Form 10-K
period 2013-12-31
ONE Gas, Inc.
filed 2014-02-25
CIK 1587732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013.
OR
__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.
Commission file number   001-36108
ONE Gas, Inc.
(Exact name of registrant as specified in its charter)

Oklahoma	46-3561936
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 West Fifth Street, Tulsa, OK	74103
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code   (918) 588-7000
Securities registered pursuant to Section 12(b) of the Act:

Common stock, par value of $0.01	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes X No__

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes __  No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes _  No X*

* The registrant became subject to such requirement on January 10, 2014, and it has filed all reports so required since that date.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one) Large accelerated filer X Accelerated filer __    Non-accelerated filer __    Smaller reporting company __

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes__ No X
The aggregate market value of the equity securities held by non-affiliates of the registrant on February 3, 2014, based upon the closing price of $33.63 of the registrant’s common stock as reported on the New York Stock Exchange was approximately $1.7 billion. The registrant has elected to use February 3, 2014 as the calculation date, which was the initial regular-way trading date of the registrant’s common stock on the New York Stock Exchange, since on June 30, 2013 (the last business day of the registrant’s second fiscal quarter), the registrant had not yet been incorporated.

On February 21, 2014, the Company had 51,941,236 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: None.

ONE Gas, Inc.
2013 ANNUAL REPORT

As used in this Annual Report, references to “we,” “our,” “us” or the “company” refer to ONE Gas, Inc., an Oklahoma corporation, and its predecessors and subsidiary, unless the context indicates otherwise.

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Annual Report are defined as follows:

ACA	Annual Cost Adjustment
AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2013
ATSR	Ad Valorem Tax Surcharge Rider
Bcf	Billion cubic feet
Bcf/d	Billion cubic feet per day
CERCLA	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
CFTC	Commodities Futures Trading Commission
Clean Air Act	Federal Clean Air Act, as amended
Clean Water Act	Federal Water Pollution Control Amendments of 1972, as amended
Code	Internal Revenue Code of 1986, as amended
COG	Cost of gas
COGR	Cost of gas rider
COSA	Cost-of-Service Adjustment
DOT	United States Department of Transportation
Dth	Dekatherm
ECP	ONEOK, Inc. Equity Compensation Plan
EIA	Energy Information Administration
EPA	United States Environmental Protection Agency
EPS	Diluted Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
GRIP	Texas Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
IASB	International Accounting Standards Board
IFRS	International Financial Reporting Standards
IMP	Integrity Management Program
IRS	U.S. Internal Revenue Service
IRS Ruling	Private Letter Ruling from IRS
KCC	Kansas Corporation Commission
LDCs	Local distribution companies
LIBOR	London Interbank Offered Rate
LTI Plan	ONEOK, Inc. Long-Term Incentive Plan
MMcf	Million cubic feet
Natural Gas Act	Natural Gas Act of 1938, as amended
NYSE	New York Stock Exchange
OCC	Oklahoma Corporation Commission
ONE Gas	ONE Gas, Inc.
ONE Gas Credit Agreement	ONE Gas’ $700 million revolving credit agreement dated December 20, 2013 and effective January 31, 2014
ONE Gas Predecessor
ONE Gas, Inc.’s predecessor for accounting purposes that consists of the business attributable to ONEOK’s natural gas distribution segment that was transferred to
ONE Gas, Inc. in connection with its separation from ONEOK

ONEOK	ONEOK, Inc. and its subsidiaries
ONEOK Partners	ONEOK Partners, L.P. and its subsidiaries
OPEB	Other post-employment benefits
OSHA	Occupational Safety and Health Administration
PBRC	Performance-Based Rate Change

PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
Pipeline Safety Improvement Act	Pipeline Safety Improvement Act of 2002, as amended
Pipeline Safety, Regulatory Certainty and Job Creation Act	Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011, as amended
RICE NESHAP	National Emission Standards for Hazardous Air Pollutants for Reciprocating Internal Combustion Engines
ROE	Return on equity calculated consistent with utility ratemaking in each jurisdiction
ROIC	Return on invested capital
RRC	Railroad Commission of Texas
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Separation and Distribution Agreement	Separation and Distribution Agreement dated January 14, 2014, between ONEOK and ONE Gas
SERP	Supplemental Executive Retirement Plan
Tax Matters Agreement	Tax Matters Agreement dated January 14, 2014, between ONEOK and ONE Gas
Transition Services Agreement	Transition Services Agreement dated January 14, 2014, between ONEOK and ONE Gas
TSR	Total shareholder return
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
WNA	Weather-normalization adjustments
XBRL	eXtensible Business Reporting Language

The statements in this Annual Report that are not historical information, including statements concerning plans and objectives of management for future operations, economic performance or related assumptions, are forward-looking statements. Forward-looking statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “should,” “goal,” “forecast,” “guidance,” “could,” “may,” “continue,” “might,” “potential,” “scheduled” and other words and terms of similar meaning.  Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that such expectations and assumptions will be achieved.  Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under Part I, Item 1A, “Risk Factors,” and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation and “Forward-Looking Statements,” in this Annual Report.

PART I

ITEM 1.    BUSINESS

SEPARATION FROM ONEOK, INC.

On January 8, 2014, ONEOK’s board of directors approved the distribution of all the shares of our common stock to holders of ONEOK common stock.

In order to allow ONEOK to effect the distribution, we requested, and the SEC declared effective, our Registration Statement on Form 10 on January 10, 2014. ONEOK transferred all of the assets and liabilities primarily related to its natural gas distribution business to us. Assets and liabilities included accounts receivable and payable, natural gas in storage, regulatory assets and liabilities, pipeline and other natural gas distribution facilities, customer deposits, employee-related assets and liabilities, including amounts attributable to pension and other postretirement benefits, tax-related assets and liabilities and other assets and liabilities primarily associated with ONEOK providing natural gas distribution service in Oklahoma, Kansas and Texas. Cash and certain corporate assets, such as office space in the corporate headquarters and certain IT hardware and software, were not transferred to us; however, the Transition Services Agreement between ONEOK and us provides access to such corporate assets as necessary to operate our business for a period of time to enable us to obtain the applicable corporate assets on our own.

Immediately prior to the contribution of the natural gas distribution business to us, ONEOK contributed to the capital of the natural gas distribution business all of the amounts outstanding on the natural gas distribution business’s short-term note payable to and long-term line of credit with ONEOK. We received approximately $1.19 billion of cash from a private placement of senior notes, then used a portion of those proceeds to fund a cash payment of approximately $1.13 billion to ONEOK. On January 31, 2014, ONEOK distributed one share of our common stock for every four shares of ONEOK common stock held by ONEOK shareholders of record as of the close of business on January 21, 2014, the record date of the distribution. At the close of business on January 31, 2014, ONE Gas, Inc. became an independent, publicly traded company as a result of the Distribution. Our common stock began trading “regular-way” under the ticker symbol “OGS” on the NYSE on February 3, 2014.

OUR BUSINESS

As of December 31, 2013, we were a wholly owned subsidiary of ONEOK. Following the separation, we became an independent, publicly traded, 100 percent regulated natural gas distribution utility. ONEOK has not retained any ownership interest in our company.

We are one of the largest natural gas utilities in the United States. We are comprised of ONEOK’s former natural gas distribution business and we are the successor to the company founded in 1906 as Oklahoma Natural Gas Company. Our company was incorporated under the laws of the state of Oklahoma on August 30, 2013. We are the largest natural gas distributor in Oklahoma and Kansas and the third largest natural gas distributor in Texas, providing service as a regulated public utility to wholesale and retail customers. We serve residential, commercial, industrial, transportation and wholesale and public authority customers in all three states. Our largest natural gas distribution markets in terms of customers are Oklahoma City and Tulsa, Oklahoma; Kansas City, Wichita and Topeka, Kansas; and Austin and El Paso, Texas. Our three divisions, Oklahoma Natural Gas, Kansas Gas Service and Texas Gas Service, distribute natural gas as public utilities to approximately 87 percent, 69 percent and 14 percent of the natural gas distribution customers in Oklahoma, Kansas and Texas, respectively.

We describe in this Annual Report the business transferred to us by ONEOK in connection with the separation as if it were our business for all historical periods described. However, we are a newly formed entity that did not independently conduct any operations before the separation. References in this document to our historical assets, liabilities, business or activities refer to the historical assets, liabilities, business or activities of the transferred business as conducted by ONEOK before the separation. The financial statements for ONE Gas Predecessor in this Annual Report have been derived from the natural gas distribution business contained within ONEOK’s historical financial records as if we had been a separate company for all periods presented. The assets and liabilities in the financial statements are reflected on a historical basis, immediately prior to the separation. The financial statements also include expense allocations for certain corporate functions historically performed by ONEOK, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal and information technology, among others. We believe our assumptions underlying the financial statements, including the assumptions regarding the allocation of general corporate expense from ONEOK, are reasonable. However, the financial statements may not include all of the actual expenses that would have been incurred and may not reflect our results of operations, financial position and cash flows had we been a standalone company during the periods presented.

OUR STRATEGY

Our primary business objective is to grow our business responsibly, while delivering quality customer service, enabling us to deliver an attractive total return to our shareholders over time and to maintain our financial stability. We intend to accomplish this objective by executing on the strategies listed below:

•
Focus on Safety of Employees, Contractors, the Public and the Environment - We are committed to pursuing a zero-incident safety culture with a focus on mitigating risk and eliminating incidents that may harm our employees, contractors, the public or the environment. Comparing 2009 with 2013, we have experienced steady improvement across a number of key safety metrics, including a 53 percent reduction in our recordable incident rate and a 37 percent reduction in our preventable vehicle incident rate. In addition, the majority of our capital spending is focused on the safety, reliability and efficiency of our system.

•
Increase Our Achieved ROE - We continually seek to improve our regulatory ROE through improved operational performance and regulatory mechanisms. For 2013, our achieved ROE was 8.0 percent across all of our service territories. Our achieved ROE includes a noncash charge to income of approximately $10.2 million before taxes, associated with the write-off of the remaining balance of certain costs associated with ONEOK’s acquisition of Kansas Gas Service in 1997 that were recorded previously as a regulatory asset. The write-off was a part of the KCC settlement for the separation of our Kansas Gas Service assets from ONEOK. The weighted-average regulatory ROE that we were allowed to earn during that same period was 9.9 percent. The difference between our achieved and allowed ROE is related primarily to regulatory lag. We make investments that increase our rate base and we incur increases in our costs that are above the amounts reflected in the rates we charge for our service. Additionally, we are not allowed recovery of certain costs we incur. The rates we charge are set in regulatory proceedings generally referred to as rate cases. The delay between the time such investments are made or increases in costs are incurred and the time that our rates are adjusted to reflect these investments and costs is referred to as regulatory lag. We have several mechanisms in place that reduce regulatory lag by allowing for adjustments to our rates between rate cases. In Oklahoma, we are under a performance-based rates mechanism, which provides for streamlined annual rate reviews between rate cases to ensure our achieved ROE remains within the established band of 10 percent to 11 percent. In Kansas, we are allowed to recover a return on qualifying capital investments between rates cases under the GSRS. In Texas, each of our jurisdictions allows us, on an annual basis, to (1) request cost-of-service adjustments to recover and earn a return on investments in rate base and certain changes in operating expenses or (2) recover a return on and return of capital investments between rates cases under the GRIP. Texas Gas Service is also allowed to accrue a rate of return, taxes and depreciation expense on safety-related natural gas distribution plant replacements from the time the replacements are in service until the plant is reflected in base rates.

In addition, we have several initiatives underway to improve our operational performance. These initiatives include implementing technology that is expected to result in increased productivity and lower operating expenses and restructuring our contractual agreements with third party contractors to reduce construction costs and operating expenses.

•
Focus on Our Credit Metrics and Our Balanced Approach to Capital Management - We believe that maintaining an investment-grade credit rating is prudent for our business as we seek to access the capital markets to finance capital investments. We intend to maintain strong credit metrics while we pursue a balanced approach to capital investment and a return of capital to shareholders via a dividend that we believe will be competitive with our peer group.

•
Advocate Constructive Relationships with Key Stakeholders - We plan to continue our constructive relationships with all our key stakeholders, including our employees, customers, investors and regulators. Our strategy includes seeking outcomes in future rate cases that provide a fair return on our infrastructure investments, while also meeting the needs of our customers through efficient and reliable service. In addition, we will continue our efforts to deliver on our strong record of safety and environmental compliance. We also seek to promote a diverse and inclusive workforce and to reward employees through a market-based compensation system.

•
Identify and Pursue Growth Opportunities - Our growth opportunities are primarily driven by capital investments related to safety and reliability enhancements to our existing system and the economic and population growth in our service territories. As a result of our commitment to enhance the integrity, reliability and safety of our existing infrastructure, we are making significant investments in our existing system, which leads to further growth of our rate base. In addition, as our service territories continue to experience economic growth, we expect to grow our rate base through capital investments in new service lines and main line extensions that we believe will allow us to meet the energy needs of new customers. As a result of overall trends in the natural gas and energy industries, we believe that the competitiveness of natural gas is increasing relative to other energy alternatives, which is creating new market opportunities for natural gas as an energy source within our existing service territories. Finally, we will evaluate strategic acquisition opportunities based on our disciplined financial and operating approach, while weighing these alternatives against future investment opportunities with respect to our existing rate base.

REGULATORY OVERVIEW

We are subject to the regulations and oversight of the state and local regulatory agencies of the territories in which we operate. Rates and charges for natural gas distribution services are established by the OCC for Oklahoma Natural Gas and by the KCC for Kansas Gas Service. Texas Gas Service is subject to regulatory oversight by the various municipalities that it serves, which have primary jurisdiction in their respective areas. Rates in unincorporated areas of Texas and all appellate matters are subject to regulatory oversight by the RRC. These regulatory authorities have the responsibility of ensuring that the utilities in their jurisdictions provide safe and reliable service at a reasonable cost, while providing utility companies the opportunity to earn a fair and reasonable return on their investments.

Generally, a utility’s rates and charges are established in rate case proceedings. Regulatory authorities may also approve mechanisms that allow for adjustments for specific costs or investments made between rate cases. Due to the nature of the regulatory process, there is an inherent lag between the time that a utility makes investments or incurs additional costs and the setting of new rates to recover those investments or costs.

Oklahoma Natural Gas currently operates under a PBRC mechanism, which provides for streamlined annual rate reviews between rate cases and includes adjustments for incremental capital investment and certain expenses. Under this mechanism, we have a targeted ROE of between 10 percent and 11 percent. If our achieved ROE is below 10 percent, our base rates in Oklahoma are increased upon OCC approval to an amount necessary to restore the ROE to 10.5 percent. If our achieved ROE exceeds 11 percent, the portion of the earnings above 11 percent is shared with our customers, with our customers receiving the benefit of 75 percent of the earnings above 11 percent and our company receiving the benefit of the remaining 25 percent. Other regulatory mechanisms in Oklahoma include the following:

•
Purchase Gas Adjustment Clause - Oklahoma Natural Gas’ commodity costs are passed through to its customers without markup via the PGA. Any costs that result from natural gas that is used in operations and the fuel-related portion of bad debts are also recovered through the PGA.

•
Temperature Adjustment Clause - TAC is designed to reduce customers’ bills for the additional volumes used when the actual heating degree days exceed the normalized heating degree days and to increase the customers’ bills for volumes not used when actual heating degrees days are less than the normal heating degree days. The TAC is in effect for the months of November through April.

•
Energy Efficiency Programs - Oklahoma Natural Gas has an Energy Efficiency Program, available to all of its gas sales customers.  The costs associated with these programs and an incentive to offer these programs are recovered through a monthly surcharge on customer bills. Oklahoma Natural Gas collects approximately $10 million each year from natural gas sales customers to fund the program, which provides education, heating system check-ups, and appliance rebates to promote energy efficiency.

•
Rate Design for Residential Customers - Oklahoma Natural Gas is authorized to utilize a rate structure with two different rate choices. Rate Choice “A” is designed for customers whose annual normalized volume is less than 50 Dth. The tariff for these customers contains both a fixed monthly service charge and a per Dth delivery fee. Although a portion of the net margin for customers in Rate Choice “A” is dependent on usage, these customers use relatively small quantities of natural gas and therefore the net margin that is dependent on usage is not significant. The fixed monthly residential customer charge for Oklahoma Natural Gas is $13.21 for Rate Choice “A” customers. Rate Choice “B” is designed for customers whose annual normalized volume is 50 Dth or greater. The tariff for these customers contains only a fixed monthly service charge of $28.76. For the year ended December 31, 2013, approximately 83 percent of Oklahoma Natural Gas’ net margin from its sales customers was recovered from fixed charges. At December 31, 2013, 68 percent of Oklahoma Natural Gas’ residential customers are on Rate Choice “B.”

•
Rate Design for Commercial and Industrial Customers - Oklahoma Natural Gas is authorized to utilize a rate structure with two different rate choices for its Small Commercial and Industrial, or SCI, customers. Rate Choice “A” is designed for SCI customers whose annual normalized volume is less than 40 Dth. The tariff for these customers contains both a fixed monthly service charge and a delivery fee. Rate Choice “B” is designed for SCI customers whose annual normalized volume is 40 Dth or greater but less than 150 Dth. The tariff for these customers contains only a fixed monthly service charge. All of Oklahoma Natural Gas’ Large Commercial and Industrial, or LCI, customers are on a fixed monthly service charge. At December 31, 2013, 72 percent of Oklahoma Natural Gas’ commercial and industrial customers are on either SCI Rate Choice “B” or LCI.

•
Compressed Natural Gas Rebate Program - The CNG Rebate Program is designed to promote and support the CNG market in the state of Oklahoma by offering rebates to Oklahoma residents who purchase dedicated and bi-fueled natural gas vehicles or install residential CNG fueling stations. The rebates are funded by a $0.25 per gasoline gallon equivalent surcharge that Oklahoma Natural Gas is authorized to collect on fuel purchased from a CNG dispenser owned by Oklahoma Natural Gas. In 2013, Oklahoma Natural Gas collected approximately $0.6 million under this program.

Kansas Gas Service operates under a traditional regulatory framework, whereby periodic rate cases are filed with the KCC as needed to increase base rates in order for Kansas Gas Service to be permitted an opportunity to earn its authorized ROE. Other regulatory mechanisms in Kansas include the following:

•
Cost of Gas Rider and Annual Cost Adjustment - The COGR and ACA allow Kansas Gas Service to recover the actual cost of the natural gas it sells to its customers. The COGR includes a monthly estimate of the cost Kansas Gas Service incurs in transporting, storing and purchasing natural gas supply for its sales customers, the ACA and other charges and credits. The ACA is an annual component of the COGR that compares the cost of gas recovered through the COGR for the preceding year with the actual natural gas supply costs and the fuel-related portion of bad debts for the same period. Any over or under recovery is reflected in the subsequent year’s COGR.

•
Weather Normalization Adjustment - The WNA mechanism allows Kansas Gas Service to accrue the variation in net margin due to abnormal weather occurring from November through March. WNA is designed to reduce customers’ bills for the additional volumes used when the actual heating degree days exceed the normalized heating degree days and to increase the customers’ bills for the reduction in volumes used when actual heating degrees days are less than the normal heating degree days. Once a year, the amount of the adjustment is determined and is then applied to customers’ bills over the subsequent 12-month period.

•
Ad Valorem Tax Surcharge Rider - The ATSR allows Kansas Gas Service to recover the difference each year between the property tax costs built into its rates and its actual property tax costs without having to file a rate case. The amount of the adjustment is determined annually and recovered over the subsequent 12 months as a change in the delivery-charge component.

•
Pension and Other Postretirement Benefits Trackers - The Pension and OPEB Trackers allow Kansas Gas Service to track and defer for recovery in its next rate case the difference between the pension and OPEB costs included in base rates and actual expense as determined in accordance with GAAP.

•
Gas System Reliability Surcharge - The GSRS surcharge allows Kansas Gas Service the ability to begin recovering a return of capital costs for qualifying infrastructure investments (i.e., pipeline safety projects and relocation projects) incurred each year between rate case filings. After five annual filings, Kansas Gas Service is required to file a rate case or cease collection of the surcharge.

The fixed monthly residential customer charge for Kansas Gas Service is $15.35. For the year ended December 31, 2013, approximately 51 percent of Kansas Gas Service’s net margin from its sales customers was recovered from fixed charges. Kansas experiences the highest heating degree days of all of the ONE Gas service territories, which brings a level of stability to net margin even though a significant portion is based on usage.

Texas Gas Service has grouped its customers into 10 service areas, each of which includes between 2 and 34 cities or jurisdictions. Periodic rate cases are filed with the cities, or the RRC, as needed, in order for Texas Gas Service to have an opportunity to earn its authorized ROE. Other regulatory mechanisms and constructs in Texas include the following:

•
GRIP statute - In four service areas, comprising 81 percent of Texas Gas Service’s customers, Texas Gas Service makes an annual filing under the GRIP statute, which allows it to recover return, taxes and depreciation on the annual net investment increase. After five annual GRIP filings, Texas Gas Service is required to file a full rate case. A full rate case may be filed at shorter intervals if desired by either Texas Gas Service or the regulator.

•
Cost-of-Service Adjustment filings - In six service areas, comprising 19 percent of its customers, Texas Gas Service makes an annual COSA filing. COSA tariffs permit Texas Gas Service to recover return, taxes and depreciation on the annual increases in net investment, as well as annual increases or decreases in certain expenses and revenues. One COSA has no cap on the amount of the increase. Four of the COSAs have no cap on increases related to investment; but, have caps ranging from 3.5 percent to 5 percent or the change in the Consumer Price Index for expense increases. One COSA caps all increases at the increase in the Consumer Price Index. A full rate case may be filed when desired by Texas Gas Service or the regulator, but is not required.

•
WNA clause - Texas Gas Service employs WNA clauses in eight of its services areas, comprising 62 percent of its customers. In one of the service areas without WNA, which comprises 38 percent of its customers, Texas Gas Service recovers 84 percent of net margin from fixed charges, making revenues in this service area less weather-sensitive. WNA is designed to reduce customers’ bills for the additional volumes used when the actual heating degree days exceed the normalized heating degree days and to increase customers’ bills for the reduction in volumes used when actual heating degrees days are less than the normal heating degree days. The WNA is in effect from September through May.

•
Cost of Gas clause - In all service areas, Texas Gas Service recovers 100 percent of its gas costs, including interest on storage and the natural gas cost component of bad debts, via a COG mechanism, subject to a limitation of 5 percent on lost-and-unaccounted-for natural gas. The COG is reconciled annually to compare the revenues recovered through the COG with the actual natural gas supply costs and any over or under recovery is refunded or recovered, as applicable, in the subsequent year.

•
Pension and OPEB - Texas Gas Service is authorized by statute to defer pension and other postretirement benefit costs that exceed the amount recovered in base rates, and to seek recovery of the deferred costs in a future rate case.

•	Pipeline-Integrity Testing Riders - Texas Gas Service recovers approximately 90 percent of its pipeline-integrity testing expenses via riders, with the remainder included in base rates.

•
Safety-Related Plant Replacements - Texas Gas Service is authorized by RRC rule to accrue a rate of return, taxes and depreciation expense on safety-related plant replacements from the time the replacements are in service until the plant is reflected in base rates, and to seek recovery of those accrued amounts in a future rate proceeding.

•
Energy Conservation Program - Texas Gas Service has an Energy Conservation Program in its Central Texas service area, comprising 37 percent of total customers. Texas Gas Service collects approximately $2 million per year from customers to fund the program, which provides energy audits, weatherization and appliance rebates to promote energy efficiency.

The average fixed monthly residential customer charge for Texas Gas Service is $12.71, and for the year ended December 31, 2013, approximately 70 percent of Texas Gas Service’s net margin from its sales customers was recovered from fixed charges.

MARKET CONDITIONS AND SEASONALITY

Supply - We purchased 189 Bcf and 140 Bcf of natural gas supply in 2013 and 2012, respectively. The increase in 2013 resulted primarily from additional supply requirements due to colder temperatures in 2013 compared with 2012. Our natural gas supply portfolio consists of long-term, seasonal and short-term contracts from a diverse group of suppliers. We award these contracts through competitive-bidding processes to ensure reliable and competitively priced natural gas supply. We acquire our natural gas supply from natural gas processors, natural gas marketers and natural gas producers.

An objective of our supply-sourcing strategy is to provide value to our customers through reliable, competitively priced and flexible natural gas supply and transportation purchases from multiple production areas and suppliers. This strategy is designed to mitigate the impact on our supply from physical interruption, financial difficulties of a single supplier, natural disasters and other unforeseen force majeure events, as well as to ensure these resources are reliable and flexible to meet the variations of customer demands.

We do not anticipate problems with securing natural gas supply to satisfy customer demand; however, if supply shortages were to occur, we have curtailment tariff provisions in place that allow us to reduce or discontinue natural gas service to large industrial users and to request that residential and commercial customers reduce their natural gas requirements to an amount essential for public health and safety. In addition, during times of critical supply disruptions, curtailments of deliveries to customers with firm contracts may be made in accordance with guidelines established by appropriate federal, state and local regulatory agencies.

Natural gas supply requirements are affected by weather conditions. In addition, economic conditions impact the requirements of our commercial and industrial customers. Natural gas usage per residential customer may decline as customers change their consumption patterns in response to a variety of factors, including:

•	more volatile and higher natural gas prices;

•	customers’ improving the energy efficiency of existing homes by replacing doors and windows, adding insulation, and replacing appliances with more efficient appliances;

•	more energy-efficient construction; and

•	fuel switching.

In each jurisdiction in which we operate, changes in customer-usage profiles are considered in the periodic redesign of our rates.

In managing our natural gas supply portfolios, we partially mitigate price volatility using a combination of financial derivatives and natural gas in storage. We have natural gas financial hedging programs that have been authorized by the regulatory authorities in each state in which we do business. We do not utilize financial derivatives for speculative purposes, nor do we have trading operations associated with our business. As of December 31, 2013, we had 57.3 Bcf of natural gas storage capacity under lease with remaining terms ranging from one to five years and maximum allowable daily withdrawal capacity of approximately 1.5 Bcf. This storage capacity allows us to purchase natural gas during the off peak season and store it for use in the winter periods. Approximately 26 percent of our winter natural gas supply needs for our sales customers are expected to be supplied from storage.

Demand - See discussion below under “Seasonality” and “Competition” for factors affecting demand for our services.

Seasonality - Natural gas sales to residential and commercial customers are seasonal, as a substantial portion of their natural gas requirements are for heating. Accordingly, the volume of natural gas sales is higher normally during the months of November through March than in other months of the year. The impact on our margins resulting from weather temperatures that are above or below normal is offset partially through our WNA mechanisms. See discussion above under “Regulatory Overview.”

Competition - We encounter competition based on customers’ preference for natural gas, compared with other energy alternatives and their comparative prices. We compete to supply energy for space and water heating, cooking, clothes drying and other general energy needs. Significant energy usage competition occurs between natural gas and electricity in the residential and small commercial markets. Customers and builders typically make the decision on the type of equipment, and therefore the energy source, at initial installation, generally locking in the chosen energy source for the life of the equipment. Changes in the competitive position of natural gas relative to electricity and other energy alternatives have the potential to cause a decline in consumption of natural gas or in the number of natural gas customers.

The Department of Energy issued a statement of policy that it will use full fuel-cycle measures of energy use and emissions when evaluating energy-conservation standards for appliances. In addition, the EPA has determined that source energy is the most equitable unit for evaluating energy consumption. Assessing energy efficiency in terms of a full fuel-cycle or source-energy analysis, which takes all energy use into account, including transmission, delivery and production losses, in addition to energy consumed at the site, highlights the high overall efficiency of natural gas in residential and commercial uses compared with electricity.

The below table contains data related to the cost of our delivered gas relative to electricity based on current market conditions:

Natural Gas vs. Electricity	Oklahoma	Kansas	Texas

Average retail price of electricity / kWh(1)	9.61¢	11.40¢	11.68¢
Natural gas price equivalent of electricity / Dth(1)	$28.17	$33.41	$34.23
ONE Gas delivered cost of natural gas / Dth(2)	$10.10	$10.05	$9.49
Natural gas advantage ratio(3)	2.8x	3.3x	3.6x
(1) Source: United States Energy Information Agency, www.eia.gov, for the eleven-month period ended November 30, 2013.
(2) Represents the average delivered cost of natural gas to a residential customer, including the cost of the natural gas supplied, fixed customer charge, delivery charges and charges for riders, surcharges and other regulatory mechanisms associated with the services we provide, for the year ended December 31, 2013.
(3) Calculated as the ratio of the natural gas price equivalent per dekatherm of the average retail price of electricity per kilowatt hour to the ONE Gas delivered average cost of natural gas per dekatherm.

We are subject to competition from other pipelines for our large industrial and commercial customers, and this competition has and may continue to impact margins. Under our transportation tariffs, qualifying industrial and commercial customers are able to purchase their natural gas needs from the supplier of their choice and have us transport it for a fee. A portion of the transportation services that we provide are at negotiated rates that are below the maximum approved transportation tariff rates. Reduced rate transportation service may be negotiated when a competitive pipeline is in proximity or another viable energy option is available to the customer. Increased competition could potentially lower these rates.

ENVIRONMENTAL AND SAFETY MATTERS

Environmental Matters - We are subject to multiple historical, wildlife preservation and environmental laws and/or regulations, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, hazardous materials transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures at our facilities. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Pipeline Safety - We are subject to PHMSA regulations, including integrity-management regulations. The Pipeline Safety Improvement Act requires pipeline companies operating high-pressure pipelines to perform integrity assessments on pipeline segments that pass through densely populated areas or near specifically designated high-consequence areas. In January 2012, the Pipeline Safety, Regulatory Certainty and Job Creation Act was signed into law. The new law increased maximum penalties for violating federal pipeline safety regulations and directs the DOT and Secretary of Transportation to conduct further review or studies on issues that may or may not be material to us. These issues include but are not limited to the following:

•	an evaluation on whether natural gas pipeline integrity-management requirements should be expanded beyond current high-consequence areas;

•	a verification of records for pipelines in class 3 and 4 locations and high-consequence areas to confirm maximum allowable operating pressures; and

•	a requirement to test previously untested pipelines operating above 30 percent yield strength in high-consequence areas.

The potential capital and operating expenditures related to this legislation, the associated regulations or other new pipeline safety regulations are unknown.

Air and Water Emissions - The Clean Air Act, the Clean Water Act, analogous state laws and/or regulations promulgated thereunder, impose restrictions and controls regarding the discharge of pollutants into the air and water in the United States. Under the Clean Air Act, a federally enforceable operating permit is required for sources of significant air emissions. We may be required to incur certain capital expenditures for air-pollution-control equipment in connection with obtaining or maintaining permits and approvals for sources of air emissions. The Clean Water Act imposes substantial potential liability for the removal of pollutants discharged to waters of the United States and remediation of waters affected by such discharge.

Federal, state and regional initiatives to measure and regulate greenhouse gas emissions are under way. We monitor all relevant federal and state legislation to assess the potential impact on our operations. The EPA’s Mandatory Greenhouse Gas Reporting Rule requires annual greenhouse gas emissions reporting as carbon dioxide equivalents from affected facilities and for the natural gas delivered by us to our natural gas distribution customers who are not otherwise required to report their own emissions. Our 2012 total reported emissions were approximately 11.9 million metric tons of carbon dioxide equivalents. This total includes the carbon dioxide equivalents from natural gas delivered to customers as if all such gas were combusted and the carbon dioxide equivalents of certain fugitive methane emissions from our pipelines. The additional cost to gather and report this emission data did not have, and we do not expect it to have, a material impact on our results of operations, financial position or cash flows. In addition, Congress has considered, and may consider in the future, legislation to reduce greenhouse gas emissions, including carbon dioxide and methane. Likewise, the EPA may institute additional regulatory rulemaking associated with greenhouse gas emissions. At this time, no rule or legislation has been enacted that assesses any costs, fees or expenses on any of these emissions.

The EPA’s rule on air-quality standards, titled “National Emissions Standards for Hazardous Air Pollutants for Reciprocating Internal Combustion Engines,” also known as RICE NESHAP, initially included a compliance date in 2013. Subsequent industry appeals and settlements with the EPA have extended timelines for compliance associated with the final RICE NESHAP rule. While the rule could require capital expenditures for the purchase and installation of new emissions-control equipment, we do not expect these expenditures will have a material impact on our results of operations, financial position or cash flows.

CERCLA - The federal Comprehensive Environmental Response, Compensation and Liability Act, also commonly known as Superfund, imposes strict, joint and several liability, without regard to fault or the legality of the original act, on certain classes of “persons” (defined under CERCLA) that caused and/or contributed to the release of a hazardous substance into the environment. These persons include but are not limited to the owner or operator of a facility where the release occurred and/or companies that disposed or arranged for the disposal of the hazardous substances found at the facility. Under CERCLA, these persons may be liable for the costs of cleaning up the hazardous substances released into the environment, damages to natural resources and the costs of certain health studies. We do not expect that our responsibilities under CERCLA will have a material impact on our respective results of operations, financial position or cash flows.

Pipeline Security - The United States Department of Homeland Security’s Transportation Security Administration issued updated pipeline security guidelines in April 2012. Our pipeline facilities have been reviewed according to the current guidelines and no material changes have been required to date.

Environmental Footprint - Our environmental and climate change strategy focuses on taking steps to minimize the impact of our operations on the environment. These strategies include: (1) developing and maintaining an accurate greenhouse gas emissions inventory according to current rules issued by the EPA; (2) improving the efficiency of our various pipelines; (3) following developing technologies for emission control; and (4) utilizing practices to reduce the loss of methane from our facilities.

We participate in the EPA’s Natural Gas STAR Program to voluntarily reduce methane emissions. We continue to focus on maintaining low rates of lost-and-unaccounted-for natural gas through expanded implementation of best practices to limit the release of natural gas during pipeline and facility maintenance and operations.

EMPLOYEES

We employed approximately 3,100 people at February 1, 2014, including approximately 700 people at Kansas Gas Service who are subject to collective bargaining agreements. The following table sets forth our contracts with collective bargaining units at February 1, 2014:

Union	Approximate Employees	Contract Expires
The United Steelworkers	400	October 28, 2016
International Brotherhood of Electrical Workers (IBEW)	300	June 30, 2014

INFORMATION AVAILABLE ON OUR WEBSITE

We make available, free of charge, on our website (www.onegas.com) copies of our Annual Report, Quarterly Reports, Current Reports on Form 8-K, amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act and reports of holdings of our securities filed by our officers and directors under Section 16 of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.  Copies of our Code of Business Conduct and Ethics, Governance Guidelines, Certificate of Incorporation, bylaws and the written charters of our Audit Committee, Executive Compensation Committee, Corporate Governance Committee and Executive Committee are also available on our website, and we will provide copies of these documents upon request.  Our website and any contents thereof are not incorporated by reference into this report.

We also make available on our website the Interactive Data Files required to be submitted and posted pursuant to Rule 405 of Regulation S-T.

ITEM 1A.    RISK FACTORS

Our investors should consider the following risks that could affect us and our business.  Although we have tried to discuss key factors, our investors need to be aware that other risks may prove to be important in the future.  New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our financial performance.  Investors should carefully consider the following discussion of risks and the other information included or incorporated by reference in this Annual Report, including “Forward-Looking Statements,” which are included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

RISK FACTORS INHERENT IN OUR BUSINESS

Unfavorable economic and market conditions could affect adversely our earnings.

Weakening economic activity in our markets could result in a loss of existing customers, fewer new customers, especially in newly constructed homes or a decline in energy consumption, any of which could affect adversely our revenues or restrict our future growth. It may become more difficult for customers to pay their natural gas bills, leading to slow collections and higher-than-normal levels of accounts receivable which in turn could increase our financing requirements and bad debt expense. The foregoing could affect negatively our business, financial condition, results of operations and cash flows.

Increases in the wholesale price of natural gas could reduce our earnings, increase our working capital requirements and impact adversely our customer base.

The supply and demand balance in natural gas markets could cause an increase in the price of natural gas. Recently, the increased production in the U.S. of natural gas from shale formations has put downward pressure on the wholesale cost of natural gas; however, restrictions or regulations on shale natural gas production, increased demand from natural gas fueled electric power generation or natural gas exports could cause natural gas prices to increase. Additionally, the CFTC under the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act has regulatory authority of the over-the-counter derivatives markets. Regulations affecting derivatives could increase the price of our natural gas supply.

An increase in the price of natural gas could cause us to experience a significant increase in short-term debt because we must pay suppliers for natural gas when purchased, which can be significantly in advance of when such costs may be recovered through the collection of customer bills, which could adversely affect our financial condition and cash flows.

Further, the volatility of natural gas prices may impact negatively our customers’ perception of natural gas. Natural gas costs are passed through to the customers of our LDCs based on the actual cost of the natural gas purchased by the particular LDC. Substantial fluctuations in natural gas prices can occur from year to year and sustained periods of high natural gas prices or of pronounced natural gas price volatility may lead to customers selecting other energy alternatives, such as electricity, and to increased scrutiny of the prudency of our natural gas procurement strategies and practices by our regulators. It may also cause new home developers, builders and new customers to select alternative sources of energy. Additionally, high natural gas prices may cause customers to conserve more and may also impact adversely our accounts receivable collections, resulting in higher bad-debt expense. The occurrence of any of the foregoing could affect adversely our business, financial condition, results of operations and cash flows, as well as our future growth opportunities.

In addition, customer demand for natural gas may decrease due to technological advancements that increase the efficiency of and decrease energy consumption of devices and equipment powered by natural gas.

Regulatory actions could impact our ability to earn a reasonable rate of return on our invested capital and to recover fully our operating costs.

In addition to regulation by other governmental authorities, we are subject to regulation by the OCC, KCC, RRC and various municipalities in Texas. These agencies set the rates that we charge our customers for our services. There can be no assurance that we will be able to obtain rate increases or that our authorized rates of return will continue at the current levels. We monitor and compare the rates of return we achieve with our allowed rates of return and initiate general and specific rate proceedings as needed. If a regulatory agency were to prohibit us from setting rates that allow for the timely recovery of our costs and a reasonable return by significantly lowering our allowed return or negatively altering our cost allocation, rate design or other tariff provisions, modifying or eliminating cost trackers, prohibiting recovery of regulatory assets or disallowing portions of our expenses, then our earnings could be impacted negatively. Rate cases also involve a risk of rate reduction, because once rates have been filed, they are still subject to challenge for their reasonableness by various interveners.

Further, accounting principles that govern our company permit certain assets that result from the regulatory process to be recorded on our balance sheets that could not be recorded under GAAP for nonregulated entities. We consider factors such as rate orders from regulators, previous rate orders for substantially similar costs, written approval from the regulators and analysis of recoverability from internal and external legal counsel to determine the probability of future recovery of these assets. If we determine future recovery is no longer probable, we would be required to write off the regulatory assets at that time, which would also affect negatively our results of operations. Regulatory authorities also review whether our natural gas costs are prudent and can adjust the amount of our natural gas costs that we pass through to our customers. If any of our natural gas costs were disallowed, our results of operations would also be affected negatively.

In the normal course of business in the regulatory environment, assets are placed in service before regulatory action is taken, such as filing a rate case or for interim recovery under a capital tracking mechanism that could result in an adjustment of our returns. Once we make a regulatory filing, regulatory bodies have the authority to suspend implementation of the new rates while studying the filing. Because of this process, we may suffer the negative financial effects of having placed in service assets that do not initially earn our authorized rate of return or may not be allowed recovery on such expenditures at all.

The profitability of our operations is dependent on our ability to recover timely the costs related to providing natural gas service to our customers. However, we are unable to predict the impact that new regulatory requirements will have on our operating expenses or the level of capital expenditures and we can not assure you that our regulators will continue to allow recovery of such expenditures in the future. Changes in the regulatory environment applicable to our business could impair our ability to recover costs absorbed historically by our customers, and impact negatively our results of operations, financial condition and cash flows.

Our risk-management policies and procedures may not be effective, and employees may violate our risk-management policies.

We have implemented a set of policies and procedures that involve both our senior management and the Audit Committee of our Board of Directors to assist us in managing risks associated with our business. These risk policies and procedures are intended to align strategies, processes, people, information technology and business knowledge so that risk is managed throughout the organization. However, as conditions change and become more complex, current risk measures may fail to assess adequately the relevant risk due to changes in the market and the presence of risks previously unknown to us. Additionally, if employees fail to adhere to our policies and procedures or if our policies and procedures are not effective, potentially because of future conditions or risks outside of our control, we may be exposed to greater risk than we had intended. Ineffective risk-management policies and procedures or violation of risk-management policies and procedures could have an adverse effect on our earnings, financial condition and cash flows.

We are subject to comprehensive energy regulation by governmental agencies, and the recovery of our costs is dependent on regulatory action.

We are subject to comprehensive regulation by several state and municipal utility regulatory agencies, which significantly influences our operating environment and our ability to recover our costs from utility customers. The utility regulatory authorities in Oklahoma, Kansas and Texas regulate many aspects of our utility operations, including organization, financing, affiliate transactions, customer service and the rates that we can charge customers. The profitability of our operations is dependent on our ability to pass through costs related to providing natural gas to our customers by filing periodic rate cases. The regulatory environment applicable to our operations could impair our ability to recover costs historically absorbed by our customers.

We are unable to predict the impact that the future regulatory activities of these agencies will have on our operations. Changes in regulations or the imposition of additional regulations could have an adverse impact on our business, financial condition and results of operations. Further, the results of our operations could be impacted negatively if our authorized cost-recovery mechanisms do not function as anticipated.

Our business is subject to competition that could affect negatively our results of operations.

The natural gas distribution business is competitive, and we face competition from other companies that supply energy, including electric companies, propane dealers, renewable energy providers and coal companies in relation to sources of energy for electric power plants, as well as nuclear energy. Significant competitive factors include efficiency, quality and reliability of the services we provide and price.

The most significant product competition occurs between natural gas and electricity in the residential and small commercial markets. Natural gas competes with electricity for water and space heating, cooking, clothes drying and other general energy needs. Increases in the price of natural gas or decreases in the price of other energy sources could negatively impact our competitive position by decreasing the price benefits of natural gas to the consumer. Customers and builders typically make the decision on the type of equipment at initial installation and use the chosen energy source for the life of the equipment. Changes in the competitive position of natural gas relative to electricity and other energy products have the potential to cause a decline in consumption or in the number of natural gas customers.

Consumer conservation efforts, higher natural gas costs or decreases in the price of other energy sources may also allow competition from alternative energy sources for applications that have traditionally used natural gas, encouraging some customers to move away from natural gas-fired equipment to equipment fueled by other energy sources. Competition between natural gas and other forms of energy is also based on efficiency, performance, reliability, safety and other nonprice factors. Technological improvements in other energy sources and events that impair the public perception of the nonprice attributes of natural gas could erode our competitive advantage. These factors in turn could decrease the demand for natural gas, impair our ability to attract new customers, and cause existing customers to switch to other forms of energy or to bypass our systems in favor of alternative competitive sources. This could result in slow or no customer growth and could cause customers to reduce or cease using our product, thereby reducing our ability to make capital expenditures and otherwise grow our business and affecting adversely our financial condition, results of operations and cash flows.

Our business activities are concentrated in three states.

We provide natural gas distribution services to customers in Oklahoma, Kansas and Texas. Changes in the regional economies, politics, regulations and weather patterns of these states could negatively impact the growth opportunities available to us and the usage patterns and financial condition of our customers. This could affect adversely our financial condition, results of operations and cash flows.

The availability of adequate natural gas pipeline transportation capacity and natural gas supply may decrease and impair our ability to meet customers’ natural gas requirements.

In order to meet customers’ natural gas demands, we must obtain sufficient natural gas supplies, pipeline capacity and storage capacity. If we are unable to obtain these, our ability to meet our customers’ natural gas requirements could be impaired and our financial condition and results of operations may be impacted adversely. A significant disruption to or reduction in natural gas supply, pipeline capacity or storage capacity due to events including, but not limited to operational failures or disruptions, hurricanes, tornadoes, floods, freeze off of natural gas wells, terrorist or cyber-attacks or other acts of war, or legislative or regulatory actions, could reduce our normal supply of natural gas and thereby reduce our earnings.

A downgrade in our credit ratings could affect negatively our cost of and ability to access capital.

Our ability to obtain adequate and cost effective financing depends in part on our credit ratings. A negative change in our ratings outlook by our rating agencies could affect adversely our costs of borrowing and/or access to sources of liquidity and capital. Such a downgrade could further limit our access to public and private credit markets and increase the costs of borrowing under available credit lines. Should our credit ratings be downgraded, it could limit our ability to obtain additional financing in the future for working capital, capital expenditures and acquisitions. An increase in borrowing costs without the ability to recover these higher costs in the rates charged to our customers could affect adversely our results of operations and cash flows by limiting our ability to earn our allowed rate of return.

We are subject to new and existing laws and regulations that may require significant expenditures or significant increases in operating costs or result in significant fines or penalties for noncompliance.

Our business and operations are subject to regulation by a number of agencies, including the FERC, the DOT, OSHA, the EPA, the CFTC and various regulatory agencies in Oklahoma, Kansas and Texas, and we are subject to numerous federal and state laws and regulations. Future changes to laws, regulations and policies may impair our ability to compete for business or to recover costs and may increase the cost of our operations. Furthermore, because the language in some laws and regulations is not prescriptive, there is a risk that our interpretation of these laws and regulations may not be consistent with expectations of regulators. Any compliance failure related to these laws and regulations may result in fines, penalties or injunctive measures affecting our operating assets. For example, under the Energy Policy Act of 2005, the FERC has civil penalty authority under the Natural Gas Act to impose penalties for current violations of up to $1 million per day for each violation. In addition, as the regulatory environment for our industry increases in complexity, the risk of inadvertent noncompliance could also increase. Our failure to comply with applicable regulations could result in a material adverse effect on our business, financial condition, results of operations and cash flows.

We are subject to strict regulations at many of our facilities regarding employee safety, and failure to comply with these regulations could affect adversely our financial results.

The workplaces associated with our facilities are subject to the requirements of OSHA, and comparable state statutes that regulate the protection of the health and safety of workers. The failure to comply with OSHA and state requirements or general industry standards, including keeping adequate records or preventing occupational exposure to regulated substances, could expose us to civil or criminal liability, enforcement actions, and regulatory fines and penalties and could have a material adverse effect on our business, financial condition, results of operations and cash flow.

We are subject to environmental regulations, which could affect adversely our operations or financial results.

We are subject to laws, regulations and other legal requirements enacted or adopted by federal, state and local governmental authorities relating to protection of the environment and health and safety matters, including those legal requirements that govern discharges of substances into the air and water, the management and disposal of hazardous substances and waste, the clean-up of contaminated sites, groundwater quality and availability, plant and wildlife protection, as well as work practices related to employee health and safety. Environmental legislation also requires that our facilities, sites and other properties associated with our operations be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. The failure to comply with these laws, regulations and other requirements could expose us to civil or criminal liability, enforcement actions and regulatory fines and penalties and could have a material adverse effect on our business, financial condition, results of operations and cash flows. We also own or retain certain liability for the environmental conditions at 12 former manufactured natural gas sites in Kansas, and expenses related to these sites could affect negatively our business, results of operations and cash flows.

We are subject to pipeline safety and system integrity laws and regulations that may require significant expenditures, significant increases in operating costs or, in the case of noncompliance, substantial fines.

We are subject to the Pipeline Safety Improvement Act, which requires companies like us that operate high-pressure pipelines to perform integrity assessments on pipeline segments that pass through densely populated areas or near specifically designated high-consequence areas. Further, the Pipeline Safety, Regulatory Certainty and Job Creation Act increased the maximum penalties for violating federal pipeline safety regulations and directed the DOT and Secretary of Transportation to conduct further review or studies on issues that may or may not be material to us. Compliance with existing or new laws and regulations may result in increased capital, operating and other costs which may not be recoverable in rates from our customers or may impact materially our competitive position relative to other energy providers. Failure to comply with such laws and regulations may result in fines, penalties, or injunctive measures that would not be recoverable from customers in rates and could result in a material adverse effect on our financial condition, results of operations and cash flows. The failure to comply with these laws, regulations and other requirements could expose us to civil or criminal liability, enforcement actions, and regulatory fines and penalties and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Climate change, carbon neutral or energy-efficiency legislation or regulations could increase our operating costs or restrict our market opportunities, negatively affecting our growth, cash flows and results of operations.

The federal and/or state governments may enact legislation or regulations that attempt to control or limit the causes of climate change, including greenhouse gas emissions such as carbon dioxide. Such laws or regulations could impose costs tied to carbon emissions, operational requirements or restrictions, or additional charges to fund energy efficiency activities. They could also provide a cost advantage to alternative energy sources, impose costs or restrictions on end users of natural gas, or result in other costs or requirements, such as costs associated with the adoption of new infrastructure and technology to respond to new mandates. The focus on climate change could negatively impact the reputation of fossil fuel products or services. The occurrence of the foregoing events could put upward pressure on the cost of natural gas relative to other energy sources, increase our costs and the prices we charge to customers, reduce the demand for natural gas, and impact the competitive position of natural gas and the ability to serve new or existing customers, affecting negatively our business, results of operations and cash flows.

We are subject to physical and financial risks associated with climate change.

There is a growing belief that emissions of greenhouse gases may be linked to global climate change. Climate change creates physical and financial risk. Our customers’ energy needs vary with weather conditions, primarily temperature and humidity. For residential customers, heating and cooling represent their largest energy use. To the extent weather conditions may be affected by climate change, customers’ energy use could increase or decrease depending on the duration and magnitude of any changes. A decrease in energy use due to weather changes may affect our financial condition through decreased revenues and cash flows. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions. Weather conditions outside of our operating territory could also have an impact on our revenues and cash flows by affecting natural gas prices. Severe weather impacts our operating territories primarily through thunderstorms, tornados and snow or ice storms. To the extent the frequency of extreme weather events increases, this could increase our cost of providing service. We may not be able to pass on the higher costs to our customers or recover all the costs related to mitigating these physical risks. To the extent financial markets view climate change and emissions of greenhouse gases as a financial risk, this could affect negatively our ability to access capital markets or cause us to receive less favorable terms and conditions in future financings. Our business could be affected by the potential for lawsuits related to or against greenhouse gas emitters based on the claimed connection between greenhouse gas emissions and climate change, which could negatively impact our business, results of operations and cash flows.

Demand for natural gas is highly weather sensitive and seasonal, and weather conditions may cause our earnings to vary from year to year.

Our earnings can vary from year to year, depending in part on weather conditions, which directly influence the volume of natural gas delivered to customers. Natural gas sales to residential and commercial customers are seasonal, as a substantial portion of their natural gas requirements are for heating during the winter months. Warmer-than-normal weather can reduce our utility margins as customer consumption declines. We have implemented weather normalization mechanisms in Oklahoma, Kansas and portions of Texas, which are designed to limit our earnings sensitivity to weather. Weather normalization mechanisms allow us to increase customer billings to offset lower natural gas usage when weather is warmer than normal and decrease customer billings to offset higher natural gas usage when weather is colder than normal. If our rates and tariffs are modified to curtail such weather protection programs, then we would be exposed to additional risk associated with weather. As a result of occurrence of the foregoing, our results of operations and cash flows could vary and be impacted negatively.

We may not be able to complete necessary or desirable pipeline expansion or infrastructure development projects, which may delay or prevent us from serving our customers or expanding our business.

In order to serve new customers or expand our service to existing customers, we may need to maintain, expand or upgrade our distribution and/or transmission infrastructure, including laying new distribution lines. Various factors may prevent or delay us from completing such projects or make completion more costly, such as the inability to obtain required approval from local, state and/or federal regulatory and governmental bodies, public opposition to the project, inability to obtain adequate financing, competition for labor and materials, construction delays, cost overruns, and inability to negotiate acceptable agreements relating to construction or other material components of an infrastructure development project. As a result, we may not be able to serve adequately existing customers or support customer growth, which would impact negatively our business, stakeholder perception, financial condition, results of operations and cash flows.

We may pursue acquisitions, divestitures and other strategic transactions, the success of which may impact negatively our results of operations, cash flows and financial condition.

As part of our strategic objectives, we may pursue acquisitions to complement or expand our business, as well as divestures and other transactions. We may not be able to successfully negotiate, finance or receive regulatory approval for future acquisitions or integrate the acquired businesses with our existing business and services. Future acquisitions could result in potentially dilutive issuances of equity securities, a decrease in our liquidity as a result of our using a significant portion of our available cash or borrowing capacity to finance the acquisition, the incurrence of debt, contingent liabilities and amortization expenses and substantial goodwill. We may be affected materially and adversely if we are unable to integrate successfully businesses that we acquire.

An impairment of goodwill and long-lived assets could reduce our earnings.

At December 31, 2013, we had approximately $158 million of goodwill recorded on our balance sheet. Goodwill is recorded when the purchase price of a business exceeds the fair market value of the tangible and separately measurable intangible net assets. GAAP requires us to test goodwill for impairment on an annual basis or when events or circumstances occur indicating that goodwill might be impaired. Long-lived assets with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we determine that impairment is indicated, we would be required to take an immediate noncash charge to earnings with a correlative effect on our equity and balance sheet leverage as measured by debt to total capitalization, which could impact adversely our financial condition and results of operations.

We may be unable to access capital or our cost of capital may increase significantly.

Our ability to obtain adequate and cost effective financing is dependent upon the liquidity of the financial markets, in addition to our credit ratings. Disruptions in the capital and credit markets could adversely affect our ability to access short-term and long-term capital. Access to funds under our ONE Gas Credit Agreement will be dependent on the ability of the participating banks to meet their funding commitments. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity. Disruptions and volatility in the global credit markets could cause the interest rate we pay on our ONE Gas Credit Agreement, which is based on LIBOR, to increase. This could result in higher interest rates on future financings, and could impact the liquidity of the lenders under our ONE Gas Credit Agreement, potentially impairing their ability to meet their funding commitments to us. Disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation or failures of significant financial institutions could adversely affect our access to capital needed for our business. The inability to access adequate capital or an increase in the cost of capital may require us to conserve cash, prevent or delay us from making capital expenditures, and require us to reduce or eliminate our dividend or other discretionary uses of cash. A significant reduction in our liquidity could cause a negative change in our ratings outlook or even a reduction in our credit ratings. This could in turn further limit our access to credit markets and increase our costs of borrowing.

Changes in federal and state fiscal, tax and monetary policy could significantly increase our costs or decrease our cash flows.

Changes in federal and state fiscal, tax and monetary policy may result in increased taxes, interest rates, and inflationary pressures on the costs of goods, services and labor. This could increase our expenses and capital spending and decrease our cash flows if we are not able to recover or recover timely such increased costs from our customers. This series of events may increase our rates to customers and thus may impact negatively customer billings and customer growth. Changes in tax rules could affect negatively our cash flows. Any of these events may cause us to increase debt, conserve cash, affect negatively our ability to make capital expenditures to grow the business or other discretionary uses of cash, and could affect negatively our cash flows.

Federal, state and local jurisdictions may challenge our tax return positions.

The preparation of our federal and state tax return filings may require significant judgments, use of estimates and the interpretation and application of complex tax laws. Significant judgment is also required in assessing the timing and amounts of deductible and taxable items. Despite management’s expectation that our tax return positions will be fully supportable, certain positions may be challenged successfully by federal, state and local jurisdictions.

As a result of cross-default provisions in our borrowing arrangements, we may be unable to satisfy all of our outstanding obligations in the event of a default on our part.

The terms of our debt agreements contain cross-default provisions which provide that we will be in default under such agreements in the event of certain defaults under other debt agreements. Accordingly, should an event of default occur under any of those agreements, we would face the prospect of being in default under all of our debt agreements, obliged in such instance to satisfy all of our outstanding indebtedness simultaneously. In such an event, we may not be able to obtain alternative financing or, if we are able to obtain such financing, we may not be able to obtain it on terms acceptable to us, which would affect negatively our ability to implement our business plan, have flexibility in planning for, or reacting to, changes in our business, make capital expenditures and finance our operations.

The cost of providing pension and postretirement health care benefits to eligible employees and qualified retirees is subject to changes in pension fund values and changing demographics and may increase. In addition, the passage of the Patient Protection and Affordable Care Act in 2010 could increase the cost of health care benefits for our employees. Further, the costs to us of providing such benefits and related funding requirements are subject to the continued and timely recovery of such costs through our rates.

We have defined benefit pension plans and postretirement welfare plans for certain employees. Liabilities related to employee and retiree benefit plans following the separation from ONEOK generally were assigned based on the individual’s last employment, so each individual who retired from ONEOK while providing service to the natural gas distribution segment or was assigned to ONE Gas following the separation had his or her benefit plan liabilities assigned to ONE Gas. Employee and retiree benefit liabilities relating to all other personnel not meeting one of the two criteria above remain the liability of ONEOK. Assets in the benefit plans were assigned in accordance with the applicable rules and regulations associated with the division of a single plan into separate plans.

Our defined benefit plans are closed to new participants, and our postretirement welfare plans only subsidize costs for providing postretirement medical benefits for certain grandfathered participants. The cost of providing these benefits to eligible current and former employees is subject to changes in the market value of our pension and postretirement benefit plan assets, changing demographics, including longer life expectancy of plan participants and their beneficiaries, and changes in health care costs.

Any sustained declines in equity markets and reductions in bond yields may have a material adverse effect on the value of our pension and postretirement benefit plan assets. In these circumstances, additional cash contributions to our pension and postretirement benefit plans may be required, which could have a material adverse impact on our financial condition and cash flows.

In addition, the costs of providing health care benefits to our employees could increase over the next five to ten years due in large part to the Patient Protection and Affordable Care Act of 2010. The future costs of compliance with its provisions are difficult to measure at this time. Also, our costs of providing such benefits and related funding requirements could also increase materially in the future, depending on the timing of the recovery, if any, of such costs through our rates, which could impact adversely our financial condition and cash flows.

Our business is subject to operational hazards and unforeseen interruptions that could affect materially and adversely our business and for which we may not be insured adequately.

We are subject to all of the risks and hazards typically associated with the natural gas distribution business. Operating risks include but are not limited to leaks, pipeline ruptures and the breakdown or failure of equipment or processes. Other operational hazards and unforeseen interruptions include adverse weather conditions, accidents, explosions, fires, the collision of equipment with our pipeline facilities (for example, this may occur if a third party were to perform excavation or construction work near our facilities) and catastrophic events such as tornados, hurricanes, earthquakes, floods or other similar events beyond our control. It is also possible that our facilities could be direct targets or indirect casualties of an act of terrorism, including cyber attacks. A casualty occurrence might result in injury or loss of life, extensive property damage or environmental damage. The location of pipeline facilities near populated areas, including residential areas, commercial business centers and industrial gathering places, could increase the level of damages resulting from these risks. Liabilities incurred and interruptions to the operations of our pipelines or other facilities caused by such an event could reduce revenues generated by us and increase expenses, which could have a material adverse effect on our financial condition, results of operations and cash flows. Additionally, our regulators may not allow us to recover part or all of the increased cost related to the foregoing events from our customers, which would affect negatively our earnings.

While we have general liability and property insurance currently in place in amounts that we consider appropriate based on our assessment of business risk and best practices in our industry and in general business, such policies are subject to certain limits and deductibles. Further, we are not fully insured against all risks inherent in our business. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially, and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. Consequently, we may not be able to renew existing insurance policies or purchase other desirable insurance on commercially reasonable terms, if at all.

The insurance proceeds received for any loss of, or any damage to, any of our facilities or to third parties may not be sufficient to restore the total loss or damage. Further, the proceeds of any such insurance may not be paid in a timely manner. The occurrence of any of the foregoing could have a material adverse effect on our financial condition, results of operations and cash flows.

A failure in our operational systems or cyber security attacks on any of our facilities, or those of third parties, may affect adversely our financial results.

Our business is dependent upon our operational systems to process a large amount of data and complex transactions. If any of our financial, operational or other data processing systems fail or have other significant shortcomings, our financial results could be affected adversely. Our financial results could also be affected adversely if an employee causes our operational systems to fail, either as a result of inadvertent error or by deliberately tampering with or manipulating our operational systems. In addition, dependence upon automated systems may further increase the risk that operational system flaws, employee tampering or manipulation of those systems will result in losses that are difficult to detect.

Due to increased technology advances, we have become more reliant on technology to help increase efficiency in our business. We use computer programs to help run our financial and operations organizations, and this may subject our business to increased risks. Any future cyber security attacks that affect our distribution facilities, our customers or any financial data could have a material adverse effect on our businesses. In addition, cyber attacks on our customer and employee data may result in a financial loss and may impact negatively our reputation. Third-party systems on which we rely could also suffer operational system failure.

The foregoing events could affect adversely our business reputation, diminish customer confidence, disrupt operations, subject us to financial liability or increased regulation, increase our costs and expose us to material legal claims and liability, and our business, financial condition and results of operations could be affected adversely.

Our business could be affected adversely by strikes or work stoppages by our unionized employees.

At February 1, 2014, approximately 700 of our estimated 3,100 employees were represented by collective-bargaining units under collective-bargaining agreements. We are involved periodically in discussions with collective-bargaining units representing some of our employees to negotiate or renegotiate labor agreements. We cannot predict the results of these negotiations, including whether any failure to reach new agreements will have a negative effect on our business, financial condition and results of operations or whether we will be able to reach any agreement with the collective-bargaining units. Any failure to reach agreement on new labor contracts might result in a work stoppage. Any future work stoppage could, depending on the operations and the length of the work stoppage, have a material adverse effect on our financial condition and results of operations.

A shortage of skilled labor may make it difficult for us to maintain labor productivity and competitive costs, which could affect negatively operations and cash flows. Further, we may be unable to attract and retain professional and technical employees, which could impact adversely our earnings.

Our operations require skilled and experienced workers with proficiency in multiple tasks. In recent years, a shortage of workers trained in various skills associated with the natural gas distribution business has caused us to conduct certain operations without full staff, thus hiring outside resources, which may decrease productivity and increase costs. This shortage of trained workers is the result of experienced workers reaching retirement age and increased competition for workers in certain areas, combined with the difficulty of attracting new workers to the natural gas distribution industry. This shortage of skilled labor could continue over an extended period. If the shortage of experienced labor continues or worsens, it could have an adverse impact on labor productivity and costs and our ability to meet the needs of our customers in the event there is an increase in the demand for our products and services, which could affect adversely our business and cash flows.

Our ability to implement our business strategy and serve our customers is dependent upon our ability to employ talented professionals and attract and retain a skilled workforce. We are subject to the risk that we will not be able to effectively replace the knowledge and expertise of retiring employees. Without a skilled workforce, our ability to provide quality service to our customers and meet our regulatory requirements will be challenged, and this could impact negatively our business, financial condition, results of operations and cash flows.

Changes in accounting standards may impact adversely our financial condition and results of operations.

The SEC is considering whether issuers in the United States should be required to prepare financial statements in accordance with IFRS instead of the current GAAP. IFRS is a comprehensive set of accounting standards promulgated by the IASB which are currently in effect for most other countries in the world. Unlike GAAP, IFRS does not provide currently an industry accounting standard for rate-regulated activities. As such, if IFRS were adopted in its current state, we may be precluded from applying certain regulatory accounting principles, including the recognition of certain regulatory assets and regulatory liabilities. The potential issues associated with rate-regulated accounting, along with other potential changes associated with the adoption of IFRS, may impact adversely our reported financial condition and results of operations should adoption of IFRS be required. Also, the U.S. Financial Accounting Standards Board is considering various changes to GAAP, some of which may be significant, as part of a joint effort with the IASB to converge accounting standards over the next several years. If approved, adoption of these changes may impact adversely our reported financial condition and results of operations.

Our financing arrangements subject us to various restrictions that could limit our operating flexibility.

The covenants in the indenture governing our senior notes and our ONE Gas Credit Agreement restrict our ability to create or permit certain liens, to consolidate or merge or to convey, transfer or lease substantially all of our properties and assets.

The ONE Gas Credit Agreement includes a requirement that our debt to total capital ratio may not exceed 70 percent as of the end of any calendar quarter. Events beyond our control could impair our ability to satisfy this requirement. As long as our indebtedness remains outstanding, these restrictive covenants could impair our ability to expand or pursue our growth strategy. In addition, the breach of any covenants or any payment obligations in any of these debt agreements will result in an event of default under the applicable debt instrument. If there were an event of default under one of our debt agreements, the holders of the defaulted debt may have the ability to cause all amounts outstanding with respect to that debt to be due and payable, subject to applicable grace periods. This could trigger cross-defaults under our other debt agreements, including our senior notes. Forced repayment of some or all of our indebtedness would reduce our available cash and have an adverse impact on our financial condition and results of operations.

Some of our debt, including borrowings under our ONE Gas Credit Agreement, is based on variable rates of interest, which could result in higher interest expenses in the event of an increase in interest rates.

In the future, we could be exposed to fluctuations in variable interest rates. This increases our exposure to fluctuations in market interest rates. Amounts borrowed under the ONE Gas Credit Agreement are based on variable rates of interest. The interest rates on those borrowings will vary depending on a fluctuating base rate or a rate based off of LIBOR at our selection. If these rates rise, the interest rate on this debt will also increase. Therefore, an increase in these rates may increase our interest payment obligations and have a negative effect on our cash flow and financial position.

RISKS RELATING TO THE SEPARATION

We may be unable to achieve some or all of the benefits that we expect to achieve from our separation from ONEOK.

We may be unable to achieve the full strategic and financial benefits that we expect will result from our separation from ONEOK or such benefits may be delayed or may not occur at all. For example, there can be no assurance that analysts and investors will regard our corporate structure as clearer and simpler than the ONEOK corporate structure prior to the separation or place a greater value on our company as a stand-alone company than on our business as a part of ONEOK. In addition, we may not be able to allocate capital more efficiently or attract a more focused investor base.

We were recently separated from ONEOK, our former parent company, and, therefore, we have no operating history as a separate, publicly traded company.

The historical financial information included in this Annual Report does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly traded company during the periods presented or those that we will achieve in the future primarily as a result of the following factors:

•
Prior to the separation, our business was operated by ONEOK as part of its broader corporate organization, rather than as a separate, publicly traded company. ONEOK or one of its affiliates performed various corporate functions for us, including, but not limited to, information technology, accounts payable, cash management, treasury, tax administration, legal, regulatory, certain governance functions (including compliance with the Sarbanes-Oxley Act of 2002, Dodd-Frank Wall Street Reform and the Consumer Protection Act of 2010) and internal audit and external reporting. Our historical financial results reflect allocations of corporate expenses from ONEOK for these and similar functions. These allocations may be inconsistent with what our expenses will be as a separate, publicly traded company.

•
Historically, we have shared economies of scope and scale in costs, employees and vendor relationships with ONEOK. While we entered into a short-term transition agreement that will govern certain commercial and other relationships among us and ONEOK, those contractual arrangements may not capture the benefits our business historically has received. The loss of these benefits of scope and scale may have an adverse effect on our business, results of operations, financial condition and liquidity.

•	Our borrowing costs for our business may actually be higher than ONEOK’s borrowing costs and our borrowing costs as reflected in our historical financial statements prior to the separation.

•
Prior to the separation, ONEOK incurred separation costs for professional services, including financial advisors, legal, accounting, information technology, human resources and other business consultants. ONEOK will not allocate these separation costs to us. Subsequent to the separation, we will incur additional expenses as a result of being a stand-alone publicly traded company. Under the terms of the Separation and Distribution Agreement between us and ONEOK, we are responsible for all costs and expenses that we incur as a stand-alone company after the separation.

We may be unable to make, on a timely basis, the changes necessary to operate effectively our company, and we may experience increased costs.

ONEOK is obligated contractually to provide us with services specified in the agreements we have entered into with ONEOK in connection with the separation. If ONEOK is unable or unwilling to provide these services under the agreements, or when such agreements expire, we may be unable to replace, on comparable terms, the services that ONEOK previously provided to us (e.g., information technology, accounting and internal controls compliance services). Also, upon the expiration or termination of the Transition Services Agreement or other agreements between us and ONEOK, many of the services that are covered in such agreements will be provided internally or by unaffiliated third parties, and we may incur higher costs to obtain such services than we incurred under the terms of such agreements with ONEOK. In addition, if ONEOK does not continue to perform effectively the services that are called for under the Transition Services Agreement and the other agreements between us and ONEOK, we may not be able to operate our business effectively, which may affect adversely our financial condition, results of operations and cash flows.

We are responsible for certain contingent and other liabilities related to the historical natural gas distribution business of ONEOK, as well as a portion of any contingent corporate liabilities of ONEOK that do not relate to either the natural gas distribution business or ONEOK’s remaining businesses.

Under the Separation and Distribution Agreement between us and ONEOK, we assumed and are responsible for certain contingent and other corporate liabilities related to the historical natural gas distribution business of ONEOK (including associated costs and expenses, whether arising prior to, at, or after the distribution). In addition, under the Separation and Distribution Agreement we are also responsible for a portion of any contingent corporate liabilities of ONEOK that do not relate to either our business or the business of ONEOK following the separation (for example, liabilities associated with certain corporate activities not specifically attributable to either business). If we are required to indemnify ONEOK or are otherwise liable for these liabilities, they may have a material adverse effect on our financial condition, results of operations and cash flows.

Third parties may seek to hold us responsible for liabilities of ONEOK that we did not assume in our agreements.

Third parties may seek to hold us responsible for retained liabilities of ONEOK. Under our agreements with ONEOK, ONEOK has agreed to indemnify us for claims and losses relating to these retained liabilities. However, if those liabilities are significant and we are ultimately held liable for them, we cannot assure that we will be able to recover the full amount of our losses from ONEOK.

Our prior and continuing relationship with ONEOK exposes us to risks attributable to businesses of ONEOK.

ONEOK is obligated to indemnify us for losses that a party may seek to impose upon us or our affiliates for liabilities relating to the business of ONEOK. Any claims made against us that are properly attributable to ONEOK in accordance with these arrangements require us to exercise our rights under our agreements with ONEOK to obtain payment from ONEOK. We are exposed to the risk that, in these circumstances, ONEOK cannot, or will not, make the required payment.

The ownership by our executive officers and some of our directors of shares of common stock of ONEOK may create, or may create the appearance of, conflicts of interest.

Because of their current or former positions with ONEOK, substantially all of our executive officers, including our chief executive officer, and some of our nonemployee directors, own shares of ONEOK common stock. Accordingly, immediately following ONEOK’s distribution of all of the shares of our outstanding common stock to ONEOK shareholders, these officers and nonemployee directors owned, and may continue to own, shares of both ONEOK and our common stock. The individual holdings of common stock may be significant for some of these persons compared with these persons’ total assets. Ownership by our directors and officers of common stock of ONEOK may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for ONEOK than the decisions do for us.

If the distribution, together with certain related transactions, were to fail to qualify as a tax-free transaction for U.S. federal income tax purposes under Sections 355, 368(a)(1)(D) and other related provisions of the Code, then ONEOK and/or its shareholders could incur significant U.S. federal income tax liabilities, and we could incur significant indemnity obligations.

ONEOK received an IRS Ruling to the effect that the distribution, together with certain related transactions, qualified as tax-free to ONEOK, us and the ONEOK shareholders under Sections 355, 368(a)(1)(D) and other related provisions of the Code. ONEOK also received an opinion of Skadden, Arps, Slate, Meagher & Flom LLP, tax counsel to ONEOK, which opinion relies on the continued validity of the IRS Ruling, with respect to certain issues relating to the tax-free nature of the transactions that were not addressed in or covered by the IRS Ruling.

The IRS Ruling and the tax opinion rely upon certain assumptions, as well as statements, representations and certain undertakings made by our officers and the officers of ONEOK regarding the past and future conduct of the companies’ respective businesses and other matters. If any of those statements, representations or assumptions are incorrect or untrue in any material respect or any of those undertakings are not complied with, the conclusions reached in the IRS Ruling or the opinion could be affected adversely, and ONEOK and/or its shareholders could be subject to significant tax liabilities. Notwithstanding the IRS Ruling and opinion of tax counsel, the IRS could determine on audit that the distribution, together with certain related transactions, was taxable if it determines that any of these statements, representations, assumptions, or undertakings were not correct or have been violated or if it disagrees with the conclusions in the opinion that were not covered by the IRS Ruling, or for other reasons, including as a result of certain significant changes in the stock ownership of ONEOK or us after the distribution.
If the distribution were subsequently determined, for whatever reason, not to qualify as a transaction that is tax-free for U.S. federal income tax purposes under Sections 355, 368(a)(1)(D), and other related provisions of the Code, ONEOK and/or the holders of ONEOK common stock immediately prior to the distribution could incur significant tax liabilities, and, in certain circumstances as described further under "Certain Relationships and Related Transactions, and Director Independence - Tax

Matters Agreement," we will be required to indemnify ONEOK, its subsidiaries, and certain related persons for taxes and related expenses resulting from the distribution, which could be material. Any such indemnity obligation could have a materially adverse impact on our financial condition.

To preserve the tax-free treatment to ONEOK and/or its shareholders of the distribution and certain related transactions, we may not be able to engage in certain transactions.

To preserve the tax-free treatment to ONEOK and/or its shareholders of the distribution and certain related transactions, we are restricted, under the Tax Matters Agreement between us and ONEOK, from taking any action that prevents such transactions from being tax-free for U.S. federal, state and local income tax purposes. These restrictions may limit our ability to pursue certain strategic transactions or engage in other transactions, including using our common stock to make acquisitions and in connection with equity capital market transactions that might increase the value of our business.

RISKS RELATING TO OUR COMMON STOCK

Our common stock began trading recently and the market price of our shares may fluctuate widely.

On February 3, 2014, trading of shares of our common stock began on a “regular-way” basis on the NYSE. Since our separation from ONEOK was only completed recently, the market price of our common stock may fluctuate widely, depending upon many factors, some of which may be beyond our control, including:

•	a shift in our investor base;

•	the price and availability of natural gas pipeline capacity and/or natural gas in the markets we serve;

•	our quarterly or annual earnings, or those of other companies in our industry;

•	actual or anticipated fluctuations in our operating results due to the seasonality of our business and other factors related to our business;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	announcements by us or our competitors of significant acquisitions or dispositions;

•	the failure of securities analysts to cover our common stock after the distribution;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating and stock price performance of other comparable companies;

•	overall market fluctuations; and

•	general economic conditions.

Stock markets in general have experienced volatility that has often been unrelated to the operating or financial performance of a particular company. These broad market fluctuations may affect adversely the trading price of our common stock.

Substantial sales of common stock may occur following our separation, which could cause our stock price to decline.

Following the distribution, it is possible that some ONEOK shareholders, including possibly some of our largest shareholders, may sell our common stock received in the distribution since our business profile or market capitalization as a separate, publicly traded company may not fit their investment objectives. Moreover, index funds tied to the Standard & Poor’s 500 Index, the Russell 1000 Index and other indices hold shares of ONEOK common stock. To the extent our common stock is not included in these indices after the distribution, certain of these index funds may likely be required to sell the shares of our common stock that they received in the distribution. The sales of significant amounts of our common stock or the perception in the market that this will occur may result in the lowering of the market price of our common stock.

Provisions in our certificate of incorporation, our bylaws, Oklahoma law and certain of the agreements into which we have entered as part of the separation may prevent or delay an acquisition of our company, which could decrease the trading price of our common stock.

Our certificate of incorporation, bylaws and Oklahoma law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the raider and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include, among others:

•	a board of directors that is divided into three classes with staggered terms;

•	rules regarding how shareholders may present proposals or nominate directors for election at shareholder meetings;

•	the right of our board of directors to issue preferred stock without shareholder approval; and

•	limitations on the right of shareholders to remove directors.

Oklahoma law also imposes some restrictions on mergers and other business combinations between us and any holder of 15 percent or more of our outstanding common stock.

We believe these provisions are important for a new public company and protect our shareholders from coercive or otherwise potentially unfair takeover tactics by requiring potential acquirers to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal. These provisions are not intended to make our company immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some shareholders and could delay or prevent an acquisition that our board of directors determines is not in the best interests of our company and our shareholders.

Our ability to pay dividends on our common stock will depend on our ability to generate sufficient positive earnings and cash flows.

Our ability to pay dividends in the future will depend upon, among other things, our future earnings, cash flows and restrictive covenants, if any, under future credit agreements to which we may be a party. Our cash available for dividends will principally be generated from our operations. Because the cash we generate from operations will fluctuate from quarter to quarter, we may not be able to maintain future dividends at the levels we expect or at all. Our ability to pay dividends depends primarily on cash flows, including cash flows from changes in working capital, and not solely on profitability, which is affected by noncash items. As a result, we may pay dividends during periods when we record net losses and may be unable to pay cash dividends during periods when we record net income.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

DESCRIPTION OF PROPERTIES

We own approximately 19,000 miles of pipeline and other natural gas distribution facilities in Oklahoma; approximately 13,000 miles of pipeline and other natural gas distribution facilities in Kansas; and approximately 10,000 miles of pipeline and other natural gas distribution facilities in Texas. In addition, we have 57.3 Bcf of natural gas storage capacity under lease, with maximum allowable daily withdrawal capacity of approximately 1.5 Bcf/d.

ITEM 3.    LEGAL PROCEEDINGS

We are a party to various litigation matters and claims that have arisen in the normal course of our operations. While the results of litigation and claims cannot be predicted with certainty, we believe the reasonably possible losses from such matters, individually and in the aggregate, are not material. Additionally, we believe the probable final outcome of such matters will not have a material adverse effect on our results of operations, financial position or cash flows.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION AND HOLDERS

Our common stock began regular-way trading on February 3, 2014, listed on the NYSE under the trading symbol “OGS.”

At February 21, 2014, there were 14,755 holders of record of our 51,941,236 outstanding shares of common stock.

The board of directors of ONEOK has historically declared quarterly dividends. We anticipate that our board of directors will establish dividend practices that will be independent of ONEOK’s historic dividend practices. We expect to recommend to our board of directors a dividend payout ratio target in the range of 55 percent to 65 percent of our recurring earnings. The declaration and payment of any dividends in the future by us will be subject to the sole discretion of our board of directors and will depend upon many factors, including our financial condition, earnings, capital requirements, covenants associated with certain of our debt obligations, which may include maintaining certain debt to capital ratios, legal requirements, regulatory constraints and other factors deemed relevant by our board of directors.

Employee Stock Award Program

The features of our Employee Stock Award Program initially are expected to be similar to ONEOK’s program. Under the program, we will issue, for no monetary consideration, one share of our common stock to all eligible employees when the per-share closing price of our common stock on the NYSE closes for the first time at or above $34 and when the closing price of our common stock closes at or above each $1.00 increment above $34.

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth ONE Gas Predecessor selected financial data for each of the periods indicated:

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(Millions of dollars except per share data)
Revenues	$1,690.0	$1,376.6	$1,621.3	$1,817.4	$1,838.9
Net margin	$813.0	$756.4	$751.8	$754.9	$716.0
Operating income	$220.3	$215.7	$199.7	$225.6	$210.2
Net income	$99.2	$96.5	$86.8	$106.4	$80.7
Total assets	$3,846.5	$3,491.3	$3,285.5	$3,095.1	$3,054.4
Long-term line of credit with ONEOK	$1,027.6	$1,027.6	$912.4	$756.4	$735.4
Long-term debt, including current maturities	$1.3	$1.5	$1.9	$2.2	$2.4

Historical earnings per share are not presented because we did not have common stock that was part of our capital structure for the periods presented.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

The financial statements of ONE Gas Predecessor have been derived from ONEOK’s historical financial records, which include the natural gas distribution business as if ONE Gas Predecessor had been a separate company for all periods presented. The assets and liabilities in the financial statements included have been reflected on a historical basis, as immediately prior to the separation all of the assets and liabilities presented were wholly owned by ONEOK. The financial statements also include expense allocations for certain corporate functions historically performed by ONEOK, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal and information technology. We believe our assumptions underlying the financial statements, including the assumptions regarding the allocation of general corporate expenses from ONEOK, are reasonable. However, the financial statements may not include all of the actual expenses that would have been incurred by us and may not reflect our results of operations, financial position and cash flows had we been a separate publicly traded company during the periods presented.

We entered into a Transition Services Agreement with ONEOK, where we will pay a fee to ONEOK for the services needed by us and ONEOK will pay a fee to us for the services needed by it, which fees are intended to allow the relevant service provider to recover all of its direct and indirect costs, without profit. For more information, please see the section entitled “Item 13, Certain Relationships and Related Transactions, and Directors Independence.”

The following discussion and analysis should be read in conjunction with our audited ONE Gas Predecessor financial statements and ONE Gas Predecessor Notes to Financial Statements in this Annual Report.

EXECUTIVE SUMMARY

We are a regulated natural gas utility. As such, our regulators determine the rates we are allowed to charge for our service based on our revenue requirements needed to achieve our authorized rates of return. We earn revenues from the delivery of natural gas, but do not earn a profit on the natural gas that we deliver, as those costs are passed through to our customers at cost. The primary components of our revenue requirements are the amount of capital invested in our business, which is also known as rate base, our allowed rate of return on our capital investments and our recoverable operating expenses, including depreciation and income taxes. Our rates have both a fixed and a variable component, with approximately 69 percent and 70 percent of our natural gas sales net margin in 2013 and 2012, respectively, derived from fixed monthly charges to our customers. The variable component of our rates is dependent on the consumption of natural gas, which is impacted primarily by the weather and, to a lesser extent, economic activity. While we have weather normalization mechanisms in most jurisdictions, which adjust customers’ bills when the actual heating degree days differ from normalized heating degree days, these mechanisms are in place for only a portion of the year and do not offset all fluctuations in usage resulting from weather variability. Accordingly, the weather can have either a positive or negative impact on our financial performance.

Our financial performance is thus contingent on a number of factors, including: (1) regulatory outcomes, which dictate the returns we are authorized to earn and the rates we are allowed to charge for our service; (2) the performance of the financial markets, which influences the rates of return authorized by our regulators; (3) the consumption of natural gas, which impacts the amount of our net margin derived from the variable component of our rates; (4) our operating performance, which impacts our operating expenses; and (5) the perceived value of natural gas relative to other energy sources, particularly electricity, which influences our customers’ choice of natural gas to provide a portion of their energy needs.

We are subject to regulatory requirements for pipeline safety and environmental compliance. These requirements impact our operating expenses and the level of capital expenditures required for compliance. Historically, our regulators have allowed recovery of these expenditures. However, we are unable to predict the impact that new regulatory requirements will have on our operating expenses or the level of our capital expenditures. Although we believe our regulators will continue to allow recovery of such expenditures in the future, we cannot be assured of that outcome.

RECENT DEVELOPMENTS

Distribution - On January 8, 2014, ONEOK’s board of directors approved the distribution of all the shares of our common stock to holders of ONEOK common stock.

In order to allow ONEOK to effect the distribution, we requested, and the SEC declared effective, our Registration Statement on Form 10 on January 10, 2014. ONEOK transferred all of the assets and liabilities primarily related to its natural gas distribution business to us. Assets and liabilities included accounts receivable and payable, natural gas in storage, regulatory assets and liabilities, pipeline and other natural gas distribution facilities, customer deposits, employee-related assets and liabilities, including amounts attributable to pension and other postretirement benefits, tax-related assets and liabilities and other assets and liabilities primarily associated with providing natural gas distribution service in Oklahoma, Kansas and Texas. Cash and certain corporate assets, such as office space in the corporate headquarters and certain IT hardware and software, were not transferred to us; however, the Transition Services Agreement between ONEOK and us provides access to such corporate assets as necessary to operate our business for a period of time to enable us to obtain the applicable corporate assets.

Immediately prior to the contribution of the natural gas distribution business to us, ONEOK contributed to the capital of the natural gas distribution business all of the amounts outstanding on the natural gas distribution business’ short-term note payable to and long-term line of credit with ONEOK. We received approximately $1.19 billion of cash from a private placement of senior notes, then used a portion of those proceeds to fund a cash payment of approximately $1.13 billion to ONEOK. On January 31, 2014, ONEOK distributed one share of our common stock for every four shares of ONEOK common stock held by

ONEOK shareholders of record as of the close of business on January 21, 2014, the record date of the distribution. At the close of business on January 31, 2014, ONE Gas, Inc. became an independent, publicly traded company as a result of the distribution. Our common stock began trading “regular-way” under the ticker symbol “OGS” on the NYSE on February 3, 2014.

In December 2013, we entered into a $700 million revolving credit agreement, which became effective upon the separation.

Regulatory Initiatives - Oklahoma - In October 2013, Oklahoma Natural Gas filed a joint application with the Public Utility Division of the OCC to postpone its 2014 rate case. The joint stipulation and settlement agreement in support of this application was approved by the OCC in January 2014. As a result, Oklahoma Natural Gas will file a PBRC application in 2014 and a rate case in 2015 based on a test year consisting of the first four calendar quarters of Oklahoma Natural Gas’ operations as a division of ONE Gas.

In March 2013, Oklahoma Natural Gas filed a PBRC application at the OCC seeking no modification to customers’ base rates. The filing included a small adjustment to residential, commercial and industrial customers’ monthly charge for energy-efficiency program collections. This filing was approved by the OCC in August 2013.

In July 2012, a joint stipulation settling Oklahoma Natural Gas’ annual PBRC filing was approved by the OCC. The settlement granted a $9.5 million rate increase and modified Oklahoma Natural Gas’ PBRC tariff. The modified tariff narrows the range of allowed ROE to a range of 10.0 percent to 11.0 percent from our previous range of 9.75 percent to 11.25 percent, increases the ROE reflected in any rate increase resulting from a revenue deficiency to 10.5 percent from 10.25 percent, and reduces the number of allowed pro forma adjustments that can be proposed by Oklahoma Natural Gas.

In May 2011, the OCC approved a portfolio of conservation and energy-efficiency programs and authorized recovery of costs and performance incentives. The agreement allows Oklahoma Natural Gas to pursue key energy-efficiency programs and earn up to $1.5 million annually, if program objectives are achieved. In May 2013, the OCC approved the extension of the program to include the years 2014 through 2016, as well as adjustments to rebate amounts and targets that were requested by Oklahoma Natural Gas.

Kansas - In December 2013, the KCC approved a settlement agreement between ONEOK, the staff of the KCC, and the Citizens’ Utility Ratepayer Board for the separation from ONEOK of our Kansas Gas Service natural gas distribution business. Among other things, the terms of the settlement agreement include the following:

•
Kansas Gas Service shall not change its base rates prior to January 1, 2017. The time limitation on filing a general rate case to change base rates does not preclude Kansas Gas Service from changing rates or tariffs to recover appropriate costs under its current approved riders and tariffs, including its COGR, ACA, WNA, ATSR and GSRS tariffs;

•
Kansas Gas Service agreed to expense certain costs associated with ONEOK’s acquisition of Kansas Gas Service in 1997 that were previously recorded as a regulatory asset and were being amortized and recovered in rates over a 40-year period. As such, we recorded a noncash charge to income of approximately $10.2 million in the fourth quarter 2013;

•
The level of pension and postretirement benefit costs used to calculate Kansas Gas Service’s Pension and Other Postretirement Benefit Trackers was adjusted to $13.6 million from $16.6 million, with a corresponding reduction to revenues; and

•
We agreed to make a one-time contribution to 501(c)(3) organizations of $1.2 million to provide financial assistance for weatherization of housing for low income natural gas customers of Kansas Gas Service that was accrued in the fourth quarter of 2013.

The agreement authorized the transfer of ONEOK’s existing Kansas natural gas distribution assets, certificates of convenience and necessity, franchises and tariffs to us.

In August 2013, Kansas Gas Service filed an application to increase the GSRS by $1.5 million. This surcharge is a capital-recovery mechanism that allows for rate adjustment, providing recovery of and a return on incremental safety-related and government-mandated capital investments made between rate cases. The KCC approved the final ruling that became effective December 1, 2013.

In October 2012, Kansas Gas Service, the staff of the KCC and the Citizens’ Utility Ratepayer Board filed a joint motion to approve a stipulated settlement agreement granting a $28 million increase in base rates and an $18 million reduction in amounts currently recovered through surcharges, effectively increasing its annual revenues by a net amount of $10 million. The KCC approved this settlement in December 2012, and the new rates were effective January 2013.

In September 2012, the KCC denied Kansas Gas Service’s application to implement an infrastructure-replacement program that would have allowed Kansas Gas Service to accelerate the rate at which it is replacing cast-iron pipe. Costs incurred by Kansas Gas Service to replace cast-iron pipe are eligible for the GSRS. This surcharge is a capital-recovery mechanism that allows for rate adjustment, providing recovery of and a return on incremental safety-related and government-mandated capital investments made between rate cases.

The KCC approved an application from Kansas Gas Service to increase the GSRS by an additional $2.9 million, effective January 2012.

Texas - Texas Gas Service has filed rate cases and requests for interim rate relief under the GRIP and cost-of-service adjustments in various Texas jurisdictions to address investments in rate base and changes in expense.

GRIP is a capital-recovery mechanism that allows for an interim rate adjustment providing recovery and a return on incremental capital investments made between rate cases. We filed requests for interim rate relief under the GRIP statute with the cities of Austin, Texas, and surrounding communities in February 2013 and with El Paso, Texas, in April 2013 for approximately $4.1 million and $4.9 million, respectively. In May 2013, the City of Austin approved the requested increase. In July 2013, the City of El Paso denied Texas Gas Service’s GRIP request, which we appealed with the RRC. In September 2013, the RRC approved Texas Gas Service’s requested increase.

In the normal course of business, we have filed rate cases and sought GRIP and cost-of-service adjustments in various other Texas jurisdictions to address investments in rate base and changes in expense. Annual rate increases totaling $4.2 million and $10.1 million associated with these filings were approved in 2013 and 2012, respectively.

In January 2012, the RRC approved a settlement between Texas Gas Service and the City of El Paso that allows for recovery of 2010 through 2013 pipeline-integrity expenditures and partial recovery of rate-case expenses. The settlement did not have a material impact on our results of operations.

General - Certain costs to be recovered through the ratemaking process have been capitalized as regulatory assets. Should recovery cease due to regulatory actions, certain of these assets may no longer meet the criteria for recognition and accordingly, a writeoff of regulatory assets and stranded costs may be required. In 2013, as part of the KCC settlement for the separation of our Kansas Gas Service assets from ONEOK, we expensed $10.2 million for the remaining balance of certain costs associated with ONEOK’s acquisition of Kansas Gas Service in 1997. There were no writeoffs of regulatory assets resulting from the failure to meet the criteria for capitalization during 2012 or 2011.

Selected Financial Results - The following table sets forth certain selected financial results for our operations for the periods indicated:

				Variances		Variances
	Years Ended December 31,			2013 vs. 2012		2012 vs. 2011
Financial Results	2013	2012	2011	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars, except percentages)
Natural gas sales	$1,558.5	$1,252.0	$1,492.5	$306.5	24%	$(240.5)	(16)%
Transportation revenues	98.7	88.8	90.9	9.9	11%	(2.1)	(2)%
Cost of natural gas	876.9	620.2	869.5	256.7	41%	(249.3)	(29)%
Net margin, excluding other revenues	780.3	720.6	713.9	59.7	8%	6.7	1%
Other revenues	32.7	35.8	37.9	(3.1)	(9)%	(2.1)	(6)%
Net margin	813.0	756.4	751.8	56.6	7%	4.6	1%
Operating costs	447.9	410.5	419.9	37.4	9%	(9.4)	(2)%
Depreciation and amortization	144.8	130.2	132.2	14.6	11%	(2.0)	(2)%
Operating income	$220.3	$215.7	$199.7	$4.6	2%	$16.0	8%
Capital expenditures	$292.1	$272.0	$241.0	$20.1	7%	$31.0	13%

The following table sets forth our net margin, excluding other revenues, by type of customer, for the periods indicated:

				Variances		Variances
	Years Ended December 31,			2013 vs. 2012		2012 vs. 2011
Net Margin, Excluding Other Revenues	2013	2012	2011	Increase (Decrease)		Increase (Decrease)
Natural gas sales	(Millions of dollars, except percentages)
Residential	$564.5	$523.4	$510.5	$41.1	8%	$12.9	3%
Commercial and industrial	111.5	103.8	107.9	7.7	7%	(4.1)	(4)%
Wholesale and public authority	5.6	4.6	4.6	1.0	22%	—	—%
Net margin on natural gas sales	681.6	631.8	623.0	49.8	8%	8.8	1%
Transportation margin	98.7	88.8	90.9	9.9	11%	(2.1)	(2)%
Net margin, excluding other revenues	$780.3	$720.6	$713.9	$59.7	8%	$6.7	1%

Our net margin on natural gas sales is comprised of two components, fixed and variable margin. Fixed margin reflects the portion of our net margin attributable to the monthly fixed customer charge component of our rates, which does not fluctuate based on customer usage in each period. Variable margin reflects the portion of our net margin that fluctuates with the volumes delivered and billed, which includes volumetric delivery charges and charges for riders, surcharges and other regulatory mechanisms associated with the services we provide. We believe that the combination of the significant residential component of our customer base, the fixed charge component of our sales margin and our regulatory rate mechanisms in place result in a stable cash flow profile. The following table sets forth our net margin on natural gas sales by revenue type for the periods indicated:

				Variances		Variances
	Years Ended December 31,			2013 vs. 2012		2012 vs. 2011
Net Margin on Natural Gas Sales	2013	2012	2011	Increase (Decrease)		Increase (Decrease)
Net margin on natural gas sales	(Millions of dollars, except percentages)
Fixed margin	$470.6	$439.3	$434.2	$31.3	7%	$5.1	1%
Variable margin	211.0	192.5	188.8	18.5	10%	3.7	2%
Net margin on natural gas sales	$681.6	$631.8	$623.0	$49.8	8%	$8.8	1%

2013 vs. 2012 - Net margin increased $56.6 million due primarily to the following:

•	an increase of $36.8 million from new rates in all three states;

•	an increase of $12.5 million due to higher sales volumes due primarily to colder than normal weather in all three states compared with warmer than normal weather in 2012; and

•	an increase of $5.9 million from higher transportation volumes due primarily to higher demand from weather-sensitive customers in Kansas.

Operating costs increased $37.4 million due primarily to the following:

•	an increase of $14.3 million in employee-related expense, primarily pension cost increases resulting from an annual change in the estimated discount rate;

•
an increase of $10.1 million in share-based compensation related to share-based compensation awards granted to our direct employees and general and administrative personnel of ONEOK providing services on our behalf due to the appreciation of ONEOK’s share price in 2013. Subsequent to the separation, the Executive Compensation Committee of the ONE Gas Board of Directors will determine the type and amount of future share-based compensation for ONE Gas employees and nonemployee directors;

•
an increase of $7.0 million in ad valorem tax expense primarily as a result of an increase in the level of ad valorem tax expense recovered in base rates, which is offset in net margin. For Kansas Gas Service, actual ad valorem taxes incurred that differ from the level of ad valorem taxes recovered in base rates continue to be deferred and recovered or refunded through the ATSR; and

•	an increase of $2.9 million in bad debt expense as a result of increased revenues.

Depreciation and amortization expense increased due primarily to the settlement agreement approved by the KCC authorizing the separation of the Kansas Gas Service assets from ONEOK to us, whereby Kansas Gas Service agreed to expense a $10.2 million regulatory asset related to a transaction cost recovery and an increase in the amortization of amounts previously deferred for ad valorem taxes, which is offset in net margin.

2012 vs. 2011 - Net margin increased $4.6 million due primarily to the following:

•	an increase of $15.4 million from new rates in all three states; offset partially by

•
a decrease of $8.5 million due to expiration of the IMP rider, which allowed Oklahoma Natural Gas to recover certain deferred pipeline-integrity costs. This decrease is offset by lower regulatory amortization in depreciation and amortization expense; and

•
a decrease of $2.1 million from lower transportation volumes due to warmer weather resulting in lower sales to weather-sensitive customers in Kansas and Oklahoma that are not subject to weather normalization adjustments.

Operating costs decreased $9.4 million due primarily to the following:

•
a decrease of $14.8 million in share-based compensation costs from ONEOK common stock awarded in the prior year to employees as part of ONEOK’s stock award program and the appreciation in ONEOK’s share price during 2011;

•	a decrease of $8.9 million in employee-related incentive and health benefit costs due to reduced short-term incentives and medical claims expenses; offset partially by

•	an increase of $5.4 million in pension costs as a result of the annual change in the estimated discount rate;

•	an increase of $4.8 million due primarily to expenses associated with outside services and pipeline maintenance due to pipeline-integrity testing and repairs; and

•	an increase of $5.0 million in claims costs due to increased litigation activity.

Depreciation and amortization expense decreased $2.0 million due primarily to a decrease of $8.5 million in regulatory amortization associated with the expiration of the IMP rider, offset partially by an increase of $6.1 million associated with additional capital expenditures.

Capital Expenditures - Our capital expenditures program includes expenditures for pipeline integrity, automated meter reading, extending service to new areas, modifications to customer-service lines, increasing system capabilities and replacements. It is our practice to maintain and upgrade facilities to ensure safe, reliable and efficient operations.

Capital expenditures increased $20.1 million for 2013, compared with 2012, primarily as a result of extending service to new areas. Capital expenditures increased $31.0 million for 2012, compared with 2011, primarily as a result of increased spending on pipeline replacements. Our capital expenditures are expected to be approximately $263 million for 2014.

Selected Operating Information - The following tables set forth certain selected operating information for the periods indicated:

	Years Ended December 31,
Number of Customers	2013	2012	2011
Residential	1,943,930	1,932,484	1,921,017
Commercial and industrial	155,196	154,252	154,475
Wholesale and public authority	2,755	2,737	2,730
Transportation	12,031	11,926	11,708
Total customers	2,113,912	2,101,399	2,089,930

	Years Ended December 31,
Volumes (MMcf)	2013	2012	2011
Natural gas sales
Residential	122,855	103,799	117,969
Commercial and industrial	36,956	31,459	35,172
Wholesale and public authority	4,403	6,135	3,287
Total volumes sold	164,214	141,393	156,428
Transportation	205,915	199,408	203,655
Total volumes delivered	370,129	340,801	360,083

Residential, commercial and industrial natural gas sales volumes increased for 2013, compared with 2012, due primarily to colder temperatures in 2013. Residential and commercial natural gas sales volumes decreased for 2012, compared with 2011, due primarily to warmer temperatures in 2012. The impact on margins was mitigated largely by weather-normalization mechanisms.

Wholesale sales represent contracted natural gas volumes that exceed the needs of our residential, commercial and industrial customer base and are available for sale to other parties. The impact to net margin from changes in volumes associated with these customers is minimal.

CONTINGENCIES

Legal Proceedings - We are a party to various litigation matters and claims that have arisen in the normal course of our operations. While the results of litigation and claims cannot be predicted with certainty, we believe the reasonably possible losses from such matters, individually and in the aggregate, are not material. Additionally, we believe the probable final outcome of such matters will not have a material adverse effect on our results of operations, financial position or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

General - Prior to the separation, we relied primarily on operating cash flow and participation in ONEOK’s cash management program for our liquidity and capital resource requirements. We have funded operating expenses and working capital requirements, including purchases of natural gas in storage, primarily with operating cash flow and short-term borrowings from ONEOK. Capital expenditures have been funded by short- and long-term borrowings from ONEOK as well as contributions from ONEOK.

We entered into the ONE Gas Credit Agreement, which is a $700 million unsecured revolving credit facility that became effective upon our separation from ONEOK. We expect to enter into a commercial paper program to support our working capital requirements and general corporate needs in the future.

We believe that the combination of the significant residential component of our customer base, the fixed-charge component of our natural gas sales net margin and our regulatory rate mechanisms that we have in place result in a stable cash flow profile. Because the energy consumption of residential customers is less volatile compared with commercial and industrial customers, our business historically has generated stable and predictable net margin and cash flows. Additionally, we have several regulatory rate mechanisms in place to reduce the lag in earning a return on our capital expenditures. We anticipate that our cash flow generated from operations and our expected short- and long-term financing arrangements will enable us to maintain our current and planned level of operations and provide us flexibility to finance our infrastructure investments.

Our ability to access capital markets for debt and equity financing under reasonable terms depends on market conditions and our financial condition and credit ratings. We believe that stronger credit ratings will provide a significant advantage to our business. By maintaining a conservative financial profile and stable revenue base, we believe that we will be able to maintain an investment-grade credit rating, which we believe will provide us access to diverse sources of capital at more favorable rates in order to finance our infrastructure investments. Credit ratings agencies perform independent analysis when assigning credit ratings. A downgrade of our investment-grade rating would increase our future cost of borrowing and negatively affect our available liquidity.

Short-term Financing - In December 2013, we entered into the ONE Gas Credit Agreement, which became effective upon our separation from ONEOK on January 31, 2014, and is scheduled to expire on January 31, 2019. The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. The ONE Gas Credit Agreement also contains customary affirmative and negative covenants, including covenants relating to liens, indebtedness of subsidiaries, investments, changes in the nature of business, fundamental changes, transactions with affiliates, burdensome agreements, and use of proceeds. In the event of a breach of certain covenants by ONE Gas, amounts outstanding under the ONE Gas Credit Agreement may become due and payable immediately.

The ONE Gas Credit Agreement includes a $50 million sublimit for the issuance of standby letters of credit and also features an option to request an increase in the size of the facility to an aggregate of $1.2 billion from $700 million, upon satisfaction of customary conditions, including receipt of commitments from new lenders or increased commitments from existing lenders. Borrowings made under the facility are available for general corporate purposes. The ONE Gas Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in our credit rating. Based on our credit ratings, borrowings, if any, will accrue interest at LIBOR plus 79.5 basis points, and the annual facility fee is 8 basis points. As of February 3, 2014, we had no borrowings under our ONE Gas Credit Agreement and approximately $60 million in cash and cash equivalents.

We may reduce the unutilized portion of the ONE Gas Credit Agreement in whole or in part without premium or penalty. The ONE Gas Credit Agreement contains customary events of default. Upon the occurrence of certain events of default, the obligations under the ONE Gas Credit Agreement may be accelerated and the commitments may be terminated.

Debt Issuance - In January 2014, we completed a private placement of senior notes, consisting of $300 million of 2.07 percent senior notes due 2019, $300 million of 3.61 percent senior notes due 2024 and $600 million of 4.658 percent notes due 2044. The net proceeds from the private placement were approximately $1.19 billion and were used to fund a one-time cash payment to ONEOK of approximately $1.13 billion in connection with the separation. The remaining portion of the net proceeds was retained in order to provide sufficient financial flexibility and to support working capital requirements and capital expenditures.

The indenture governing our senior notes due 2019, 2024 and 2044 includes an event of default upon the acceleration of other indebtedness of $100 million or more. Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding senior notes to declare those senior notes immediately due and payable in full.

We may redeem our senior notes due 2019, 2024, and 2044 at par, plus accrued and unpaid interest to the redemption date, starting one month, three months, and six months, respectively, before their maturity dates. Prior to these dates, we may redeem these notes, in whole or in part, at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium. The redemption price will never be less than 100 percent of the principal amount of the respective note plus accrued and unpaid interest to the redemption date. Our senior notes are senior unsecured obligations, ranking equally in right of payment with all of our existing and future unsecured senior indebtedness.

In connection with the issuance of our senior notes due 2019, 2024 and 2044, we entered into a registration rights agreement, pursuant to which we are obligated to use our commercially reasonable efforts to file with the SEC and cause to become effective a registration statement with respect to an offer to exchange each series of our senior notes due 2019, 2024 and 2044 for new notes, with terms substantially identical in all material respects to such series of our senior notes. Alternatively, if the exchange offers are not available, cannot be completed or some holders are not able to participate in the exchange offers for one or more series of notes, we will be required to use our commercially reasonable efforts to file a shelf registration statement to cover resales of our senior notes under the Securities Act. If we do not comply with these obligations, we will be required to pay additional interest on our senior notes due 2019, 2024 and 2044 under specified circumstances.

Credit Ratings - Our credit ratings as of January 31, 2014 were:

Rating Agency	Rating	Outlook
Moody’s	A2	Stable
S&P	A-	Stable

We believe that maintaining an investment-grade credit rating is prudent for our business as we seek to access the capital markets to finance capital investments. We intend to maintain strong credit metrics while we pursue a balanced approach to capital investment and a return of capital to shareholders via a dividend that we believe will be competitive with our peer group. The board of directors of ONEOK has historically declared quarterly dividends. We anticipate that our board of directors will establish dividend practices that will be independent of ONEOK’s historic dividend practices. We expect to recommend to our board of directors a dividend payout ratio target in the range of 55 percent to 65 percent of our recurring earnings. The declaration and payment of any dividends in the future by us will be subject to the sole discretion of our board of directors and will depend upon many factors, including our financial condition, earnings, capital requirements, covenants associated with certain of our debt obligations, which include maintaining a certain debt-to-capital ratio, legal requirements, regulatory constraints and other factors deemed relevant by our board of directors.

Pension and Postretirement Benefit Plans - Information about our pension and postretirement benefits plans, including anticipated contributions, is included under Note 8 of ONE Gas Predecessor Notes to Financial Statements in this Annual Report.

CASH FLOW ANALYSIS

At December 31, 2013, we utilized ONEOK’s centralized cash management program that concentrates the cash assets of its operating divisions and subsidiaries in joint accounts for the purpose of providing financial flexibility and lowering the cost of borrowing, transaction costs and bank fees. Under this cash management program, depending on whether we had a short-term cash surplus or cash requirement, we provided cash to ONEOK or ONEOK provided cash to us when necessary. Subsequent to the separation, we maintain separate cash accounts from ONEOK, and our interest expense is related only to our borrowings.

We use the indirect method to prepare our Statements of Cash Flows. Under this method, we reconcile net income to cash flows provided by operating activities by adjusting net income for those items that impact net income but may not result in actual cash receipts or payments and changes in our assets and liabilities not classified as investing or financing activities during the period. Items that impact net income but may not result in actual cash receipts or payments include, but are not limited to, depreciation and amortization, deferred income taxes and provision for doubtful accounts.

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

				Variances	Variances
	Years Ended December 31,			2013 vs. 2012	2012 vs. 2011
	2013	2012	2011	Increase (Decrease)	Increase (Decrease)
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$154.2	$196.6	$192.8	$(42.4)	$3.8
Investing activities	(290.7)	(270.6)	(240.8)	(20.1)	(29.8)
Financing activities	135.7	73.5	50.5	62.2	23.0
Change in cash and cash equivalents	(0.8)	(0.5)	2.5	(0.3)	(3.0)
Cash and cash equivalents at beginning of period	4.0	4.5	2.0	(0.5)	2.5
Cash and cash equivalents at end of period	$3.2	$4.0	$4.5	$(0.8)	$(0.5)

Operating Cash Flows - Operating cash flows are affected by earnings from our business activities. Changes in natural gas prices and demand for our services or natural gas, whether because of general economic conditions, changes in supply or increased competition from other service providers, could affect our earnings and operating cash flows.

2013 vs. 2012 - Cash flows from operating activities, before changes in operating assets and liabilities, were approximately $311.6 million for 2013, compared with $288.7 million for the same period in 2012. The increase was due primarily to higher net margin resulting from new rates in all three states in which we operate and higher volumes attributable to the impact of weather on our customers’ consumption of natural gas offset partially by higher operating costs as discussed in “Financial Results and Operating Information.”

The changes in operating assets and liabilities decreased operating cash flows $157.4 million for 2013, compared with a decrease of $92.1 million for the same period in 2012. The change was due mainly to the collection and payment of trade receivables and payables and the timing of recovery of gas purchase costs through our purchased gas cost mechanisms, resulting from the timing of cash collections from customers and payments to vendors and suppliers, which vary from period to period.

2012 vs. 2011 - Cash flows from operating activities, before changes in operating assets and liabilities, were $288.7 million for 2012, compared with $308.9 million for 2011. The decrease resulted primarily from a refund of income taxes in 2011. The decrease was offset partially by higher margin resulting from new rates in all three states offset partially by the expiration of the IMP rider in Oklahoma and higher operating costs as discussed in “Financial Results and Operating Information.”

The changes in operating assets and liabilities decreased operating cash flows $92.1 million for 2012, compared with a decrease of $116.1 million for the same period in 2011. The change in operating assets and liabilities was due primarily to the collection and payment of trade receivables and payables and the timing of recovery of gas purchase costs through our purchased gas cost mechanisms, resulting from the timing of cash collections from customers and payments to vendors and suppliers, which vary from period to period.

Investing Cash Flows - Cash used in investing activities increased for each period compared with the prior period due primarily to capital expenditures on pipeline replacements.

Financing Cash Flows - The changes in cash flows from financing activities is the result of our participation in ONEOK’s cash management program and distributions to ONEOK.

REGULATORY AND ENVIRONMENTAL MATTERS

Environmental Matters - We are subject to multiple historical, wildlife preservation and environmental laws and/or regulations that affect many aspects of our present and future operations. Regulated activities include but are not limited to those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, hazardous materials transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures at our facilities. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The EPA’s rule on air-quality standards, RICE NESHAP, initially included a compliance date in 2013. Subsequent industry appeals and settlements with the EPA have extended timelines for compliance associated with the final RICE NESHAP rule. While the rule could require capital expenditures for the purchase and installation of new emissions-control equipment, we do not expect these expenditures will have a material impact on our results of operations, financial position or cash flows.

Additional information about our environmental matters is included in the sections entitled “Environmental and Safety Matters” and “Business” in Item 1 and Note 10 of the Notes to Financial Statements in the Annual Audited Financial Statements. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during 2013, 2012 and 2011. We do not expect to incur material expenditures for these matters in the future.

ESTIMATES AND CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements and related disclosures in accordance with GAAP requires us to make estimates and assumptions with respect to values or conditions that cannot be known with certainty that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect the reported amounts of revenue and expenses during the reporting period. Although we believe these estimates and assumptions are reasonable, actual results could differ from our estimates.

The following summary sets forth what our management considers to be our most critical accounting policies. Our critical accounting policies are defined as those estimates and policies most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgment, particularly because of the need to make estimates concerning the impact of inherently uncertain matters.

Regulation - Our operations are subject to regulation with respect to rates, service, maintenance of accounting records and various other matters by the respective regulatory authorities in the states in which we operate. We account for the financial effects of the ratemaking and accounting practices and policies of the various regulatory commissions in our financial statements. We record regulatory assets for costs that have been deferred for which future recovery through customer rates is considered probable and regulatory liabilities when it is probable that revenues will be reduced for amounts that will be credited to customers through the ratemaking process. As a result, certain costs that would normally be expensed under GAAP are capitalized or deferred on the balance sheet because it is probable they can be recovered through rates. Discontinuing the application of this method of accounting for regulatory assets and liabilities could significantly increase our operating expenses as fewer costs would likely be capitalized or deferred on the balance sheet, which could reduce our net income. Further, regulation may impact the period in which revenues or expenses are recognized. The amounts to be recovered or recognized are based upon historical experience and our understanding of the regulations. The impact of regulation on our operations may be affected by decisions of the regulatory authorities or the issuance of new regulations.

For further discussion of regulatory assets and liabilities, see Note 5 of the Notes to Financial Statements in the Annual Audited Financial Statements included elsewhere in this Annual Report.

Impairment of Goodwill - We assess our goodwill for impairment at least annually as of July 1. Our goodwill impairment analysis performed in 2013 and 2012, utilized a qualitative assessment and did not result in any impairment indicators. Subsequent to July 1, 2013, no event has occurred indicating that the implied fair value is less than the carrying value of our net assets. There also was no impairment charge resulting from our 2011 annual impairment test. A decline of 10 percent in our estimated fair value utilized in our 2011 test would not have resulted in an impairment indicator.

As part of our goodwill impairment test, we first assess qualitative factors (including macroeconomic conditions, industry and market considerations, cost factors and overall financial performance) to determine whether it is more likely than not that our fair value is less than our carrying amount. If further testing is necessary, we perform a two-step impairment test for goodwill. In the first step, an initial assessment is made by comparing our fair value with our book value, including goodwill. If the fair value is less than the book value, an impairment is indicated, and we must perform a second test to measure the amount of the impairment. In the second test, we calculate the implied fair value of the goodwill by deducting the fair value of all tangible and intangible net assets from the fair value determined in step one of the assessment. If the carrying value of the goodwill exceeds the implied fair value of the goodwill, we will record an impairment charge.

To estimate our fair value, we use two generally accepted valuation approaches, an income approach and a market approach, using assumptions consistent with a market participant’s perspective. Under the income approach, we use anticipated cash flows over a period of years plus a terminal value and discount these amounts to their present value using appropriate discount rates. Under the market approach, we apply acquisition multiples to forecasted cash flows. The acquisition multiples used are consistent with historical asset transactions. The forecasted cash flows are based on average forecasted cash flows over a period of years.

Our impairment tests require the use of assumptions and estimates such as industry economic factors and the profitability of future business strategies. If actual results are not consistent with our assumptions and estimates or our assumptions and estimates change due to new information, we may be exposed to future impairment charges.

See Note 1 of the Notes to Financial Statements in the Annual Audited Financial Statements for our goodwill disclosure.

Pension and Postretirement Employee Benefits - ONEOK has employee defined benefit retirement plans and welfare plans (Shared Plans) that provide postretirement medical and life insurance benefits covering certain employees. Under the terms of the Employee Matters Agreement, liabilities related to employee and retiree benefit plans generally were assigned based on the individual’s last employment, so each individual who retired from ONEOK while providing services to the natural gas distribution segment or was assigned to us following the separation had his or her benefit plan liabilities assigned to us.

Employee and retiree benefit liabilities relating to all other personnel not meeting one of the criteria above remained the liability of ONEOK. Assets in the benefit plans were assigned in accordance with the applicable rules and regulations associated with the division of a single plan into separate plans. Effective January 1, 2014, we established defined benefit pension plans and postretirement welfare plans for certain employees. Our defined benefit plans are closed to new participants, and our postretirement welfare plans only subsidize costs for providing postretirement medical benefits for certain participants. The cost of providing these benefits to eligible current and former employees is subject to changes in the market value of our pension and postretirement benefit plan assets, changing demographics, including longer life expectancy of plan participants and their beneficiaries and changes in health care costs.

The Shared Plans historically have included participants who provided services directly to our operations, as well as employees who supported our operations. Prior to 2014, we accounted for the Shared Plans as if they were multiemployer benefit plans. Accordingly, we did not record an asset or liability to recognize the funded status of the Shared Plans. We recognized a liability only for any required contributions to the Shared Plans that were accrued and unpaid at the balance sheet date. The related pension and postretirement expenses were allocated to us based primarily on plan participants who are part of our operations. These pension and postretirement benefit costs included amounts associated with vested participants who are no longer employees. ONEOK also charged us for the allocated cost of certain employees of ONEOK who provided general and administrative services on our behalf. ONEOK included an allocation of the benefit costs associated with these ONEOK employees based upon its allocation methodology, not necessarily specific to the employees providing general and administrative services on our behalf. See Note 3 of the ONE Gas Predecessor Notes to Financial Statements in the Annual Audited Financial Statements included elsewhere in this Annual Report for discussion of ONEOK’s allocation methodology.

An actuarial consultant calculates the expense related to these plans and uses statistical and other factors that attempt to anticipate future events. These factors include assumptions about the discount rate, expected return on plan assets, rate of future compensation increases, age and employment periods. In determining the projected benefit costs, assumptions can change from period to period and may result in material changes in the costs we recognize. See Note 8 of the Notes to

Financial Statements in the Annual Audited Financial Statements included elsewhere in this Annual Report for additional information.

During 2013, we recorded net periodic benefit costs associated with direct employees who supported our operations of $35.0 million and $12.3 million related to defined benefit pension plans and postretirement benefits, respectively. These costs are not necessarily indicative of the costs that we would have incurred had we been a stand-alone entity for these periods. We estimate that in 2014, we will record net periodic benefit costs of $26.3 million related to defined benefit pension plans and $5.9 million related to postretirement benefits. In determining the 2014 estimated net periodic benefit costs for our defined benefit pension plans, we assumed a discount rate of 5.25 percent and an expected long-term return on plan assets of 7.75 percent.

The following table sets forth the weighted-average assumptions used to determine our estimated 2014 net periodic benefit cost related to our defined benefit pension plans, and sensitivity to changes with respect to these assumptions:

	Rate Used	Cost Sensitivity (a)	Obligation Sensitivity (b)
		(Millions of dollars)
Discount rate	5.25%	$2.4	$25.4
Expected long-term return on plan assets	7.75%	$2.0	$—
(a) Approximate impact a quarter percentage point decrease in the assumed rate would have on net periodic pension costs.
(b) Approximate impact a quarter percentage point decrease in the assumed rate would have on defined benefit pension obligation.

In determining our 2014 estimated net periodic benefit costs for our postretirement benefits, we assumed a discount rate of 5.0 percent and an expected long-term return on plan assets of 7.75 percent. A quarter percentage point decrease in the assumed discount rate would increase our postretirement plan obligation by approximately $6.3 million, and not have a significant impact on our postretirement benefit plan costs. A quarter percentage point decrease in the expected long-term return on plan assets would not have a significant impact on our postretirement benefit plan costs or obligation.

Assumed health care cost-trend rates have a significant effect on the amounts reported for our postretirement benefit plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
	(Millions of dollars)
Effect on total of service and interest cost	$2.7	$(2.5)
Effect on postretirement benefit obligation	$12.9	$(12.0)

During 2013, there were no contributions made to our defined benefit pension plans and approximately $11.5 million in contributions were made to our postretirement benefit plans. In 2013, all contributions were attributable to the 2014 plan year. In 2014, we expect to make no contributions to our defined benefit pension plans and approximately $5.9 million in contributions to our postretirement plans.

Revenue Recognition - For regulated deliveries of natural gas, we read meters and bill customers on a monthly cycle. We recognize revenues upon the delivery of natural gas commodity or services rendered to customers. Revenues are accrued for natural gas delivered and services rendered to customers, but not yet billed, based on estimates from the last meter-reading date to month end (accrued unbilled revenue). The billing cycles for customers do not necessarily coincide with the accounting periods used for financial reporting purposes. We accrue unbilled revenues for natural gas that has been delivered but not yet billed at the end of an accounting period. Accrued unbilled revenue is based on a percentage estimate of amounts unbilled each month, which is dependent upon a number of factors, some of which require management’s judgment. These factors include customer consumption patterns and the impact of weather on usage.

Contingencies - Our accounting for contingencies covers a variety of business activities, including contingencies for legal and environmental exposures. We accrue these contingencies when our assessments indicate that it is probable that a liability has been incurred or an asset will not be recovered and an amount can be reasonably estimated. We expense legal fees as incurred and base our legal liability estimates on currently available facts and our assessments of the ultimate outcome or resolution. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than the completion of a remediation feasibility study. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position or results of operations, and our expenditures related to environmental matters had no material effect on earnings or cash flows for 2013, 2012 and 2011. Actual results may differ from our estimates resulting in an impact, positive or negative, on earnings.

See Note 10 of the Notes to Financial Statements in the Annual Audited Financial Statements included elsewhere in this Annual Report for additional discussion of contingencies.

CONTRACTUAL OBLIGATIONS

The following table sets forth our contractual obligations at December 31, 2013:

	Contractual Obligations
	(Millions of dollars)
	2014	2015	2016	2017	2018	Thereafter	Total
Long-term line of credit with ONEOK	$—	$—	$—	$—	$—	$1,027.6	$1,027.6
Short-term note payable to ONEOK	445.0	—	—	—	—	—	445.0
Long-term debt, including current maturities	—	—	—	—	—	1.3	1.3
Interest payments on debt	59.6	59.6	59.6	59.6	59.6	121.3	419.3
Firm transportation and storage capacity contracts	172.4	200.9	164.1	142.1	127.8	92.7	900.0
Natural gas purchase commitments	424.2	230.6	6.1	5.1	5.1	13.2	684.3
Employee benefit plans	5.9	—	13.0	—	—	—	18.9
Operating leases	2.7	2.4	2.2	2.0	1.9	3.3	14.5
Total	$1,109.8	$493.5	$245.0	$208.8	$194.4	$1,259.4	$3,510.9

Long-term line of credit with ONEOK and short-term note payable to ONEOK - Immediately prior to the contribution of the natural gas distribution business to ONE Gas, ONEOK contributed to the capital of the natural gas distribution business all of these amounts outstanding.

Long-term debt and interest payments on debt - Interest expense is calculated by multiplying our long-term line of credit with ONEOK and long-term debt by the respective coupon rates. We incurred $1.2 billion of long-term debt in connection with the separation, which is not reflected in this table. The annual interest payments on this debt would be approximately $45 million at an effective interest rate of 3.75 percent.

Firm transportation and storage contracts - We are party to fixed-price contracts providing us with firm transportation and storage capacity. The commitments associated with these contracts are recoverable through our purchased gas cost mechanisms as allowed by the applicable regulatory authority.

Natural gas purchase commitments - We are party to fixed-price and variable-price contracts for the purchase of natural gas. Estimated future variable-price natural gas purchase commitments are estimated based on market price information. Actual future variable-price purchase commitments may vary depending on market prices at the time of delivery. As market information changes daily and is potentially volatile, these values may change significantly. The commitments associated with these contracts are recoverable through our purchased gas cost mechanisms as allowed by the applicable regulatory authority.

Employee benefit plans - ONEOK has employee defined benefit retirement plans and welfare plans (Shared Plans) that provide postretirement medical and life insurance benefits covering certain employees. The Shared Plans historically have included participants who provide services directly to our operations, as well as employees who supported our operations. We account for the Shared Plans as if they were multiemployer benefit plans. Accordingly, we do not record an asset or liability to recognize the funded status of the Shared Plans. In connection with the reorganization we adopted and sponsor defined benefit retirement plans and other postretirement benefit plans that are consistent with the plans sponsored by ONEOK. Liabilities related to employee and retiree benefit plans generally will be assigned to ONEOK or us based on the individual’s last employment. We expect to fund our pension costs at a level needed to maintain or exceed the minimum funding levels required by the Employee Retirement Income Security Act of 1974, as amended, and the Pension Protection Act of 2006. See Note 8 of the ONE Gas Predecessor Notes to Financial Statements for discussion of employee benefit plans.

Operating leases - Our operating leases include leases for office space, pipeline equipment and vehicles.

FORWARD-LOOKING STATEMENTS

Our reports, filings and other public announcements may contain or incorporate by reference statements that do not directly or exclusively relate to historical facts. Such statements are “forward-looking statements.” You can typically identify forward-looking statements by the use of forward-looking words, such as “may,” “will,” “might,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “intend,” “estimate,” “scheduled,” “continue,” “potential,” “plan,” “forecast,” “goal,” “guidance” and other similar words Those statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Those factors include those set forth in the section entitled “Risk Factors,” as well as the following:

•	our ability to recover operating costs and amounts equivalent to income taxes, costs of property, plant and equipment and regulatory assets in our regulated rates;

•	our ability to manage our operations and maintenance costs;

•	changes in regulation, including the application of market rates by state and local agencies;

•	the economic climate and, particularly, its effect on the natural gas requirements of our residential and commercial industrial customers;

•	competition from alternative forms of energy, including , but not limited to, solar power, wind power, geothermal energy and biofuels;

•	variations in weather, including seasonal effects on demand, the occurrence of storms and disasters, and climate change;

•
indebtedness could make us more vulnerable to general adverse economic and industry conditions, limit our ability to borrow additional funds and/or place us at competitive disadvantage compared with competitors;

•	our ability to secure reliable, competitively priced and flexible natural gas supply;

•	the mechanical integrity of facilities operated;

•	adverse labor relations;

•	the effectiveness of our strategies to reduce earnings lag, margin protection strategies and risk mitigation strategies;

•	our ability to generate sufficient cash flows to meet all our cash needs;

•
changes in the financial markets during the periods covered by the forward-looking statements, particularly those affecting the availability of capital and our ability to refinance existing debt and fund investments and acquisitions;

•	actions of rating agencies, including the ratings of debt, general corporate ratings and changes in the rating agencies’ ratings criteria;

•	changes in inflation and interest rates;

•	our ability to purchase and sell assets at attractive prices and on other attractive terms;

•	our ability to recover the costs of natural gas purchased for our customers;

•	impact of potential impairment charges;

•	volatility and changes in markets for natural gas;

•	possible loss of LDC franchises or other adverse effects caused by the actions of municipalities;

•	changes in regulation of natural gas distribution services, particularly those in Oklahoma, Kansas and Texas;

•	changes in law resulting from new federal or state energy legislation;

•	changes in environmental, safety, tax and other laws to which we and our subsidiaries are subject;

•	advances in technology;

•	acts of nature and the potential effects of threatened or actual terrorism, including cyber attacks, and war;

•	the sufficiency of insurance coverage to cover losses;

•	the effects of our strategies to reduce tax payments;

•	the effects of litigation and regulatory investigations, proceedings, including our rate cases, or inquiries;

•	changes in accounting standards and corporate governance;

•	our ability to attract and retain talented management and directors;

•	the results of financing efforts, including our ability to obtain financing on favorable terms, which can be affected by various factors, including our credit ratings and general economic conditions;

•	declines in the market prices of equity securities and resulting funding requirements for our defined benefit pension plans;

•
the ability to successfully complete merger, acquisition or divestiture plans, regulatory or other limitations imposed as a result of a merger, acquisition or divestiture, and the success of the business following a merger, acquisition or divestiture;

•
the final resolutions or outcomes with respect to our contingent and other corporate liabilities related to the natural gas distribution business and any related actions for indemnification made pursuant to the Separation and Distribution Agreement;

•	our ability to operate effectively as a separate, publicly traded company;

•
the costs associated with becoming compliant with the Sarbanes-Oxley Act of 2002 as a stand-alone company and the consequences of failing to implement effective internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 by the date that we must comply with that section of the Sarbanes-Oxley Act; and

•	the costs associated with increased regulation and enhanced disclosure and corporate governance requirements pursuant to the Dodd-Frank Wall Street Reform and the Consumer Protection Act of 2010.

In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. We undertake no obligation, except as may otherwise be required by the federal securities laws, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk discussed below includes forward-looking statements. Our views on market risk are not necessarily indicative of actual results that may occur and do not represent the maximum possible gains and losses that may occur since actual gains and losses will differ from those estimated based on actual fluctuations in interest rates or commodity prices and the timing of transactions.

Commodity Price Risk

Our commodity price risk, driven primarily by fluctuations in the price of natural gas, is mitigated by our purchased-gas cost adjustment mechanisms. We use derivative instruments to economically hedge the cost of anticipated natural gas purchases during the winter heating months to protect our customers from upward market price volatility of natural gas. Additionally, we inject natural gas into storage during the summer months and withdraw the natural gas during the winter heating season. Gains or losses associated with these derivative instruments and storage activities are included in, and recoverable through our purchased-gas cost adjustment mechanisms. These costs are subject to review by regulatory authorities as part of our purchased-gas cost adjustment mechanism.

Interest-Rate Risk

We are exposed to interest-rate risk primarily associated with new debt financing needed to fund capital requirements, including future contractual obligations and maturities of long-term and short-term debt. We expect to manage interest-rate risk on future borrowings through the use of fixed-rate debt, floating-rate debt and, at times, interest-rate swaps. Fixed-rate swaps may be used to reduce our risk of increased interest costs during periods of rising interest rates. Floating-rate swaps may be used to convert the fixed rates of long-term borrowings into short-term variable rates.

Counterparty Credit Risk

We assess the creditworthiness of our customers. Those customers who do not meet minimum standards are required to provide security, including deposits and other forms of collateral, when appropriate. With more than 2 million customers across three states, we are not exposed materially to a concentration of credit risk. We maintain a provision for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, consideration of the current credit environment and other information. In most jurisdictions, we are able to recover natural gas costs related to uncollectible accounts through purchased-gas cost mechanisms.

This page intentionally left blank.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of ONE Gas, Inc.:

In our opinion, the accompanying balance sheet presents fairly in all material respects, the financial position of ONE Gas, Inc. at December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for this financial statement, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on this financial statement and on the Company's internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statement included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Tulsa, Oklahoma
February 25, 2014

ONE Gas, Inc.
BALANCE SHEET

December 31,
2013

Assets
Cash	$1
Total assets	$1
Equity
Common stock, $0.01 par value: authorized 1,000 shares; 100 shares issued and outstanding	$1
Total equity	$1
See accompanying ONE Gas, Inc. Notes to Balance Sheet.

ONE Gas, Inc.
NOTES TO BALANCE SHEET

1.	DESCRIPTION OF BUSINESS

We were formed on August 30, 2013, as a wholly owned subsidiary of ONEOK, to hold ONEOK’s natural gas distribution business and to have our shares distributed to ONEOK’s shareholders. We have not incurred any income, expenses or cash flows from our date of formation through December 31, 2013. After the Separation, ONEOK did not retain any ownership interest in our company. We are the largest natural gas distributor in Oklahoma and Kansas and the third largest natural gas distributor in Texas, providing service as a regulated public utility to wholesale and retail customers. Our largest distribution markets are Oklahoma City and Tulsa, Oklahoma; Kansas City, Wichita and Topeka, Kansas; and Austin and El Paso, Texas.

2.	SUBSEQUENT EVENTS

Distribution - On January 8, 2014, ONEOK’s board of directors approved the distribution of all the shares of our common stock to holders of ONEOK common stock.

In order to allow ONEOK to effect the separation, we requested, and the SEC declared effective, our registration statement on Form 10 on January 10, 2014. ONEOK transferred all of the assets and liabilities primarily related to its natural gas distribution business to us. Assets and liabilities included accounts receivable and payable, natural gas in storage, regulatory assets and liabilities, pipeline and other natural gas distribution facilities, customer deposits, employee-related assets and liabilities, including amounts attributable to pension and other postretirement benefits, tax-related assets and liabilities and other assets and liabilities primarily associated with providing natural gas distribution service in Oklahoma, Kansas and Texas. Cash and certain corporate assets, such as office space in the corporate headquarters and certain IT hardware and software, were not transferred to us; however, the Transition Services Agreement between ONEOK and us provides access to such corporate assets as necessary to operate our business for a period of time to enable us to obtain the applicable corporate assets.

Immediately prior to the contribution of the natural gas distribution business to us, ONEOK contributed to the capital of the natural gas distribution business all of the amounts outstanding on the natural gas distribution business’ short-term note payable to and long-term line of credit with ONEOK. We received approximately $1.19 billion of cash from a private placement of senior notes, then used a portion of those proceeds to fund a cash payment of approximately $1.13 billion to ONEOK. Effective January 31, 2014, the number of our authorized shares increased to 250 million shares of common stock and 50 million shares of preferred stock. On January 31, 2014, ONEOK distributed one share of our common stock for every four shares of ONEOK common stock held by ONEOK shareholders of record as of the close of business on January 21, 2014, the record date of the distribution. No preferred shares have been issued. At the close of business on January 31, 2014, ONE Gas, Inc. became an independent, publicly traded company as a result of the distribution. Our common stock began trading “regular-way” under the ticker symbol “OGS” on the NYSE on February 3, 2014.

Senior notes issuance - In January 2014, we completed a private placement of senior notes, consisting of $300 million of 2.07 percent senior notes due 2019, $300 million of 3.61 percent senior notes due 2024 and $600 million of 4.658 percent notes due 2044. The net proceeds from the private placement were approximately $1.19 billion and were used to fund a one-time cash payment to ONEOK of approximately $1.13 billion as part of the separation. The remaining portion of the net proceeds was retained in order to provide sufficient financial flexibility and to support working capital requirements and capital expenditures.

The indenture governing our senior notes due 2019, 2024 and 2044 includes an event of default upon the acceleration of other indebtedness of $100 million or more. Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding senior notes to declare those senior notes immediately due and payable in full.

We may redeem our senior notes due 2019, 2024, and 2044 at par, plus accrued and unpaid interest to the redemption date, starting one month, three months, and six months, respectively, before their maturity dates. Prior to these dates, we may redeem these notes, in whole or in part, at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium. The redemption price will never be less than 100 percent of the principal amount of the respective note plus accrued and unpaid interest to the redemption date. Our senior notes are senior unsecured obligations, ranking equally in right of payment with all of our existing and future unsecured senior indebtedness.

In connection with the issuance of our senior notes due 2019, 2024 and 2044, we entered into a registration rights agreement, pursuant to which we are obligated to use our commercially reasonable efforts to file with the SEC and cause to become effective a registration statement with respect to an offer to exchange each series of our senior notes due 2019, 2024 and 2044 for new notes, with terms substantially identical in all material respects to such series of our senior notes. Alternatively, if the exchange offers are not available, cannot be completed or some holders are not able to participate in the exchange offers for one or more series of notes, we will be required to use our commercially reasonable efforts to file a shelf registration statement to cover resales of our senior notes under the Securities Act. If we do not comply with these obligations, we will be required to pay additional interest on our senior notes due 2019, 2024 and 2044 under specified circumstances.

ONE Gas Credit Agreement - In December 2013, we entered into the ONE Gas Credit Agreement, which became effective upon our separation from ONEOK on January 31, 2014, and is scheduled to expire on January 31, 2019. The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining our debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. The ONE Gas Credit Agreement also contains customary affirmative and negative covenants, including covenants relating to liens, indebtedness of subsidiaries, investments, changes in the nature of business, fundamental changes, transactions with affiliates, burdensome agreements, and use of proceeds. In the event of a breach of certain covenants by us, amounts outstanding under the ONE Gas Credit Agreement may become due and payable immediately.

The ONE Gas Credit Agreement includes a $50 million sublimit for the issuance of standby letters of credit and also features an option to request an increase in the size of the facility to an aggregate of $1.2 billion from $700 million, upon satisfaction of customary conditions, including receipt of commitments from new lenders or increased commitments from existing lenders. Borrowings made under the facility are available for general corporate purposes. The ONE Gas Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in our credit rating. Borrowings, if any, will accrue interest at LIBOR plus 79.5 basis points, and the annual facility fee is 8 basis points based on our current credit rating.

We may reduce the unutilized portion of the ONE Gas Credit Agreement in whole or in part without premium or penalty. The ONE Gas Credit Agreement contains customary events of default. Upon the occurrence of certain events of default, the obligations under the ONE Gas Credit Agreement may be accelerated and the commitments may be terminated.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of ONEOK, Inc.:

In our opinion, the accompanying balance sheets and the related statements of income, changes in owner’s net investment and cash flows present fairly in all material respects, the financial position of ONE Gas Predecessor at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2013). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Tulsa, Oklahoma
February 25, 2014

ONE Gas Predecessor
STATEMENTS OF INCOME

	Years Ended December 31,
	2013	2012	2011
	(Thousands of dollars)

Revenues	$1,689,952	$1,376,649	$1,621,334
Cost of natural gas, including affiliate	876,944	620,260	869,499
Net margin	813,008	756,389	751,835
Operating expenses
Operations and maintenance, including affiliate	393,072	363,120	373,511
Depreciation and amortization, including affiliate	144,758	130,150	132,212
General taxes	54,830	47,405	46,452
Total operating expenses	592,660	540,675	552,175
Operating income	220,348	215,714	199,660
Other income, including affiliate	6,165	3,664	140
Other expense, including affiliate	(3,680)	(2,225)	(2,919)
Interest expense, including affiliate	(61,366)	(60,793)	(54,119)
Income before income taxes	161,467	156,360	142,762
Income taxes	(62,272)	(59,851)	(56,004)
Net income	$99,195	$96,509	$86,758
See accompanying ONE Gas Predecessor Notes to Financial Statements.

ONE Gas Predecessor
BALANCE SHEETS

	December 31,	December 31,
	2013	2012
Assets	(Thousands of dollars)
Property, plant and equipment
Property, plant and equipment	$4,534,074	$4,269,377
Accumulated depreciation and amortization	1,489,216	1,442,423
Net property, plant and equipment (Note 6)	3,044,858	2,826,954
Current assets
Cash	3,171	4,040
Accounts receivable, net	356,988	260,306
Natural gas in storage	166,128	102,989
Regulatory assets (Note 5)	21,657	68,719
Other current assets	54,240	21,040
Total current assets	602,184	457,094
Goodwill and other assets
Regulatory assets (Note 5)	23,822	38,178
Goodwill	157,953	157,953
Other assets	17,658	11,153
Total goodwill and other assets	199,433	207,284
Total assets	$3,846,475	$3,491,332
See accompanying ONE Gas Predecessor Notes to Financial Statements.

ONE Gas Predecessor
BALANCE SHEETS
(Continued)
	December 31,	December 31,
	2013	2012
Equity and Liabilities	(Thousands of dollars)
Equity and long-term debt
Owner’s net investment	$1,239,023	$1,154,797
Long-term debt, excluding current maturities	1,318	1,323
Long-term line of credit with ONEOK	1,027,631	1,027,631
Total equity and long-term debt	2,267,972	2,183,751
Current liabilities
Current maturities of long-term debt	6	206
Short-term note payable to ONEOK	444,960	294,109
Affiliate payable	22,403	21,087
Accounts payable	169,500	137,276
Accrued taxes other than income	32,426	29,977
Customer deposits	57,360	58,087
Other current liabilities	42,422	37,960
Total current liabilities	769,077	578,702
Deferred credits and other liabilities
Deferred income taxes	743,452	649,303
Other deferred credits	65,974	79,576
Total deferred credits and other liabilities	809,426	728,879
Commitments and contingencies (Note 10)
Total liabilities and equity	$3,846,475	$3,491,332
See accompanying ONE Gas Predecessor Notes to Financial Statements.

ONE Gas Predecessor
STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2013	2012	2011
	(Thousands of dollars)
Operating activities
Net income	$99,195	$96,509	$86,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	144,758	130,150	132,212
Deferred income taxes	62,205	59,491	87,184
Provision for doubtful accounts	5,460	2,528	2,741
Changes in assets and liabilities:
Accounts receivable	(102,142)	10,016	(18,216)
Natural gas in storage	(63,139)	30,154	2,025
Asset removal costs	(46,567)	(47,658)	(35,438)
Affiliate payable	(8,140)	(7,229)	(683)
Accounts payable	37,241	(3,950)	(11,300)
Accrued taxes other than income	2,449	174	1,399
Customer deposits	(727)	(1,254)	(826)
Regulatory assets and liabilities	29,436	(59,338)	(33,804)
Other assets and liabilities	(5,821)	(13,006)	(19,262)
Cash provided by operating activities	154,208	196,587	192,790
Investing activities
Capital expenditures	(292,080)	(272,014)	(240,996)
Proceeds from sale of assets	1,327	1,462	195
Cash used in investing activities	(290,753)	(270,552)	(240,801)
Financing activities
Increase in short-term notes payable to ONEOK, net	150,851	58,692	74,975
Borrowings on long-term line of credit with ONEOK	—	115,235	155,974
Repayment of long-term debt	(206)	(330)	(305)
Distributions to ONEOK	(14,969)	(100,067)	(180,158)
Cash provided by financing activities	135,676	73,530	50,486
Change in cash and cash equivalents	(869)	(435)	2,475
Cash and cash equivalents at beginning of period	4,040	4,475	2,000
Cash and cash equivalents at end of period	$3,171	$4,040	$4,475
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$61,366	$60,793	$54,119
Cash paid to (received from) ONEOK for income taxes	$67	$360	$(31,180)
See accompanying ONE Gas Predecessor Notes to Financial Statements.

ONE Gas Predecessor
STATEMENTS OF CHANGES IN OWNER’S NET INVESTMENT

Owner’s Net Investment
(Thousands of dollars)

January 1, 2011	$1,251,755
Net income	86,758
Distributions to ONEOK	(180,158)
December 31, 2011	1,158,355
Net income	96,509
Distributions to ONEOK	(100,067)
December 31, 2012	1,154,797
Net income	99,195
Distributions to ONEOK	(14,969)
December 31, 2013	$1,239,023
See accompanying ONE Gas Predecessor Notes to Financial Statements.

ONE Gas Predecessor
NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations - ONE Gas, Inc. was a wholly owned subsidiary of ONEOK as of December 31, 2013. Operations of our company are located in the United States and we are comprised of ONEOK’s former natural gas distribution business. On January 8, 2014, ONEOK’s board of directors approved the distribution of all the shares of our common stock to holders of ONEOK common stock. On January 31, 2014, we became an independent, publicly traded company as a result of a distribution by ONEOK of our common stock to ONEOK’s shareholders. Our common stock began trading “regular-way” under the ticker symbol “OGS” on the NYSE on February 3, 2014.

We provide natural gas distribution services to more than 2 million customers through our divisions in Oklahoma, Kansas and Texas through Oklahoma Natural Gas, Kansas Gas Service and Texas Gas Service, respectively. We serve residential, commercial, industrial and transportation customers in all three states. In addition, these natural gas distribution companies serve wholesale and public authority customers.

Basis of Presentation - These financial statements have been derived from ONEOK’s financial statements, which include its natural gas distribution business as if ONE Gas Predecessor, for accounting purposes, had been a separate company for all periods presented. The assets and liabilities in the financial statements have been reflected on a historical basis. The financial statements also include expense allocations for certain corporate functions historically performed by ONEOK, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal and information technology. We believe our assumptions underlying the financial statements, including the assumptions regarding the allocation of general corporate expenses from ONEOK, are reasonable. However, the financial statements may not include all of the actual expenses that would have been incurred by us and may not reflect our results of operations, financial position and cash flows had we been a separate publicly traded company during the periods presented.

Because the operations of the distribution business within ONEOK were conducted through separate divisions, ONEOK’s net investment in us, excluding the long-term line of credit with ONEOK, is shown as owner’s net investment in lieu of stockholder’s equity in the financial statements. Transactions between ONEOK and us which were not part of the long-term line of credit or the short-term notes payable with ONEOK have been identified in the Statements of Changes in Owner’s Net Investment as distributions to ONEOK. Transactions with ONEOK’s other operating businesses, which generally settle monthly, are shown as accounts receivable-affiliate or accounts payable-affiliate. See Note 3 for additional information on our transactions with ONEOK and its affiliates.

The financial statements include the accounts of the natural gas distribution business as set forth in “Organization and Nature of Operations” and “Basis of Presentation” above. All significant balances and transactions between our divisions have been eliminated.

Use of Estimates - The preparation of our financial statements and related disclosures in accordance with GAAP requires us to make estimates and assumptions with respect to values or conditions that cannot be known with certainty that affect the reported amount of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect the reported amounts of revenue and expenses during the reporting period. Items that may be estimated include, but are not limited to, the economic useful life of assets, fair value of assets and liabilities, provisions for doubtful accounts receivable, unbilled revenues for natural gas delivered but for which meters have not been read, natural gas purchased but for which no invoice has been received, provision for income taxes, including any deferred tax valuation allowances, the results of litigation and various other recorded or disclosed amounts.

We evaluate these estimates on an ongoing basis using historical experience and other methods we consider reasonable based on the particular circumstances. Nevertheless, actual results may differ significantly from the estimates. Any effects on our financial position or results of operations from revisions to these estimates are recorded in the period when the facts that give rise to the revision become known.

Fair Value Measurements - We define fair value as the price that would be received from the sale of an asset or the transfer of a liability in an orderly transaction between market participants at the measurement date. We use the market and income approaches to determine the fair value of our assets and liabilities and consider the markets in which the transactions are executed. We measure the fair value of a group of financial assets and liabilities consistent with how a market participant would price the net risk exposure at the measurement date.

Fair Value Hierarchy - At each balance sheet date, we utilize a fair value hierarchy to classify fair value amounts recognized or disclosed in our financial statements based on the observability of inputs used to estimate such fair value. The levels of the hierarchy are described below:

•	Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities;

•
Level 2 - Significant observable pricing inputs other than quoted prices included within Level 1 that are, either directly or indirectly, observable as of the reporting date. Essentially, this represents inputs that are derived principally from or corroborated by observable market data; and

•
Level 3 - May include one or more unobservable inputs that are significant in establishing a fair value estimate. These unobservable inputs are developed based on the best information available and may include our own internal data.

We recognize transfers into and out of the levels as of the end of each reporting period.

Determining the appropriate classification of our fair value measurements within the fair value hierarchy requires management’s judgment regarding the degree to which market data is observable or corroborated by observable market data. We categorize derivatives for which fair value is determined using multiple inputs within a single level, based on the lowest level input that is significant to the fair value measurement in its entirety. See Note 4 for additional disclosures of our fair value measurements.

Cash and Cash Equivalents - We participated in the ONEOK cash management program rather than maintaining significant cash equivalent balances. Amounts due to ONEOK resulting from the cash management program are recorded as a short-term note payable to ONEOK. See Note 3 for additional information on the cash management program.

Revenue Recognition - For regulated deliveries of natural gas, we read meters and bill customers on a monthly cycle. We recognize revenues upon the delivery of the natural gas commodity or services rendered to customers. Revenues are accrued for natural gas delivered and services rendered to customers, but not yet billed, based on estimates from the last meter reading date to month end (accrued unbilled revenue). The billing cycles for customers do not necessarily coincide with the accounting periods used for financial reporting purposes.

Accounts Receivable - Accounts receivable represent valid claims against nonaffiliated customers for natural gas sold or services rendered, net of allowances for doubtful accounts. We accrue unbilled revenues for natural gas that has been delivered but not yet billed at the end of an accounting period. Accrued unbilled revenue is based on a percentage estimate of amounts unbilled each month, which is dependent upon a number of factors, some of which require management’s judgment. These factors include customer consumption patterns and the impact of weather on usage. The amounts of accrued unbilled natural gas sales revenues at December 31, 2013 and 2012, were $143.7 million and $127.1 million, respectively.

We assess the creditworthiness of our customers. Those customers who do not meet minimum standards are required to provide security, including deposits and other forms of collateral, when appropriate. With more than 2 million customers across three states, we are not exposed materially to a concentration of credit risk. We maintain an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, consideration of the current credit environment and other information. In most jurisdictions, we are able to recover natural gas costs related to doubtful accounts through purchased-gas cost adjustment mechanisms. At December 31, 2013 and 2012, our allowance for doubtful accounts was $3.3 million and $2.7 million, respectively.

Inventories - Natural gas in storage is maintained on the basis of weighted-average cost. Natural gas inventories that are injected into storage are recorded in inventory based on actual purchase costs, including storage and transportation costs. Natural gas inventories that are withdrawn from storage are accounted for in our purchased-gas cost adjustment mechanisms at the weighted-average inventory cost.

Materials and supplies inventories, which are included in other current assets on our Balance Sheets, are stated at the lower of weighted-average cost or net realizable value. Our materials and supplies inventories totaled $16.6 million and $18.3 million at December 31, 2013 and 2012, respectively.

Derivatives and Risk Management Activities - We record all derivative instruments at fair value, with the exception of normal purchases and normal sales that are expected to result in physical delivery. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it, or if regulatory rulings require a different accounting treatment.

If certain conditions are met, we may elect to designate a derivative instrument as a hedge of exposure to changes in fair values or cash flows.

The table below summarizes the various ways in which we account for our derivative instruments and the impact on our financial statements:

Recognition and Measurement
Accounting Treatment		Balance Sheet		Income Statement
Normal purchases and normal sales	-	Fair value not recorded	-	Change in fair value not recognized in earnings
Mark-to-market	-	Recorded at fair value	-	Change in fair value recognized in, and recoverable through, the purchased-gas cost adjustment mechanisms

We have not elected to designate any of our derivative instruments as hedges. Gains or losses associated with the fair value of commodity derivative instruments entered into by us are included in, and recoverable through, the purchased-gas cost adjustment mechanisms.

See Note 4 for more discussion of our fair value measurements and hedging activities using derivatives.

Property, Plant and Equipment - Our properties are stated at cost, which includes direct construction costs such as direct labor, materials, burden and AFUDC. Generally, the cost of our property retired or sold, plus removal costs, less salvage, is charged to accumulated depreciation. Gains and losses from sales or retirement of an entire operating unit or system of our properties are recognized in income. Maintenance and repairs are charged directly to expense.

AFUDC represents the cost of borrowed funds used to finance construction activities. We capitalize interest costs during the construction or upgrade of qualifying assets. Capitalized interest is recorded as a reduction to interest expense.

Our properties are depreciated using the straight-line method over their estimated useful lives. Generally, we apply composite depreciation rates to functional groups of property having similar economic circumstances. We periodically conduct depreciation studies to assess the economic lives of our assets. These depreciation studies are completed as a part of our rate proceedings, and the changes in economic lives, if applicable, are implemented prospectively when the new rates are effective. Changes in the estimated economic lives of our property, plant and equipment could have a material effect on our financial position or results of operations.

Property, plant and equipment on our Balance Sheets includes construction work in process for capital projects that have not yet been placed in service and therefore are not being depreciated. Assets are transferred out of construction work in process when they are substantially complete and ready for their intended use.

See Note 6 for disclosures of our property, plant and equipment.

Impairment of Goodwill and Long-Lived Assets - We assess our goodwill for impairment at least annually as of July 1. Total goodwill was $158.0 million at December 31, 2013 and 2012, respectively. Our goodwill impairment analysis performed in 2013 and 2012, utilized a qualitative assessment and did not result in any impairment indicators. Subsequent to July 1, 2013, no event has occurred indicating that the implied fair value is less than the carrying value of our net assets. There also was no impairment charge resulting from our 2011 annual impairment test. A decline of 10 percent in our estimated fair value utilized in our 2011 test would not have resulted in an impairment indicator.

As part of our goodwill impairment test, we first assess qualitative factors (including macroeconomic conditions, industry and market considerations, cost factors and overall financial performance) to determine whether it is more likely than not that our fair value is less than our carrying amount. If further testing is necessary, we perform a two-step impairment test for goodwill. In the first step, an initial assessment is made by comparing our fair value with our book value, including goodwill. If the fair value is less than the book value, an impairment is indicated, and we must perform a second test to measure the amount of the impairment. In the second test, we calculate the implied fair value of the goodwill by deducting the fair value of all tangible and intangible net assets from the fair value determined in step one of the assessment. If the carrying value of the goodwill exceeds the implied fair value of the goodwill, we will record an impairment charge.

To estimate our fair value, we use two generally accepted valuation approaches, an income approach and a market approach, using assumptions consistent with a market participant’s perspective. Under the income approach, we use anticipated cash flows over a period of years plus a terminal value and discount these amounts to their present value using appropriate discount rates. Under the market approach, we apply acquisition multiples to forecasted cash flows. The acquisition multiples used are consistent with historical asset transactions. The forecasted cash flows are based on average forecasted cash flows over a period of years.

We assess our long-lived assets for impairment whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. An impairment is indicated if the carrying amount of a long-lived asset exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. If an impairment is indicated, we record an impairment loss equal to the difference between the carrying value and the fair value of the long-lived asset. We determined that there were no asset impairments in 2013, 2012 or 2011.

Regulation - We are subject to the rate regulation and accounting requirements of the OCC, KCC, RRC and various municipalities in Texas. We follow the accounting and reporting guidance for regulated operations. During the rate-making process, regulatory authorities set the framework for what we can charge customers for our services and establish the manner that our costs are accounted for, including allowing us to defer recognition of certain costs and permitting recovery of the amounts through rates over time, as opposed to expensing such costs as incurred. Examples include interim capital investment mechanisms such as GSRS and GRIP; interim rate adjustment mechanisms such as PBRC and cost of service adjustments, weather normalization, unrecovered purchased-gas costs, pension and postemployment benefit costs and ad valorem taxes. This allows us to stabilize rates over time rather than passing such costs on to the customer for immediate recovery. Actions by regulatory authorities could have an effect on the amount recovered from rate payers. Any difference in the amount recoverable and the amount deferred is recorded as income or expense at the time of the regulatory action. A write-off of regulatory assets and costs not recovered may be required if all or a portion of the regulated operations have rates that are no longer:

•	established by independent, third-party regulators;

•	designed to recover the specific entity’s costs of providing regulated services; and

•	set at levels that will recover our costs when considering the demand and competition for our services.

See Note 5 for our regulatory asset and liability disclosures.

Pension and Postretirement Employee Benefits - Certain benefit costs associated with employees who directly supported our operations were determined based on a specific employee basis. We were also allocated benefit costs associated with employees of ONEOK that provide general corporate services. These amounts were charged to us by ONEOK as described in Note 3. See Note 8 for additional information regarding pension and postretirement employee benefit plans.

For the periods presented, we were not the plan sponsor for these benefit plans. Accordingly, our Balance Sheets do not reflect any assets or liabilities related to these benefit plans.

Income Taxes - Our operations were included in the consolidated federal and state income tax returns of ONEOK. Our income tax provision has been calculated on a separate return basis. Accordingly, we have recognized deferred tax assets and liabilities for the difference between the financial statement and income tax basis of assets and liabilities and carry-forward items, based on income tax laws and rates existing at the time the temporary differences are expected to reverse as if we were a corporation for federal and state income tax purposes. In addition, ONEOK manages its tax position based upon the tax attributes of the consolidated group. Certain attributes may not be available to us if we were operating as an independent company.

The effect on deferred taxes of a change in tax rates is deferred and amortized for operations regulated by the OCC, KCC, RRC and various municipalities in Texas, if, as a result of an action by a regulator, it is probable that the effect of the change in tax rates will be recovered from or returned to customers through future rates. We continue to amortize previously deferred investment tax credits for ratemaking purposes over the periods prescribed by the OCC, KCC, RRC and various municipalities in Texas.

A valuation allowance for deferred tax assets is recognized when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. To assess that likelihood, we use estimates and judgment regarding our future taxable income, as well as the jurisdiction in which such taxable income is generated, to determine whether a valuation allowance is required. Such evidence can include our current financial position, our results of operations, both actual and forecasted, the reversal of deferred tax liabilities, as well as the current and forecasted business economics of our industry. We had no valuation allowance at December 31, 2013 and 2012.

We utilize a more-likely-than-not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that is taken or expected to be taken in a tax return. We reflect penalties and interest as part of income tax expense as they become applicable for tax provisions that do not meet the more-likely-than-not recognition threshold and measurement attribute. There were no material uncertain tax positions at December 31, 2013 and 2012.

See Note 9 for additional discussion of income taxes.

Asset Retirement Obligations - Asset retirement obligations represent legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. Certain long-lived assets that comprise our natural gas distribution systems, primarily our pipeline assets, are subject to agreements or regulations that give rise to an asset retirement obligation for removal or other disposition costs associated with retiring the assets in place upon the discontinued use of the natural gas distribution system. We recognize the fair value of a liability for an asset retirement obligation in the period when it is incurred if a reasonable estimate of the fair value can be made. We are not able to estimate reasonably the fair value of the asset retirement obligations for portions of our assets because the settlement dates are indeterminable given our expected continued use of the assets with proper maintenance. We expect our natural gas distribution systems will continue in operation as long as natural gas supply and demand for natural gas distribution service exists. Based on the widespread use of natural gas for heating and cooking activities by residential and commercial customers in our service areas, management expects supply and demand to exist for the foreseeable future.

In accordance with long-standing regulatory treatment, we collect through rates the estimated costs of removal on certain regulated properties through depreciation expense, with a corresponding credit to accumulated depreciation and amortization. These removal costs collected through our rates include costs attributable to legal and nonlegal removal obligations; however, the amounts collected that are in excess of these nonlegal asset-removal costs incurred are accounted for as a regulatory liability for financial reporting purposes. Historically, with the exception of the regulatory authority in Kansas, the regulatory authorities that have jurisdiction over our regulated operations have not required us to quantify or disclose this amount; rather, these costs are addressed prospectively in depreciation rates and are set in each general rate order. We have made an estimate of our regulatory liability using current rates since the last general rate order in each of our jurisdictions; however, for financial reporting purposes, significant uncertainty exists regarding the future disposition of this regulatory liability, pending, among other issues, clarification of regulatory intent. We continue to monitor the regulatory requirements, and the liability may be adjusted as more information is obtained. We record the estimated asset removal obligation in noncurrent liabilities in other deferred credits on our Balance Sheets. To the extent this estimated liability is adjusted, such amounts will be reclassified between accumulated depreciation and amortization and other deferred credits and therefore will not have an impact on earnings.

Contingencies - Our accounting for contingencies covers a variety of business activities, including contingencies for legal and environmental exposures. We accrue these contingencies when our assessments indicate that it is probable that a liability has been incurred or an asset will not be recovered and an amount can be estimated reasonably. We expense legal fees as incurred and base our legal liability estimates on currently available facts and our estimates of the ultimate outcome or resolution. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than the completion of a remediation feasibility study. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Actual results may differ from our estimates resulting in an impact, positive or negative, on earnings. See Note 10 for additional discussion of contingencies.

Share-Based Payments - Certain employees providing direct service to us participated in ONEOK’s share-based awards plans. The plans provide for ONEOK common stock based awards to both employees and ONEOK’s nonmanagement directors. The plans permit the granting of various types of awards including, but not limited to, performance units and restricted stock units. Awards may be granted for no consideration other than prior and future services or based on certain financial performance targets.

ONEOK charges us for compensation expense related to stock-based compensation awards granted to our employees that directly support our operations. Share-based compensation is also a component of allocated amounts charged to us by ONEOK for general and administrative personnel providing services on our behalf.

Earnings per Common Share - Historical earnings per share are not presented because we did not have common stock that was part of our capital structure for the periods presented.

Segments - We operate in one business segment: regulated public utilities that deliver natural gas to residential, commercial, industrial and transportation customers. We define business segments as components of an organization for which discrete financial information is available and operating results are evaluated on a regular basis by the chief operating decision maker

(CODM) in order to assess performance and allocate resources. Our CODM is our Chief Executive Officer (CEO). Characteristics of our organization which were relied upon in making this determination include the similar nature of services we provide, the functional alignment of our organizational structure, and the reports that are regularly reviewed by the CODM for the purpose of assessing performance and allocating resources. Our management is functionally aligned and centralized, with performance evaluated based upon results of the entire distribution business. Capital allocation decisions are driven by asset integrity management and operating efficiency, not geographic location.

We evaluate performance based principally on operating income. Affiliate sales are recorded on the same basis as sales to unaffiliated customers and are discussed in further detail in Note 3. Net margin is comprised of total revenues less cost of natural gas. Cost of natural gas includes commodity purchases, fuel, storage and transportation costs and does not include an allocation of general operating costs or depreciation and amortization.

In 2013, 2012 and 2011, we had no single external customer from which we received 10 percent or more of our gross revenues.

2.	SUBSEQUENT EVENTS

Distribution - On January 8, 2014, ONEOK’s board of directors approved the distribution of all the shares of our common stock to holders of ONEOK common stock.

In order for ONEOK to effect the separation, we requested, and the SEC declared effective, our registration statement on Form 10 on January 10, 2014. ONEOK transferred all of the assets and liabilities primarily related to its natural gas distribution business to us. Assets and liabilities included accounts receivable and payable, natural gas in storage, regulatory assets and liabilities, pipeline and other natural gas distribution facilities, customer deposits, employee-related assets and liabilities, including amounts attributable to pension and other postretirement benefits, tax-related assets and liabilities and other assets and liabilities primarily associated with providing natural gas distribution service in Oklahoma, Kansas and Texas. Cash and certain corporate assets, such as office space in the corporate headquarters and certain IT hardware and software, were not transferred to us; however, the Transition Services Agreement between ONEOK and us provides access to such corporate assets as necessary to operate our business for a period of time to enable us to obtain the applicable corporate assets.

Immediately prior to the contribution of the natural gas distribution business to us, ONEOK contributed to the capital of the natural gas distribution business all of the amounts outstanding on the natural gas distribution business’ short-term note payable to and long-term line of credit with ONEOK. We received approximately $1.19 billion of cash from a private placement of senior notes, then used a portion of those proceeds to fund a cash payment of approximately $1.13 billion to ONEOK. On January 31, 2014, ONEOK distributed one share of our common stock for every four shares of ONEOK common stock held by ONEOK shareholders of record as of the close of business on January 21, 2014, the record date of the distribution. At the close of business on January 31, 2014, ONE Gas, Inc. became an independent, publicly traded company as a result of the distribution. Our common stock began trading “regular-way” under the ticker symbol “OGS” on the NYSE on February 3, 2014.

Senior notes issuance - In January 2014, we completed a private placement of senior notes, consisting of $300 million of 2.07 percent senior notes due 2019, $300 million of 3.61 percent senior notes due 2024 and $600 million of 4.658 percent notes due 2044. The net proceeds from the private placement were approximately $1.19 billion and were used to fund a one-time cash payment to ONEOK of approximately $1.13 billion as part of the separation. The remaining portion of the net proceeds was retained in order to provide sufficient financial flexibility and to support working capital requirements and capital expenditures.

The indenture governing our senior notes due 2019, 2024 and 2044 includes an event of default upon the acceleration of other indebtedness of $100 million or more. Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding senior notes to declare those senior notes immediately due and payable in full.

We may redeem our senior notes due 2019, 2024, and 2044 at par, plus accrued and unpaid interest to the redemption date, starting one month, three months, and six months, respectively, before their maturity dates. Prior to these dates, we may redeem these notes, in whole or in part, at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium. The redemption price will never be less than 100 percent of the principal amount of the respective note plus accrued and unpaid interest to the redemption date. Our senior notes are senior unsecured obligations, ranking equally in right of payment with all of our existing and future unsecured senior indebtedness.

In connection with the issuance of our senior notes due 2019, 2024 and 2044, we entered into a registration rights agreement, pursuant to which we are obligated to use our commercially reasonable efforts to file with the SEC and cause to become effective a registration statement with respect to an offer to exchange each series of our senior notes due 2019, 2024 and 2044 for new notes, with terms substantially identical in all material respects to such series of our senior note. Alternatively, if the exchange offers are not available or cannot be completed or some holders are not able to participate in the exchange offers for one or more series of notes, we will be required to use our commercially reasonable efforts to file a shelf registration statement to cover resales of our senior notes under the Securities Act. If we do not comply with these obligations, we will be required to pay additional interest on our senior notes due 2019, 2024 and 2044 under specified circumstances.

ONE Gas Credit Agreement - In December 2013, we entered into the ONE Gas Credit Agreement, which became effective upon our separation from ONEOK on January 31, 2014, and is scheduled to expire on January 31, 2019. The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. The ONE Gas Credit Agreement also contains customary affirmative and negative covenants, including covenants relating to liens, indebtedness of subsidiaries, investments, changes in the nature of business, fundamental changes, transactions with affiliates, burdensome agreements, and use of proceeds. In the event of a breach of certain covenants by ONE Gas, amounts outstanding under the ONE Gas Credit Agreement may become due and payable immediately.

The ONE Gas Credit Agreement includes a $50 million sublimit for the issuance of standby letters of credit and also features an option to request an increase in the size of the facility to an aggregate of $1.2 billion from $700 million by either commitments from new lenders or increased commitments from existing lenders. Borrowings made under the facility are available for general corporate purposes. The ONE Gas Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in our credit rating. Based on our current credit ratings, borrowings, if any, will accrue interest at LIBOR plus 79.5 basis points, and the annual facility fee is 8 basis points.

We may reduce the unutilized portion of the ONE Gas Credit Agreement in whole or in part without premium or penalty. The ONE Gas Credit Agreement contains customary events of default. Upon the occurrence of certain events of default, the obligations under the ONE Gas Credit Agreement may be accelerated and the commitments may be terminated.

3.	RELATED-PARTY TRANSACTIONS

Affiliate Transactions - We have certain transactions with ONEOK and its subsidiaries. We purchase a portion of our natural gas supply and natural gas transportation and storage services from ONEOK and its affiliates. These contracts are awarded through a competitive-bidding process, and the costs are recoverable through our purchased-gas cost mechanisms.

The Statements of Income include expense allocations for certain corporate functions historically performed by ONEOK and allocated to its natural gas distribution business, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, information technology and facilities maintenance. Where costs are incurred specifically on our behalf, the costs are billed directly to us by ONEOK. In other situations, the costs may be allocated to us through a variety of methods, depending upon the nature of the expenses. For example, a service that applies equally to all employees of ONEOK is allocated based upon the number of employees in each ONEOK affiliate. An expense benefiting the company but having no direct basis for allocation is allocated by the modified Distrigas method, a method using a combination of ratios that include gross plant and investment, operating income and payroll expense. It is not practicable to determine what these general overhead costs would be on a stand-alone basis. These allocations include the following costs:

Corporate Services - Represents costs for certain employees of ONEOK who provide general and administrative services on our behalf. These charges are either directly identifiable or allocated based upon usage factors for our operations. In addition, we receive other allocated costs for our share of general corporate expenses of ONEOK, which are determined based on our relative use of the service or, if there is no direct basis for allocation, are allocated by the modified Distrigas method. All of these costs are reflected in operations and maintenance and depreciation expense in the Statements of Income.

Benefit Plans and Incentives - Represents benefit costs and other incentives, including group health and welfare benefits, pension plans, postretirement benefit plans and employee stock-based compensation plans. Costs associated with incentive and stock-based compensation plans are determined on a specific identification basis for certain employees who directly support our operations. All other employee benefit costs historically have been allocated using a percentage factor derived from a ratio of benefit costs to salary costs for ONEOK’s employees. These expenses are included in operations and maintenance expenses in the Statements of Income.

Total compensation cost, which includes costs for both employees who directly supported our operations and allocations for corporate services, charged to us by ONEOK related to share-based payment plans was $15.5 million, $12.4 million and $22.6 million during 2013, 2012 and 2011, respectively. See Note 7 for additional information regarding share-based payments. Total cost charged to us by ONEOK related to pension and postretirement health and welfare plans was $52.1 million, $43.4 million and $40.3 million during 2013, 2012 and 2011, respectively, which is net of amounts deferred through regulatory mechanisms of $1.8 million, $4.1 million and $3.7 million during 2013, 2012 and 2011, respectively. See Note 8 for additional information regarding employee benefit plans.

Interest Expense - ONEOK utilized a centralized approach to cash management and the financing of its businesses. Cash receipts and cash expenditures for costs and expenses from our operations were transferred to or from ONEOK on a regular basis and recorded as increases or decreases in the balance due in short-term note payable to ONEOK under unsecured promissory notes we had in place with ONEOK. The amounts outstanding under the long-term line of credit with ONEOK and the short-term note payable to ONEOK accrued interest based on ONEOK’s weighted-average cost of short-term debt and such interest was added monthly to the note principal.

The following table shows ONEOK’s and its subsidiaries’ transactions with us included in the Statements of Income for the periods indicated:

	Years Ended December 31,
	2013	2012	2011
	(Thousands of dollars)
Cost of natural gas	$226,582	$135,650	$203,585
Operations and maintenance
Direct employee labor and benefit costs	177,526	165,798	178,151
Allocated employee labor and benefit costs	29,955	24,994	25,452
Charges for general and administrative services	36,078	24,059	28,266
Depreciation and amortization	6,940	6,033	6,444
Other (income)/expense, net	(5,073)	(2,668)	1,419
Interest expense	60,930	60,305	53,357
Total	$532,938	$414,171	$496,674

Employee labor and benefit costs capitalized totaled $49.3 million, $46.1 million and $43.0 million for 2013, 2012 and 2011, respectively. In addition, we recorded regulated utility revenue from ONEOK and its subsidiaries. These amounts were immaterial for all periods presented.

Cash Management - ONEOK uses a centralized cash management program that concentrates the cash assets of its operating divisions and subsidiaries in joint accounts for the purpose of providing financial flexibility and lowering the cost of borrowing, transaction costs and bank fees. The centralized cash management program provides that funds in excess of the daily needs of the operating divisions and subsidiaries are concentrated, consolidated or otherwise made available for use by other wholly owned entities of ONEOK. Under this cash management program, depending on whether a participating division or subsidiary has short-term cash requirements or cash surpluses, ONEOK provides cash to its respective divisions or subsidiaries or the divisions or subsidiaries provide cash to ONEOK. The amounts receivable, or due, under this program are due on demand. Activities under this program are reflected in the Balance Sheets as short-term note payable to ONEOK.

Principal under this note payable bears interest based on ONEOK’s weighted-average cost of short-term debt, plus a utilization fee of 50 basis points, calculated monthly. The weighted-average interest rates for this note payable were 0.92 percent, 0.96 percent and 0.82 percent for 2013, 2012 and 2011, respectively. Changes in this note payable represented any funding required from ONEOK for working capital or capital expenditures and after giving effect to the transfers to ONEOK from our cash flows from operations.

Affiliate receivables were not material as of December 31, 2013 and 2012, and are included in accounts receivable on our Balance Sheets.

Long-Term Line of Credit with ONEOK - Prior to the separation, we had a $1.1 billion long-term line of credit with ONEOK. The weighted-average interest rate on the amounts outstanding for the year was 5.79 percent, 6.43 percent and 6.87 percent in 2013, 2012 and 2011, respectively. The interest rate on the revolver is reset each year based on ONEOK’s outstanding debt plus an adjustment of 50 basis points for ONEOK’s cost to administer the program. The amount utilized on the long-term line of credit was adjusted annually with an offset to owner’s net investment to adjust our debt-to-capital ratio to a level consistent with ONEOK’s debt-to-capital ratio.

Immediately prior to the contribution of the natural gas distribution business to us, ONEOK contributed to the capital of the natural gas distribution business all amounts outstanding under the note payable and long-term line of credit.

Agreements with ONEOK after the Separation - We entered into the Separation and Distribution Agreement and several other agreements with ONEOK to effect the separation and provide a framework for our relationships with ONEOK after the distribution. These agreements govern the relationship between ONEOK and us subsequent to the completion of the distribution, and provide for the allocation among ONEOK and us of the assets, liabilities and obligations (including employee benefits and tax-related assets and liabilities) relating to the natural gas distribution business attributable to periods prior to, at and after the distribution. In addition to the Separation and Distribution Agreement (which contains many of the key provisions related to our separation from ONEOK and the distribution of our shares of common stock to ONEOK shareholders), these agreements include:

•	Transition Services Agreement;

•	Tax Matters Agreement; and

•	Employee Matters Agreement.

4.	DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Instruments - We held purchased natural gas call options with fair values of $8.7 million and $1.8 million at December 31, 2013 and 2012, respectively. The premiums paid are recorded in current regulatory assets as these contracts are included in, and recoverable through, the purchased-gas cost adjustment mechanisms. We recorded losses of $4.5 million, $5.9 million and $14.5 million for the years ended December 31, 2013, 2012 and 2011, respectively, which are deferred as part of our unrecovered purchased-gas costs in current regulatory assets or other current liabilities in our Balance Sheets. Our natural gas call options are classified as Level 1 as fair value amounts are based on unadjusted quoted prices in active markets including NYMEX-settled prices. There were no transfers between levels for the years ended December 31, 2013, 2012 and 2011.

All of our natural gas derivative financial contracts are with our affiliate ONEOK Energy Services Company, a subsidiary of ONEOK. ONEOK Energy Services Company entered into similar natural gas derivative financial contracts with third parties at our direction and on our behalf. ONEOK announced an accelerated wind down of ONEOK Energy Services Company operations that is expected to be substantially completed by April 2014. We expect to enter into natural gas derivative financial contracts with third parties in the future.

Other Financial Instruments - The approximate fair value of cash and cash equivalents, accounts receivable and accounts payable is equal to book value, due to the short-term nature of these items. Our cash and cash equivalents are comprised of bank and money market accounts and are classified as Level 1.

Debt payable to ONEOK includes short-term notes payable and a long-term line of credit as discussed in Note 3. The short-term notes payable to ONEOK are due upon demand and, therefore, the carrying amounts approximate fair value and are classified as Level 1. The estimated fair value of our long-term line of credit with ONEOK was $1.2 billion and $1.3 billion at December 31, 2013 and 2012, respectively. The book value of our long-term line of credit with ONEOK was $1.0 billion at December 31, 2013 and 2012, respectively. The long-term line of credit was valued using the income approach by discounting the future payments. Significant inputs include the discount rate which we estimated using a rate at which we could have borrowed at each measurement date. All inputs to this calculation are Level 3.

5.	REGULATORY ASSETS AND LIABILITIES

The table below presents a summary of regulatory assets, net of amortization, and liabilities for the periods indicated:

		December 31, 2013
	Remaining Recovery Period	Current	Noncurrent	Total
		(Thousands of dollars)
Under-recovered purchased-gas costs	1 year	$12,393	$—	$12,393
Reacquired debt costs	14 years	812	10,541	11,353
Pension and postretirement benefit costs	5 to 20 years	298	9,556	9,854
Weather normalization	1 year	3,730	—	3,730
Recoupable take-or-pay	1 year	586	—	586
Transition costs	23 years	19	433	452
Other	1 to 25 years	3,819	3,292	7,111
Total regulatory assets, net of amortization		21,657	23,822	45,479
Accumulated removal costs (a)	up to 50 years	—	(21,375)	(21,375)
Over-recovered purchased-gas costs (b)	1 year	(17,796)	—	(17,796)
Total regulatory liabilities		(17,796)	(21,375)	(39,171)
Net regulatory assets and liabilities		$3,861	$2,447	$6,308
(a) Included in other deferred credits in our Balance Sheets.
(b) Included in other current liabilities in our Balance Sheets.

		December 31, 2012
	Remaining Recovery Period	Current	Noncurrent	Total
		(Thousands of dollars)
Under-recovered purchased-gas costs	1 year	$29,170	$—	$29,170
Reacquired debt costs	15 years	811	11,353	12,164
Pension and postretirement benefit costs	5 to 20 years	992	11,354	12,346
Weather normalization	1 year	18,978	—	18,978
Recoupable take-or-pay	2 years	6,911	622	7,533
Transition costs	25 years	442	10,610	11,052
Ad valorem tax	1 year	7,038	—	7,038
Other	1 to 26 years	4,377	4,239	8,616
Total regulatory assets, net of amortization		68,719	38,178	106,897
Accumulated removal costs (a)	up to 50 years	—	(29,526)	(29,526)
Over-recovered purchased-gas costs (b)	1 year	(9,584)	—	(9,584)
Total regulatory liabilities		(9,584)	(29,526)	(39,110)
Net regulatory assets and liabilities		$59,135	$8,652	$67,787
(a) Included in other deferred credits in our Balance Sheets.
(b) Included in other current liabilities in our Balance Sheets.

Regulatory assets on our Balance Sheets, as authorized by the various regulatory commissions, are probable of recovery. Base rates are designed to provide a recovery of cost during the period rates are in effect but do not generally provide for a return on investment for amounts we have deferred as regulatory assets. All of our regulatory assets recoverable through base rates are subject to review by the respective regulatory commissions during future rate proceedings. We are not aware of any evidence that these costs will not be recoverable through either rate riders or base rates, and we believe that we will be able to recover such costs, consistent with our historical recoveries.

The OCC has authorized Oklahoma Natural Gas’ recovery of the recoupable take-or-pay settlement, and pension and postretirement benefit costs over a 10 to 20 year period. The KCC has authorized Kansas Gas Service’s recovery of pension and postretirement benefit costs over a period of 5 years.

Unrecovered purchased-gas costs represents the costs that have been over- or under-recovered from customers through the purchased-gas cost adjustment mechanisms and includes natural gas utilized in our operations.

We amortize reacquired debt costs in accordance with the accounting guidelines prescribed by the OCC and KCC.

In December 2013, the KCC approved a settlement agreement between ONEOK, the staff of the KCC, and the Citizens’ Utility Ratepayer Board that authorized the transfer of ONEOK’s Kansas Gas Service natural gas distribution assets to us. As a result, Kansas Gas Service expensed certain transition costs associated with ONEOK’s acquisition of Kansas Gas Service in 1997 that previously had been recorded as a regulatory asset and amortized and recovered in rates over a 40-year period. As such, we recorded a noncash charge to income of approximately $10.2 million before taxes during 2013 in depreciation and amortization.

Weather normalization represents revenue over- or under-recovered through the weather normalization adjustment rider in Kansas. This amount is deferred as a regulatory asset for a 12-month period. Kansas Gas Service then applies an adjustment to the customers’ bills for 12 months to refund the over-collected revenue or bill the under-collected revenue.

Ad valorem tax represents an increase in Kansas Gas Service’s taxes above the amount approved in a rate case. Kansas law permits a utility to file a tariff to recover additional ad valorem tax expense incurred above the amount currently recovered in the cost of service rate. This excess amount is recoverable through a surcharge and can be recovered, provided the utility reports the change in rates to the KCC, on an annual basis.

Recovery through rates resulted in amortization of regulatory assets of approximately $32.0 million, including $10.2 million related to certain transition costs as described above, for the year ended December 31, 2013. Recovery through rates resulted in amortization of regulatory assets of approximately $18.3 million and $26.0 million for the years ended December 31, 2012 and 2011, respectively.

We collect through our rates the estimated costs of removal on certain regulated properties through depreciation expense, with a corresponding credit to accumulated depreciation and amortization. These removal costs are nonlegal obligations; however, the amounts collected that are in excess of these nonlegal asset-removal costs incurred are accounted for as a regulatory liability. We have made an estimate of our regulatory liability using current rates since the last general rate order in each of our jurisdictions. We record the estimated nonlegal asset removal obligation in noncurrent liabilities in other deferred credits on our Balance Sheets.

6.	PROPERTY, PLANT AND EQUIPMENT

The following table sets forth our property, plant and equipment by property type, for the periods indicated:

	December 31,	December 31,
	2013	2012
	(Thousands of dollars)
Natural gas distribution pipelines and related equipment	$3,703,593	$3,512,660
Natural gas transmission pipelines and related equipment	430,042	402,030
General plant and other	326,004	304,346
Construction work in process	74,435	50,341
Property, plant and equipment	4,534,074	4,269,377
Accumulated depreciation and amortization	(1,489,216)	(1,442,423)
Net property, plant and equipment	$3,044,858	$2,826,954

The average depreciation rates for our property are set forth in the following table for the periods indicated:

Years Ended December 31,
2013	2012	2011
2.0% - 3.0%	2.0% - 3.0%	2.0% - 2.9%

We recorded capitalized interest of $1.3 million, $1.3 million and $1.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. We incurred liabilities for construction work in process that had not been paid at December 31, 2013, 2012 and 2011 of $10.5 million, $12.0 million and $3.7 million, respectively. Such amounts are not included in capital expenditures on the Statements of Cash Flows.

7.	SHARE-BASED PAYMENTS

Prior to the separation, certain employees who directly supported our operations participated in the ECP and the LTI Plan, which provide for the granting of stock-based compensation. We were charged by ONEOK for share-based compensation expense related to employees that directly supported our operations. ONEOK also charged us for the allocated costs of certain employees of ONEOK (including stock-based compensation) who provided general and administrative services on our behalf. Information included in this note is limited to share-based compensation associated with employees that directly supported our operations in 2013, 2012 and 2011. See Note 3 for total costs charged to us by ONEOK.

Compensation cost charged to us for employees who directly supported our operations for ONEOK’s share-based payment plans was $9.7 million, $4.8 million and $10.9 million for 2013, 2012 and 2011, respectively, which is net of $6.1 million, $3.0 million and $7.1 million of tax benefits, respectively. Compensation costs capitalized for employees who directly supported our operations associated with ONEOK’s share-based payment plans were not material for 2013 and 2012 and totaled $2.2 million in 2011.

Restricted Stock Units - ONEOK has granted restricted stock units to key employees that vest over a three-year period and entitle the grantee to receive shares of its common stock. Restricted stock unit awards are measured at fair value as if they were vested and issued on the grant date, reduced by expected dividend payments and adjusted for estimated forfeitures. No dividends were paid prior to vesting on the restricted stock units granted prior to 2013. Beginning in 2013, restricted stock unit awards granted accrue dividend equivalents in the form of additional restricted stock units prior to vesting. Compensation expense is recognized on a straight-line basis over the vesting period of the award. For all awards outstanding, a forfeiture rate of 3 percent based on historical forfeitures under ONEOK’s share-based payment plans is used.

Performance Unit Awards - ONEOK grants performance unit awards to key employees. The shares of its common stock underlying the performance units vest at the expiration of a three-year period if certain performance criteria are met by ONEOK as determined by the Executive Compensation Committee of the ONEOK Board of Directors. Upon vesting, a holder of performance units is entitled to receive a number of shares of common stock equal to a percentage (0 percent to 200 percent) of the performance units granted, based on ONEOK’s total shareholder return over the vesting period, compared with the total shareholder return of a peer group of other energy companies over the same period. Compensation expense is recognized on a straight-line basis over the period of the award.

If paid, the outstanding performance unit awards entitle the grantee to receive the grant in shares of ONEOK common stock. The outstanding performance unit awards are equity awards with a market-based condition, which results in the compensation cost for these awards being recognized over the requisite service period, provided that the requisite service period is fulfilled, regardless of when, if ever, the market condition is satisfied. The fair value of these performance units was estimated on the grant date based on a Monte Carlo model. For all awards outstanding, a forfeiture rate of 3 percent based on historical forfeitures under ONEOK’s share-based payment plans was used. No dividends were paid prior to vesting on performance stock units granted prior to 2013. Beginning in 2013, performance stock unit awards granted will accrue dividend equivalents in the form of additional performance units prior to vesting. The compensation expense on these awards will only be adjusted for changes in forfeitures.

We established the ONE Gas, Inc. Equity Compensation Plan, effective upon the separation. All 2011 awards were vested and paid out prior to the separation.

Restricted Stock Unit Activity

As of December 31, 2013, there was $1.6 million of total unrecognized compensation cost related to the nonvested restricted stock unit awards of employees who directly supported our operations, which is expected to be recognized over a weighted-average period of 1.6 years. The following tables set forth activity and various statistics for the ONEOK restricted stock unit awards:

	Number of Shares	Weighted- Average Price
Nonvested December 31, 2012	205,300	$26.89
Granted	27,930	$47.36
Released to participants	(84,114)	$19.69
Forfeited	(11,446)	$37.42
Nonvested December 31, 2013	137,670	$34.57

	2013	2012	2011
Weighted-average grant date fair value (per share)	$47.36	$36.60	$28.50
Fair value of shares granted (thousands of dollars)	$1,323	$2,046	$2,310

Performance Unit Activity

As of December 31, 2013, there was $3.4 million of total unrecognized compensation cost related to the nonvested performance unit awards of employees who directly supported our operations, which is expected to be recognized over a weighted-average period of 1.6 years. The following tables set forth activity and various statistics related to the ONEOK performance unit awards and the assumptions used in the valuations of the 2013, 2012 and 2011 grants at the grant date:

	Number of Units	Weighted- Average Price
Nonvested December 31, 2012	363,874	$32.90
Granted	58,355	$51.89
Released to participants	(130,975)	$24.05
Forfeited	(26,717)	$43.07
Nonvested December 31, 2013	264,537	$40.45

	2013	2012	2011
Volatility (a)	22.27%	27.00%	39.91%
Dividend yield	3.04%	2.86%	3.30%
Risk-free interest rate	0.42%	0.38%	1.33%
(a) - Volatility based on historical volatility over three years using daily stock price observations.

	2013	2012	2011
Weighted-average grant date fair value (per share)	$52.30	$42.39	$34.68
Fair value of shares granted (thousands of dollars)	$2,926	$4,286	$5,026

Employee Stock Purchase Plan

Prior to the separation, certain employees who directly supported our operations participated in the ONEOK, Inc. Employee Stock Purchase Plan (the ESPP). Subject to certain exclusions, all full-time ONEOK employees are eligible to participate in the ESPP. Employees can choose to have up to 10 percent of their annual base pay withheld to purchase ONEOK’s common stock, subject to terms and limitations of the plan. The purchase price of the stock is 85 percent of the lower of the average market price of ONEOK’s common stock on the grant date or exercise date. Compensation cost, before taxes, charged to us for employees who directly supported our operations reflects $2.7 million, $0.8 million and $3.2 million for 2013, 2012 and 2011, respectively, for the ESPP.

Employee Stock Award Program

Prior to the separation, certain employees who directly supported our operations participated in ONEOK’s Employee Stock Award Program. Under the program, each time the per-share closing price of ONEOK common stock on the NYSE closed for the first time at or above each $1.00 increment above its previous historical high closing price, ONEOK issued, for no monetary consideration, one share of its common stock to all eligible employees. Compensation cost, before taxes, charged to us for employees who directly supported our operations reflects $4.2 million, $1.2 million and $9.8 million for 2013, 2012 and 2011, respectively, related to the Employee Stock Award Plan.

Impact of Separation on Stock Compensation Plans

In connection with the separation from ONEOK on January 31, 2014, we entered into an Employee Matters Agreement with ONEOK which provides that our employees may no longer participate in stock compensation plans sponsored or maintained by ONEOK. Pursuant to the Employee Matters Agreement, we made certain adjustments to the number of the share-based compensation awards recorded, with the intention of preserving the intrinsic value of the awards immediately prior to the separation.

Restricted Stock Units - ONEOK restricted stock units were converted to those of the entity where the employee holding them is working immediately post-separation. Therefore, ONEOK restricted stock units held by our employees were surrendered as a result of the separation, and new restricted-unit awards were granted concurrently by us with an equivalent intrinsic value as compared with the intrinsic value of the ONEOK awards immediately prior to the separation.

Performance Unit Awards - ONEOK performance unit awards held by our employees were surrendered as a result of the separation, and new performance unit awards were granted concurrently by us with an equivalent intrinsic value as compared with the intrinsic value of the ONEOK awards immediately prior to the separation.

Employee Stock Purchase Plan - For our employees, enrollment in the plan was terminated upon the separation. Our employees will receive shares of ONEOK at the end of the offering period based upon the contributions made while employed at ONEOK.

Deferred Awards - Deferred shares associated with vested restricted stock units or performance awards held by current or former employees were adjusted to provide holders one deferred share of our stock for every four deferred shares of ONEOK stock.

8.	EMPLOYEE BENEFIT PLANS

Certain ONEOK employees participate in defined benefit pension plans and postretirement health and welfare plans (Shared Plans) sponsored by ONEOK, including employees who directly support our operations. We historically have accounted for such Shared Plans as multiemployer benefit plans. Accordingly, we did not record an asset or liability to recognize the funded status of the Shared Plans. We recognized a liability only for any required contributions to the Shared Plans that were accrued and unpaid at the balance sheet date. The related pension and postretirement expenses were allocated to us based on plan participants who directly supported our operations. These pension and postretirement benefit costs included amounts associated with vested participants who are no longer employees. As described in Note 3, ONEOK also charged us for the allocated cost of certain employees of ONEOK who provided general and administrative services on our behalf. ONEOK included an allocation of the benefit costs associated with these ONEOK employees based upon its allocation methodology, not necessarily specific to the employees providing general and administrative services on our behalf. As a result, the information described below is limited to amounts associated with the employees who directly supported our operations.

Shared Retirement and Postretirement Benefit Plans

Shared Retirement Plans - ONEOK historically has maintained a defined benefit pension plan covering nonbargaining-unit employees hired before January 1, 2005, and certain bargaining-unit employees hired before December 15, 2011. Nonbargaining unit employees hired after December 31, 2004; employees represented by Local No. 304 of the International Brotherhood of Electrical Workers (IBEW) hired on or after July 1, 2010; employees represented by the United Steelworkers hired on or after December 15, 2011; and employees who accepted a one-time opportunity to opt out of ONEOK’s pension plan were covered by a profit-sharing plan. Certain employees of the Texas Gas Services division of ONEOK were entitled to benefits under a frozen cash-balance pension plan. In addition, ONEOK has a supplemental executive retirement plan for the benefit of certain officers. No new participants in the supplemental executive retirement plan have been approved since 2005, and it was formally closed to new participants as of January 1, 2014. ONEOK funds its pension costs at a level needed to maintain or exceed the minimum funding levels required by the Employee Retirement Income Security Act of 1974, as amended, and the Pension Protection Act of 2006. Pension expense charged to us for employees directly supporting our operations by ONEOK for 2013, 2012 and 2011 totaled $35.0 million, $22.8 million and $18.9 million, respectively.

Shared Postretirement Benefit Plans - ONEOK sponsors health and welfare plans that provide postretirement medical and life insurance benefits to certain employees who retire with at least five years of service. The postretirement medical plan is contributory based on hire date, age and years of service, with retiree contributions adjusted periodically, and contains other cost-sharing features such as deductibles and coinsurance. Other postretirement benefit expense charged to us for employees directly supporting our operations by ONEOK for 2013, 2012 and 2011 totaled $12.3 million, $16.6 million and $17.2 million, respectively.

Actuarial Assumptions - The following table sets forth the weighted-average assumptions used by ONEOK to determine the periodic benefit costs for the periods indicated:

	Years Ended December 31,
	2013	2012	2011
Discount rate - pension plans	4.25%	5.00%	5.50%
Discount rate - postretirement plans	4.00%	5.00%	5.50%
Expected long-term return on plan assets	8.25%	8.25%	8.25%
Compensation increase rate	3.45% - 3.50%	3.20% - 3.80%	3.30% - 3.90%

Regulatory Treatment - The OCC, KCC and regulatory authorities in Texas have approved the recovery of pension costs and postretirement benefits costs through rates for Oklahoma Natural Gas, Kansas Gas Service and Texas Gas Service, respectively. The costs recovered through rates are based on current funding requirements and the net periodic benefit cost for pension and postretirement costs. Differences, if any, between the expense and the amount recovered through rates would be reflected in earnings, net of authorized deferrals.

We historically have recovered pension and postretirement benefit costs through rates. We believe it is probable that regulators will continue to include the net periodic pension and postretirement benefit costs in our cost of service.

Other Employee Benefit Plans

401(k) Plan - ONEOK has a 401(k) Plan covering all full-time employees, and employee contributions are discretionary. ONEOK matches 100 percent of each participant’s eligible contribution up to 6 percent of each participant’s eligible compensation, subject to certain limits. Compensation expense charged to us for employees who directly supported our operations by ONEOK totaled $8.3 million, $8.4 million and $8.5 million in 2013, 2012 and 2011, respectively for ONEOK’s matching contributions to this plan.

Profit-Sharing Plan - ONEOK historically has maintained a profit-sharing plan for all nonbargaining unit employees hired after December 31, 2004, and employees covered by the IBEW collective bargaining agreement hired after June 30, 2010. Nonbargaining unit employees who were employed prior to January 1, 2005, and employees covered by the IBEW collective bargaining agreement employed prior to July 1, 2010, were given a one-time opportunity to make an irrevocable election to participate in the profit-sharing plan and not accrue any additional benefits under ONEOK’s defined benefit pension plan after December 31, 2004, and June 30, 2010, respectively. Employees covered by the United Steelworker collective bargaining agreement employed prior to December 16, 2011, were given a one-time opportunity to make an irrevocable election to participate in the profit-sharing plan. ONEOK historically has made a contribution to the profit-sharing plan each quarter equal to 1 percent of each participant’s eligible compensation during the quarter. Additional discretionary employer contributions may be made at the end of each year. Employee contributions are not allowed under the plan. Compensation expense associated with ONEOK’s contributions made to the plan for employees who directly supported our operations were $1.6 million, $2.1 million and $2.1 million in 2013, 2012 and 2011, respectively.

Employee Deferred Compensation Plan - The ONEOK, Inc. 2005 Nonqualified Deferred Compensation Plan provides select employees, as approved by ONEOK’s Board of Directors, with the option to defer portions of their compensation and provides nonqualified deferred compensation benefits that are not available due to limitations on employer and employee contributions to qualified defined contribution plans under the federal tax laws. Contributions made to the plan for employees who directly supported our operations were not material in 2013, 2012 and 2011.

ONE Gas Employee Benefit Plans - In connection with the separation from ONEOK, we entered into an Employee Matters Agreement with ONEOK, which provides that our employees no longer participate in benefit plans sponsored or maintained by ONEOK as of the separation date. Effective January 1, 2014, the ONEOK defined benefit pension plans and postretirement benefit plans transferred assets and obligations related to those employees transferring to ONE Gas to the new ONE Gas plans. As a result, we recorded sponsored pension and postretirement plan obligations of approximately $1.1 billion, and sponsored pension and postretirement plan assets of approximately $1.0 billion. Additionally, as a result of the transfer of unrecognized losses from ONEOK, our regulatory assets and deferred income taxes increased $86 million and $331 million, respectively.

9.	INCOME TAXES

The following table sets forth our provision for income taxes for the periods indicated:

	Years Ended December 31,
	2013	2012	2011
	(Thousands of dollars)
Current income tax provision (benefit)
Federal	$—	$—	$(27,093)
State	67	360	(4,087)
Total current income tax provision (benefit)	67	360	(31,180)
Deferred income tax provision
Federal	53,562	51,481	75,304
State	8,643	8,010	11,880
Total deferred income tax provision	62,205	59,491	87,184
Total provision for income taxes	$62,272	$59,851	$56,004

The following table is a reconciliation of our income tax provision for the periods indicated:

	Years Ended December 31,
	2013	2012	2011
	(Thousands of dollars)
Income before income taxes	$161,467	$156,360	$142,762
Federal statutory income tax rate	35%	35%	35%
Provision for federal income taxes	56,513	54,726	49,967
State income taxes, net of federal tax benefit	5,661	5,423	4,278
Other, net	98	(298)	1,759
Income tax provision	$62,272	$59,851	$56,004

The following table sets forth the tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities for the periods indicated:

	December 31,	December 31,
	2013	2012
	(Thousands of dollars)
Deferred tax assets
Net operating loss	$40,125	$51,623
Other	8,249	1,521
Total deferred tax assets	48,374	53,144
Deferred tax liabilities
Excess of tax over book depreciation	750,305	690,776
Purchased-gas cost adjustment	4,695	6,513
Other regulatory assets and liabilities, net	2,563	8,684
Total deferred tax liabilities	757,563	705,973
Net deferred tax liabilities	$709,189	$652,829

We had no income taxes payable or receivable at December 31, 2013 and 2012. We do not make cash payments directly to taxing jurisdictions; rather, our share of ONEOK’s tax payments or refunds received are reflected as changes in short-term notes payable to ONEOK.

The net operating losses begin expiring in 2031. The company, or its affiliates, expects to utilize all of the net operating losses prior to their expiration dates.

10.	COMMITMENTS AND CONTINGENCIES

Commitments - Operating leases represent future minimum lease payments under noncancelable leases covering office space, equipment and vehicles. Rental expense was $4.8 million in both 2013 and 2012, and $4.6 million in 2011. The following table sets forth our operating lease payments for the periods indicated:

Operating Leases
(Millions of dollars)
2014	$2.7
2015	2.4
2016	2.2
2017	2.0
2018	1.9
Thereafter	3.3
Total	$14.5

Environmental Matters - We are subject to multiple historical, wildlife preservation and environmental laws and/or regulations, that affect many aspects of our present and future operations. Regulated activities include but are not limited to those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, hazardous materials transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We own or retain legal responsibility for the environmental conditions at 12 former manufactured natural gas sites in Kansas. These sites contain potentially harmful materials that are subject to control or remediation under various environmental laws and regulations. A consent agreement with the KDHE governs all work at these sites. The terms of the consent agreement allow us to investigate these sites and set remediation activities based upon the results of the investigations and risk analysis. Remediation involves typically the management of contaminated soils and may involve removal of structures and monitoring and/or remediation of groundwater.

Of the 12 sites, we have begun soil remediation on 11 sites. Regulatory closure has been achieved at three locations, and we have completed or are near completion of soil remediation at eight sites. We have begun site assessment at the remaining site where no active remediation has occurred.

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during 2013, 2012 and 2011. We do not expect to incur material expenditures for these matters in the future.

The EPA’s rule on air-quality standards, RICE NESHAP, initially included a compliance date in 2013. Subsequent industry appeals and settlements with the EPA have extended timelines for compliance associated with the final RICE NESHAP rule. While the rule could require capital expenditures for the purchase and installation of new emissions-control equipment, we do not expect these expenditures will have a material impact on our results of operations, financial position or cash flows.

Pipeline Safety - We are subject to PHMSA regulations, including integrity-management regulations. The Pipeline Safety Improvement Act requires pipeline companies operating high-pressure pipelines to perform integrity assessments on pipeline segments that pass through densely populated areas or near specifically designated high-consequence areas. In January 2012, The Pipeline Safety, Regulatory Certainty and Job Creation Act was signed into law. The law increased maximum penalties for violating federal pipeline safety regulations and directs the DOT and Secretary of Transportation to conduct further review or studies on issues that may or may not be material to us. These issues include but are not limited to the following:

•	an evaluation on whether natural gas pipeline integrity-management requirements should be expanded beyond current high-consequence areas;

•	a verification of records for pipelines in class 3 and 4 locations and high-consequence areas to confirm maximum allowable operating pressures; and

•	a requirement to test previously untested pipelines operating above 30 percent yield strength in high-consequence areas.

The potential capital and operating expenditures related to this legislation, the associated regulations or other new pipeline safety regulations are unknown.

Legal Proceedings - We are a party to various litigation matters and claims that have arisen in the normal course of our operations. While the results of litigation and claims cannot be predicted with certainty, we believe the reasonably possible losses from such matters, individually and in the aggregate, are not material. Additionally, we believe the probable final outcome of such matters will not have a material adverse effect on our results of operations, financial position or cash flows.

11.    QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2013
	(Thousands of dollars)
Revenues	$635,933	$311,608	$219,725	$522,686
Net margin	$251,674	$178,447	$159,233	$223,654
Operating income	$101,838	$39,307	$14,189	$65,014
Net income	$53,492	$14,951	$434	$30,318

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2012
	(Thousands of dollars)
Revenues	$517,765	$221,182	$204,932	$432,770
Net margin	$237,348	$157,488	$150,987	$210,566
Operating income	$98,338	$22,063	$17,107	$78,206
Net income	$52,047	$3,497	$2,323	$38,642

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) have concluded that our disclosure controls and procedures for ONE Gas, Inc. and ONE Gas Predecessor were effective as of December 31, 2013, the end of the period covered by this report, based on the evaluation of the controls and procedures for ONE Gas, Inc. and ONE Gas Predecessor required by Rule 13a-15(b) of the Exchange Act.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for ONE Gas, Inc. and ONE Gas Predecessor, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting for ONE Gas, Inc. and ONE Gas Predecessor based on the framework in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under that framework and applicable SEC rules, our management concluded that ONE Gas, Inc. and ONE Gas Predecessor’s internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of ONE Gas, Inc.’s and ONE Gas Predecessor’s internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their reports which are included herein (Item 8).

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Registrant

The following sets forth information with respect to those persons who serve on our Board of Directors effective January 31, 2014:

Name	Age*	Class	Position(s)

John W. Gibson	61	I	Chairman
Robert B. Evans	65	III	Director
Michael G. Hutchinson	58	III	Director
Pattye L. Moore	56	I	Director
Pierce H. Norton II	53	II	President, Chief Executive Officer and Director
Eduardo A. Rodriquez	58	II	Director
Douglas H. Yaeger	64	I	Director
* As of January 1, 2014

John W. Gibson is our nonexecutive chairman of our Board of Directors. Mr. Gibson also serves as the nonexecutive chairman of the boards of directors of both ONEOK and ONEOK Partners GP, L.L.C. He recently retired as chairman and chief executive officer of both ONEOK and ONEOK Partners after previously serving as chairman, president and chief executive officer of ONEOK and ONEOK Partners. Mr. Gibson joined ONEOK in 2000 as president of energy, responsible for the company’s natural gas gathering and processing, and transportation and storage businesses. In 2006, he was named president and chief operating officer of ONEOK Partners. He was elected chief executive officer of ONEOK and president and chief executive officer of ONEOK Partners in January 2007, becoming chairman of ONEOK Partners later that year. In January 2010, he became president of ONEOK, and in May 2011, he became chairman. Mr. Gibson began his career in the energy industry in 1974 as a refinery engineer with Exxon Company, USA. He spent 18 years with Phillips Petroleum Company in a variety of domestic and international positions in the natural gas, natural gas liquids and exploration and production businesses. Prior to joining ONEOK, Mr. Gibson was executive vice president of Koch Energy, Inc., a subsidiary of Koch Industries, responsible for its interstate natural gas pipelines and gathering and processing businesses. A native of Kansas City, Kansas, Mr. Gibson earned an engineering degree in 1974 from the University of Missouri at Rolla, now called Missouri University of Science and Technology. Mr. Gibson is intimately familiar with our operations and is uniquely qualified to serve as a director due to his years of service in senior management of ONEOK.

Robert B. Evans is a member of our Board of Directors. Mr. Evans currently serves on the boards of directors of the general partner of Targa Resources Partners, LP, a provider of midstream natural gas and natural gas liquids services, and has since 2007; Sprague Resources, LP since 2013; and New Jersey Resources Corp. since 2009. Mr. Evans was president and chief executive officer of Duke Energy Americas, a business unit of Duke Energy Corp., from January 2004 until his retirement in March 2006. He served as the transition executive for Energy Services, a business unit of Duke Energy, during 2003. Mr. Evans was president of Duke Energy Gas Transmission, a business unit of Duke Energy, beginning in 1998 until he was named president and chief executive officer in 2002, in which position he served until 2004. Prior to his employment at Duke Energy, Mr. Evans served as vice president of marketing and regulatory affairs for Texas Eastern Transmission and Algonquin Gas Transmission from 1996 to 1998. Mr. Evans’ experience in senior leadership and board positions for other energy companies brings executive, corporate development, operations and financial and industry knowledge to the board. He has experience in the natural gas distribution business as a result of his employment at Duke Energy. Mr. Evans received his bachelor’s degree in accounting from the University of Houston in 1980. Mr. Evans has extensive executive and leadership experience with the natural gas transmission business and wholesale natural gas trading business.

Michael G. Hutchinson is a member of our Board of Directors. Mr. Hutchinson currently serves on the board of directors of Westmoreland Coal Company and has since 2012. He is chairman of its audit committee and a member of its compensation committee. Mr. Hutchinson retired as a partner from Deloitte & Touche in 2012. His Deloitte career spanned nearly 35 years, leading the energy and natural resources practice in Colorado for more than 10 years, while at the same time managing more than 150 professionals in the Denver audit and enterprise risk management practice. Mr. Hutchinson has substantial expertise in accounting and finance matters, gained during his experience in public accounting. He served as the lead audit partner on many of the firm’s largest clients in Denver from 1989 until his retirement. His qualifications include his experience with accounting principles, financial controls and evaluating financial statements of public companies in the energy sector, particularly from an auditor’s perspective. Mr. Hutchinson received his bachelor’s degree in accounting from the University of Northern Colorado. Mr. Hutchinson has extensive experience at multiple levels of financial control, planning and reporting and risk management for large corporate enterprises.

Pattye L. Moore is a member of our Board of Directors. Ms. Moore also serves on the board of directors of ONEOK and has since 2002. She is past chair of ONEOK’s corporate governance committee. Ms. Moore also currently serves as nonexecutive chairman of the board of Red Robin Gourmet Burgers (NASDAQ: RRGB). In addition, Ms. Moore is a business strategy consultant, speaker and the author of Confessions from the Corner Office, a book on leadership instincts, published by Wiley & Sons in 2007. She also serves on the board of directors of QuikTrip Corporation. She served on the board of directors of Sonic Corp. from 2000 to 2006 and was the president of Sonic from January 2002 to November 2004. She also held numerous senior management positions during her 12 years at Sonic, including executive vice president; senior vice president, marketing and brand development; and vice president, marketing. Ms. Moore has extensive senior management, marketing, business strategy, brand development and corporate governance experience as a result of her service on the ONEOK, Red Robin, Sonic and other boards, and her consulting career. She also has corporate governance and executive compensation experience as a result of her previous board service. She graduated from the University of Oklahoma in Norman with a bachelor’s degree in journalism/public relations. Ms. Moore has extensive executive managerial experience, corporate governance experience and leadership skills through her roles in executive management of other companies and other boards.

Pierce H. Norton II is a member of our Board of Directors. Information regarding Mr. Norton’s employment and qualifications to serve on our Board is set forth below under the section entitled “Executive Officers.” Mr. Norton is uniquely qualified to serve as one of our directors due to his extensive executive and leadership experience in the natural gas distribution business and his deep knowledge of our operations.

Eduardo A. Rodriguez is a member of our Board of Directors. Mr. Rodriguez also serves on the board of directors of ONEOK and has since 2004. He is past chair of ONEOK’s audit committee. Mr. Rodriguez is president of Strategic Communications Consulting Group, El Paso, Texas. He previously served as executive vice president and a member of the board of directors of Hunt Building Corporation, a privately held company engaged in construction and real estate development, also headquartered in El Paso, Texas. Mr. Rodriguez spent 20 years at El Paso Electric Company, a publicly traded, investor-owned electric utility, where he served in various senior level executive positions, including general counsel; senior vice president for customer and corporate services; and executive vice president and chief operating officer. Mr. Rodriguez is a licensed attorney in the states of Texas and New Mexico, and he is admitted to the United States District Court for the Western District of Texas. Mr. Rodriguez has had extensive senior management, operational, entrepreneurial and legal experience in a variety of industries as result of his service at Strategic Communications Consulting Group, Hunt Building Corporation and El Paso Electric Company. Mr. Rodriguez has practiced law for more than 30 years. In addition to his extensive legal experience, his senior management positions have included responsibility for strategic planning, corporate governance and regulatory compliance. He graduated from Texas Tech University with a bachelor’s degree in political science/U.S. history and received his Juris Doctorate from St. Mary’s University School of Law. Mr. Rodriguez has extensive senior management, operational, entrepreneurial and legal experience in a variety of industries.

Douglas H. Yaeger is a member of our Board of Directors. Mr. Yaeger served as chairman, president and chief executive officer of The Laclede Group, Inc. and Laclede Gas Company from 1999 until his retirement on February 1, 2012. Previously, Mr. Yaeger served as president and chief operating officer, and executive vice president – operations and marketing of Laclede. He joined Laclede in 1990 as vice president –planning, after spending nearly 20 years in the interstate pipeline industry, including roles as executive vice president of Mississippi River Transmission Corporation and executive vice president of Arkla Energy Marketing Company. Mr. Yaeger also served on the board of the American Gas Association and is the past chairman of its audit committee. He also served as chairman of the Missouri Energy Development Association and the Southern Gas Association. Mr. Yaeger received a bachelor’s degree in marketing from Miami University of Ohio and a Master of Business

Administration degree from Saint Louis University. He also is a graduate of Harvard Business School’s Advanced Management Program. Mr. Yaeger has extensive corporate senior executive management and leadership experience in the natural gas distribution and natural gas transmission business.

Executive Officers

The following table sets forth information regarding individuals who currently serve as our executive officers:

Name	Age*	Position(s)

Pierce H. Norton II	53	President, Chief Executive Officer and Director
Curtis L. Dinan	46	Senior Vice President, Chief Financial Officer and Treasurer
Joseph L. McCormick	54	Senior Vice President, General Counsel and Assistant Secretary
Caron A. Lawhorn	52	Senior Vice President, Commercial
Gregory A. Phillips	50	Senior Vice President, Operations
* As of January 1, 2014

Pierce H. Norton II is our president and chief executive officer and a director of the company. Mr. Norton served as executive vice president, commercial, of ONEOK and ONEOK Partners GP, L.L.C. from January 1, 2013 to January 31, 2014, and prior to that was executive vice president and chief operating officer of ONEOK and ONEOK Partners GP, L.L.C. from January 1, 2012, to December 31, 2012. In 2011, Mr. Norton served as chief operating officer of ONEOK and was responsible for ONEOK’s natural gas distribution and energy services business segments, as well as the environment, safety and health, and technical services organizations. Previously, from July 2009 to March 2011 he was president of ONEOK’s distribution companies, Oklahoma Natural Gas, Kansas Gas Service and Texas Gas Service, each of which is a part of the Company following the distribution, and was executive vice president of natural gas, with responsibility for all natural gas pipelines and the natural gas gathering and processing businesses within ONEOK Partners. He began his natural gas industry career in 1982 at Delhi Gas Pipeline, a subsidiary of Texas Oil and Gas Corporation. He later worked for American Oil and Gas with operational responsibilities for natural gas gathering and processing, and intrastate and interstate pipelines. He then worked for KN Energy as vice president and general manager of the Heartland Region, before moving to Bear Paw Energy as vice president of business development. In 2002, he was named president of Bear Paw Energy, now ONEOK Rockies Midstream, a subsidiary of ONEOK Partners. Mr. Norton earned a Bachelor of Science degree in mechanical engineering in 1982 from the University of Alabama in Tuscaloosa. He also is a graduate of the Harvard Business School’s Advanced Management Program.

Curtis L. Dinan is our senior vice president, chief financial officer and treasurer. Mr. Dinan served as senior vice president, natural gas of ONEOK Partners GP, L.L.C. with responsibility for ONEOK Partners’ commercial activities in its natural gas gathering and processing and natural gas pipelines segments from March 2011 to January 31, 2014. From January 2007 until March 2011, Mr. Dinan was senior vice president, chief financial officer and treasurer of ONEOK and ONEOK Partners. Mr. Dinan was also a member of the ONEOK Partners board of directors from October 2007 until March 2011. He joined ONEOK in 2004 as vice president and chief accounting officer, after being an audit partner with both Arthur Andersen LLP and Grant Thornton LLP. Mr. Dinan has served on the boards of directors of the Interstate Natural Gas Association of America and the Texas Pipeline Association. Mr. Dinan is a member of the American Institute of Certified Public Accountants and the Oklahoma Society of CPAs. Mr. Dinan earned Bachelor of Arts degrees in both accounting and business administration in 1989 from Drury University. He also is a graduate of the Harvard Business School’s Advanced Management Program.

Joseph L. McCormick is our senior vice president, general counsel and assistant secretary. Since January 2008, he served as vice president and associate general counsel of ONEOK and was responsible for legal matters of ONEOK’s natural gas distribution segment; comprised of Oklahoma Natural Gas, Kansas Gas Service and Texas Gas Service; each of which is a part of our company following the separation. Mr. McCormick joined ONEOK in 2003 as the managing attorney of Oklahoma Natural Gas. Prior to that, he served as an assistant attorney general with the Oklahoma attorney general’s office and as an assistant general counsel with the Oklahoma Insurance Department. Mr. McCormick is a graduate of Leadership Tulsa, Class 46. He also has served as a board member of the Oklahoma Individual Self-Insured Guaranty Fund, the Urban League of Greater Oklahoma City, the Lyric Theatre and the Oklahoma Huntington Disease Society. Mr. McCormick is a member of the Oklahoma Bar Association and the Association of Corporate Counsel. Mr. McCormick earned a Bachelor of Arts degree in public administration in 1984 from the University of Central Oklahoma in Edmond and a Juris Doctorate in 1987 from the University of Oklahoma College of Law in Norman.

Caron A. Lawhorn is our senior vice president of commercial. From January 2013 to January 31, 2014, she served as senior vice president, commercial, natural gas distribution of ONEOK. From March 2011 to December 2012, she was president of ONEOK’s distribution companies. From July 2009 till March 2011, she was named senior vice president, corporate planning and development of ONEOK and ONEOK Partners GP, L.L.C., responsible for business development, strategic and long-range planning and capital investment. She was named senior vice president and chief accounting officer of ONEOK in 2007, adding responsibility for ONEOK Partners in 2008. Prior to that, she was senior vice president of financial services and treasurer of ONEOK from 2005 to 2006. She joined ONEOK in 1998 as manager of auditing, after serving as a senior manager at KPMG and chief financial officer of Emergency Medical Services Authority in Tulsa. She is a member of the American Institute of Certified Public Accountants, the boards of directors of the Southern Gas Association and the Tulsa Area United Way and the board of trustees of Saint Simeon’s Episcopal Home. Ms. Lawhorn earned her Bachelor of Science degree in business administration from the University of Tulsa, where she was named an Outstanding Alumna in the College of Business. She also is a graduate of the Harvard Business School’s Advanced Management Program, as well as of the Leadership Oklahoma and Leadership Tulsa programs.

Gregory A. Phillips is our senior vice president of operations. From January 2013 to January 31, 2014, he has served as senior vice president, operations, natural gas distribution of ONEOK. From March 2011 to December 2012, he was president of Oklahoma Natural Gas. He was president of Texas Gas Service from July 2008 until March 2011. Mr. Phillips joined Oklahoma Natural Gas in 1986 as an engineer trainee. He has held several operational roles, including manager of operations of ONEOK Gas Transportation and ONEOK WesTex Transmission; vice president of natural gas supply of ONEOK Field Services; and regional vice president of Texas Gas Service in Austin. Mr. Phillips earned a Bachelor of Science degree in petroleum engineering in 1985 from the University of Tulsa.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of 10 percent or more of our common stock to file with the SEC and the NYSE initial reports of ownership and reports of changes in ownership of our common stock. As the registration of our common stock was not declared effective until January10, 2014, no initial reports of ownership and reports of changes in ownership of our common stock were required to be filed during the fiscal year ended December 31, 2013.

Code of Ethics

Our Board of Directors has adopted a code of business conduct and ethics that applies to our directors, officers (including our principal executive and financial officers, principal accounting officer, controllers and other persons performing similar functions) and all other employees. We require all directors, officers and employees to adhere to our code of business conduct and ethics in addressing the legal and ethical issues encountered in conducting their work for our Company. Our code of business conduct and ethics requires that our directors, officers and employees avoid conflicts of interest, comply with all applicable laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in our Company’s best interest. All directors, officers and employees are required to report any conduct that they believe to be an actual or apparent violation of our code of business conduct and ethics.

The full text of our code of business conduct and ethics is published on and may be printed from our website at www.onegas.com and is also available from our corporate secretary upon request. We intend to disclose on our website any future amendments to, or waivers from, our code of business conduct and ethics, as required by the rules of the SEC and the NYSE.

Nominating Committee Procedures

Our corporate governance guidelines provide that the Board of Directors is responsible for nominating candidates for board membership and for the delegation of the screening process to the Corporate Governance Committee of the Board. This committee, with recommendations and input from our Chairman of the Board and Chief Executive Officer, evaluates the qualifications of each director candidate and assesses the appropriate mix of skills, qualifications and characteristics required of Board members in the context of the perceived needs of the Board at a given point in time. The committee is responsible for recommending to the full Board candidates for nomination by the Board for election as members of our Board.

Our corporate governance guidelines provide that candidates for nomination by the Board must be committed to devote the time and effort necessary to be productive members of the Board and that, in nominating candidates, the Board will endeavor to establish director diversity in personal background, race, gender, age and nationality. The guidelines also provide that the Board will seek to maintain a mix that includes, but is not limited to, the following areas of core competency: accounting and finance; investment banking; business judgment; management; energy industry knowledge; operations; crisis response; leadership; strategic vision; law; and corporate relations.

The Corporate Governance Committee’s charter provides that it has the responsibility, in consultation with the Chairman of the Board and Chief Executive Officer, to search for, recruit, screen, interview and select candidates for the position of director as necessary to fill vacancies on the Board or the additional needs of the Board and to consider management and shareholder recommendations for candidates for nomination by the Board. In carrying out this responsibility, the Corporate Governance Committee evaluates the qualifications and performance of incumbent directors and determines whether to recommend them for re-election to the Board. In addition, this committee determines, as necessary, the portfolio of skills, experience, diversity, perspective and background required for the effective functioning of the Board considering our business strategy and our regulatory, geographic and market environments. The Corporate Governance Committee may retain an independent search consultant to assist it from time to time in identifying and evaluating qualified director candidates.

Our corporate governance guidelines contain a policy regarding the Corporate Governance Committee’s consideration of prospective director candidates recommended by shareholders for nomination by our Board. Under this policy, any shareholder who wishes to recommend a prospective candidate for nomination by our Board for election at our 2015 annual meeting should send a letter of recommendation to our corporate secretary at our principal executive offices by no later than September 30, 2014. The letter should include the name, address and number of shares owned by the recommending shareholder (including, if the recommending shareholder is not a shareholder of record, proof of ownership of the type referred to in Rule 14a-8(b)(2) of the proxy rules of the SEC), the prospective candidate’s name and address, a description of the prospective candidate’s background, qualifications and relationships, if any, with our Company and all other information necessary for our Board to determine whether the prospective candidate meets the independence standards under the rules of the NYSE and our director independence guidelines. A signed statement from the prospective candidate should accompany the letter of recommendation indicating that he or she consents to being considered as a nominee of the Board and that, if nominated by the Board and elected by the shareholders, he or she will serve as a director. The committee will evaluate prospective candidates recommended by shareholders for nomination by our Board in light of the various factors set forth above.

Neither the Corporate Governance Committee, the Board, nor our Company itself may discriminate in any way against prospective candidates for nomination by the Board on the basis of age, sex, race, religion, or other personal characteristics. There are no differences in the manner in which the Corporate Governance Committee or the Board evaluates prospective candidates based on whether the prospective candidate is recommended by a shareholder, provided that the recommending shareholder furnishes to our Company a letter of recommendation containing the information described above along with the signed statement of the prospective candidate referred to above.

In addition to having the ability to recommend prospective candidates for nomination by our Board, under our bylaws, shareholders may themselves nominate candidates for election at an annual meeting of shareholders. Any shareholder who desires to nominate candidates for election as directors at our 2015 annual meeting must follow the procedures set forth in our bylaws. Under these procedures, notice of a shareholder nomination for the election of a director must be received by our corporate secretary at our principal executive offices no later than December 5, 2014. In accordance with our bylaws, a shareholder notice must contain certain information about the candidate the shareholder desires to nominate for election as a director, including: (a) the name, age, business address and residence address of such person; (b) the principal occupation or employment of such person; (c) the class and number of our shares that are beneficially owned by such person on the date of such shareholder’s notice; and (d) all other information relating to such person that would be required to be disclosed in connection with a solicitation of proxies for the election of such person as a director, or would otherwise be required to be disclosed in connection with such solicitation, in each case under the applicable rules of the SEC, including, without limitation, such person’s written consent to being named in the proxy statement as a nominee of the Board and to serve as a director if elected.

In addition, as to the shareholder giving the notice and the beneficial owner, if any, on whose behalf the nomination is made, the notice must set forth: (a) the name and address, as they appear on our books, of such shareholder and of such beneficial owner, if any, and any other shareholders known by such shareholder to be supporting such nominee; (b) the class and number of our shares that are beneficially owned by such shareholder and such beneficial owner, if any, on the date of such shareholder’s notice and by any other shareholders known by such shareholder to be supporting such nominee on the date of such shareholder’s notice; (c) a description of all agreements, arrangements and understandings between such shareholder and such beneficial owner, if any, and any other person or persons (including their names) in connection with the nomination by such shareholder; and (d) all other information relating to such shareholder and beneficial owner, if any, that would be required to be disclosed by such person as a participant in a solicitation of proxies for the election of directors in a contested election, or would otherwise be required under the applicable rules of the SEC. This information must be supplemented by the shareholder or beneficial owner, if any, not later than 10 days after the record date for the meeting to disclose this information as of the record date.

The Audit Committee

The Audit Committee represents and assists our Board of Directors with the oversight of the integrity of our financial statements and internal controls, our compliance with legal and regulatory requirements, the independence, qualifications and performance of our independent registered public accounting firm and the performance of our internal audit function. The responsibilities of the Audit Committee include:

•	appointing, compensating and overseeing our independent auditor;

•	reviewing the scope, plans and results relating to the internal and external audits and our financial statements;

•	monitoring and evaluating our financial condition;

•	monitoring and evaluating the integrity of our financial reporting processes and procedures;

•
assessing our significant financial risks and exposures and evaluating the adequacy of our internal controls in connection with such risks and exposures, including, but not limited to, internal controls over financial reporting and disclosure controls and procedures;

•
reviewing policies and procedures on risk-control assessment and accounting risk exposure, including our Company wide risk-control activities and our business-continuity and disaster-recovery plans; and

•	monitoring our compliance with our policies on ethical business conduct.

Michael G. Hutchinson is the chairman and Robert B. Evans is the vice chairman of our audit committee, and the other members of our audit committee are Douglas H. Yaeger, Pattye L. Moore and Eduardo A. Rodriguez, each of whom our Board of Directors has determined is an independent director. Our Board of Directors has determined that Michael G. Hutchinson, Robert B. Evans, Douglas H. Yaeger and Eduardo A. Rodriguez are each an “audit committee financial expert” under the requirements of the NYSE and the SEC.

The Executive Compensation Committee

Our Executive Compensation Committee is responsible for establishing and periodically reviewing our executive compensation policies and practices. These responsibilities include: evaluating, in consultation with our Corporate Governance Committee, the performance of our chief executive officer, and recommending to our Board of Directors the compensation of our chief executive officer and our other senior executive officers; reviewing and approving, in consultation with our Corporate Governance Committee, the annual objectives of our chief executive officer; reviewing our executive compensation program to ensure the attraction, retention and appropriate compensation of executive officers in order to motivate their performance in the achievement of our business objectives and to align their interests with the long-term interests of our shareholders; assessing the risks associated with our compensation program; and reviewing and making recommendations to the full Board of Directors on executive officer and director compensation and personnel policies, programs and plans.

Pattye L. Moore is the chairman and Douglas H. Yaeger is the vice chairman of our Executive Compensation Committee, and the other members of our Executive Compensation Committee are Robert B. Evans, Michael G. Hutchinson and Eduardo A. Rodriguez, each of whom our Board of Directors has determined is an independent director.

The Corporate Governance Committee

Our Corporate Governance Committee is responsible for overseeing our Company’s governance, including the selection of directors and our Board of Directors’ practices and effectiveness. These responsibilities include: identifying and recommending qualified director candidates, including qualified director candidates suggested by our shareholders in written submissions to our corporate secretary in accordance with our corporate governance guidelines and our bylaws or in accordance with the rules of the SEC; making recommendations to our Board of Directors with respect to electing directors and filling vacancies on our Board of Directors; adopting an effective process for director selection and tenure by making recommendations on our Board of Directors’ organization and practices and by aiding in identifying and recruiting director candidates; reviewing and making recommendations to our Board of Directors with respect to the organization, structure, size, composition and operation of our Board of Directors and its committees; in consultation with the Chairman of our Board of Directors, chief executive officer and the Executive Compensation Committee, overseeing management succession and development; and reviewing and assessing risk and making recommendations with respect to other corporate governance matters.

Eduardo A. Rodriguez is the chairman and Michael G. Hutchinson is the vice chairman of our Corporate Governance Committee, and the other members of our Corporate Governance Committee are Robert B. Evans, Douglas H. Yaeger and Pattye L. Moore, each of which our Board of Directors has determined is an independent director.

The Executive Committee

In the intervals between meetings of our Board of Directors, the Executive Committee may, except as otherwise provided in our bylaws and applicable law, exercise the powers and authority of the full Board of Directors in the management of our property, affairs and business. The function of this committee is to act on major matters where it deems action appropriate, providing a degree of flexibility and ability to respond to time-sensitive business and legal matters without calling a special meeting of our full Board of Directors. The Executive Committee reports to our Board of Directors at its next meeting on any actions taken by the committee.

John W. Gibson is the chairman of our Executive Committee, and the other members of our Executive Committee are Eduardo A. Rodriguez, Pattye L. Moore, Pierce H. Norton II and Michael G. Hutchinson.

Committee Charters

The full text of our Audit Committee charter, Executive Compensation Committee charter, Corporate Governance Committee charter and Executive Committee charter are published on and may be printed from our website at www.onegas.com and are also available from our corporate secretary upon request.

ITEM 11.    EXECUTIVE COMPENSATION

Until January 31, 2014, we were part of ONEOK and not an independent company. Prior to January 31, 2014, our current officers were employees of ONEOK. Therefore, decisions as to their past compensation were made by ONEOK. This Compensation Discussion and Analysis discusses these historical compensation practices and outlines certain aspects of our anticipated compensation structure for our executive officers following the separation.

Our Named Executive Officers and their positions with ONE Gas as of the separation and distribution are:

Named Executive Officer	Title

Pierce H. Norton II	President and Chief Executive Officer
Curtis L. Dinan	Senior Vice President, Chief Financial Officer and Treasurer
Caron A. Lawhorn	Senior Vice President, Commercial
Gregory A. Phillips	Senior Vice President, Operations
Joseph L. McCormick	Senior Vice President, General Counsel and Assistant Secretary

For purposes of the following Compensation Discussion and Analysis, we refer to them collectively as our “Named Executive Officers.” Prior to the separation, each of our Named Executive Officers was employed by ONEOK or its subsidiaries; therefore, the information provided for the years 2013, 2012 and 2011 reflects compensation earned at ONEOK or its subsidiaries and the design and objectives of the executive compensation programs in place prior to the separation. To the extent such persons were senior officers of ONEOK, the decisions were made by the executive compensation committee of ONEOK (the “Committee”), which is composed entirely of independent directors. Executive compensation decisions following the separation will be made by the Executive Compensation Committee of ONE Gas (our “Executive Compensation Committee”). While the anticipated programs and policies have been discussed with the Committee, they remain subject to the review and approval of our Executive Compensation Committee.

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis addresses the following three subjects:

•	ONEOK’s 2013 executive compensation programs as applied to our Named Executive Officers;

•	ONE Gas’s anticipated executive compensation programs; and

•	Effects of the separation on outstanding executive compensation awards for our Named Executive Officers.

ONEOK’s 2013 Executive Compensation

Specific Compensation Program Features - Historical

ONEOK’s compensation philosophy and related governance features are complemented by several specific elements that are designed to align its executive compensation with long-term shareholder interests:

•
The main objectives of ONEOK’s compensation program are to pay for performance, to align its executive officers’ interests with those of its shareholders and to attract and retain qualified executives;

•	The Committee makes all compensation decisions regarding ONEOK’s named executive officers that are then submitted to the full Board of Directors for ratification;

•	The Committee is composed solely of independent directors;

•	ONEOK provides the following primary elements of compensation for its named executive officers: base salary, short-term cash incentive and long-term equity-based incentives;

•
ONEOK references the median level of the market when determining all elements of compensation with the possibility of above-market short-term incentive and long-term incentive payments for executive and company performance that exceeds expectations;

•
ONEOK implements a pay-for-performance philosophy with a short-term incentive program that provides for cash payments based on achievement of financial and operational goals established annually by the Committee;

•	ONEOK encourages alignment of its named executive officers’ interests with those of its shareholders through the award of performance-based long-term incentive equity grants;

•	ONEOK’s executive officers, including the named executive officers, receive no significant perquisites or other personal benefits;

•	ONEOK has market competitive stock ownership guidelines for its executive officers, including the named executive officers;

•
ONEOK has adopted clawback provisions that permit the Committee to use appropriate discretion to seek recoupment of grants of performance units (including any shares earned and the proceeds from any sale of such shares) and short-term cash incentive awards paid to employees in the event of any fraud, negligence or intentional misconduct by such employees that is determined to be a contributing factor to its having to restate all or a portion of its financial statements;

•
ONEOK’s board has adopted a policy prohibiting all employees, including the named executive officers, and members of its board of directors, from selling short or engaging in transactions in put or call options relating to securities of ONEOK. This policy was adopted as a sound governance practice;

•
The Committee engages an independent executive compensation consultant to provide advice and expertise on its executive and director compensation program design and implementation. The Committee’s independent executive compensation consultant, Meridian Compensation Partners, is retained directly by the Committee and performs no other services for ONEOK;

•	The Committee regularly meets in executive session with and without the representatives of the Committee’s independent executive compensation consultant; and

•
The Committee conducts an annual review and approval of ONEOK’s compensation program to ensure that the risks arising from the program are not reasonably likely to have a material adverse effect on ONEOK.

Specific Compensation Program Features - Going Forward

The features of our executive compensation programs are similar to those in place at ONEOK immediately prior to the separation. Our Executive Compensation Committee will continue to consider, develop and refine our compensation structure, practices and procedures in order to effectively meet our business needs and goals and to attract and retain qualified executives.

Executive Compensation Philosophy - Historical

ONEOK’s executive compensation philosophy is based on the following core elements: paying for performance and providing a competitive compensation package to attract and retain qualified executives, while ensuring that its compensation program does not provide incentives for excessive risk taking.

Pay-for-Performance - ONEOK structures its compensation program to align the interests of its employees, including its named executive officers, with the interests of its shareholders. A significant part of each executive’s pay is “at risk,” in the form of an annual short-term incentive award and long-term, equity-based incentive grants. The amount of the annual short-term incentive award paid depends on ONEOK’s performance against financial and operating objectives, as well as the executive meeting key leadership, development and performance standards. The portion of ONEOK’s executives’ compensation in the form of equity awards ties their compensation directly to creating shareholder value over the long term.

Competitive Pay - When targeted levels of performance are achieved, ONEOK seeks to pay experienced executives at approximately the median level of total compensation for energy companies and other organizations with which ONEOK competes for executive talent. In certain circumstances, ONEOK may target pay above or below the competitive median. For example, to recognize an executive’s unique qualifications or performance, ONEOK may choose to set the executive’s expected pay level above the median; however, if the executive is new to the role, ONEOK may set his or her expected pay below the median level.

ONEOK’s compensation program is designed with the following principles in mind:

•	pay its employees equitably and fairly relative to one another and industry peers based on their responsibilities, capabilities, experience, performance demonstrated and market conditions;

•	motivate its executives to perform with the highest integrity for the benefit of its shareholders;

•	conduct its business and manage its assets in a safe and environmentally responsible manner;

•	promote a nondiscriminatory work environment that enables it to benefit from the diversity of thought that comes with a diverse and inclusive workforce; and

•	continue its focus on sound governance practices by implementing executive compensation best practices and policies.

Risk Assessment - The Committee believes that ONEOK’s compensation program does not provide incentives for excessive risk-taking and, therefore, does not produce risks that are reasonably likely to have a material adverse effect on ONEOK for the following reasons:

•	ONEOK’s compensation program is the same for all officers and employees across all of its business units;

•	ONEOK’s base salary is market-based and does not encourage risk-taking because it is a fixed amount; and

•	ONEOK’s current short- and long-term incentive plan awards have the following risk-limiting characteristics:

◦	awards to each executive officer are subject to fixed maximums established by the Committee;

◦	awards are based on a variety of performance indicators, thus diversifying the risk associated with any single performance indicator;

◦	short- and long-term incentive awards are not tied to formulas that could focus executives on specific short-term outcomes;

◦	the Committee approves the final incentive plan award payouts after it reviews and confirms individual executive, operating and financial performance;

◦	short-term cash and long-term performance unit incentive awards are subject to clawback provisions;

◦
for executive officers, a significant portion of incentive award value is delivered in the form of ONEOK common stock that vests over multiple years, which aligns the interests of executive officers to long-term shareholder interests; and

◦	executive officers are subject to ONEOK’s share-ownership guidelines.

Executive Compensation Philosophy - Going Forward

Our executive compensation philosophy initially is similar to that of ONEOK immediately prior to the separation. Our Executive Compensation Committee will continue to consider, develop and refine our compensation philosophy.

Compensation Methodology - Historical

The Committee - The Committee is responsible for reviewing and recommending ONEOK’s executive compensation program to the full Board of Directors of ONEOK. The Committee is composed entirely of individuals who qualify as independent directors under the NYSE listing standards. The Committee’s role is to oversee ONEOK’s compensation and benefit plans and policies, direct the administration of these plans and review and approve annually all compensation decisions relating to its executive officers, including compensation decisions for its named executive officers.

The Committee reviews its executive officer compensation program and makes specific decisions in February of each year to approve base salaries, to ratify the achievement of short-term cash incentive goals for the prior year, to approve short-term cash incentive program targets for the upcoming fiscal year, to approve the level of vesting of long-term incentive grants and to approve new long-term incentive grants. This timing coincides with ONEOK’s board of directors’ review of its financial and operating results for the most recently completed year and allows the Committee to consider those results, as well as its financial and operating plan for the upcoming year, as it makes compensation decisions. The Committee submits its decisions regarding compensation of ONEOK’s Chief Executive Officer, ONEOK’s other executive officers and ONEOK’s nonmanagement directors to the board of directors of ONEOK for ratification.

The Committee recognizes the importance of maintaining sound basic principles for the development and administration of ONEOK’s compensation and benefit programs. The Committee has adopted practices to enhance its ability to carry out effectively its responsibilities, as well as ensure that ONEOK maintains strong links between executive pay and performance. Examples of practices the Committee has adopted include:

•	holding executive sessions without company management present at every in-person meeting of the Committee;

•	reviewing, annually, detailed compensation tally sheets for the named executive officers;

•	engaging an independent executive compensation consultant to advise the Committee on executive compensation issues;

•
meeting with the independent executive compensation consultant in executive session at each regularly scheduled in-person Committee meeting to discuss the compensation program and actions on a confidential basis;

•	evaluating the Committee’s performance each year; and

•	assessing the performance of the Committee’s independent executive compensation consultant each year and providing feedback as appropriate.

The Role of Executive Management in the Executive Compensation Process - Each year, ONEOK’s executive management presents its annual strategic and financial plan to its board of directors for approval. The presentation includes a review of the expected financial and operating performance of each of its business segments, the expected financial performance of ONEOK on a consolidated basis, the capital expenditure plan and a consolidated three-year strategic and financial plan. Executive management recommends to the Committee the criteria and targets for ONEOK’s annual short-term cash incentive awards based on the board-approved strategic and financial plan, as well as management’s judgment regarding the challenges facing ONEOK’s business segments, economic trends related to these businesses and the overall economy. Following each fiscal year, and once financial and operating results are final, executive management reviews ONEOK’s actual performance relative to the criteria and targets established for the performance year to determine the short-term cash incentive awards to be recommended to the Committee for each executive.

In making individual compensation decisions, the Committee reviews the recommendations from ONEOK’s chief executive officer with respect to all named executive officers other than himself. The Committee reviews and discusses these recommendations in executive session and reaches its own decision with respect to the compensation of the chief executive officer. In turn, the Committee submits its compensation decisions with respect to the chief executive officer and the other named executive officers to ONEOK’s full board of directors for ratification.

ONEOK’s corporate human resources department supports both the Committee and senior management in establishing management’s recommendations regarding annual performance targets and providing periodic analyses and research regarding ONEOK’s executive compensation program.

The Role of the Independent Executive Compensation Consultant - The Committee has the authority under its charter to engage the services of outside advisors, experts and others to assist the Committee in the performance of its duties. During 2013, the Committee engaged Meridian Compensation Partners to serve as the Committee’s independent executive compensation consultant on matters related to executive and director compensation. The independent executive compensation consultant reports directly to the Committee and provides no other services to ONEOK.

The Committee annually reviews and establishes the scope of the engagement of the Committee’s executive compensation consultant that is reflected in an annual engagement letter between the consultant and the Committee. During 2013, the scope of the assignment and the material instructions regarding the services of the executive compensation consultant were:

•
provide advice to the Committee with respect to executive compensation matters in light of ONEOK’s business strategy, pay philosophy, prevailing market practices, shareholder interests and relevant regulatory mandates;

•	provide advice on ONEOK’s executive pay philosophy;

•	provide advice on ONEOK’s compensation peer group for competitive benchmarking;

•
provide comprehensive competitive market studies as background against which the Committee considers base salary, annual cash incentive opportunity and long-term incentive awards for ONEOK’s chief executive officer and senior management;

•	provide incentive plan design advice for both annual and various long-term incentive vehicles and other compensation and benefit programs that meet company objectives;

•	apprise the Committee about emerging best practices and changes in the regulatory and corporate governance environment;

•	provide advice and competitive market data on director compensation matters;

•
attend periodic meetings with representatives of ONEOK’s human resources and legal departments as required from time to time to discuss executive compensation issues and prepare for Committee meetings;

•	assist with preparation of the “Executive Compensation Discussion and Analysis” to be included in ONEOK’s annual proxy statement;

•	advise the Committee regarding the effect of the separation on outstanding ONEOK compensation awards and executive and director compensation for ONE Gas following the separation;

•	assist with the Committee’s review of compensation tally sheets for ONEOK’s chief executive officer and the direct reports to ONEOK’s chief executive officer; and

•	periodically review the Committee’s charter.

In addition, the engagement letter requests that the consultant be available to assist the Committee with respect to other executive compensation matters that may arise throughout the year.

The executive compensation consultant attended each regularly scheduled in-person meeting of the Committee in 2013. During a portion of each regular, in-person meeting, the executive compensation consultant met with the Committee in executive session without members of management present. The executive compensation consultant also communicates with members of the Committee outside of the Committee’s meetings as desired by the Committee members. The executive compensation consultant reviews briefing materials, including those with respect to individual compensation matters prepared by management for the Committee, reviews recommendations and proposals being submitted to the Committee and provides perspective, advice and recommendations to the Committee regarding the recommendations of management. The executive compensation consultant also gathers and provides competitive market data and other background information for the Committee’s consideration.

ONEOK’s Senior Vice President, Administrative Services and Corporate Relations and its Vice President, Associate General Counsel and Secretary worked with the executive compensation consultant from time to time during the year as necessary to support the work of the executive compensation consultant on behalf of the Committee. During 2013, ONEOK’s chief executive officer did not meet separately with the executive compensation consultant but did meet with the executive compensation consultant at regularly scheduled meetings of the Committee attended by ONEOK’s chief executive officer.

It is the Committee’s view that its executive compensation consultant should be able to render candid and direct advice independent of management’s influence and numerous steps have been taken to satisfy this objective. The executive compensation consultant is engaged by and reports directly to the Committee on matters related to executive and director compensation. As noted above, representatives of the executive compensation consultant meet separately with the Committee members outside the presence of management at each regular, in-person meeting and also speak separately with the Committee chair and other Committee members between meetings, as necessary or desired. The executive compensation consultant interacts from time to time directly with representatives of ONEOK’s human resources and legal departments in compensation-related activities such as compensation data collection and analysis, and interpretation and application of new regulatory requirements. The interactions of the executive compensation consultant with management are limited to those that are on the Committee’s behalf or related to proposals that will be presented to the Committee for review and approval.

At least annually, the Committee conducts a review of the executive compensation consultant’s performance and independence. This review includes an evaluation of the services that the executive compensation consultant has provided to the Committee, the related fees and the procedures implemented by the executive compensation consultant with respect to maintaining its independence. During 2013, Meridian Compensation Partners advised the Committee regarding the effect of the separation on outstanding ONEOK compensation awards and executive and director compensation for ONE Gas following the separation. ONEOK paid fees of $422,846 to Meridian Compensation Partners for services rendered to the Committee in 2013.

In February 2013, the Committee considered the independence of Meridian Compensation Partners in light of new SEC rules and proposed NYSE listing standards regarding the independence of consultants to compensation committees. The Committee requested and received a letter from Meridian Compensation Partners addressing the consulting firm’s independence, including the following factors: (1) other services provided to ONEOK by the consultant; (2) fees paid by ONEOK as a percentage of the consulting firm’s total revenue; (3) policies or procedures maintained by the consulting firm that are designed to prevent a conflict of interest; (4) any business or personal relationships between the individual consultants involved in the engagement and a member of the Committee; (5) any company stock owned by the individual consultants involved in the engagement; and (6) any business or personal relationships between our executive officers and the consulting firm or the individual consultants involved in the engagement. The Committee discussed these considerations and concluded that the work of the consultant did not raise any conflict of interest and that the consultant was independent of the Committee and ONEOK.

Competitive Benchmarking - For 2013 compensation decisions, the Committee asked Meridian Compensation Partners to assist it with the annual benchmarking and competitive assessment of its executive compensation program. The Committee reviewed independent executive compensation data compiled by Meridian Compensation Partners to assess competitive executive compensation levels for our executive officers. The survey data provided annual base salary, annual incentive opportunities and long-term incentive compensation opportunities among participating companies.

The Committee considers a number of factors in structuring ONEOK’s compensation program and making compensation decisions. This includes the compensation practices of select peer companies in the energy industry. These companies were chosen by the Committee after considering the recommendations of Meridian Compensation Partners and management, and were selected because they have significant lines of business in the energy industry that are similar to ONEOK’s businesses and because the size of their operations and the skills and experience required of their senior management to effectively operate their businesses are also similar to ONEOK’s businesses. The Committee believes that reference to these peers is appropriate when reviewing ONEOK’s compensation program because ONEOK competes with these companies for executive talent. The Committee reviews the composition of the peer groups at least annually. ONEOK used the following peer group when determining the 2013 compensation of our Chief Executive Officer:

AGL Resources, Inc.	Atmos Energy Corp.	CenterPoint Energy, Inc.
Enbridge, Inc.	Energy Transfers Partners, LP	Enterprise Products Partners LP
EQT Corp.	Integrys Energy Group, Inc.	Kinder Morgan Energy Partners LP
Magellan Midstream Partners, LP	MarkWest Energy Partners, LP	MDU Resources Group, Inc.
National Fuel Gas Co.	NiSource, Inc.	OGE Energy Corp.
Questar Corp.	Sempra Energy	Spectra Energy Corp.
Targa Resources Partners, LP	TransCanada Corp.	Williams Companies, Inc.

ONEOK used the following peer group when determining the 2013 compensation of our Named Executive Officers other than our Chief Executive Officer:

AGL Resources, Inc.	Ameren Corporation	American Electric Power
Calpine Corporation	CenterPoint Energy, Inc.	Cleco Corporation
CMS Energy Corp	Dominion Resources, Inc.	DTE Energy Company
Energy Transfers Partners, LP	Entergy Corp.	Ferrellgas Partners LP
FirstEnergy Corp.	Kinder Morgan Inc.	NiSource, Inc.
NRG Energy, Inc.	OGE Energy Corp.	PG&E Corp.
Portland General Electric Company	PPL Corp.	SCANA Corp.
Sempra Energy	Southern Company	Spectra Energy Corp.
WGL Holdings, Inc.	Williams Companies, Inc.

The Committee attempts to set the compensation of ONEOK’s executive officers at levels that are competitive with the peer groups and uses market comparison data regarding these companies as a guide, including proxy information from these companies, as well as compensation survey data provided by Aon Hewitt’s Total Compensation Measurement Executive Survey. The Committee reviews the median salary, annual cash incentive and long-term equity compensation (and the combined total of these elements) of persons holding the same or similar positions at the peer groups, based on the most recent market data available. The Committee then generally seeks to set the compensation of its executive officers for each of these elements within a competitive range of the median, assuming payout of performance-based compensation at target. An executive’s actual compensation may vary from the target amount set by the Committee based on individual and the company performance, as well as changes in ONEOK’s stock price. The use of market comparison data, however, is just one of the tools the Committee uses to determine executive compensation, and the Committee retains the flexibility to set target compensation at levels it deems appropriate for an individual or for a specific element of compensation.

To assess the relative competitiveness of compensation for each Named Executive Officer, the Committee’s established practice is to review the peer group base salary and short-term incentive compensation survey results for the 25th, 50th and 75th percentiles. Because 2013 base salary and annual short-term incentive target amounts established by the Committee for the named executive officers were between the 25th and 75th percentiles, the Committee determined that they fell within the Committee’s established parameters.

The Committee’s established practice also is to review the 25th, 50th and 75th percentiles survey results for long-term incentives to evaluate ONEOK’s annual long-term, equity-based incentive targets. Based on that review, the Committee determined that the 2013 long-term, equity-based grants to each of the named executive officers were also between the 25th and 75th percentiles, and, accordingly, also fell within the Committee’s established parameters.

Tally Sheets - To better understand the total executive compensation package, the Committee analyzed tally sheets with respect to ONEOK’s named executive officers. These tally sheets were prepared by ONEOK’s human resources department working with the Committee’s executive compensation consultant. Each of these tally sheets presented the dollar amount of each component of the named executive officers’ compensation, including current cash compensation (base salary and any annual short-term cash incentive payment), accumulated deferred compensation balances, outstanding long-term equity awards, retirement benefits, incidental perquisites and any other compensation. These tally sheets also reflected potential payments under selected termination of employment and change-in-control scenarios.

The purpose of these tally sheets is to summarize all of the elements of actual and potential future compensation of ONEOK’s named executive officers so that the Committee may analyze both the individual elements of compensation (including the compensation mix), as well as the aggregate total amount of actual and projected compensation.

Compensation Mix - In determining the overall mix of compensation for 2013 for ONEOK’s named executive officers, the Committee considered the competitive market data presented by its executive compensation consultant in order to assess an appropriate allocation between cash and noncash compensation. ONEOK pays base salary and short-term incentives in the form of cash, which is consistent with competitive market practices. The long-term incentive components of its executive compensation are structured to be paid in shares of ONEOK common stock, which is also consistent with competitive market practice. In 2013, grants to ONEOK’s named executive officers consisted of approximately 80 percent of the value in performance units and 20 percent of the value in restricted stock incentive units, consistent with ONEOK’s pay-for-performance philosophy. In addition, the payment of long-term incentive compensation in the form of ONEOK common stock helps to align the interests of its executive officers with the interests of its shareholders and assists its executives in establishing a meaningful ownership position in ONEOK and in meeting its share-ownership guidelines.

Personal Performance - Executive compensation decisions include an assessment of individual performance, including the officer’s contribution to ONEOK’s overall performance for the applicable performance period. Individual performance criteria include:

•	business results achieved;

•	problem analysis;

•	directing business activities;

•	utilization of human, capital and material resources;

•	initiation of and response to, change;

•	leadership, planning and organizational abilities;

•	decision-making;

•	time management;

•	communication and employee relations;

•	safety;

•	regulatory compliance; and

•	customer satisfaction.

The Committee completes an individual performance assessment of ONEOK’s chief executive officer each year. This performance assessment is summarized and presented to ONEOK’s chief executive officer for discussion and is reviewed by the Committee in executive session when evaluating the compensation of ONEOK’s chief executive officer. The other named executive officers are also evaluated each year through ONEOK’s performance appraisal process by ONEOK’s chief executive officer. These performance assessments are considered each year in connection with the overall compensation review process for ONEOK’s executives.

There are no differences in the Committee’s compensation policies and practices for determining the compensation awarded to the chief executive officer and the other named executive officers. All executive officers are subject to the same compensation policies. Differences in levels of compensation are attributable to differences in roles and responsibilities, and the Committee’s practice of setting pay levels to reflect competitive market conditions on a position by position basis.

Compensation Methodology - Going Forward

Our executive compensation methodology initially is similar to that of ONEOK immediately prior to the separation. Our Executive Compensation Committee has retained an independent compensation consultant, approved our own peer group and identified other tools it will use when determining our executive compensation. We continue to consider, develop and refine our compensation methodology.

Components of Compensation - Historical

Total Compensation - The Committee strives to provide a comprehensive executive compensation program that is competitive and performance based. To that end, executive compensation is tied directly to ONEOK’s operating and financial performance. The Committee structures executive compensation to ensure it considers long- and short-term financial performance, shareholder return, business unit performance, safety, environmental and regulatory compliance and the individual performance criteria.

Annual Cash Compensation - As in prior years, annual cash compensation for the named executive officers consists of two components: base salary and a variable, at-risk annual short-term cash incentive award that is earned based on both the company’s financial performance and the executive officer’s individual performance.

Base Salary - Annual base salary is designed to compensate executives for their level of responsibility, experience, tenure, sustained individual performance and contribution to the company. Salaries are reviewed annually. While the Committee considers ONEOK’s overall financial performance in establishing levels of executive compensation each year, there are no specific, objective financial results that are quantified by the Committee in establishing or changing the base salaries of ONEOK’s executive officers.

Annual Short-Term Cash Incentive Awards - Variable, at-risk annual short-term cash incentive awards are made under ONEOK’s annual incentive plan and are designed to communicate a collective annual corporate goal, to provide ONEOK’s officers with a direct financial interest in company performance and profitability and to reward performance. The 2013 short-term cash incentive plan performance goals are described under “2013 Annual Short-Term Incentive Awards.”

Long-Term Equity Incentive Awards - Annual grants of long-term equity incentive awards are made under ONEOK’s LTI Plan and ONEOK’s ECP, and consist of restricted stock incentive units and performance units. A restricted stock incentive unit award is designed to provide a meaningful incentive to enhance long-term shareholder value. A performance unit award is designed to enable the company to attract, retain and reward certain employees and to give these employees an incentive to enhance long-term shareholder value. A higher ratio of performance units to restricted stock incentive units is granted to higher-level officers and those with more direct ability to impact the company’s performance.

Retirement Benefits - ONEOK has a defined contribution 401(k) retirement plan covering all of its employees, and ONEOK matches employees’ contributions under this plan up to 6 percent of eligible compensation each pay period subject to limits under the Code. ONEOK also maintains a defined benefit pension plan covering certain named executive officers and employees hired prior to January 1, 2005, and a Profit-Sharing Plan covering its named executive officers and employees hired after December 31, 2004. Under the Profit-Sharing Plan, ONEOK made a contribution to the plan each calendar quarter during 2013 that resulted in an allocation to the participant’s plan account of an amount equal to 1 percent of the participant’s eligible compensation for that quarter. ONEOK also made an additional discretionary contribution to the participant’s account at year end equal to 2 percent of the participant’s eligible 2013 compensation. The plan does not provide for any employee contributions.

In addition, ONEOK has a supplemental executive retirement plan for the benefit of certain officers. No new participants in its supplemental executive retirement plan have been approved since 2005, and during 2013, this plan was closed to new participants. Additional details regarding ONEOK’s pension plan and supplemental executive retirement plan are provided under “Retirement Benefits.” ONEOK also sponsors employee health and welfare plans that provide postretirement medical and life insurance benefits to employees who retire from its company. Most postretirement plans are contributory, with retiree contributions adjusted periodically and contains other cost-sharing features such as deductibles and co-insurance.

Nonqualified Deferred Compensation Arrangements - Nonqualified deferred compensation arrangements are available to certain officers and employees who are subject to certain limits established by the Code, with respect to their qualified benefit plan contributions. Because these arrangements by their nature are tied to the qualified plan benefits, they are not considered when establishing salary and short-term and long-term incentive measures and amounts.

Perquisites and Other Benefits - ONEOK provides only minimal perquisites to its named executive officers, which are not taken into account when establishing salary and short- and long-term incentive compensation.

The foregoing compensation components place a significant portion of total executive compensation at risk based on both ONEOK’s annual and the long-term performance, which aligns the interests of its executive officers with the interests of its shareholders. Comparisons with compensation levels at its peer groups identified above are used by the Committee in assessing the overall competitiveness of its compensation program. ONEOK believes that its executive compensation program also must be internally consistent and equitable in order for ONEOK to achieve its corporate objectives. In setting the elements and amounts of compensation, the Committee does not consider amounts of compensation realizable from prior compensation, except when making grants of long-term, equity-based incentive grants each year. The Committee does consider, among other factors it deems relevant, the size of grants of long-term, equity-based compensation made in prior years.

Components of Compensation - Going Forward

Our executive compensation components initially are similar to that of ONEOK immediately prior to the separation. We have adopted compensation plans, including plans for our Named Executive Officers, that are substantially similar to the ONEOK compensation plans described above. We continue to consider, develop and refine the components of our compensation.

Determination of Compensation - Historical

For each of ONEOK’s named executive officers, 2013 base salary and short- and long-term incentives were determined following consideration of referenced market data for ONEOK’s peer groups, identified above, compiled and furnished by the executive compensation consultant to the Committee, internal equity considerations and a subjective determination of the achievement of individual performance criteria. The Committee does not use objective targets when evaluating performance with respect to those individual criteria, and does not have a specific weighting for any of the factors. The final determination is based upon all of the individual performance criteria, considered in the aggregate and in light of the surrounding circumstances, but such determination and the assessment of each individual factor is entirely subjective. The Committee includes and reviews those subjective factors, including the recommendations of the chief executive officer, to ensure that it undertakes a comprehensive review of individual performance when setting compensation.

When targeted levels of individual performance and company financial performance are achieved, the Committee seeks to pay ONEOK’s named executive officers a base salary and short- and long-term incentives at approximately the median level of pay for that position at ONEOK’s peer groups and other organizations with which ONEOK competes for executive talent as referenced in the market data. In determining 2013 compensation levels, the Committee determined that the company’s financial performance met targeted levels and that each Named Executive Officer achieved appropriate levels of performance on the subjective individual performance criteria. As a result, the Committee targeted the total direct compensation for each of the named executive officers at between the 25th and 50th percentiles in order to attract and retain executives, with adjustments made reflecting, among other things, the executive’s tenure with ONEOK, level of responsibility and time in the executive’s current position. Generally, the Committee prefers a total compensation mix that favors a larger portion of compensation at risk, resulting in a large portion of compensation being granted in the form of long-term incentive awards to promote strong alignment with shareholder goals.

2013 Annual Short-Term Incentive Awards - Short-term cash incentive awards for 2013 were based on five company-wide performance measures:

•
EPS weighted at 50 percent. EPS is an important indicator of profitability by measuring ONEOK’s earnings allocable to each outstanding share of its common stock. This measure aligns the interests of ONEOK’s Named Executive Officers with its shareholders and focuses ONEOK’s executives on achieving near-term profit goals. EPS is calculated by dividing ONEOK’s net income by the number of its average outstanding shares of common stock for ONEOK’s fiscal year.

•
ROIC weighted at 40 percent (with 20 percent relating to ONEOK’s stand-alone ROIC and 20 percent relating to the ROIC for ONEOK Partners, in each case exclusive of the cumulative effect of accounting changes). ROIC is a critical indicator of how effectively ONEOK used its capital invested in its operations and is an important measurement for judging how much value ONEOK is creating for its shareholders. ROIC is the ratio of earnings before interest and taxes to the amount of capital (debt and equity) invested by ONEOK to generate earnings. The computed ROIC percentage can be compared with the cost of capital, which is what investors would expect to receive if they were to invest their capital elsewhere.

•
Two safety criteria: (1) the total recordable incident rate (TRIR), weighted at 5 percent and (2) the preventable vehicle incident rate (PVIR), also weighted at 5 percent. The total recordable incident rate is the number of OSHA incidents per 200,000 work-hours, and the preventable vehicle incident rate is the preventable vehicle incidents per one million miles driven. The inclusion of these two important safety factors is designed to emphasize ONEOK’s commitment to the safe operation of ONEOK’s business and to reward safe behavior throughout the company.

Based upon ONEOK’s performance against these measures, targeted annual short-term cash incentive awards for 2013 company performance could range from zero to a maximum of 200 percent of target. In determining the actual annual short-term incentive award to be paid to each executive, assuming ONEOK’s performance measures are met, the award is adjusted based on individual performance, specifically, the individual’s contributions to achieving corporate goals and the behaviors exhibited by the individual that are described above. As in past years, tying the annual short-term cash incentive award to individual performance raises the level of personal accountability for each executive officer.

The 2013 annual short-term cash incentive plan measures and weighting were developed and recommended to the Committee by executive management, were reviewed and approved by the Committee, and were ratified by ONEOK’s board of directors in February 2013. The 2013 benchmarks and targets are summarized as follows:

					Maximum Corporate Percentage of Target Payable
	Amounts
ONEOK, Inc. 2013 Short-Term Incentive Criteria	Threshold (0% of Target)	Target (100% of Target)	Maximum (300% of Target)	Weight

Stand-alone ROIC	13.1%	14.9%	16.6%	20%	60.0%
ONEOK Partners, L.P. ROIC	9.6%	10.5%	11.2%	20%	60.0%
Total recordable incident rate	2.51	2.18	1.85	5%	15.0%
Preventive vehicle incident rate	1.59	1.38	1.17	5%	15.0%

				Maximum Corporate Percentage of Target Payable
	Amounts
ONEOK, Inc. 2013 Short-Term Incentive Criteria	Threshold (50% of Target)	Target (100% of Target)	Weight

Earnings per share	1.51	1.79	50%	50.0%
				200.0%

For each performance measure in the table above, no incentive amount would be paid for that measure if the company’s actual result was below the threshold level. If ONEOK’s actual result was between the stated performance levels, the percentage payable was interpolated between the stated payout percentages. Maximum corporate payout percentages were set for each performance level. The cumulative maximum corporate payout percentage was 200 percent of target for 2013.

The awards under the 2013 annual incentive plan are eligible for further adjustment based upon the recommendation of ONEOK’s chief executive officer as a result of his assessment of business-unit performance and its contribution to ONEOK’s overall performance. The assessment of business-unit performance and contribution at the corporate level will include the review by the Committee of the business unit’s 2013 operating income compared with ONEOK’s 2013 financial plan, the business unit’s safety and environmental compliance, and other factors, taking into consideration ONEOK’s chief executive officer’s recommendation.

In addition to taking into account the established corporate criteria and the allocation to business units based upon their respective performance, annual short-term cash incentive awards to the named executive officers and all other participants are subject to further adjustment through the application of an individual performance multiplier ranging from zero to 125 percent. The individual performance multiplier for each Named Executive Officer is set by the Committee annually, taking into consideration management’s recommendation regarding individual performance and contribution. A ONEOK named executive officers’ maximum incentive award for 2012 could have been as high as 250 percent of their target award, taking into account the maximum corporate payout percentage of 200 percent and the maximum individual performance multiplier of 125 percent.

In 2013, each ONEOK named executive officer’s targeted annual short-term incentive award, as a percentage of salary, was set to approximate the 50th percentile of the range of the competitive market data provided by the Committee’s executive compensation consultant in order to attract and retain executives, with the opportunity to earn above-average amounts if the performance criteria targets were exceeded and also based on adjustment due to individual performance.

The short-term awards payable to each of ONEOK’s named executive officers with respect to 2013 have not been determined at this time. The short-term awards payable will be determined by multiplying a specified percent multiplier as determined by the Committee by the Named Executive Officer’s base salary, times his short-term incentive percentage as determined by the

Committee, and times his individual performance multiplier as described above. The annual calculation for ONEOK’s named executive officers may be stated as follows: short-term incentive award = corporate performance multiplier x base salary x established short-term incentive percentage x established individual performance multiplier.

Long-Term Incentive Awards - Historical

Overview - ONEOK maintains a LTI Plan and an ECP, pursuant to which various types of long-term equity incentives may be granted, including restricted and performance units. ONEOK has not granted stock options since 2007, and no options are held by its named executive officers. Participation in ONEOK’s LTI Plan and its ECP is limited to those officers and employees who are in a position to contribute significantly to ONEOK’s long-term growth and profitability. These plans are administered by the Committee, and the Committee is authorized to make all grants of long-term incentive awards under the plans, as well as to make all decisions and interpretations required to administer the plans.

Equity-based long-term incentive awards are approved and granted on an annual cycle, typically in the first quarter of each year. Awards made by the Committee in 2013 were based upon competitive market data presented to the Committee by the Committee’s executive compensation consultant, as well as the Committee’s assessment of ONEOK’s overall performance and the individual executive’s performance and contribution. In addition, in considering the 2013 long-term incentive award grants to be made to ONEOK’s named executive officers, the Committee considered the continued volatility in the stock market in the first quarter 2013 and the impact of that volatility on the value of ONEOK’s common stock. The Committee also considered the size of equity grants made in prior years to each executive.

Participants may defer the receipt of shares otherwise issuable upon vesting of equity grants made to them under the LTI plan and the ECP. With respect to any such deferrals, the issuance of shares is deferred until the date indicated in the participant’s election. Dividend equivalents are earned on the deferred awards during the deferral period and are deemed to be reinvested in ONEOK common stock. At the distribution date, shares are distributed to participants based on the number of shares deferred and the fair market value of ONEOK common stock price on that date.

2013 Awards - In 2013, restricted stock incentive units were granted pursuant to ONEOK’s LTI Plan, and performance units were granted pursuant to ONEOK’s ECP. With respect to awards in 2013 to our Named Executive Officers, approximately 80 percent were performance unit awards and 20 percent were restricted-unit awards, reflecting ONEOK’s practice to deliver more value in awards based on a performance metric than in awards based on a service metric.

Restricted Units - Restricted stock incentive units granted under ONEOK’s LTI Plan in 2013 vest three years from the grant date, at which time the holder is entitled to one share of ONEOK common stock for each restricted stock incentive unit held. If a holder of restricted stock incentive units retires, becomes disabled, dies or is terminated involuntarily other than for cause prior to vesting, the restricted stock incentive units will vest on a pro-rated basis based on the number of full months elapsed from the date of grant and the date of such holder’s retirement, disability, death or involuntary termination other than for cause. In cases of termination of employment for any reason other than retirement, disability, death or involuntary termination other than for cause, restricted stock incentive units are forfeited. In the event of a change in control of the company, restricted stock incentive unit awards vest in full. No dividend equivalents are payable with respect to these restricted stock incentive units; however, restricted stock incentive units granted under ONEOK’s LTI Plan in 2013 do provide for the payment of dividend equivalents.

Performance Units - Performance units granted under ONEOK’s ECP in 2013 vest three years from the grant date, at which time the holder is entitled to receive a percentage of the performance units granted in shares of ONEOK common stock. The number of shares of common stock to be issued upon vesting will range from 0 to 200 percent of the number of units granted based on ONEOK’s TSR over the three-year performance period, compared with the TSR of the peer group used by ONEOK to determine its Chief Executive Officer’s compensation. TSR includes both the change in market price of the stock and the value of dividends paid and reinvested in the stock during the performance period. Peer companies that are no longer publicly traded on the closing date of the performance period will not be considered in the performance calculation. The following table reflects the percentage of units that could be earned at the end of the performance period based on ONEOK’s TSR performance during such period as compared with its peer group:

Performance Units Vesting Criteria
February 2013-February 2016 Performance Period

ONEOK TSR Ranking vs. ONEOK Peer Group	Percentage of Performance Units Earned

90th percentile and above	200%
75th percentile	150%
50th percentile	100%
25th percentile	50%
Below the 25th percentile	—%

If ONEOK’s TSR ranking at the end of the performance period is between the stated percentage levels set forth in the table above, the percentages of performance units earned will be interpolated between the earnings levels.

If a holder of performance units retires, becomes disabled or dies prior to vesting, the performance units will vest based on the performance results at the end of the performance period and will be pro-rated based on the number of full months elapsed between the grant date and the date of such holder’s retirement, disability or death. In cases of termination of employment for any reason other than retirement, disability or death, performance units are forfeited. In the event of a change of control in the company, ONEOK’s performance unit awards will vest. No dividend equivalents are payable with respect to these performance units; however, performance units granted under ONEOK’s ECP in 2013 do provide for the payment of dividend equivalents.

Determination of Compensation - Going Forward

Our Executive Compensation Committee has approved a process for establishing compensation of our Named Executive Officers based on financial and nonfinancial performance goals, including individual performance criteria and internal equity considerations, that initially will be similar to that of ONEOK immediately prior to the separation.

Clawback Provisions - Historical

ONEOK’s board of directors believes that employees who are responsible for material noncompliance with applicable financial reporting requirements resulting in accounting errors leading to financial statement restatements should not benefit monetarily from such noncompliance. ONEOK has adopted clawback provisions to permit its board of directors or a committee of its board of directors to use appropriate discretion to recapture grants of performance units and short-term cash incentive awards paid to employees who bear responsibility for such noncompliance. ONEOK believes that these clawbacks discourage employees from taking actions that could result in material excessive risk to it.

ONEOK’s outstanding performance unit grants contain provisions that allow the Committee, in its sole discretion, to seek recoupment of the grant of the performance units, any resulting shares earned and gross proceeds from the sale of such shares in the event of fraud, negligence or intentional misconduct by the holder of the performance units that is determined to be a contributing factor to it having to restate all or a portion of its financial statements.

In addition, ONEOK’s annual short-term incentive plan provides that the Committee, in its sole discretion, may require for repayment of all or a portion of a short-term cash incentive award to a participant in the event of fraud, negligence or intentional misconduct by the participant that is determined to be a contributing factor to ONEOK having to restate all or a portion of its financial statements.

Clawback Provisions - Going Forward

We have adopted a clawback policy that is substantially similar to ONEOK’s policy.

Securities Trading Policy - Historical

ONEOK has a policy that its employees, including its officers and directors, may not purchase or sell its stock when they are in possession of material nonpublic information. This policy also provides that its officers, directors and employees in certain designated work groups may trade in its securities only during “open window” periods (beginning the third day after its release of quarterly or annual earnings and continuing until the first day of the following calendar quarter) and must pre-clear all purchases and sales of its securities with its executive management. In addition, this policy provides that no ONEOK director or officer may sell short or engage in transactions in put or call options relating to securities of ONEOK.

Securities Trading Policy - Going Forward

We have adopted a securities trading policy that is substantially similar to ONEOK’s policy.

Share Ownership Guidelines - Historical

ONEOK’s board of directors strongly advocates executive share ownership as a means to align executive interests with those of its shareholders and has adopted share-ownership guidelines for its chief executive officer and all other officers of ONEOK. These guidelines are mandatory and must be achieved by each officer over the course of five years. The ownership guideline for ONEOK’s chief executive officer is a share ownership position with a value of six times base salary. The ownership guidelines for the other officers provide for share ownership positions ranging from two to five times base salary, depending on the office held.

ONEOK’s board of directors also has established minimum share-ownership guidelines for its directors that provide that, within five years after joining ONEOK’s board of directors, each nonmanagement director will own shares of its common stock having a minimum value of five times the annual cash retainer paid for service on ONEOK’s board of directors.

Share Ownership Guidelines - Going Forward

We have adopted share ownership guidelines that are substantially similar to ONEOK’s guidelines.

IRS Limitations on Deductibility of Executive Compensation - Historical

Section 162(m) of the Code, places a limit of $1,000,000 on the amount of compensation that ONEOK may deduct in any one year with respect to its chief executive officer and the three other most highly compensated executive officers, other than the principal financial officer, who are employed by it on the last day of the taxable year. There is an exception to the $1,000,000 limitation for performance-based compensation that meets certain requirements. To maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals in the best interest of the company, the Committee has not adopted a policy requiring all compensation to be fully deductible under Section 162(m).

IRS Limitations on Deductibility of Executive Compensation - Going Forward

Our Executive Compensation Committee is considering approaches to Section 162(m) in order to meet our business needs and goals effectively.

Postemployment Compensation - Historical

Qualified Retirement Plans - ONEOK maintains a defined benefit pension plan qualified under both the Code and the Employee Retirement Income Security Act of 1974, as amended, for nonbargaining unit employees hired prior to January 1, 2005, and certain bargaining-unit employees. Nonbargaining unit employees hired after December 31, 2004, employees represented by Local No. 304 of the International Brotherhood of Electrical Workers hired on or after July 1, 2010, employees represented by United Steelworkers hired on or after December 15, 2011, and employees who accepted a one-time opportunity to opt out of ONEOK’s pension plan are covered by ONEOK’s defined contribution Profit-Sharing Plan.

Supplemental Executive Retirement Plan - ONEOK maintains a SERP as a supplemental retirement benefit plan for certain officers. The SERP provides that ONEOK officers may be selected for participation in a supplemental retirement benefit or an excess retirement benefit, or both. If a participant is eligible for both the supplemental retirement benefit and the excess retirement benefit, the excess retirement benefit and benefits payable under ONEOK’s qualified pension plan are treated as an offset that reduces the supplemental retirement benefit. Participants in ONEOK’s SERP are selected by ONEOK’s chief executive officer or, in the case of ONEOK’s chief executive officer, by its board of directors.

No new participants have been added to ONEOK’s SERP since 2005, and during 2013, the plan was closed to new participants.

Nonqualified Deferred Compensation Plan - ONEOK maintains a Nonqualified Deferred Compensation Plan (“Deferred Compensation Plan”) to provide select employees with the option to defer portions of their compensation and provide nonqualified deferred compensation benefits that are not otherwise available due to limitations on employer and employee contributions to qualified defined contribution plans under the federal tax laws.

Potential Postemployment Payments and Payments Upon a Change in Control - Described below are the postemployment compensation and benefits that ONEOK provides to its named executive officers. The objectives of the postemployment compensation and benefits that ONEOK provides are to:

•	assist in recruiting and retaining talented executives in a competitive market;

•	provide security for any compensation or benefits that have been earned;

•	permit executives to focus on ONEOK’s business;

•	eliminate any potential personal bias of an executive against a transaction that is in the best interest of ONEOK’s shareholders;

•	avoid the costs associated with separately negotiating executive severance benefits; and

•	provide ONEOK with the flexibility needed to react to a continually changing business environment.

ONEOK does not enter into individual employment agreements with its executive officers. Instead, the rights of ONEOK’s executives with respect to specific events are covered by its compensation and benefit plans. Under this approach, postemployment compensation and benefits are established separately from the other compensation elements of ONEOK’s executives.

The use of a “plan approach” instead of individual employment agreements serves several objectives. First, the plan approach provides ONEOK with more flexibility to change the terms of severance benefits from time to time if necessary. Second, the plan approach is more transparent, both internally and externally. Internal transparency eliminates the need to negotiate separation benefits on a case-by-case basis and assures an executive that his or her severance benefits are comparable with those of his or her peers. Finally, the plan approach is easier for ONEOK to administer, as it requires less time and expense.

Payments Made Upon Any Termination - Regardless of the manner in which a ONEOK Named Executive Officer’s employment terminates, he or she is entitled to receive amounts earned during their term of employment. These amounts include:

•	accrued but unpaid salary;

•	amounts contributed under ONEOK’s Thrift Plan, Profit-Sharing Plan and Deferred Compensation Plan; and

•	amounts accrued and vested through ONEOK’s pension plan and SERP.

Payments Made Upon Retirement - In the event of the retirement of a ONEOK Named Executive Officer, in addition to the items identified above, such Named Executive Officer will be entitled to:

•	receive a prorated share of each outstanding performance unit granted under ONEOK’s ECP upon completion of the performance period;

•	receive a prorated portion of each outstanding restricted stock incentive unit granted under ONEOK’s LTI Plan and ECP upon completion of the restricted period; and

•	participate in health and life benefits for the retiree and qualifying dependents, if eligible.

Payments Made Upon Death or Disability - In the event of the death or disability of a ONEOK Named Executive Officer, in addition to the benefits listed under the headings “Payments Made Upon Any Termination” and “Payments Made Upon Retirement” above, the Named Executive Officer may receive applicable benefits under ONEOK’s disability plan or payments under ONEOK’s life insurance plan.

Payments Made Upon or Following a Change in Control - ONEOK’s senior management and other employees have built ONEOK into the successful enterprise that it is today, and ONEOK believes that it is important to protect their interests in the event of a change in control of ONEOK. Further, it is ONEOK’s belief that the interests of its shareholders will be best served if the interests of ONEOK’s senior management are aligned with its shareholders, and that providing change-in-control benefits should mitigate the reluctance of senior management to pursue potential change-in-control transactions that may be in the best interests of ONEOK’s shareholders.

ONEOK’s board of directors, upon the recommendation of the Committee, approved a Change-in-Control Plan that provides for certain payments in the event of termination of employment of an executive officer of ONEOK (including its named executive officers) following a change in control. The plan does not provide for additional pension benefits upon a change in control. In addition, the plan does not provide for a tax gross-up feature but provides plan participants a “net best” approach to excise taxes in determining the benefit payable to a participant under the plan. This approach determines a participant’s net best benefit based on the full benefit being paid to a participant and the participant paying the applicable federal excise tax, if any, or reducing the benefit to a level which would not trigger the payment of federal excise tax. To determine the levels of benefits to be paid to the named executive officers under the plan, the Committee consulted with Meridian Compensation Partners, its independent executive compensation consultant, to determine competitive practices in ONEOK’s industry with respect to change-in-control arrangements. The Committee determined that the levels of benefits provided under the plan, including the payment of various multiples of salary and target short-term incentive compensation, accomplished its objective of providing competitive benefits and that these benefits are consistent with the general practice among ONEOK’s peers. Under this plan, all change-in-control benefits are “double trigger” and are payable only if the officer’s employment is terminated without “just cause” or by the officer for “good reason” at any time during the two years following a change in control.

Relative to the overall value of the company, ONEOK believes the potential benefits payable upon a change in control under the Change-in-Control Plan are comparatively minor, and ONEOK believes that the level of benefits is consistent with the general practice among its peers.

Postemployment Compensation - Going Forward

Our postemployment executive compensation components initially are similar to those of ONEOK immediately prior to the separation. We continue to consider, develop and refine our postemployment compensation components.

Potential Postemployment Payments and Payments Upon a Change in Control

Described below are the postemployment compensation and benefits that we provide to our Named Executive Officers. The objectives of the postemployment compensation and benefits that we provide are to:

•	assist in recruiting and retaining talented executives in a competitive market;

•	provide security for any compensation or benefits that have been earned;

•	permit executives to focus on our business;

•	eliminate any potential personal bias of an executive against a transaction that is in the best interest of our shareholders;

•	avoid the costs associated with separately negotiating executive severance benefits; and

•	provide us with the flexibility needed to react to a continually changing business environment.

We do not enter into individual employment agreements with our executive officers. Instead, the rights of our executives with respect to specific events are covered by our compensation and benefit plans. Under this approach, postemployment compensation and benefits are established separately from the other compensation elements of our executives.

The use of a “plan approach” instead of individual employment agreements serves several objectives. First, the plan approach provides us with more flexibility to change the terms of severance benefits from time to time if necessary. Second, the plan approach is more transparent, both internally and externally. Internal transparency eliminates the need to negotiate separation benefits on a case-by-case basis and assures an executive that his or her severance benefits are comparable with those of his or her peers. Finally, the plan approach is easier for us to administer, as it requires less time and expense.

Payments Made Upon Any Termination - Regardless of the manner in which a Named Executive Officer’s employment terminates, he or she is entitled to receive amounts earned during their term of employment. These amounts include:

•	accrued but unpaid salary;

•	amounts contributed under our 401(k) Plan, Profit Sharing Plan and Deferred Compensation Plan; and

•	amounts accrued and vested through our Retirement Plan and SERP.

Payments Made Upon Retirement - In the event of the retirement of a Named Executive Officer, in addition to the items identified above, such Named Executive Officer will be entitled to:

•	receive a prorated share of each outstanding performance unit granted under our ECP upon completion of the performance period;

•	receive a prorated portion of each outstanding restricted stock incentive unit granted under our ECP upon completion of the restricted period; and

•	participate in health and life benefits for the retiree and qualifying dependents.

Payments Made Upon Death or Disability - In the event of the death or disability of a Named Executive Officer, in addition to the benefits listed under the headings “Payments Made Upon Any Termination” and “Payments Made Upon Retirement” above, the Named Executive Officer will receive applicable benefits under our disability plan or payments under our life insurance plan.

Payments Made Upon or Following a Change in Control - We believe that the possibility of a change in control creates uncertainty for executive officers because such transactions frequently result in changes in senior management. Our Board of Directors has adopted a Change-in-Control Plan that covers all of our executive officers, including the Named Executive Officers. Subject to certain exceptions, the Change-in-Control Plan will provide our officers with severance benefits if they are terminated by us without cause (as defined in the Change-in-Control Plan) or if they resign for good reason (as defined in the Change-in-Control Plan), in each case within two years following a change in control of ONE Gas. All change-in-control benefits are “double trigger,” meaning that payments and benefits under the plan are payable only if the officer’s employment is terminated by us without “cause” or by the officer for a “good reason” at any time during the two years following a change in control. Severance payments under the plan consist of a cash payment that may be up to three times the participant’s base salary and target short-term incentive bonus, plus reimbursement of COBRA healthcare premiums for 18 months. Our Board of Directors, upon the recommendation of the Committee, established a severance multiplier of one or two times annual salary plus target annual bonus for all participants in the Change-in-Control Plan, including two times for each of the Named Executive Officers.

The Change-in-Control Plan does not provide for additional pension benefits upon a change in control. In addition, the Change-in-Control Plan does not contain an excise tax gross-up for any participant. Rather, severance payments and benefits under the Change-in-Control Plan will be reduced if, as a result of such reduction, the officer would receive a greater total payment after taking taxes, including excise taxes, into account. Relative to the overall value of our company, we believe the potential benefits payable upon a change in control under the Change-in-Control Plan are comparatively minor, and we believe that the level of benefits is consistent with the general practice among our peers.

For the purposes of the Change-in-Control Plan, a “change in control” generally means any of the following events:

•
an acquisition of our voting securities by any person that results in the person having beneficial ownership of 20 percent or more of the combined voting power of our outstanding voting securities, other than an acquisition directly from us;

•
the current members of our Board of Directors, and any new director approved by a vote of at least two-thirds of our Board, cease for any reason to constitute at least a majority of our Board, other than in connection with an actual or threatened proxy contest (collectively, the “Incumbent Board”);

•
a merger, consolidation or reorganization with us or in which we issue securities, unless (a) our shareholders immediately before the transaction, as a result of the transaction, own, directly or indirectly, at least 50 percent of the combined voting power of the voting securities of the company resulting from the transaction, (b) the members of our Incumbent Board after the execution of the transaction agreement constitute at least a majority of the members of the Board of the company resulting from the transaction, or (c) no person other than persons who, immediately before the transaction owned 30 percent or more of our outstanding voting securities, has beneficial ownership of 30 percent or more of the outstanding voting securities of the company resulting from the transaction; or

•	our complete liquidation or dissolution or the sale or other disposition of all or substantially all of our assets.

For the purposes of the Change-in-Control Plan, termination for “cause” means a termination of employment of a participant in the Change-in-Control Plan by reason of:

•	a participant’s indictment for or conviction in a court of law of a felony or any crime or offense involving misuse or misappropriation of money or property;

•
a participant’s violation of any covenant, agreement or obligation not to disclose confidential information regarding the business of the company (or a division or subsidiary) or a participant’s violation of any covenant, agreement or obligation not to compete with the company (or a division or subsidiary);

•
any act of dishonesty by a participant that adversely affects the business of the company (or a division or subsidiary) or any willful or intentional act of a participant that adversely affects the business, or reflects unfavorably on the reputation, of the company (or a division or subsidiary);

•	a participant’s material violation of any written policy of the company (or a division or subsidiary); or

•
a participant’s failure or refusal to perform the specific directives of the Board or its officers, which are consistent with the scope and nature of the participant’s duties and responsibilities, to be determined in the Board’s sole discretion.

For the purposes of the Change-in-Control Plan, “good reason” means:

•
a participant’s demotion or material reduction of the participant’s significant authority or responsibility with respect to employment with the company from that in effect on the date the change in control occurred;

•	a material reduction in the participant’s base salary from that in effect immediately prior to the change in control;

•	a material reduction in short-term and/or long-term incentive targets from those applicable to the participant immediately prior to the change in control;

•
the relocation to a new principal place of employment of the participant’s employment by the company, which is more than 35 miles farther from the participant’s principal place of residence than the participant’s principal place of employment was prior to such change; and

•	the failure of a successor company to explicitly assume the Change-in-Control Plan.

Potential Postemployment Payments Tables - The following tables reflect estimates of the incremental amount of compensation due each Named Executive Officer in the event of such executive’s termination of employment by reason of death, disability or retirement or termination of employment without cause or with good reason within two years following a change in control. The amounts shown assume that such termination was effective as of December 31, 2013, are based upon the compensation and multipliers in effect under the ONEOK change-in-control plan as of such date, and are estimates of the amounts that would be paid to the executives upon such termination, including, with respect to performance units, the performance factor calculated as if the performance period ended on December 31, 2013. The amounts reflected in the “Qualifying Termination Following a Change in Control” column of the tables that follow are the amounts that would be paid pursuant to our Change-in-Control Plan and, with respect to the performance units, assume achievement of a performance factor at the target of 100 percent.

Pierce H. Norton II	Termination Upon Death, Disability or Retirement	Termination Without Cause	Qualifying Termination Following a Change in Control

Cash Severance	$—	$—	$1,700,000
Health and Welfare Benefits	$—	$—	$27,393
Equity
Restricted Unit	$703,731	$703,731	$1,041,113
Performance Unit	$5,274,037	$—	$4,155,983
Subtotal	$5,977,768	$703,731	$5,197,096
Total	$5,977,768	$703,731	$6,924,489

Curtis L. Dinan	Termination Upon Death, Disability or Retirement	Termination Without Cause	Qualifying Termination Following a Change in Control

Cash Severance	$—	$—	$1,435,500
Health and Welfare Benefits	$—	$—	$27,393
Equity
Restricted Unit	$585,966	$585,966	$811,158
Performance Unit	$4,466,245	$—	$3,243,224
Subtotal	$5,052,211	$585,966	$4,054,382
Total	$5,052,211	$585,966	$5,517,275

Caron A. Lawhorn	Termination Upon Death, Disability or Retirement	Termination Without Cause	Qualifying Termination Following a Change in Control

Cash Severance	$—	$—	$1,188,000
Health and Welfare Benefits	$—	$—	$27,393
Equity
Restricted Unit	$468,515	$468,515	$686,798
Performance Unit	$3,526,636	$—	$2,745,784
Subtotal	$3,995,151	$468,515	$3,432,582
Total	$3,995,151	$468,515	$4,647,975

Gregory A. Phillips	Termination Upon Death, Disability or Retirement	Termination Without Cause	Qualifying Termination Following a Change in Control

Cash Severance	$—	$—	$783,000
Health and Welfare Benefits	$—	$—	$27,393
Equity
Restricted Unit	$196,777	$196,777	$290,546
Performance Unit	$1,493,568	$—	$1,161,480
Subtotal	$1,690,345	$196,777	$1,452,026
Total	$1,690,345	$196,777	$2,262,419

Joseph L. McCormick	Termination Upon Death, Disability or Retirement	Termination Without Cause	Qualifying Termination Following a Change in Control

Cash Severance	$—	$—	$714,000
Health and Welfare Benefits	$—	$—	$—
Equity
Restricted Unit	$124,249	$124,249	$208,527
Performance Unit	$713,328	$—	$621,848
Subtotal	$837,577	$124,249	$830,375
Total	$837,577	$124,249	$1,544,375

Effects of Separation on Outstanding Executive Compensation Awards

The following discussion describes the treatment of outstanding ONEOK equity awards in connection with the separation. The postseparation treatment of an award depended on the type of award, the performance or service period for which the award was granted and whether the holder was an employee of ONEOK or ONE Gas immediately following the separation. For purposes of this discussion, “ONE Gas Employee” refers to an individual who is employed by ONE Gas immediately following the separation and “ONEOK Employee” refers to an individual who is employed by ONEOK immediately following the separation. The treatment described below is effective as of the separation.

Restricted Units

The treatment of ONEOK restricted stock units (“ONEOK RSUs”) that were outstanding at the time of the separation depended on the original grant date. ONEOK RSUs originally granted in 2011 vested in full on or before the record date for the distribution of our common stock to ONEOK shareholders in connection with the separation. ONEOK RSUs granted after 2011 and held by ONE Gas Employees at the time of the separation were concurrently cancelled and reissued as ONE Gas restricted stock units (“ONE Gas RSUs”), adjusted in a manner to equalize the value of the award before and after the date of separation and vests based upon the holder’s continuing employment with ONE Gas. Otherwise, such ONE Gas RSUs have substantially the same terms and conditions as the original ONEOK RSUs.

Performance Units

The treatment of ONEOK performance units that were outstanding at the time of the separation depended on the original grant date. ONEOK performance units originally granted in 2011 vested in full on or before the record date for the distribution. ONEOK performance units granted after 2011 and held by ONE Gas Employees at the time of the separation were concurrently cancelled and replaced by a new ONE Gas award, one portion of which has a value based upon achievement of the performance objectives applicable to the original grant through date of the separation, and the other portion of which will reflect the relative performance of our common stock against our peer group during the period between the date of the separation and the original end of the performance period. The portion of the new award relating to the period prior to the separation will vest at the end of the original performance period on the basis of continued employment with ONE Gas following the separation. The portion of the new award relating to the period after the separation will vest at the end of the original performance period on the basis of actual ONE Gas performance relative to performance criteria established in accordance with the ONE Gas Equity Compensation Plan.

Deferred Shares

Deferred share accounts maintained pursuant to the ONEOK stock plans and the ONEOK deferred compensation plan for nonemployee directors were treated in a manner similar to ONEOK common stock and were credited with a number of deferred shares of ONE Gas common stock determined in accordance with the distribution ratio established in connection with the separation. ONEOK will maintain those accounts, for nonemployee directors of ONEOK and ONE Gas and for both ONEOK Employees and ONE Gas Employees, to the extent they represent ONEOK deferred shares, and ONE Gas will maintain those accounts, for nonemployee directors of ONEOK and ONE Gas and for both ONEOK Employees and ONE Gas Employees, to the extent they represent ONE Gas deferred shares. The accounts will otherwise remain subject to the individuals’ prior deferral elections and the terms of such plans.

Executive Compensation Committee Report

The Executive Compensation Committee of the Board of Directors has the responsibility for reviewing and recommending to the full Board of Directors the company’s executive compensation program. The Committee is composed entirely of persons who qualify as independent directors under the listing standards of the NYSE.

In this context, the Committee has met, reviewed and discussed with management the Compensation Discussion and Analysis contained in this Annual Report. Based on this review and discussion, the Committee recommended to the Board of Directors, and the Board of Directors approved, the inclusion of the Compensation Discussion and Analysis in this Annual Report.

Respectfully submitted by the members of the Executive Compensation Committee of the Board of Directors:

Pattye L. Moore, Chair
Douglas H. Yaeger, Vice Chair
Robert B. Evans
Michael G. Hutchinson
Eduardo A. Rodriguez

Named Executive Officer Compensation

The five persons shown on the tables below are our Named Executive Officers. These individuals are our Chief Executive Officer and President, Chief Financial Officer and our three most highly compensated executive officers (other than our Chief Executive Officer and Chief Financial Officer). Prior to the separation, each of our Named Executive Officers was employed by ONEOK or its subsidiaries; therefore, the information provided for the years 2013, 2012 and 2011 reflects compensation earned at ONEOK or its subsidiaries.

The amounts and forms of compensation reported below are not necessarily indicative of the compensation that ONE Gas executive officers will receive following the separation, which could be higher or lower, because historical compensation was determined by ONEOK and because future compensation levels at ONE Gas will be determined based on the compensation policies, programs and procedures to be established by our Executive Compensation Committee.

All references in the following tables to stock, restricted stock units and performance stock units relate to awards granted by ONEOK in respect of ONEOK common shares, and do not refer to shares of ONE Gas.

Summary Compensation Table for Fiscal 2013
Name and Principal Position	Year	Salary	Stock Awards(1)	Non-Equity Incentive Plan Compensation(2)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings(3)	All Other Compensation(4)	Total

Pierce H. Norton II	2013	$500,000	$813,271	$165,000	$60,695	$53,232	$1,592,198
President and Chief Executive Officer	2012	$500,000	$1,443,085	$375,000	$336,193	$58,911	$2,713,189
	2011	$400,000	$1,086,800	$475,000	$183,688	$43,397	$2,188,885

Curtis L. Dinan	2013	$435,000	$541,391	$135,000	$(97,153)	$44,832	$1,059,070
Senior Vice President, Chief Financial	2012	$435,000	$907,082	$300,000	$424,560	$52,911	$2,119,553
Officer and Treasurer	2011	$425,000	$1,086,800	$440,000	$224,494	$46,397	$2,222,691

Caron A. Lawhorn	2013	$360,000	$541,391	$110,000	$(19,067)	$37,932	$1,030,256
Senior Vice President, Commercial	2012	$360,000	$907,082	$250,000	$362,016	$41,811	$1,920,909
	2011	$330,000	$752,400	$330,000	$213,063	$34,397	$1,659,860

Gregory A. Phillips	2013	$270,000	$270,696	$57,000	$(51,455)	$82,351	$628,592
Senior Vice President, Operations	2012	$250,000	$329,848	$120,000	$377,438	$25,491	$1,102,777
	2011	$235,000	$334,400	$168,000	$222,699	$68,337	$1,028,436

Joseph L. McCormick	2013	$255,000	$269,337	$52,000	$20,817	$26,512	$623,666
Senior Vice President, General Counsel	2012	$235,000	$131,012	$112,000	$117,673	$31,361	$627,046
and Assistant Secretary	2011	$215,000	$159,030	$160,000	$78,652	$24,507	$637,189
(1) The amounts included in the table relate to restricted stock incentive units and performance units granted under ONEOK’s Long Term Incentive Plan and ONEOK’s Equity Compensation Plan, respectively, and reflect the aggregate grant date fair value calculated pursuant to ASC Topic 718. The fair value of these performance units was estimated on the grant date based on a Monte Carlo model. No dividends were paid prior to vesting on performance stock units granted prior to 2013. Beginning in 2013, performance stock unit awards granted accrued dividend equivalents prior to vesting.

The aggregate grant date fair value of restricted stock incentive units for purposes of ASC Topic 718 was determined based on the closing price of ONEOK common stock on the grant date, adjusted for the current dividend yield. With respect to the performance units, the aggregate grant date fair value for purposes of ASC Topic 718 was determined using the probable outcome of the performance conditions as of the grant date based on a valuation model that considers the market condition (total shareholder return) and using assumptions developed from historical information of the company and each of the referenced peer companies. The value included for the performance units is based on 100 percent of the performance units vesting at the end of the three-year performance period. Using the maximum number of shares issuable upon vesting of the performance units (200 percent of the units granted), the aggregate grant date fair value of the performance units would be as follows:

Name	2013	2012	2011

Pierce H Norton II	$1,325,805	$2,373,840	$1,803,100
Curtis L. Dinan	$883,870	$1,492,128	$1,803,100
Caron A. Lawhorn	$883,870	$1,492,128	$1,248,300
Gregory A. Phillips	$441,935	$542,592	$554,800
Joseph L. McCormick	$413,170	$203,472	$249,660
(2) Reflects short-term cash incentives earned in 2011, 2012 and 2013 and paid in 2012, 2013, and payable in 2014, respectively, under ONEOK’s annual short-term incentive plan.

(3) The amounts reflected represent the aggregate change during 2013 in the actuarial present value of the Named Executive Officers accumulated benefits under ONEOK’s qualified Retirement Plan and Supplemental Executive Retirement Plan. The change in the present value of the accrued pension benefit is impacted by variables such as additional years of service, age, mortality tables and the discount rate used to calculate the present value of the change. For 2013, the change in pension value reflects not only the increase due to additional service and pay for the year, but also a change in the mortality tables and a decrease in present value due to the higher discount rate (5.25% percent for fiscal 2013, up from 4.25 percent in 2012). The ONEOK, Inc. Retirement Plan was closed to new participants as of December 31, 2004. All of our Named Executive Officers participated in the plan. The ONEOK Supplemental Executive Retirement Plan was closed to new participants in 2013, although no new participants had been added since 2005. Ms. Lawhorn and Messrs. Norton, Dinan and Phillips participated in the plan.

(4) Reflects (i) the amounts paid as ONEOK’s dollar-for-dollar match of contributions made by the Named Executive Officer under ONEOK’s Nonqualified Deferred Compensation Plan, 401(k), (ii) the value of shares received under ONEOK’s Employee Stock Award Program as of the date of issuance, (iii) amounts paid for length of service awards and (iv) the amounts paid for relocation and moving expenses as follows:

Name	Year	Match Under Nonqualified Deferred Compensation Plan	Match Under 401(k) Plan	Service Award	Stock Award	Relocation and Moving Expense

Pierce H. Norton II	2013	$37,200	$15,300	$—	$732	$—
	2012	$43,500	$15,000	$—	$411	$—
	2011	$27,300	$14,700	$—	$949	$—
Curtis L. Dinan	2013	$28,800	$15,300	$—	$732	$—
	2012	$37,500	$15,000	$—	$411	$—
	2011	$30,300	$14,700	$—	$949	$—
Caron A. Lawhorn	2013	$21,300	$15,300	$600	$732	$—
	2012	$26,400	$15,000	$—	$411	$—
	2011	$18,300	$14,700	$—	$949	$—
Gregory A. Phillips	2013	$8,100	$15,300	$—	$732	$58,219
	2012	$10,080	$15,000	$—	$411	$—
	2011	$5,280	$14,700	$625	$949	$46,081
Joseph L. McCormick	2013	$10,080	$15,300	$400	$732	$—
	2012	$15,950	$15,000	$—	$411	$—
	2011	$8,400	$14,700	$—	$949	$—
With respect to Ms. Lawhorn and Messrs. Norton, Dinan, Phillips and McCormick, these amounts also reflect tax gross-ups received in 2011 in the amounts of $448, $448, $448, $426, and $458, respectively, in each case in connection with their receipt of stock awards under ONEOK’s Employee Stock Award Program.

With respect to Mr. Phillips, this amount also reflects a tax gross-up received in 2011 in the amount of $276 in connection with his receipt of a cash service award.

The Named Executive Officers did not receive perquisites or other personal benefits with an aggregate value of $10,000 or more during 2011, 2012 or 2013.

Grants of Plan-Based Awards for Fiscal Year 2013
	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (3)	Grant Date Fair Value of Stock Awards(4)
Name		Threshold	Target	Maximum	Threshold	Target	Maximum

Pierce H. Norton II
Restricted Unit	2/20/2013							3,175	$150,368
Performance Unit	2/20/2013				—	12,675	25,350		$662,903
Short-Term Incentive	1/1/2013	$—	$350,000	$875,000
Curtis L. Dinan
Restricted Unit	2/20/2013							2,100	$99,456
Performance Unit	2/20/2013				—	8,450	16,900		$441,935
Short-Term Incentive	1/1/2013	$—	$282,750	$706,875
Caron A. Lawhorn
Restricted Unit	2/20/2013							2,100	$99,456
Performance Unit	2/20/2013				—	8,450	16,900		$441,935
Short-Term Incentive	1/1/2013	$—	$234,000	$585,000
Gregory A. Phillips
Restricted Unit	2/20/2013							1,050	$49,728
Performance Unit	2/20/2013				—	4,225	8,450		$220,968
Short-Term Incentive	1/1/2013	$—	$121,500	$303,750
Joseph L. McCormick
Restricted Unit	2/20/2013							1,325	$62,752
Performance Unit	2/20/2013				—	3,950	7,900		$206,585
Short-Term Incentive	1/1/2013	$—	$102,000	$255,000
(1) Reflects estimated payments that could have been made under ONEOK’s 2013 annual short-term cash incentive plan. The plan provides that ONEOK’s officers may receive annual short-term incentive cash awards based on the performance and profitability of the company, the performance of particular business units of the company and individual performance during the relevant fiscal year. The corporate and business-unit criteria and individual performance criteria are established annually by ONEOK’s Executive Compensation Committee. The Committee also establishes annual target awards for each officer expressed as a percentage of their base salaries. The actual amounts earned by the Named Executive Officers in 2013 under the plan and paid in 2014 are set forth under the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table for Fiscal 2013 above.
(2) Reflects the performance units that could be earned pursuant to awards originally granted under ONEOK’s Equity Compensation Plan, and reissued under the ONE Gas, Inc. Equity Compensation Plan that are earned three years from the date of grant, at which time the holder is entitled to receive a percentage (0 to 200 percent) of the performance units granted based on ONEOK’s and ONE Gas’ total shareholder return over the period of February 20, 2013, to February 20, 2016, compared with the total shareholder return of the referenced peer group. One share of ONE Gas common stock is payable in respect of each performance unit that vests, based upon the applicable conversion methodology, notwithstanding that the table reflects ONEOK stock awards as of December 31, 2013. Performance units are also subject to accelerated vesting upon a change in control.
(3) Reflects restricted stock incentive units granted under ONEOK’s Long-Term Incentive Plan that vest three years from the date of grant, at which time the grantee is entitled to receive the grant in shares of ONE Gas common stock, based upon the applicable conversion methodology, notwithstanding that the table reflects ONEOK stock awards as of December 31, 2013.
(4) With respect to the performance units, the aggregate grant date fair value for purposes of ASC Topic 718 was determined using the probable outcome of the performance conditions as of the grant date based on a valuation model that considers market conditions (such as total shareholder return) and using assumptions developed from historical information of the company and each of the peer companies referenced under “Long-Term Incentive Awards – 2013 Awards” above. This amount is consistent with the estimate of aggregate compensation cost to be recognized over the performance period determined as of the grant date under ASC Topic 718. The value presented is based on 100 percent of the performance units vesting at the target level of performance at end of the three-year performance period.

Outstanding Equity Awards

The following table shows the outstanding ONEOK equity awards held by the Named Executive Officers as of December 31, 2013:

Outstanding Equity Awards at 2013 Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(1)(3)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(2)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Pierce H. Norton II	—	—	—	$—	—	16,744	$1,041,113	124,436	$7,737,423
Curtis L. Dinan	—	—	—	$—	—	13,045	$811,158	98,509	$6,125,306
Caron A. Lawhorn	—	—	—	$—	—	11,045	$686,798	82,509	$5,130,426
Gregory A. Phillips	—	—	—	$—	—	4,673	$290,546	35,247	$2,191,635
Joseph L. McCormick	—	—	—	$—	—	3,354	$208,527	19,210	$1,194,450

(1) Represents restricted stock incentive units that have not yet vested. Restricted stock incentive units vest three years from the date of grant, at which time the grantee is entitled to receive the grant in shares of ONE Gas common stock, based upon the applicable conversion methodology, notwithstanding that the table reflects ONEOK stock awards as of December 31, 2013. ONEOK Restricted stock incentive units are scheduled to vest as follows:

Restricted Unit Vesting Schedule

Pierce H. Norton II	6,500	on January 15, 2014
	7,000	on February 15, 2015
	3,244	on February 20, 2016
Curtis L. Dinan	6,500	on January 15, 2014
	4,400	on February 15, 2015
	2,145	on February 20, 2016
Caron A. Lawhorn	4,500	on January 15, 2014
	4,400	on February 15, 2015
	2,145	on February 20, 2016
Gregory A. Phillips	2,000	on January 15, 2014
	1,600	on February 15, 2015
	1,073	on February 20, 2016
Joseph L. McCormick	1,200	on January 15, 2014
	800	on February 15, 2015
	1,354	on February 20, 2016
(2) Represents performance units that have not yet vested. Performance units vest three years from the date of grant, at which time the holder is entitled to receive a percentage (0 to 200 percent) of the performance units granted based on ONEOK’s and ONE Gas’ total shareholder return over the three-year performance period, compared with the total shareholder return of the referenced peer group. One share of ONE Gas common stock is payable in respect of each performance unit granted that becomes vested, after applying the conversion methodology, notwithstanding that the table discloses ONEOK awards as of December 31, 2013. Based on ONEOK’s performance at December 31, 2013, and assuring ONE Gas performs at the target level for the duration of the performance period, ONEOK’s performance units are expected to vest as follows:

Performance Unit Vesting Schedule

Pierce H. Norton II	52,000	on January 15, 2014
	46,760	on February 15, 2015
	25,676	on February 20, 2016
Curtis L. Dinan	52,000	on January 15, 2014
	29,392	on February 15, 2015
	17,117	on February 20, 2016
Caron A. Lawhorn	36,000	on January 15, 2014
	29,392	on February 15, 2015
	17,117	on February 20, 2016
Gregory A. Phillips	16,000	on January 15, 2014
	10,688	on February 15, 2015
	8,559	on February 20, 2016
Joseph L. McCormick	7,200	on January 15, 2014
	4,008	on February 15, 2015
	8,002	on February 20, 2016
(3) The terms of both the restricted stock incentive units and the performance units provide that any such unvested units will become fully vested upon a change in control. See “Potential Postemployment Payments and Payments Upon a Change in Control.” The separation did not constitute a change in control for purposes of these outstanding awards. For a discussion of the expected effect of the separation on these outstanding awards, see “Compensation Discussion and Analysis—Effects of Separation on Outstanding Executive Compensation Awards.”

Option Exercises and Stock Vested

The following table sets forth ONEOK stock awards held by the Named Executive Officers that became vested during 2013, which included restricted units and performance units granted in 2010. No Named Executive Officer exercised any options during 2013, and no Named Executive Officer currently holds any unexercised options.

Option Exercises and Stock Vested in Fiscal Year 2013

	Option Awards		Stock Awards(1)
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting(2)	Value Realized on Vesting(3)

Pierce H. Norton II	—	$—	43,000	$2,053,250
Curtis L. Dinan	—	$—	63,000	$3,008,250
Caron A. Lawhorn	—	$—	43,000	$2,053,250
Gregory A. Phillips	—	$—	16,000	$764,000
Joseph L. McCormick	—	$—	7,900	$377,225

(1) Certain of the Named Executive Officers elected to have vested shares withheld to cover applicable state and federal taxes incurred upon vesting. As a result, the net shares received upon the vesting and the related net value realized are as follows:

Name	Net Shares Acquired on Exercise	Net Value Realized on Exercise	Net Shares Acquired on Vesting	Net Value Realized on Vesting

Pierce H. Norton II	—	$—	22,662	$1,082,137
Curtis L. Dinan	—	$—	57,951	$2,767,167
Caron A. Lawhorn	—	$—	23,606	$1,127,204
Gregory A. Phillips	—	$—	8,306	$396,692
Joseph L. McCormick	—	$—	5,247	$250,579

(2) Includes restricted stock incentive units and performance units granted in 2010 that vested in 2013 and that were paid in shares of ONEOK common stock. Performance units vested at 200 percent of the initial grant. This level of payout was achieved due to ONEOK’s relative total shareholder return being above the 90th percentile of the total shareholder return of the specified peer group of energy companies.
(3) The value received on vesting represents the market value of the shares received based on the average of the high and low prices of ONEOK common stock on the NYSE on the date of vesting.

Pension Benefits

The following table sets forth the estimated present value of accumulated benefits as of December 31, 2013, and payments made during 2013, in respect of each Named Executive Officer under each of the referenced retirement plans.

Pension Benefits as of December 31, 2013
Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year

Pierce H. Norton II	Supplemental Executive Retirement Plan	9.08	$649,509	$—
	Qualified Pension Plan	9.08	$314,822	$—
Curtis L. Dinan	Supplemental Executive Retirement Plan	10.00(1)	$899,552	$—
	Qualified Pension Plan	10.00(1)	$230,054	$—
Caron A. Lawhorn	Supplemental Executive Retirement Plan	15.25	$593,207	$—
	Qualified Pension Plan	15.25	$528,022	$—
Gregory A. Phillips	Supplemental Executive Retirement Plan	28.00(2)	$365,920	$—
	Qualified Pension Plan	28.00(2)	$855,572	$—
Joseph L. McCormick	Supplemental Executive Retirement Plan	—	$—	$—
	Qualified Pension Plan	11.00(3)	$381,158	$—
(1) Mr. Dinan’s actual service is nine years and ten months. There is no resulting benefit augmentation with respect to the additional two months credited to Mr. Dinan’s years of service.
(2) Mr. Phillips’ actual service is 27 years and ten months. There is no resulting benefit augmentation with respect to the additional two months credited to Mr. Phillips’ years of service.
(3) Mr. McCormick’s actual service is ten years and ten months. There is no resulting benefit augmentation with respect to the additional two months credited to Mr. McCormick’s years of service.

Qualified Pension Plan - Effective January 1, 2014, we adopted the ONE Gas, Inc. Retirement Plan (our “Retirement Plan”), a tax-qualified pension plan that is substantially similar to the ONEOK, Inc. Retirement Plan. Our Retirement Plan is a defined benefit pension plan intended to be qualified under both the Tax Code and the Employee Retirement Income Security Act of 1974, as amended. Our Retirement Plan covers nonbargaining unit employees hired prior to January 1, 2005, and certain bargaining-unit employees, to the extent such employees were participants in the ONEOK, Inc. Retirement Plan on December 31, 2013, and were assigned to ONE Gas, Inc as of January 31, 2014. Nonbargaining unit employees hired after December 31, 2004, employees represented by Local No. 304 of the International Brotherhood of Electrical Workers hired on or after July 1, 2010, employees represented by United Steelworkers hired on or after December 15, 2011, and employees who accepted a one-time opportunity to opt out of the ONEOK, Inc. Retirement Plan, are covered by our Profit Sharing Plan.

Benefits under our Retirement Plan generally become vested and nonforfeitable after completion of five years of continuous employment. Under the plan, a vested participant receives a monthly retirement benefit at normal retirement age, unless an early retirement benefit is elected under the plan, in which case the retirement benefit may be actuarially reduced for early commencement. Generally, participants retiring on or after age 62 through normal retirement age receive 100 percent of their accrued monthly benefit which may be reduced depending on the optional form of payment elected at retirement. Benefits are calculated at retirement date based on a participant’s credited service, limited to a maximum of 35 years, and final average earnings. The earnings utilized in the Retirement Plan benefit formula for employees includes the base salary and short-term incentive compensation paid to an employee during the period of the employee’s final average earnings, less any amounts deferred under our nonqualified deferred compensation plan. The period of final average earnings means the employee’s highest earnings during any 60 consecutive months during the last 120 months of employment. Service with ONEOK through December 31, 2013, is credited as service for all purposes under the plan. For any Named Executive Officer who retires with vested benefits under the plan, the compensation shown as “Salary” and “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table for Fiscal 2013 would be considered eligible compensation in determining benefits, except that the plan benefit formula takes into account only fixed percentages of final average earnings. The amount of eligible compensation that may be considered in calculating retirement benefits is also subject to limitations in the Tax Code and the limitations contained in certain collective bargaining agreements applicable to the plan.

Supplemental Executive Retirement Plan - Effective January 1, 2014, we adopted a SERP that is substantially similar to the ONEOK SERP. Our SERP also is closed to new participants. If a participant is eligible for both the supplemental retirement benefit and the excess retirement benefit, the excess retirement benefit and benefits payable under our Retirement Plan are treated as an offset that reduces the supplemental retirement benefit.

Supplemental benefits payable to participating employees in our SERP are based upon a specified percentage (reduced for early retirement and commencement of payment of benefits under the SERP) of the highest 36 consecutive month’s compensation of the employee’s last 60 months of service. Service with ONEOK through December 31, 2013, is credited as service for all purposes under the plan. The excess retirement benefit under our SERP pays a benefit equal at least to the benefit that would be payable to the participant under our Retirement Plan if limitations imposed by the Tax Code were not applicable, less the benefit payable under our qualified pension plan with such limitations. Benefits under our SERP are offset by the payment of benefits under our qualified pension plan that were or would have been paid if Retirement Plan benefits were commenced at the same time as the SERP benefits. We plan to fund benefits payable under our SERP through a rabbi trust arrangement. Our Board of Directors may amend or terminate the SERP at any time, provided that accrued benefits to current participants may not be reduced.

No new participants have been added to the ONEOK SERP since 2005, and our SERP is limited to individuals who previously were participants in the ONEOK SERP.

Nonqualified Deferred Compensation Plan - The following table sets forth certain information regarding the participation by the Named Executive Officers in ONEOK’s Nonqualified Deferred Compensation Plan:

Nonqualified Deferred Compensation in Fiscal Year 2013
Name	Year	Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year(1)	Aggregate Earnings in Last Fiscal Year(2)	Aggregate Withdrawals / Distributions	Aggregate Balance at Last Fiscal Year End

Pierce H. Norton II	2013	$35,000	$37,200	$98,132	$93,047	$534,297
	2012	$51,500	$43,500	$30,199	$—	$457,012
	2011	$79,500	$27,300	$(6,855)	$—	$331,813
Curtis L. Dinan(3)	2013	$77,750	$2,966,328	$3,720,445	$—	$13,203,553
	2012	$92,250	$3,481,850	$(88,074)	$—	$6,439,030
	2011	$79,750	$866,943	$801,332	$—	$2,953,004
Caron A. Lawhorn	2013	$79,500	$21,300	$97,378	$15,551	$650,048
	2012	$88,000	$26,400	$44,637	$15,420	$467,421
	2011	$49,500	$18,300	$(6,290)	$7,474	$323,804
Gregory A. Phillips	2013	$5,900	$8,100	$13,299	$—	$67,350
	2012	$8,080	$10,080	$3,332	$—	$40,051
	2011	$3,480	$5,280	$196	$—	$18,559
Joseph L. McCormick	2013	$46,590	$10,080	$26,491	$—	$213,979
	2012	$49,150	$15,950	$7,263	$—	$130,818
	2011	$27,850	$8,400	$(77)	$—	$58,455
(1) The “All Other Compensation” column of the Summary Compensation Table for Fiscal 2013 at page 94 includes these amounts paid as ONEOK’s matching contributions under ONEOK’s deferred compensation plan.
(2) There were no above-market earnings in 2013, 2012 or 2011.
(3) Includes the value of 25,130 shares, the receipt of which was deferred by Mr. Dinan upon vesting in January 2010, 27,594 shares, the receipt of which was deferred upon vesting in January 2011, 74,504 shares, the receipt of which was deferred upon vesting in January 2012, and 56,000 shares, the receipt of which was deferred upon vesting in February 2013, in each case under the deferral provisions of ONEOK’s Equity Compensation Plan, plus the dividend accumulation on these deferrals for a year-end deferred share balance of 55,451, 133,830, and 194,956 for 2011, 2012, and 2013, respectively.

Effective January 1, 2014, we adopted a Nonqualified Deferred Compensation Plan (“Deferred Compensation Plan”) that is substantially similar to the ONEOK Deferred Compensation Plan. Our Deferred Compensation Plan provides select employees with the option to defer portions of their compensation and provide nonqualified deferred compensation benefits that are not otherwise available due to limitations on employer and employee contributions to qualified defined contribution plans under the federal tax laws. We match contributions for the benefit of plan participants to replace any company contributions a participant may lose because of limits imposed under the federal tax laws on contributions by a participant in our 401(k) Plan and our Profit Sharing Plan, as well as participants in our Retirement Plan who do not participate in the SERP. The Deferred Compensation Plan also allows for supplemental credit amounts, which are amounts that can be contributed at the discretion of the Committee. Under the Deferred Compensation Plan, participants have the option to defer a portion of their salary and/or short-term incentive compensation to a short-term deferral account, which pays out a minimum of five years from the date of election to defer compensation into the short-term deferral account, or to a long-term deferral account, which pays out at retirement or termination of the participant’s employment. Participants are immediately 100-percent vested. Short-term deferral accounts are credited with an investment return based on the five-year United States Treasury bond rate as of the first business day of January each year that, for 2013, was 0.763 percent. Long-term deferral accounts are credited with the actual investment return based on the amount of gains, losses and earnings for each of the investment options selected by the participant. For the year ended December 31, 2013, the investment return for the investment options for long-term investment accounts under the ONEOK Deferred Compensation Plan were as follows:

Fund Name	Plan Level Returns

Fidelity Balanced Fund—Class K	20.58%
Moody’s Corporate Bond Long-Term Yield AAA	4.77%
Vanguard Institutional Index	32.35%
Dodge & Cox International Stock Fund	26.31%
American Beacon Funds Large Cap Value	34.93%
Vanguard PRIMECAP	39.73%
Schwab Mgd Retirement Income Class 3	4.91%
Schwab Mgd Retirement Trust 2010 Class 3	9.02%
Schwab Mgd Retirement Trust 2020 Class 3	15.33%
Schwab Mgd Retirement Trust 2030 Class 3	20.71%
Schwab Mgd Retirement Trust 2040 Class 3	24.59%
Schwab Mgd Retirement Trust 2050 Class 3	26.24%
JPMorgan Small Cap Equity (VSEIX)	36.15%
JPMorgan Large Cap Growth Fund—Class R6	33.03%
PIMCO Total Return Administration Fund	(1.92)%

At the distribution date, cash is distributed to participants based on the fair market value of the deemed investment of the participant’s accounts at that date.

The ONEOK and ONE Gas equity compensation plans allow deferrals of shares that would otherwise be paid with respect to equity awards. Any deferred shares are paid in the form of ONEOK and/or ONE Gas stock at the time specified by the employee at the time of the deferral election. For a discussion of the expected effect of the separation on these deferred shares, see “Compensation Discussion and Analysis – Effects of Separation on Outstanding Executive Compensation Awards”.

Additional Equity Compensation Plan Information

The following table sets forth certain information concerning our equity compensation plans, as adopted by our Board of Directors and approved by ONEOK as our sole shareholder.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities in Column (a)) (c)

Equity compensation plans approved by security holders(1)	—	$—	$3,625,000
Equity compensation plans not approved by security holders	—	$—	$—
Total	—	$—	$3,625,000
(1) Includes shares available under our Employee Stock Purchase Plan and Employee Stock Award Program, stock options, restricted stock incentive units and performance unit awards available under our Equity Compensation Plan. Column (c) includes 700,000, 125,000 and 2,800,000 shares available for future issuance under our Employee Stock Purchase Plan, Employee Stock Award Program and Equity Compensation Plan, respectively.

Director Compensation

Compensation for ONEOK nonmanagement directors for their service on the ONEOK board of directors for the period May 2013 through April 2014 consists of an annual cash retainer of $65,000 and a common stock retainer with a value of $135,000. The chairs of the ONEOK Executive Compensation and Audit Committees each received an additional annual retainer of $15,000 each, and the chair of the ONEOK Corporate Governance Committee (who serves as the ONEOK lead director) received an additional annual cash retainer of $20,000.

The members of our Board of Directors were not paid any compensation during 2013. During 2014, the members of our Board will be paid a cash retainer of $65,000 and a common stock retainer with a value of $85,000. The chairs of the Audit and Executive Compensation Committees will receive an additional cash retainer of $15,000 each, and the chair of the Corporate Governance Committee (who also serves as our lead director) will receive an additional cash retainer of $20,000. Finally, the nonexecutive chairman of our Board will receive an annual retainer of $75,000.

We will reimburse our directors for reasonable expenses incurred in connection with attendance at board and committee meetings. A director who is also an officer or employee will not receive any compensation for his or her service as a director.

Nonmanagement directors may defer all or a part of their annual cash retainer, annual stock retainer and meeting fees under the Deferred Compensation Plan for Nonemployee Directors, which is substantially similar to ONEOK’s Deferred Compensation Plan for Nonemployee Directors.

Director Compensation-2013

The following table sets forth information concerning the 2013 compensation awarded by ONEOK to our nonemployee directors who, prior to the separation, were nonemployee directors of ONEOK:

Director	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)	Total ($)

Pattye L. Moore	$65,000	$135,000	$101	$200,101
Eduardo A. Rodriguez	$65,000	$135,000	$—	$200,000

(1) Nonmanagement directors could defer all or a part of their annual cash and stock retainers under the ONEOK Deferred Compensation Plan for Non-Employee Directors. During the year ended December 31, 2013, Ms. Moore elected to defer receipt of her stock awards. Deferred amounts are treated, at the election of the participating director, either as phantom stock or as a cash deferral. Phantom stock deferrals are treated as though the deferred amount is invested in ONEOK common stock at the fair market value on the date the deferred amount was earned. Phantom stock earns the equivalent of dividends declared on ONEOK common stock, reinvested in phantom shares of ONEOK common stock based on the fair market value of ONEOK common stock on the payment date of each common stock dividend. The shares of ONEOK common stock reflected in a nonmanagement director’s phantom stock account are issued to the director under the ONEOK Long-Term Incentive Plan on the last day of the director’s service as a director or a later date selected by the director. Cash deferrals earn interest at a rate equal to Moody’s Long-Term Corporate Bond Yield AAA on the first business day of the plan year, plus 100 basis points. The interest crediting rate for 2013, was 4.77 percent.

The following table sets forth, for each of our nonemployee directors who, prior to the separation, were nonemployee directors of ONEOK, the amount of director compensation deferred during 2013 and cumulative deferred compensation as of December 31, 2013:

Director	Board Fees Deferred to Phantom Stock in 2013(a)	Dividends Earned on Phantom Stock and Reinvested in 2013(b)	Total Board Fees Deferred to Phantom Stock at December 31, 2013(a)	Total Phantom Stock Held at December 31, 2013	Board Fees Deferred to Cash in 2013(c)	Total Board Fees Deferred to Cash at December 31, 2013

Pattye L. Moore	$135,000	$114,491	$1,757,546	$80,072	$358	$7,739
Eduardo A. Rodriguez	$—	$3,377	$53,967	$2,322	$—	$—
(a) Reflects the value of the annual stock retainers (based on the average of the high and low stock price for ONEOK common stock on the NYSE on the grant date) deferred by a director under the ONEOK Deferred Compensation Plan for Non-Employee Directors.
(b) Dividend equivalents paid on phantom stock are reinvested in additional shares of ONEOK phantom stock based on the average of the high and low trading prices of ONEOK common stock on the NYSE on the date the dividend equivalent was paid.
(c) Reflects interest accrued on prior cash deferrals. No board fees were deferred to cash in 2013. The amount for Ms. Moore represents interest paid on her prior cash deferrals at 4.77 percent.

(2) The amounts in this column reflect the aggregate grant date fair value, computed in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation-Stock Compensation (“ASC Topic 718”), with respect to stock awards received by directors for service on the ONEOK Board of Directors. Since the shares are issued free of any restrictions on the grant date, the grant date fair value of these awards is based on the average of the high and low stock price for ONEOK common stock on the NYSE on the date of grant. During 2013, the nonemployee directors each received 2,757 shares of ONEOK common stock with a grant date fair value of $135,000 for service on the ONEOK Board. Ms. Moore elected to defer all of her shares and her phantom stock account was credited with 2,758 shares of ONEOK common stock, which includes one additional share attributable to uninvested cash in her existing phantom account.
(3) Reflects above-market earnings on Board of Directors fees deferred to cash under the ONEOK Deferred Compensation Plan for Non-Employee Directors which provides for payment of interest on cash deferrals at a rate equal to Moody’s Long-Term Corporate Bond Yield AAA on the first business day of the plan year, plus 100 basis points. The interest crediting rate for 2013, was 4.77 percent.

Compensation Committee Interlocks and Insider Participation

Our Executive Compensation Committee was not established until January 31, 2014. Therefore, no directors served on our Executive Compensation Committee during 2013. No member of the Executive Compensation Committee was an officer or employee of the company or any of its subsidiaries during 2013, and no member of this committee was formerly an officer of the company or any of its subsidiaries. In addition, during 2013, none of our executive officers served as a member of a compensation committee or board of directors of any other entity that had an executive officer of such entity serving as a member of our Board.

During 2013, Ms. Moore served as the Vice-Chair of the ONEOK Executive Compensation Committee and Mr. Rodriquez served as a member of the ONEOK Executive Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Prior to January 31, 2014, ONEOK beneficially owned all of the outstanding shares of our common stock. After the distribution, ONEOK does not own any shares of our common stock.

The following table provides information with respect to the expected beneficial ownership of our common stock by (1) each of our shareholders who we believe will be a beneficial owner of more than 5 percent of our outstanding common stock, (2) each of the persons nominated to serve as our directors, (3) each officer named in the Summary Compensation Table, and (4) all of our executive officers and directors as a group. We based the share amounts on each person’s beneficial ownership of ONEOK common stock as of December 31, 2013, unless we indicate some other basis for the share amounts and assuming a distribution ratio of one share of our common stock for every four shares of ONEOK common stock.

Except as otherwise noted in the footnotes below, each person or entity identified below has sole voting and investment power with respect to such securities. Following the distribution, we have outstanding an aggregate of approximately 51.6 million shares of common stock, based upon approximately 206.4 million shares of ONEOK common stock outstanding on December 31, 2013, excluding treasury shares and applying the distribution ratio of one share of our common stock for every four shares of ONEOK common stock held as of the record date. We do not currently have and, immediately following the distribution, we do not expect to have any outstanding stock options or warrants to purchase common stock, and the number of shares does not include any such options or warrants.

Directors and officers who owned ONEOK common stock at the time of the distribution participated in the distribution on the same terms as other holders of ONEOK common stock.

Name and Address of Beneficial Owner	Shares of ONEOK Common Stock Beneficially Owned(1)		ONEOK Directors’ Deferred Compensation Plan Phantom Stock	Total Shares of ONEOK Common Stock Beneficially Owned Plus ONEOK Directors’ Deferred Compensation Plan Phantom Stock	ONEOK Percent of Class(3)	Total Shares of ONE Gas Common Stock Upon Completion of Transaction		ONE Gas Percent of Class(4)

BlackRock, Inc. 40 East 52nd Street New York, NY 10022	12,950,245	(5)	—	—	6.3%	3,237,561		6.3%
The Vanguard Group, Inc. 100 Vanguard Blvd. Malvern, PA 19355	12,058,256	(6)	—	—	5.9%	3,014,564		5.9%
State Street Corporation State Street Financial Center One Lincoln Street Boston, MA 02111	10,289,856	(7)	—	—	5.0%	2,572,464		5.0%
John W. Gibson 100 W. Fifth Street Tulsa, OK 74103	867,127	(8)	—	—	*	216,781	(10)	*
Pierce H. Norton II 100 W. Fifth Street Tulsa, OK 74103	174,359		—	—	*	43,589	(10)	*
Pattye L. Moore 13801 Plantation Way Edmond, OK 73013	2,000		80,072	82,072	*	20,518	(10)	*
Eduardo A. Rodriguez 5809 Kingsfield Ave. El Paso, TX 79912	18,105		2,322	20,427	*	5,106	(10)	*
Robert B. Evans 100 College Street Minden, LA 71055	—		—	—	—%	—	(10)	—%
Michael G. Hutchinson 6515 E. Union Ave., Unit 237 Denver, CO 80237	—		—	—	—%	—	(10)	—%
Douglas H. Yaeger 9846 Copper Hill Road St. Louis, MO 63124	—		—	—	—%	—	(10)	—%
Curtis L. Dinan 100 W. Fifth Street Tulsa, OK 74103	130,815	(9)	—	—	*	32,703		*
Caron A. Lawhorn 100 W. Fifth Street Tulsa, OK 74103	152,451		—	—	*	38,112		*
Gregory A. Phillips 100 W. Fifth Street Tulsa, OK 74103	75,002		—	—	*	18,750		*
Joseph L. McCormick 100 W. Fifth Street Tulsa, OK 74103	49,114		—	—	*	12,278		*
* Less than one percent

(1) Includes shares of common stock held by members of the family of the director or executive officer for which the director or executive officer has sole or shared voting or investment power, shares of common stock held in the ONEOK Direct Stock Purchase and Dividend Reinvestment Plan, shares held through the ONEOK 401(k) Plan, and shares that the director or executive officer had the right to acquire within 60 days of December 31, 2013.
(2) Represents shares of phantom stock credited to a ONEOK, Inc. director’s account under the ONEOK, Inc. Deferred Compensation Plan for Non-Employee Directors. Each share of phantom stock is equal to one share of ONEOK common stock. Phantom stock has no voting other shareholder rights, except that dividend equivalents are paid on phantom stock and reinvested in additional shares of phantom stock based on the average of the high and low trading prices of ONEOK common stock on the NYSE on the date the dividend equivalent was paid. Shares of phantom stock do not give the holder beneficial ownership of any shares of ONEOK common stock because they do not give such holder the power to vote or dispose of any shares of ONEOK common stock.
(3) The percent of ONEOK voting securities owned is based on ONEOK’s outstanding shares of common stock on December 31, 2013. Shares of ONEOK common stock issuable upon vesting of outstanding equity awards within 60 days of December 31, 2013, are deemed to be outstanding and to be beneficially owned by the director or executive officer holding such options for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(4) The percent of voting securities owned is based on the approximately 206.4 million shares of ONEOK common stock outstanding on December 31, 2013. We have outstanding approximately 51.9 million shares following the distribution based on the shares of ONEOK common stock outstanding on December 31, 2013, excluding treasury shares and applying the distribution ratio of one share for each four shares of ONEOK common stock held as of the record date.
(5) Based upon an amendment to Schedule 13G filed with the SEC on February 5, 2013, in which BlackRock, Inc. reported that, as of December 31, 2012, BlackRock, Inc. through certain of its subsidiaries, beneficially owned in the aggregate 12,950,245 shares of ONEOK, Inc. common stock with respect to which BlackRock, Inc. had sole dispositive and sole voting power.
(6) Based upon an amendment to Schedule 13G filed with the SEC on February 11, 2013, in which The Vanguard Group, Inc. reported that, as of December 31, 2012, The Vanguard Group, Inc. directly and through its wholly-owned subsidiaries, Vanguard Fiduciary Trust Company and Vanguard Investments Australia, Ltd., beneficially owned in the aggregate 12,058,256 shares of ONEOK, Inc. common stock. Of such shares, The Vanguard Group, Inc. reported it had sole dispositive power with respect to 11,719,789 shares, shared dispositive power with respect to 338,467 shares, and sole voting power with respect to 357,267 shares.
(7) Based upon a Schedule 13G filed with the SEC on February 12, 2013, in which State Street Corporation reported that, as of December 31, 2012, State Street Corporation through certain of its direct or indirect subsidiaries, beneficially owned in the aggregate 10,289,856 shares of ONEOK, Inc. common stock with respect to which State Street Corporation had shared dispositive and shared voting power.
(8) Excludes 82,782 shares the receipt of which was deferred by Mr. Gibson upon vesting in January 2010, 98,550 shares the receipt of which was deferred upon vesting in January 2011, and 295,544 shares, the receipt of which was deferred upon vesting in January 2012, in each case under the deferral provisions of the ONEOK, Inc. Equity Compensation Plan. These shares will be issued to Mr. Gibson upon his separation from service at ONEOK, with respect to the 2010 deferred shares, and with respect to the 2011 and 2012 deferred shares, on July 17, 2014, and July 17, 2015, respectively, or upon his separation of service from ONEOK, whichever is later.
(9) Includes 5,200 shares held by Mrs. Curtis L. Dinan. Mr. Dinan disclaims beneficial ownership of these shares. Excludes 25,130 shares the receipt of which was deferred by Mr. Dinan upon vesting in January 2010, 27,594 shares the receipt of which was deferred upon vesting in January 2011, 74,504 shares the receipt of which was deferred by Mr. Dinan upon vesting in January 2012, and 56,000 shares the receipt of which was deferred by Mr. Dinan upon vesting in January 2013, in each case under the deferral provisions of the ONEOK, Inc. Equity Compensation Plan, which shares will be issued to Mr. Dinan upon his separation of service from ONEOK.
(10) In February 2014, we issued shares of our common stock to each nonmanagement member of our board of directors with a value of $85,000 as part of their annual retainer for service on our board.

The following table sets forth for the persons indicated the number of shares of ONEOK common stock (a) which such persons had the right to acquire within 60 days after December 31, 2013, (all such shares were issued upon vesting in January 2013 of restricted stock and performance units granted under the ONEOK, Inc. Long-Term Incentive Plan and the ONEOK, Inc. Equity Compensation Plan, respectively), and (b) which are held on the person’s behalf by the Trustee of the ONEOK 401(k) Plan as of December 31, 2013, and (c) which such persons had the right to acquire within 60 days after December 31, 2013, under the ONEOK Employee Stock Purchase Plan.

Executive Officer/ Director	Restricted Units Vesting within 60 Days	Performance Units Vesting within 60 Days	Stock Held by ONEOK 401(k) Plan	Shares to be Acquired under ONEOK Employee Stock Purchase Plan

Curtis L. Dinan	6,500	52,000	17,875	590
Robert B. Evans	—	—	—	—
John W. Gibson	25,000	200,000	18,153	590
Michael G. Hutchinson	—	—	—	—
Caron A. Lawhorn	4,500	36,000	3,902	420
Joseph L. McCormick	1,200	7,200	5,750	281
Pattye L. Moore	—	—	—	—
Pierce H. Norton II	6,500	52,000	—	590
Gregory A. Phillips	2,000	16,000	14,082	3
Eduardo A. Rodriguez	—	—	—	—
Douglas H. Yaeger	—	—	—	—
All directors and executive officers as a group	45,700	363,200	59,762	2,474

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review of Transactions with Related Persons

Our Board of Directors recognizes that transactions in which we participate and in which a related person (executive officer, director, director nominee, 5 percent or greater shareholder and their immediate family members) has a direct or indirect material interest can present potential or actual conflicts of interest and create the appearance that company decisions are based on considerations other than the best interests of the company and its shareholders. As a general matter, it is our preference to avoid related-person transactions. Nevertheless, we recognize that there are situations where related-person transactions may be in, or may not be inconsistent with, the best interests of the company and its shareholders including, but not limited to, situations where we provide products or services to related persons on an arm’s length basis and on terms comparable with those provided to unrelated third parties.
In the event we enter into a transaction in which an executive officer (other than an employment relationship), director (other than compensation arrangements for service on our Board provided to each director), director nominee, 5 percent or greater shareholder, or a member of their immediate family has a direct or indirect material interest, the transaction is presented to our Audit Committee and, if warranted, our Board, for review to determine if the transaction creates a conflict of interest and is otherwise fair to the company. In determining whether a particular transaction creates a conflict of interest and, if so, is fair to the company, our Audit Committee and, if warranted, our Board of Directors, consider the specific facts and circumstances applicable to each such transaction, including: the parties to the transaction, their relationship to the company and nature of their interest in the transaction; the nature of the transaction; the aggregate value of the transaction; the length of the transaction; whether the transaction occurs in the normal course of our business; the benefits to our company provided by the transaction; if applicable, the availability of other sources of comparable products or services; and, if applicable, whether the terms of the transaction, including price or other consideration, are the same or substantially the same as those available to the company if the transaction were entered into with an unrelated party.

We require each executive officer and director to annually provide us written disclosure of any transaction in which we participate and in which the officer or director or any of his or her immediate family members has a direct or indirect material interest. Our Corporate Governance Committee will review our disclosure of related-party transactions in connection with its annual review of director independence. These procedures are not in writing but will be documented through the meeting agendas and minutes of our Audit and Corporate Governance Committees.

Agreements with ONEOK

We entered into the Separation and Distribution Agreement and several other agreements with ONEOK to effect the separation and provide a framework for our relationships with ONEOK after the distribution. These agreements govern the relationship between us and ONEOK subsequent to the completion of the distribution, and provide for the allocation among us and ONEOK of the assets, liabilities and obligations (including employee benefits and tax-related assets and liabilities) relating to the natural gas distribution business attributable to periods prior to, at and after the distribution. In addition to the Separation and Distribution Agreement (which contains many of the key provisions related to our separation from ONEOK and the distribution of our shares of common stock to ONEOK shareholders), these agreements include:

•	Transition Services Agreement;

•	Tax Matters Agreement; and

•	Employee Matters Agreement.

The agreements described below and the summaries of each of these agreements set forth the terms of the agreements that we believe are material. These summaries are qualified by the full text of the applicable agreements. The agreements entered into with ONEOK were prepared in the context of our separation from ONEOK while we are still part of ONEOK and, accordingly, may not reflect terms that would have resulted from arm’s-length negotiations among unaffiliated third parties.

Separation Costs

Prior to the separation, ONEOK incurred separation costs for professional services, including financial advisors, legal, accounting, information technology, human resources and other business consultants. ONEOK did not allocate these separation costs to us. Subsequent to the separation, we will incur additional expenses as a result of being a stand-alone publicly traded company. Under the terms of the Separation and Distribution Agreement, we are responsible for all costs and expenses that we incur as a stand-alone company after the distribution.

Separation and Distribution Agreement

The Separation and Distribution Agreement sets forth our agreements with ONEOK regarding the principal transactions necessary to effect the separation. It sets forth other agreements that govern certain aspects of our relationship with ONEOK after the completion of the separation.

Transfer of Assets and Assumption of Liabilities - The Separation and Distribution Agreement identifies assets transferred, liabilities assumed, and contracts assigned to each of us and ONEOK as part of the separation, and describes when and how these transfers, assumptions, and assignments occurred. In particular, the Separation and Distribution Agreement provides that, subject to the terms and conditions contained in the agreement:

•
Subject to certain exceptions, all of the assets and liabilities (including whether accrued, contingent or otherwise) primarily used in, related to or arising out of the natural gas distribution business of ONEOK, which provides natural gas distribution services in Kansas, Oklahoma, and Texas, were transferred to us or one of our subsidiaries.

•
Liabilities (including whether accrued, contingent, or otherwise) related to, arising out of or resulting from businesses of ONEOK that were previously terminated or divested will be retained by ONEOK.

•	ONEOK’s retention of liability does not include liabilities associated with the divesture of businesses or assets arising out of the natural gas distribution business.

•
Each party or one of its subsidiaries assumed or retained any liabilities (including under applicable federal and state securities laws) relating to, arising out of or resulting from any registration statement or similar disclosure document that offers for sale by such party any security after the separation.

•
Each party or one of its subsidiaries assumed or retained any liabilities (including under applicable federal and state securities laws) relating to, arising out of or resulting from any registration statement or similar disclosure document that offers for sale any security prior to the separation to the extent such liabilities arise out of, or result from, matters related to their respective businesses.

•
ONEOK assumed or retained any liability relating to, arising out of or resulting from any registration statement or similar disclosure document related to the separation (including the Form 10 and the Information Statement), but only to the extent such liability derives from a material misstatement or omission contained in the portions of the Information Statement that relate to ONEOK. We assumed or retained any other liability relating to, arising out of or resulting from our registration statement or similar disclosure documents related to the separation (including our Form 10 and Information Statement).

•	Each party was responsible for its allocated percentage of any contingent corporate liability that does not relate to either the natural gas distribution business or ONEOK’s remaining businesses.

Except as otherwise set forth in the Separation and Distribution Agreement, the allocation of liabilities with respect to taxes is governed solely by the Tax Matters Agreement, and the allocation of liabilities with respect to employees and employee benefits matters is governed solely by the Employee Matters Agreement, each of which is described below.

Except as expressly set forth in the Separation and Distribution Agreement or any ancillary agreement, all assets were transferred on an “as is,” “where is” basis and the respective transferees bear the economic and legal risks that any conveyance will prove to be insufficient to vest in the transferee good title, free and clear of any security interest, that any necessary consents or governmental approvals are not obtained, and that any requirements of laws or judgments are not complied with.

Certain of the liabilities and obligations assumed by one party or for which one party has an indemnification obligation under the Separation and Distribution Agreement and the other agreements relating to the separation are, and following the separation may continue to be, the legal or contractual liabilities or obligations of another party. Each such party that continues to be subject to such legal or contractual liability or obligation will rely on the applicable party that assumed the liability or obligation or the applicable party that undertook an indemnification obligation with respect to the liability or obligation, as applicable, under the Separation and Distribution Agreement, to satisfy the performance and payment obligations or indemnification obligations with respect to such legal or contractual liability or obligation.

Further Assurances - To the extent that any transfers of assets or assumptions of liabilities contemplated by the Separation and Distribution Agreement were not consummated on or prior to the date of the separation, the parties agreed to cooperate to effect such transfers or assumptions as promptly as practicable following the date of the separation. In addition, each of the parties agreed to cooperate with each other and use commercially reasonable efforts to take or to cause to be taken all actions, and to do, or to cause to be done, all things reasonably necessary under applicable law or contractual obligations to consummate and make effective the transactions contemplated by the Separation and Distribution Agreement and the ancillary agreements.

The Distribution - The Separation and Distribution Agreement also governs the rights and obligations of the parties regarding the distribution. Prior to the distribution, we distributed to ONEOK as a stock dividend the number of shares of our common stock distributable in the distribution. ONEOK then caused its agent to distribute to ONEOK shareholders as of January 21, 2014 (the applicable record date) all the issued and outstanding shares of our common stock.

Releases and Indemnification - Except as otherwise provided in the Separation and Distribution Agreement or any ancillary agreement, each party released and forever discharged the other party and its subsidiaries and affiliates from all liabilities existing or arising from any acts or events occurring or failing to occur or alleged to have occurred or to have failed to occur or any conditions existing or alleged to have existed on or before the separation. The releases do not extend to obligations or liabilities under any agreements between the parties that remain in effect following the separation pursuant to the Separation and Distribution Agreement or any ancillary agreement.

In addition, the Separation and Distribution Agreement provides for cross-indemnities that, except as otherwise provided in the Separation and Distribution Agreement, are principally designed to place financial responsibility for the obligations and liabilities of our business with us and the financial responsibility for the obligations and liabilities of ONEOK’s business with ONEOK. Specifically, each party agreed, and will cause its subsidiaries and affiliates to agree to, indemnify, defend and hold harmless the other party, its affiliates and subsidiaries and each of their officers, directors, employees, and agents for any losses arising out of or otherwise in connection with:

•	the liabilities each such party assumed or retained pursuant to the Separation and Distribution Agreement;

•	the operation of each such party’s business, whether prior to or after the distribution; and

•	any breach by such party of the Separation and Distribution Agreement or ancillary agreement.

Except as otherwise set forth in the Separation and Distribution Agreement, indemnification with respect to taxes is governed solely by the Tax Matters Agreement and indemnification with respect to employee and employee benefits matters is governed solely by the Employee Matters Agreement, each of which is described below.

Legal Matters - Except as otherwise set forth in the Separation and Distribution Agreement (or as further described below), each party to the Separation and Distribution Agreement assumed the liability for, and control of, all pending and threatened legal matters related to its own business or assumed or retained liabilities and indemnified the other party for any liability arising out of or resulting from such assumed legal matters. Each party to a claim agreed to cooperate in defending any claims against the other party for events that took place prior to, on or after the date of separation.

Insurance - Following the separation, we are responsible for obtaining and maintaining our own insurance coverage and are no longer an insured party under ONEOK’s insurance policies, except in specified circumstances set forth in the Separation and Distribution Agreement.

Other Matters Governed by the Separation and Distribution Agreement - Other matters governed by the Separation and Distribution Agreement included access to financial and other information, intellectual property, confidentiality, access to and provision of records and treatment of outstanding guarantees and similar credit support.

Tax Matters Agreement

Allocation of Taxes - In connection with the separation, we and ONEOK entered into the Tax Matters Agreement to govern the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. In general, under the agreement:

•
We are responsible for any and all taxes (and any related interest, penalties or audit adjustments) reportable on a tax return filed by ONEOK or any of its subsidiaries which taxes are attributable to the natural gas distribution business, and ONEOK is responsible for any other taxes reportable on such tax returns;

•	We are responsible for any and all taxes (and any related interest, penalties or audit adjustments) reportable on tax returns that include only us and/or any of our subsidiaries; and

•
We are entitled to any refund of taxes for which we are responsible under the Tax Matters Agreement, and ONEOK will compensate us for any net operating tax losses of the natural gas distribution business for pre-closing periods. ONEOK is entitled to any refund of taxes for which it is responsible under the Tax Matters Agreement.

We settled the foregoing with ONEOK based on the estimated amount of our tax liability (or, if applicable, our estimated right to compensation for net losses), immediately prior to the separation. If such settlement amount is in excess of what is later determined to be due and owing, ONEOK will pay the difference to us, and if such settlement amount is less than what is later determined to be due and owing, we will pay the difference to ONEOK. Similar rules apply to the compensation for certain of our losses, if any. Any settlement payments required to be made under the Tax Matters Agreement shall include interest at a specified rate. Neither party’s obligations under the agreement are limited in amount or subject to any cap.

The agreement also assigns responsibilities for administrative matters, such as the filing of returns, payment of taxes due, retention of records and conduct of audits, examinations or similar proceedings. In addition, the agreement provides for cooperation and information sharing with respect to tax matters.

ONEOK is primarily responsible for preparing and filing any tax return with respect to the ONEOK affiliated group for U.S. federal income tax purposes and with respect to any consolidated, combined, unitary or similar group for U.S. state or local income tax purposes or U.S. state or local nonincome tax purposes that includes ONEOK or any of its subsidiaries, including those that also include us and/or any of our subsidiaries. We are generally responsible for preparing and filing any tax returns that include only us and/or any of our subsidiaries.

The party responsible for preparing and filing a given tax return generally has exclusive authority to control tax contests related to any such tax return. We generally have exclusive authority to control tax contests with respect to tax returns that include only us and/or any of our subsidiaries.

Preservation of the Tax-Free Status of Certain Aspects of the Separation. We and ONEOK intend the distribution to qualify as a tax-free transaction to ONEOK, us, and the ONEOK shareholders under Sections 355 and 368(a)(1)(D) of the Code. In addition, we and ONEOK intend for certain related transactions to qualify for tax-free treatment under U.S. federal, state and local tax law.

ONEOK has received the IRS Ruling to the effect that the distribution, together with certain related transactions, will qualify as a transaction that is tax-free to ONEOK, us and the ONEOK shareholders for U.S. federal income tax purposes under Sections 355, 368(a)(1)(D) and other related provisions of the Code. In addition, ONEOK received an opinion from Skadden, Arps, Slate, Meagher & Flom LLP tax counsel to ONEOK, which opinion relies on the continued validity of the IRS Ruling with respect to certain issues relating to the tax-free nature of the transaction that are not addressed in or covered by the IRS Ruling. In connection with the IRS Ruling and the opinion, we and ONEOK have made and will make certain representations regarding the past and future conduct of our respective businesses and certain other matters.

We also made certain covenants that include restrictions on us intended to preserve the tax-free status of the distribution and certain related transactions. We may take certain actions prohibited by these covenants only if ONEOK receives an IRS ruling or we obtain and provide to ONEOK an opinion from U.S. tax counsel or an accountant of recognized national standing, in either case acceptable to ONEOK in its sole and absolute discretion, to the effect that such action would not jeopardize the tax-free status of the distribution and certain related transactions. We will be barred from taking any action, or failing to take any action, where such action or failure to act adversely affects or could reasonably be expected to adversely affect the tax-free status of these transactions, for all periods. In addition, during the time period ending two years after the date of the distribution, these covenants include specific restrictions on our ability to:

•	issue or sell stock or other securities (including securities convertible into our stock but excluding certain compensatory arrangements) or merge or consolidate with another party;

•	sell assets outside the ordinary course of business, or materially change the manner of operating our business; and

•	enter into any other corporate transaction which would cause us to undergo a 40 percent or greater change in our stock ownership.

We generally agreed to indemnify ONEOK and its affiliates against any and all tax-related liabilities incurred by them relating to the distribution and/or certain related transactions to the extent caused by an acquisition of our stock or assets or by any other action we undertake. This indemnification applies even if ONEOK has permitted us to take an action that would otherwise have been prohibited under the tax-related covenants described above.

Transition Services Agreement

The Transition Services Agreement with ONEOK provides for an orderly transition to being an independent, publicly traded company. Under the Transition Services Agreement, ONEOK agreed to provide us, and we agreed to provide ONEOK, with various services, including services relating to treasury and risk management, environmental management, tax compliance, telecommunications services and information technology services.

Under the Transition Services Agreement, we pay a fee to ONEOK for the services needed by us and ONEOK pays a fee to us for the services needed by it, which fees are intended to allow the relevant service provider to recover all of its direct and indirect costs, without profit. The Transition Services Agreement was negotiated in the context of a parent-subsidiary relationship and in the context of the separation of ONEOK into two companies. Unless specifically indicated in the agreement, all services provided under the Transition Services Agreement are provided for a specified period of time generally not to extend beyond 12 to 24 months, although the parties may mutually agree to terminate some or all of those services in advance of the specified time period. After the expiration of the arrangements contained in the Transition Services Agreement, we may not be able to replace these services in a timely manner or on terms and conditions, including cost, as favorable as those we have received from ONEOK. We are developing a plan to increase our own internal capabilities in the future to reduce our reliance on ONEOK for these services. We will have the right to receive reasonable information with respect to the charges to us by ONEOK and other service providers for transition services provided by them.

Employee Matters Agreement

The Employee Matters Agreement with ONEOK allocates liabilities and responsibilities relating to employee compensation and benefit plans and programs and other related matters in connection with the separation, including the treatment of outstanding incentive awards and certain retirement and welfare benefit obligations. The Employee Matters Agreement also provided for the equitable adjustment of outstanding ONEOK stock-based incentive compensation awards in connection with the distribution, as described above in the section entitled “Compensation Discussion and Analysis - Effects of Separation on Outstanding Executive Compensation Awards.”

Our participation in the ONEOK benefit plan arrangements generally ceased to be effective as of January 1, 2014, other than certain ONEOK equity plans and severance arrangements, in which we continued to participate until the separation date. The Employee Matters Agreement provides as a general matter that we and ONEOK retain liability for employees and other individual service providers historically associated with our and their respective businesses.

Director Interlocks

John W. Gibson, previously the chief executive officer and chairman of each of ONEOK and ONEOK Partners, resigned as an employee of ONEOK on January 31, 2014, and became the nonexecutive chairman of our Board of Directors and the boards of directors of each of ONEOK and ONEOK Partners.

Director Independence

Our corporate governance guidelines provide that a majority of our board of directors will be “independent” under the applicable independence requirements of the NYSE. These guidelines and the rules of the NYSE provide that, in qualifying a director as “independent,” the board must make an affirmative determination that the director has no material relationship with our company, either directly or as a partner, shareholder or officer of an organization that has a relationship with our company.

Our Board of Directors has determined affirmatively that members Robert B. Evans, Michael G. Hutchinson, Pattye L. Moore, Eduardo A. Rodriguez and Douglas H. Yaeger have no material relationship with our company, and each qualifies as “independent” under our corporate governance guidelines, our director independence guidelines and the rules of the NYSE. The determination that these members of our board have no material relationship with our company was made by the board in accordance with the director independence guidelines adopted by our board that specify the types of relationships the board has determined to be categorically immaterial. Directors who meet these standards are considered to be “independent.” The full text of our director independence guidelines is published on and may be printed from our website at www.onegas.com and is also available from our corporate secretary upon request.

In determining whether certain of our directors qualify as “independent” under our director independence guidelines, our board considered the receipt by certain directors or their immediate family members (or entities of which they are members, directors, partners, executive officers, or counsel) of natural gas service from us at regulated rates on terms generally available to all of our customers (and, in the case of an entity, in an amount that is less than the greater of $1 million or 2 percent of the entity’s gross revenue for its last fiscal year). In each case, the board determined these relationships to be in the ordinary course of business at regulated rates or on substantially the same terms available to non-affiliated third parties and to be immaterial in amounts to both our company and the director.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit services provided by PricewaterhouseCoopers LLP during the 2013 fiscal year included integrated audits of the ONE Gas, Inc. and ONE Gas Predecessor financial statements and internal control over financial reporting and review of documents filed with the SEC.

The following table presents fees billed for services rendered by PricewaterhouseCoopers LLP for the year ended December 31, 2013:

2013
(Thousands of dollars)
Audit fees	$450.0
Audit-related fees	—
Tax fees	—
All other fees	—
Total	$450.0

Audit Committee Policy on Services Provided by Independent Auditor

Consistent with SEC and NYSE policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work for the independent auditor.  In recognition of this responsibility, the Audit Committee intends to adopt a policy with respect to the pre-approval of audit and permissible nonaudit services provided by the independent auditor.

Prior to the formation of the Audit Committee, the Board of Directors approved the engagement of PricewaterhouseCoopers LLP as our independent auditor for the 2013 audit. Following the formation of the Audit Committee, the chairman of the Audit committee also approved the engagement of PricewaterhouseCoopers LLP as our independent auditor for the 2013 audit. The engagement included: audit services comprised of work performed in the audit of our financial statements and to attest our internal controls over financial reporting for ONE Gas, Inc. and ONE Gas Predecessor, as well as work that only the independent auditor can reasonably be expected to provide, including attestation services and assistance with the review of documents filed with the SEC. There were no expectations of audit-related, tax, or other permissible nonaudit services required from the independent auditor.

Audit fees are budgeted, and our Audit Committee requires the independent auditor and management to report actual fees compared with budgeted fees periodically by category of service.

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements		Page No.

(a)	Report of Independent Registered Public Accounting Firm for ONE Gas, Inc.	41

(b)	ONE Gas, Inc. Balance Sheet as of December 31, 2013	42

(c)	ONE Gas, Inc. Notes to the Financial Statements	43-44

(d)	Report of Independent Registered Public Accounting Firm for ONE Gas Predecessor	45

(e)	ONE Gas Predecessor Statements of Income for the years ended December 31, 2013, 2012 and 2011	46

(f)	ONE Gas Predecessor Balance Sheets as of December 31, 2013 and 2012	47-48

(g)	ONE Gas Predecessor Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011	49

(h)	ONE Gas Predecessor Statements of Changes in Owner’s Net Investment for the years ended December 31, 2013, 2012 and 2011	50

(i)	ONE Gas Predecessor Notes to Financial Statements	51-68

(2) Financial Statements Schedules

All schedules have been omitted because of the absence of conditions under which they are required.

(3) Exhibits

2.1
Separation and Distribution Agreement, dated as of January 14, 2014, by and between ONE Gas, Inc. and
ONEOK, Inc. (incorporated by reference to Exhibit 2.1 to ONE Gas, Inc.’s Current Report on Form 8-K
filed on January 15, 2014 (File No. 1-13643)).

3.1
Amended and Restated Certificate of Incorporation of ONE Gas, Inc., dated January 31, 2014 (incorporated by reference from Exhibit 4.5 to ONE Gas, Inc.’s Registration Statement on Form S-8 filed on January 31,
2014 (File No. 333-196360)).

3.2	Amended and Restated By-Laws of ONE Gas, Inc. (incorporated by reference from Exhibit 4.6 to ONE Gas, Inc.’s Registration Statement on Form S-8 filed on January 31, 2014 (File No. 333-196360)).

4.1	Form of Common Stock Certificate (incorporated by reference from Exhibit 4.2 to ONE Gas, Inc.’s Registration Statement on Form 10 filed on October 1, 2013 (File No. 1-36108)).

4.2
Indenture, dated January 27, 2014, between ONE Gas, Inc. and U.S. Bank National Association, as trustee
(incorporated by reference to Exhibit 10.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on
January 30, 2014 (File No. 1-36108)).

4.3
First Supplemental Indenture, dated January 27, 2014, between ONE Gas, Inc. and U.S. Bank National
Association, as trustee, with respect to the 2.070% Senior Notes due 2019, the 3.610% Senior Notes due
2024 and 4.658% Senior Notes due 2044 (incorporated by reference to Exhibit 10.2 to ONE Gas, Inc.’s
Current Report on Form 8-K filed on January 30, 2014 (File No. 1-36108)).

4.4
Registration Rights Agreement, dated January 27, 2014, among Morgan Stanley & Co. LLC, J.P. Morgan
Securities LLC and RBS Securities Inc., as representatives of the several initial purchasers named therein
(incorporated by reference to Exhibit 10.3 to ONE Gas, Inc.’s Current Report on Form 8-K filed on
January 30, 2014 (File No. 1-36108)).

10.1
Tax Matters Agreement, dated as of January 14, 2014, by and between ONE Gas, Inc. and ONEOK, Inc.
(incorporated by reference to Exhibit 10.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on January
15, 2014 (File No. 1-36108)).

10.2
Transition Services Agreement, dated January 14, 2014, by and between ONE Gas, Inc. and ONEOK, Inc.
(incorporated by reference to Exhibit 10.2 to ONE Gas, Inc.’s Current Report on Form 8-K filed on January
15, 2014 (File No. 1-36108)).

10.3
Employee Matters Agreement, dated January 14, 2014, by and between ONE Gas, Inc. and ONEOK, Inc.
(incorporated by reference to Exhibit 10.3 to ONE Gas, Inc.’s Current Report on Form 8-K filed on January
15, 2014 (File No. 1-36108)).

10.4
Form of ONE Gas, Inc. Indemnification Agreement between ONE Gas, Inc. and ONE Gas, Inc. officers and directors (incorporated by reference from Exhibit 10.5 to ONE Gas, Inc.’s Registration Statement on Form
10 filed on October 1, 2013 (File No. 1-36108)).

10.5	Form of ONE Gas, Inc. Annual Officer Incentive Plan (incorporated by reference from Exhibit 10.6 to ONE Gas, Inc.’s Registration Statement on Form 10 filed on December 23, 2013 (File No. 1-36108)).

10.6
Form of ONE Gas, Inc. Pre-2005 Nonqualified Deferred Compensation Plan (incorporated by reference from Exhibit 10.7 to ONE Gas, Inc.’s Registration Statement on Form 10 filed on December 23, 2013 (File
No. 1-36108)).

10.7
Form of ONE Gas, Inc. Employee Nonqualified Deferred Compensation Plan (incorporated by reference from Exhibit 10.8 to ONE Gas, Inc.’s Registration Statement on Form 10 filed on December 23, 2013 (File
No. 1-36108)).

10.8
Form of ONE Gas, Inc. Pre-2005 Supplemental Executive Retirement Plan (incorporated by reference from
Exhibit 10.9 to ONE Gas, Inc.’s Registration Statement on Form 10 filed on December 23, 2013 (File No.
1-36108)).

10.9
Form of ONE Gas, Inc. Supplemental Executive Retirement Plan (incorporated by reference from Exhibit
10.10 to ONE Gas, Inc.’s Registration Statement on Form 10 filed on December 23, 2013 (File No.
1-36108)).

10.10
Credit Agreement, dated as of December 20, 2013, among ONE Gas, Inc., Bank of America, N.A., as administrative agent, swingline lender and a letter of credit issuer, and the other lenders and letter of credit issuers parties thereto (incorporated by reference to Exhibit 10.2 to ONEOK, Inc.’s Current Report on Form
8-K filed on December 23, 2013 (File No. 1-13643)).

10.11
Form of ONE Gas, Inc. Officer Change in Control Severance Plan (incorporated by reference from
Exhibit 10.12 to ONE Gas, Inc.’s Registration Statement filed on Form 10 filed on December 23, 2013 (File
No. 1-36108)).

10.12	Form of ONE Gas, Inc. Equity Compensation Plan (incorporated by reference from Exhibit 10.13 to ONE Gas, Inc.’s Registration Statement on Form 10 filed on December 23, 2013 (File No. 1-36108)).

10.13	Form of 2014 Restricted Unit Award Agreement.

10.14	Form of 2014 Performance Unit Award Agreement.

10.15	Form of 2013 Restricted Unit Award Agreement.

10.16	Form of 2013 Performance Unit Award Agreement.

10.17	Form of 2012 Restricted Unit Award Agreement.

10.18	Form of 2012 Performance Unit Award Agreement.

10.19	ONE Gas, Inc. Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.16 to ONE Gas, Inc.’s Registration Statement on Form 10 filed on December 23, 2013 (File No. 1-36108)).

10.20
ONE Gas, Inc. Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to
Exhibit 10.1 to ONE Gas, Inc. Current Report on Form 8-K filed on February 24, 2014 (File No. 1-36108)).

10.21
ONE Gas, Inc. 401(k) Plan of ONE Gas Employees and Former ONE Gas Employees effective as of January
1, 2014 (incorporated by reference from Exhibit 4.4 to ONE Gas, Inc.’s Registration Statement on Form S-8
filed on January 31, 2014 (File No. 333-196360)).

12.1	Computation of Ratio of Earnings to Fixed Charges for the years ended December 31, 2013, 2012, 2011, 2010 and 2009.

21.1	Subsidiaries of ONE Gas, Inc.

23.1	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP.

31.1	Certification of Pierce H. Norton II pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Curtis L. Dinan pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Pierce H. Norton II pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Curtis L. Dinan pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101. PRE	XBRL Presentation Linkbase Document.

101.DEF	XBRL Extension Definition Linkbase Document.

Attached as Exhibit 101 to this Annual Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) ONE Gas, Inc. Balance Sheet for the year ended December 31, 2013; (iii) ONE Gas, Inc. Notes to Balance Sheet; (iv) ONE Gas Predecessor Statements of Income for the years ended December 31, 2013, 2012 and 2011; (v) ONE Gas Predecessor Balance Sheets for the years ended December 31, 2013 and 2012; (vi) ONE Gas Predecessor Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; (vii) ONE Gas Predecessor Statements of Owners Net Investment for the years ended December 31, 2013, 2012 and 2011; and (vii) ONE Gas Predecessor Notes to Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Annual Report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 25, 2014		ONE Gas, Inc.
Registrant

	By:	/s/ Curtis L. Dinan
Curtis L. Dinan
Senior Vice President,
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 25th day of February 2014.

/s/ John W. Gibson	/s/ Pierce H. Norton II
John W. Gibson	Pierce H. Norton II
Chairman of the Board	President and Chief Executive Officer

/s/ Curtis L. Dinan	/s/ Robert B. Evans
Curtis L. Dinan	Robert B. Evans
Senior Vice President,	Director
Chief Financial Officer and Treasurer
(Principal Accounting Officer)

/s/ Michael G. Hutchinson	/s/ Pattye L. Moore
Michael G. Hutchinson	Pattye L. Moore
Director	Director

/s/ Eduardo A. Rodriguez	/s/ Douglas H. Yaeger
Eduardo A. Rodriguez	Douglas H. Yaeger
Director	Director