Form 10-Q
period 2014-03-31
ONE Gas, Inc.
filed 2014-05-06
CIK 1587732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014.
OR
___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________.

Commission file number   001-36108

ONE Gas, Inc.
(Exact name of registrant as specified in its charter)

Oklahoma	46-3561936
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 West Fifth Street, Tulsa, OK	74103
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code   (918) 947-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes X No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer X             Accelerated filer __             Non-accelerated filer __             Smaller reporting company__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __ No X

On April 25, 2014, the Company had 51,974,601 shares of common stock outstanding.

This page intentionally left blank.

ONE Gas, Inc.

As used in this Quarterly Report, references to “we,” “our,” “us” or the “company” refer to ONE Gas, Inc., an Oklahoma corporation, and its predecessors and subsidiary, unless the context indicates otherwise.

The statements in this Quarterly Report that are not historical information, including statements concerning plans and objectives of management for future operations, economic performance or related assumptions, are forward-looking statements.  Forward-looking statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “should,” “goal,” “forecast,” “guidance,” “could,” “may,” “continue,” “might,” “potential,” “scheduled” and other words and terms of similar meaning.  Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that such expectations or assumptions will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Forward-Looking Statements,” in this Quarterly Report and under Part I, Item IA, “Risk Factors,” in our Annual Report.

INFORMATION AVAILABLE ON OUR WEBSITE

We make available, free of charge, on our website (www.onegas.com) copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act and reports of holdings of our securities filed by our officers and directors under Section 16 of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.  Copies of our Code of Business Conduct and Ethics, Corporate Governance Guidelines and Director Independence Guidelines are also available on our website, and we will provide copies of these documents upon request.  Our website and any contents thereof are not incorporated by reference into this report.

We also make available on our website the Interactive Data Files required to be submitted and posted pursuant to Rule 405 of Regulation S-T.

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

Annual Report	Annual Report on Form 10-K for the year ended December 31, 2013
CERCLA	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
Clean Air Act	Federal Clean Air Act, as amended
Clean Water Act	Federal Water Pollution Control Amendments of 1972, as amended
DOT	United States Department of Transportation
Employee Matters Agreement	Employee Matters Agreement dated January 14, 2014, between ONEOK and ONE Gas
EPA	United States Environmental Protection Agency
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	Accounting principles generally accepted in the United States of America
GRIP	Texas Gas Reliability Infrastructure Program
HDDs	Heating Degree Days
KDHE	Kansas Department of Health and Environment
LDCs	Local distribution companies
LIBOR	London Interbank Offered Rate
MMcf	Million cubic feet
NYSE	New York Stock Exchange
OCC	Oklahoma Corporation Commission
ONE Gas	ONE Gas, Inc.
ONE Gas Credit Agreement	ONE Gas’ $700 million revolving credit agreement dated December 20, 2013 and effective January 31, 2014
ONE Gas Predecessor
ONE Gas, Inc.’s predecessor for accounting purposes that consists of the business attributable to ONEOK’s natural gas distribution segment that was transferred to ONE Gas, Inc. in connection with its
  separation from ONEOK

ONEOK	ONEOK, Inc. and its subsidiaries
ONEOK Partners	ONEOK Partners, L.P. and its subsidiaries
PBRC	Performance-Based Rate Change
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
Pipeline Safety Improvement Act	Pipeline Safety Improvement Act of 2002, as amended
Pipeline Safety, Regulatory Certainty and Job Creation Act	Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011, as amended
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
RICE NESHAP	National Emission Standards for Hazardous Air Pollutants for Reciprocating Internal Combustion Engines
RRC	Railroad Commission of Texas
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Separation and Distribution Agreement	Separation and Distribution Agreement dated January 14, 2014, between ONEOK and ONE Gas
Tax Matters Agreement	Tax Matters Agreement dated January 14, 2014, between ONEOK and ONE Gas
Transition Services Agreement	Transition Services Agreement dated January 14, 2014, between ONEOK and ONE Gas
XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ONE Gas, Inc.
STATEMENTS OF INCOME
	Three Months Ended
	March 31,
(Unaudited)	2014	2013
	(Thousands of dollars, except per share amounts)
Revenues	$766,178	$635,933
Cost of natural gas	506,342	384,259
Net margin	259,836	251,674
Operating expenses
Operations and maintenance	103,499	99,694
Depreciation and amortization	31,460	34,867
General taxes	15,524	15,275
Total operating expenses	150,483	149,836
Operating income	109,353	101,838
Other income	633	1,696
Other expense	(1,148)	(1,077)
Interest expense	(12,950)	(15,306)
Income before income taxes	95,888	87,151
Income taxes	(36,812)	(33,659)
Net income	$59,076	$53,492

Earnings per share (Note 5)
Basic	$1.13	$1.02
Diluted	$1.13	$1.02

Average shares (thousands)
Basic	52,334	52,319
Diluted	52,512	52,319
See accompanying Notes to Financial Statements.

ONE Gas, Inc.
STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(Unaudited)	2014	2013
	(Thousands of dollars)
Net income	$59,076	$53,492
Other comprehensive income (loss), net of tax
Change in pension and postretirement benefit plan liability, net of tax of $2,124 and $0, respectively	(3,393)	—
Total other comprehensive income (loss), net of tax	(3,393)	—
Comprehensive income	$55,683	$53,492
See accompanying Notes to Financial Statements.

ONE Gas, Inc.
BALANCE SHEETS

	March 31,	December 31,
(Unaudited)	2014	2013
Assets	(Thousands of dollars)
Property, plant and equipment
Property, plant and equipment	$4,628,598	$4,534,074
Accumulated depreciation and amortization	1,516,458	1,489,216
Net property, plant and equipment	3,112,140	3,044,858
Current assets
Cash and cash equivalents	178,646	3,171
Accounts receivable, net	398,809	356,988
Natural gas in storage	81,654	166,128
Regulatory assets (Note 2)	29,916	21,657
Other current assets	35,323	54,240
Total current assets	724,348	602,184
Goodwill and other assets
Regulatory assets (Note 2)	333,201	23,822
Goodwill	157,953	157,953
Other assets	54,376	17,658
Total goodwill and other assets	545,530	199,433
Total assets	$4,382,018	$3,846,475
See accompanying Notes to Financial Statements.

ONE Gas, Inc.
BALANCE SHEETS
(Continued)
	March 31,	December 31,
(Unaudited)	2014	2013
Equity and Liabilities	(Thousands of dollars)
Equity and long-term debt
Preferred stock, $0.01 par value: authorized 50,000,000 shares; no shares issued	$—	$—
Common stock, $0.01 par value: authorized 250,000,000 shares; issued and outstanding 51,973,052 shares at March 31, 2014; authorized 1,000 shares, issued and outstanding 100 shares at December 31, 2013	520	—
Paid-in capital	1,752,105	—
Accumulated other comprehensive income (loss)	(3,393)	—
Retained earnings	33,500	—
Owner’s net investment	—	1,239,023
Total equity	1,782,732	1,239,023
Long-term debt, excluding current maturities	1,201,316	1,318
Long-term line of credit with ONEOK	—	1,027,631
Total equity and long-term debt	2,984,048	2,267,972
Current liabilities
Current maturities of long-term debt	6	6
Short-term note payable to ONEOK	—	444,960
Affiliate payable	—	22,403
Accounts payable	175,526	169,500
Current income taxes payable	18,965	—
Accrued taxes other than income	56,551	32,426
Customer deposits	58,784	57,360
Other current liabilities	54,155	42,422
Total current liabilities	363,987	769,077
Deferred credits and other liabilities
Deferred income taxes	831,371	743,452
Other deferred credits	202,612	65,974
Total deferred credits and other liabilities	1,033,983	809,426
Commitments and contingencies (Note 7)
Total liabilities and equity	$4,382,018	$3,846,475
See accompanying Notes to Financial Statements.

This page intentionally left blank.

ONE Gas, Inc.
STATEMENTS OF CASH FLOWS
	Three Months Ended
	March 31,
(Unaudited)	2014	2013
	(Thousands of dollars)
Operating activities
Net income	$59,076	$53,492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,460	34,867
Deferred income taxes	152	33,658
Share-based compensation expense	1,794	—
Provision for doubtful accounts	891	618
Changes in assets and liabilities:
Accounts receivable	(42,712)	(59,597)
Natural gas in storage	84,474	72,859
Asset removal costs	(8,107)	(11,093)
Affiliate payable	—	2,907
Accounts payable	6,091	(15,321)
Current income taxes payable	18,965	—
Accrued taxes other than income	24,125	930
Customer deposits	1,424	269
Regulatory assets and liabilities	11,066	26,350
Other assets and liabilities	(6,601)	17,756
Cash provided by operating activities	182,098	157,695
Investing activities
Capital expenditures	(65,731)	(62,682)
Proceeds from sale of assets	—	2,549
Cash used in investing activities	(65,731)	(60,133)
Financing activities
Settlement of short-term notes payable to ONEOK, net	—	(72,975)
Issuance of debt, net of discounts	1,199,994	—
Long-term debt financing costs	(10,903)	—
Cash payment to ONEOK upon separation	(1,130,000)	—
Issuance of common stock	17	—
Repayment of long-term debt	—	(58)
Distributions to ONEOK	—	(22,157)
Cash provided by (used in) financing activities	59,108	(95,190)
Change in cash and cash equivalents	175,475	2,372
Cash and cash equivalents at beginning of period	3,171	4,040
Cash and cash equivalents at end of period	$178,646	$6,412
See accompanying Notes to Financial Statements.

ONE Gas, Inc.
STATEMENT OF CHANGES IN EQUITY

(Unaudited)	Common Stock Issued	Common Stock	Paid-in Capital	Retained Earnings
	(Shares)	(Thousands of dollars)

January 1, 2014	100	$—	$—	$—
Net income	—	—	—	33,500
Net transfers from ONEOK (Note 1)	—	—	—	—
Reclassification of Owner’s net investment to paid-in capital	—	—	1,750,814	—
Net issuance of common stock at the separation	51,941,136	520	(520)	—
Common stock issued	31,816	—	1,811	—
March 31, 2014	51,973,052	$520	$1,752,105	$33,500
See accompanying Notes to Financial Statements.

ONE Gas, Inc.
STATEMENT OF CHANGES IN EQUITY
(Continued)
(Unaudited)	Owner’s Net Investment	Accumulated Other Comprehensive Income (Loss)	Total Equity
	(Thousands of dollars)

January 1, 2014	$1,239,023	$—	$1,239,023
Net income	25,576	—	59,076
Net transfers from ONEOK (Note 1)	486,215	(3,393)	482,822
Reclassification of Owner’s net investment to paid-in capital	(1,750,814)	—	—
Issuance of common stock at the separation	—	—	—
Common stock issued	—	—	1,811
March 31, 2014	$—	$(3,393)	$1,782,732
See accompanying Notes to Financial Statements.

ONE Gas, Inc.
NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC. These statements also have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The 2013 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes in our Annual Report. Due to the seasonal nature of our business, the results of operations for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for a 12-month period.

Separation - We were a wholly owned subsidiary of ONEOK as of December 31, 2013. Operations of our company are located in the United States and we are comprised of ONEOK’s former natural gas distribution business. On January 8, 2014, ONEOK’s board of directors approved the distribution of all the shares of our common stock to holders of ONEOK common stock.

In order for ONEOK to effect the distribution, we requested, and the SEC declared effective, our registration statement on Form 10 on January 10, 2014. ONEOK transferred all of the assets and liabilities primarily related to its natural gas distribution business to us. Assets and liabilities included accounts receivable and payable, natural gas in storage, regulatory assets and liabilities, pipeline and other natural gas distribution facilities, customer deposits, employee-related assets and liabilities, including amounts attributable to pension and other postretirement benefits, tax-related assets and liabilities and other assets and liabilities primarily associated with providing natural gas distribution service in Oklahoma, Kansas and Texas. Certain corporate assets, such as office space in the corporate headquarters and certain IT hardware and software, were not transferred to us; however, the Transition Services Agreement between ONEOK and us provides access to such corporate assets as necessary to operate our business for a period of time to enable us to obtain the applicable corporate assets.

Immediately prior to the contribution of the natural gas distribution business to us, ONEOK contributed to the capital of the natural gas distribution business all of the amounts outstanding on the natural gas distribution business’ short-term note payable to and long-term line of credit with ONEOK. We received approximately $1.19 billion of cash from a private placement of senior notes, then used a portion of those proceeds to fund a cash payment of approximately $1.13 billion to ONEOK in connection with the separation. Effective January 31, 2014, the number of our authorized shares increased to 250 million shares of common stock and 50 million shares of preferred stock. On January 31, 2014, ONEOK distributed one share of our common stock for every four shares of ONEOK common stock held by ONEOK shareholders of record as of the close of business on January 21, 2014, the record date of the distribution. At the close of business on January 31, 2014, we became an independent, publicly traded company as a result of the distribution. Our common stock began trading “regular-way” under the ticker symbol “OGS” on the NYSE on February 3, 2014.

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

Reorganization Adjustments - In accordance with the terms of the Separation and Distribution Agreement, ONEOK contributed the assets and liabilities of its natural gas distribution business to us. The contributions below represent ONEOK assets and liabilities attributable to pension and other post-retirement employee benefits, general corporate assets and liabilities and related deferred taxes not included previously in the ONE Gas Predecessor balance sheet, but the costs for which were included in ONE Gas Predecessor’s results of operations. The table below also includes the contribution of the short-term note payable to and long-term line of credit with ONEOK previously included in ONE Gas Predecessor balance sheets. The assets and liabilities below were recorded at historical cost as the reorganization was among entities under common control. Net transfers from ONEOK included:

(Thousands of dollars)
Plant, property and equipment, net	$21,459
Regulatory assets, pension and other post-retirement benefits	331,148
Other assets	79,504
Long-term line of credit with ONEOK	1,027,631
Short-term note payable to ONEOK	397,857
Pension and other postretirement benefits - liabilities	(122,909)
Other liabilities	(31,194)
Deferred taxes	(87,281)
Accumulated other comprehensive loss	(3,393)
Net contribution of assets (liabilities)	$1,612,822
Less: Cash paid to ONEOK	1,130,000
Net transfers from ONEOK	$482,822

Basis of Presentation - Prior to our separation from ONEOK, our financial statements were derived from ONEOK’s financial statements, which included its natural gas distribution business as if we, for accounting purposes, had been a separate company for all periods presented. The assets and liabilities in the financial statements have been reflected on a historical basis. The financial statements for periods prior to the separation also include expense allocations for certain corporate functions historically performed by ONEOK, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, information technology and other services. We believe our assumptions underlying the financial statements, including the assumptions regarding the allocation of general corporate expenses from ONEOK, are reasonable. However, the financial statements may not include all of the actual expenses that would have been incurred by us and may not reflect our results of operations, financial position and cash flows had we been a separate publicly traded company during the periods presented prior to the separation.

Because the operations of the natural gas distribution business within ONEOK were conducted through separate divisions, ONEOK’s net investment in us, excluding the long-term line of credit with ONEOK, is shown as owner’s net investment in lieu of stockholder’s equity in the financial statements prior to the separation. Transactions between ONEOK and us which were not part of the long-term line of credit with or the short-term notes payable to ONEOK have been identified in the Statement of Changes in Equity as a net transfer from ONEOK. Transactions with ONEOK’s other operating businesses, which generally settle monthly, are shown as accounts receivable-affiliate or accounts payable-affiliate in periods prior to the separation.

All financial information presented after the separation represents the results of operations, financial position and cash flows of ONE Gas. Accordingly:

•
Our Statements of Income and Comprehensive Income for the three months ended March 31, 2014, consist of the results of ONE Gas for the two months ended March 31, 2014, and the results of ONE Gas Predecessor for the one month ended January 31, 2014. Our Statements of Income and Comprehensive Income for the three months ended March 31, 2013, consist entirely of the results of ONE Gas Predecessor. Our net income for the period prior to January 31, 2014, was recorded to Owner’s Net Investment.

•	Our Balance Sheet at March 31, 2014, consists of the balances of ONE Gas, while at December 31, 2013, it consists of the balances of ONE Gas and ONE Gas Predecessor.

•
Our Statement of Cash Flows for the three months ended March 31, 2014, consists of the results of ONE Gas for the two months ended March 31, 2014, and the results of ONE Gas Predecessor for the one month ended January 31, 2014. Our Statement of Cash Flows for the three months ended March 31, 2013, consists entirely of the results of ONE Gas Predecessor.

•
Our Statement of Changes in Equity for the three months ended March 31, 2014, consists of both the activity for ONE Gas Predecessor prior to January 31, 2014, and the activity for ONE Gas completed in connection with, and subsequent to, the separation on January 31, 2014.

All significant balances and transactions among our divisions have been eliminated.

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

Cash and Cash Equivalents - Cash equivalents consist of highly liquid investments, which are readily convertible into cash and have maturities of three months or less.

Related-Party Transactions - Prior to our separation from ONEOK on January 31, 2014, we had certain transactions with ONEOK, including, but not limited to, natural gas supply, allocated corporate services, employee benefits, cash management, derivatives and long-term lines of credit. Following the separation, we and ONEOK are still providing some services to each other under the Transition Services Agreement, but these services are now considered third-party transactions. The remaining related-party transactions are not material. See Note 7 for disclosures of our agreements with ONEOK after the separation.

Valuation of Deferred Taxes and Liabilities - Through the effective date of the separation, our domestic operations were included in the consolidated federal and state income tax returns of ONEOK, except for certain state filings. The income tax provision has been calculated on a separate return basis for us.

The determination of our effective state tax rate requires judgment, as we did not exist as a stand-alone filer during these periods and the effective state tax rate can change periodically based on changes in our operations. Our effective state tax rate is based upon our current structure and the jurisdictions in which we operate.

Segments - We operate as one business segment: regulated public utilities that deliver natural gas to residential, commercial, industrial and transportation customers. The accounting policies for our segment are the same as described in Note 1 of our Notes to the financial statements in our Annual Report. We evaluate our financial performance principally on operating income. For the three months ended March 31, 2014, and 2013, we had no single external customer from which we received 10 percent or more of our gross revenues.

2.	REGULATORY ASSETS AND LIABILITIES

The table below presents a summary of regulatory assets, net of amortization, and liabilities for the periods indicated:

	March 31, 2014
	Current	Noncurrent	Total
	(Thousands of dollars)
Under-recovered purchased-gas costs	$14,009	$—	$14,009
Pension and postretirement benefit costs (see Note 6)	11,726	319,888	331,614
Reacquired debt costs	812	10,473	11,285
Other	3,369	2,840	6,209
Total regulatory assets, net of amortization	29,916	333,201	363,117
Accumulated removal costs (a)	—	(21,316)	(21,316)
Over-recovered purchased-gas costs (b)	(15,442)	—	(15,442)
Total regulatory liabilities	(15,442)	(21,316)	(36,758)
Net regulatory assets and liabilities	$14,474	$311,885	$326,359
(a) Included in other deferred credits in our Balance Sheets.
(b) Included in other current liabilities in our Balance Sheets.

	December 31, 2013
	Current	Noncurrent	Total
	(Thousands of dollars)
Under-recovered purchased-gas costs	$12,393	$—	$12,393
Pension and postretirement benefit costs	298	9,556	9,854
Reacquired debt costs	812	10,541	11,353
Other	8,154	3,725	11,879
Total regulatory assets, net of amortization	21,657	23,822	45,479
Accumulated removal costs (a)	—	(21,375)	(21,375)
Over-recovered purchased-gas costs (b)	(17,796)	—	(17,796)
Total regulatory liabilities	(17,796)	(21,375)	(39,171)
Net regulatory assets and liabilities	$3,861	$2,447	$6,308
(a) Included in other deferred credits in our Balance Sheets.
(b) Included in other current liabilities in our Balance Sheets.

Regulatory assets on our Balance Sheets, as authorized by the various regulatory commissions, are probable of recovery. Base rates are designed to provide a recovery of cost during the period rates are in effect but do not generally provide for a return on investment for amounts we have deferred as regulatory assets. All of our regulatory assets recoverable through base rates are subject to review by the respective regulatory commissions during future rate proceedings. We are not aware of any evidence that these costs will not be recoverable through either riders or base rates, and we believe that we will be able to recover such costs, consistent with our historical recoveries.

Unrecovered purchased-gas costs represents the costs that have been over- or under-recovered from customers through the purchased-gas cost adjustment mechanisms and includes natural gas utilized in our operations.

3.	CREDIT FACILITIES

ONE Gas Credit Agreement - The ONE Gas Credit Agreement, which became effective upon our separation from ONEOK, and is scheduled to expire in January 2019, contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. The ONE Gas Credit Agreement also contains customary affirmative and negative covenants, including covenants relating to liens, indebtedness of subsidiaries, investments, changes in the nature of business, fundamental changes, transactions with affiliates, burdensome agreements and use of proceeds. In the event of a breach of certain covenants by ONE Gas, amounts outstanding under the ONE Gas Credit Agreement may become due and payable immediately. At March 31, 2014, our debt-to-capital ratio was 40 percent, and we were in compliance with all covenants under the ONE Gas Credit Agreement.

The ONE Gas Credit Agreement includes a $50 million sublimit for the issuance of standby letters of credit and also features an option to request an increase in the size of the facility to an aggregate of $1.2 billion from $700 million upon satisfaction of customary conditions, including receipt of commitments from new lenders or increased commitments from existing lenders. Borrowings made under the facility are available for general corporate purposes. The ONE Gas Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in our credit rating. Based on our current credit ratings, borrowings, if any, will accrue interest at LIBOR plus 79.5 basis points, and the annual facility fee is 8 basis points.

We may reduce the unutilized portion of the ONE Gas Credit Agreement in whole or in part without premium or penalty. The ONE Gas Credit Agreement contains customary events of default. Upon the occurrence of certain events of default, the obligations under the ONE Gas Credit Agreement may be accelerated and the commitments may be terminated.

4.	LONG-TERM DEBT

Senior notes issuance - In January 2014, we completed a private placement of senior notes, consisting of $300 million of 2.07 percent senior notes due 2019, $300 million of 3.61 percent senior notes due 2024 and $600 million of 4.658 percent senior notes due 2044. The net proceeds from the private placement were approximately $1.19 billion and were used to fund a one-time cash payment to ONEOK of approximately $1.13 billion as part of the separation. The remaining portion of the net proceeds was retained by us in order to provide sufficient financial flexibility and to support working capital requirements and capital expenditures.

The indenture governing our senior notes due 2019, 2024 and 2044 includes an event of default upon the acceleration of other indebtedness of $100 million or more. Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding senior notes to declare those senior notes immediately due and payable in full.

We may redeem our senior notes due 2019, 2024 and 2044 at par, plus accrued and unpaid interest to the redemption date, starting one month, three months and six months, respectively, before their maturity dates. Prior to these dates, we may redeem these notes, in whole or in part, at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium. The redemption price will never be less than 100 percent of the principal amount of the respective note plus accrued and unpaid interest to the redemption date. Our senior notes are senior unsecured obligations, ranking equally in right of payment with all of our existing and future unsecured senior indebtedness.

In connection with the issuance of our senior notes due 2019, 2024 and 2044, we entered into a registration rights agreement, pursuant to which we are obligated to use our commercially reasonable efforts to file with the SEC and cause to become effective a registration statement with respect to an offer to exchange each series of our senior notes due 2019, 2024 and 2044 for new notes, with terms substantially identical in all material respects to each such series of our senior notes. Alternatively, if the exchange offers are not available, cannot be completed or notes are ineligible to be exchanged in the exchange offers for one or more series of notes, we will be required to use our commercially reasonable efforts to file a shelf registration statement to cover resales of our senior notes under the Securities Act. If we do not comply with these obligations, we will be required to pay additional interest on our senior notes due 2019, 2024 and 2044 under specified circumstances.

5.	EARNINGS PER SHARE

Basic EPS is based on net income and is calculated based upon the daily weighted-average number of common shares outstanding during the periods presented. Also, this calculation includes fully vested stock awards that have not yet been issued as common stock. Diluted EPS includes the above, plus unvested stock awards granted under our compensation plans, but only to the extent these instruments dilute earnings per share.
On January 31, 2014, 51,941,236 shares of our common stock were distributed to ONEOK shareholders in conjunction with the separation. For comparative purposes, and to provide a more meaningful calculation of weighted-average shares outstanding, we have assumed this amount and any shares associated with fully vested stock awards that have not been issued to be outstanding as of the beginning of each period prior to the separation presented in the calculation of weighted-average shares.

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Three Months Ended March 31, 2014
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$59,076	52,334	$1.13
Diluted EPS Calculation
Effect of dilutive securities	—	178
Net income available for common stock and common stock equivalents	$59,076	52,512	$1.13

	Three Months Ended March 31, 2013
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$53,492	52,319	$1.02
Diluted EPS Calculation
Effect of dilutive securities	—	—
Net income available for common stock and common stock equivalents	$53,492	52,319	$1.02

Dividends - We declared a dividend of $0.28 per share ($1.12 per share on an annualized basis) in April 2014. The quarterly dividend will be made May 15, 2014, to shareholders of record at the close of business on April 30, 2014.

6.	EMPLOYEE BENEFIT PLANS

The assets and liabilities of certain defined benefit plans and postretirement health and welfare benefit plans, allocable to our employees, were transferred to us on January 1, 2014. We recorded sponsored pension and postretirement plan obligations of approximately $1.1 billion, and sponsored pension and postretirement plan assets of approximately $1.0 billion. Additionally, as a result of the transfer of unrecognized losses from ONEOK, our regulatory assets and deferred income taxes increased by approximately $331 million and $86 million, respectively. The amount of plan assets transferred is expected to be adjusted based on final actuarial analyses in the second quarter of 2014.

Prior to the separation, certain ONEOK employees participated in defined benefit pension plans and postretirement health and welfare plans (Shared Plans) sponsored by ONEOK, including employees who directly supported our operations. Through December 31, 2013, we accounted for such Shared Plans as multiemployer benefit plans. Accordingly, we did not record an asset or liability to recognize the funded status of the Shared Plans on our balance sheets until the separation date. We recorded expenses of $13.1 million for the three months ended March 31, 2013, for our allocation of pension costs prior to the separation.

The following tables set forth the components of net periodic benefit cost for our pension and postretirement benefit plans for the periods indicated:

Pension Benefits
Three Months Ended
March 31,
2014
(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$2,768
Interest cost	10,948
Expected return on assets	(14,965)
Amortization of unrecognized prior service cost	137
Amortization of net loss	7,550
Net periodic benefit cost	$6,438

Postretirement Benefits
Three Months Ended
March 31,
2014
(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$1,174
Interest cost	2,901
Expected return on assets	(2,848)
Amortization of unrecognized prior service cost	(440)
Amortization of net loss	992
Net periodic benefit cost	$1,779

We recover qualified pension benefit plan and other postretirement benefit plan costs through rates charged to utility customers. Certain utility commissions require that the recovery of these costs be based on specific guidelines. The difference between these regulatory-based amounts and the periodic benefit cost calculated pursuant to GAAP is deferred as a regulatory asset or liability and amortized to expense over periods in which this difference will be recovered in rates, as promulgated by the applicable utility commission. Regulatory adjustments to the net periodic benefit cost were not material for the three months ended March 31, 2014.

7.	COMMITMENTS AND CONTINGENCIES

Agreements with ONEOK after the Separation - We entered into the Separation and Distribution Agreement and several other agreements with ONEOK to effect the separation and provide a framework for our relationships with ONEOK after the distribution. These agreements govern the relationship between ONEOK and us subsequent to the completion of the distribution. The Separation and Distribution Agreement contains many of the key provisions related to our separation from ONEOK and the distribution of our shares of common stock to ONEOK’s shareholders, including cross-indemnities between us and ONEOK. In general, ONEOK agreed to indemnify us for any liabilities relating to ONEOK’s business following the distribution, including ONEOK Partners and ONEOK’s former Energy Services segments, and we agreed to indemnify ONEOK for any liabilities relating to the natural gas distribution business. If a liability does not relate to either of ONEOK’s remaining business or to our natural gas distribution business, then we and ONEOK will each be responsible for a portion of such liability. In addition to the Separation and Distribution Agreement, we entered into the following agreements with ONEOK related to the separation:

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

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during 2014 and 2013. We do not expect to incur material expenditures for these matters in the future.

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

Pipeline Safety - We are subject to PHMSA regulations, including integrity-management regulations. The Pipeline Safety Improvement Act requires pipeline companies operating high-pressure pipelines to perform integrity assessments on pipeline segments that pass through densely populated areas or near specifically designated high-consequence areas. In January 2012, the Pipeline Safety, Regulatory Certainty and Job Creation Act was signed into law. The law increased maximum penalties for violating federal pipeline safety regulations and directs the DOT and the Secretary of Transportation to conduct further review or studies on issues that may or may not be material to us. These issues include but are not limited to the following:

•	an evaluation of whether natural gas pipeline integrity-management requirements should be expanded beyond current high-consequence areas;

•	a verification of records for pipelines in class 3 and 4 locations and high-consequence areas to confirm maximum allowable operating pressures; and

•	a requirement to test previously untested pipelines operating above 30 percent yield strength in high-consequence areas.

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

8.	DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Accounting Treatment - We record all derivative instruments at fair value, with the exception of normal purchases and normal sales that are expected to result in physical delivery. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it, or if regulatory rulings require a different accounting treatment.

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

We have not elected to designate any of our derivative instruments as hedges. The premiums paid and any cash settlements received associated with the commodity derivative instruments entered into by us are included in, and recoverable through, the purchased-gas cost adjustment mechanisms.

Determining Fair Value - We define fair value as the price that would be received from the sale of an asset or the transfer of a liability in an orderly transaction between market participants at the measurement date. We use the market and income approaches to determine the fair value of our assets and liabilities and consider the markets in which the transactions are executed. We measure the fair value of a group of financial assets and liabilities consistent with how a market participant would price the net risk exposure at the measurement date.

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

Derivative Instruments - At March 31, 2014, we had no purchased natural gas call options. At December 31, 2013, we held purchased natural gas call options with a fair value of $8.7 million. The premiums paid and any cash settlements received are recorded in current regulatory assets as these contracts are included in, and recoverable through, the purchased-gas cost adjustment mechanisms. Additionally, changes in fair value associated with these contracts are deferred as part of our unrecovered purchase gas costs in our balance sheets. We recorded gains of $10.7 million and losses of $6.6 million for the three months ended March 31, 2014 and 2013, respectively, which are deferred as part of our unrecovered purchased-gas costs in current regulatory assets or other current liabilities in our Balance Sheets. Our natural gas call options are classified as Level 1 as fair value amounts are based on unadjusted quoted prices in active markets including NYMEX-settled prices. There were no transfers between levels for the three months ended March 31, 2014 and 2013.

All of our natural gas derivative financial contracts were with ONEOK Energy Services Company, a subsidiary of ONEOK. ONEOK Energy Services Company entered into similar natural gas derivative financial contracts with third parties at our direction and on our behalf. ONEOK announced an accelerated wind down of ONEOK Energy Services Company operations that was completed substantially by March 31, 2014. We have entered into natural gas derivative financial contracts with third parties in the second quarter of 2014.

Other Financial Instruments - The approximate fair value of cash and cash equivalents, accounts receivable and accounts payable is equal to book value, due to the short-term nature of these items. Our cash and cash equivalents are comprised of bank and money market accounts and are classified as Level 1.

The short-term notes payable were due upon demand and, therefore, the carrying amounts approximate fair value and are classified as Level 1. The estimated fair value of our long-term debt, including current maturities, was $1.2 billion at March 31, 2014. The estimated fair value of our long-term line of credit with ONEOK at December 31, 2013, was $1.2 billion. The book value of our long-term debt, including current maturities, was $1.2 billion at March 31, 2014. The book value of our long-term line of credit with ONEOK at December 31, 2013, was $1.0 billion. The estimated fair value of our senior notes at March 31, 2014, was determined using quoted market prices for similar issues with similar terms and maturities, and are considered Level 2. The long-term line of credit was valued using the income approach by discounting the future payments. Significant inputs include the discount rate which we estimated using a rate at which we could have borrowed at each measurement date. Inputs for the long-term line of credit calculation are Level 3.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited financial statements and the Notes to Financial Statements in this Quarterly Report, as well as our Annual Report.  Due to the seasonal nature of our business, the results of operations for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for a 12-month period.

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

Immediately prior to the contribution of the natural gas distribution business to us, ONEOK contributed to the capital of the natural gas distribution business all of the amounts outstanding on the natural gas distribution business’ short-term note payable to and long-term line of credit with ONEOK. We received approximately $1.19 billion of cash from a private placement of senior notes, then used a portion of those proceeds to fund a cash payment of approximately $1.13 billion to ONEOK in connection with the separation. On January 31, 2014, ONEOK distributed one share of our common stock for every four shares of ONEOK common stock held by ONEOK shareholders of record as of the close of business on January 21, 2014, the record date of the distribution. At the close of business on January 31, 2014, we became an independent, publicly traded company as a result of the distribution. Our common stock began trading “regular-way” under the ticker symbol “OGS” on the NYSE on February 3, 2014.

In December 2013, we entered into the ONE Gas Credit Agreement, which became effective upon the distribution.

Dividend - We declared a dividend of $0.28 per share ($1.12 per share on an annualized basis) in April 2014. The quarterly dividend will be made May 15, 2014, to shareholders of record at the close of business on April 30, 2014.

Regulatory Initiatives - Oklahoma - In October 2013, Oklahoma Natural Gas, together with the Public Utility Division of the OCC, filed a joint application to postpone its 2014 rate case. The joint stipulation and settlement agreement in support of this application was approved by the OCC in January 2014. As a result, Oklahoma Natural Gas filed a PBRC application on March 14, 2014, and will file a rate case in 2015 based on a test year consisting of the twelve months ending March 31, 2015. The PBRC filing demonstrates Oklahoma Natural Gas is earning below the range of allowable return on equity and requests an increase in base rates of approximately $16.0 million. The filing also requests an energy efficiency program true-up and utility incentive adjustment of approximately $1.2 million.

Texas - In March 2014, Texas Gas Service and the City of El Paso agreed to enter into an annual rate review mechanism called the El Paso Annual Rate Review (EPARR) in lieu of a filing under the GRIP statute. Texas Gas Service will continue to file under the GRIP statute for other cities in the El Paso service area. The EPARR provides for a streamlined review of Texas Gas Service’s revenue requirement based upon an agreed upon capital structure and return on equity. In April 2014, Texas Gas Service filed its first annual EPARR with the City of El Paso for an increase in revenues of approximately $5.6 million, and GRIP filings for the remainder of the El Paso service area for approximately $0.6 million.

GRIP is a capital-recovery mechanism that allows for an interim rate adjustment providing recovery and a return on incremental capital investments made between rate cases. We filed requests for interim rate relief under the GRIP statute with the City of Austin, Texas, and surrounding communities in February 2014 for approximately $5.2 million. The city councils are expected to take action in May 2014.

In the normal course of business, we have filed requests for interim rate relief under the GRIP and cost-of-service adjustments in various Texas jurisdictions to address investments in rate base and changes in cost of service.

General - Certain costs to be recovered through the ratemaking process have been capitalized as regulatory assets. Should recovery cease due to regulatory actions, certain of these assets may no longer meet the criteria for recognition and accordingly, a writeoff of regulatory assets and stranded costs may be required.

FINANCIAL RESULTS AND OPERATING INFORMATION

Selected Financial Results - The following table sets forth certain selected financial results for our operations for the periods indicated:

	Three Months Ended		Variances
	March 31,		2014 vs. 2013
Financial Results	2014	2013	Increase (Decrease)
	(Millions of dollars, except percentages)
Natural gas sales	$724.7	$598.2	$126.5	21%
Transportation revenues	32.5	29.3	3.2	11%
Cost of natural gas	506.3	384.2	122.1	32%
Net margin, excluding other revenues	250.9	243.3	7.6	3%
Other revenues	8.9	8.4	0.5	6%
Net margin	259.8	251.7	8.1	3%
Operating costs	118.9	115.0	3.9	3%
Depreciation and amortization	31.5	34.9	(3.4)	(10)%
Operating income	$109.4	$101.8	$7.6	7%
Capital expenditures	$65.7	$62.7	$3.0	5%

The following table sets forth our net margin, excluding other revenues, by type of customer, for the periods indicated:

	Three Months Ended		Variances
	March 31,		2014 vs. 2013
Net Margin, Excluding Other Revenues	2014	2013	Increase (Decrease)
Natural gas sales	(Millions of dollars, except percentages)
Residential	$179.6	$176.3	$3.3	2%
Commercial and industrial	37.0	35.8	1.2	3%
Wholesale and public authority	1.8	1.9	(0.1)	(5)%
Net margin on natural gas sales	218.4	214.0	4.4	2%
Transportation margin	32.5	29.3	3.2	11%
Net margin, excluding other revenues	$250.9	$243.3	$7.6	3%

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

We believe that the combination of the significant residential component of our customer base, the fixed charge component of our sales margin and our regulatory rate mechanisms that we have in place result in a stable cash flow profile. The following table sets forth our net margin on natural gas sales by revenue type for the periods indicated:

	Three Months Ended		Variances
	March 31,		2014 vs. 2013
Net Margin on Natural Gas Sales	2014	2013	Increase (Decrease)
Net margin on natural gas sales	(Millions of dollars, except percentages)
Fixed margin	$121.7	$117.3	$4.4	4%
Variable margin	96.7	96.7	—	—%
Net margin on natural gas sales	$218.4	$214.0	$4.4	2%

Net margin increased $8.1 million for the three months ended March 31, 2014, compared with the same period last year, due primarily to the following:

•	an increase of $4.4 million from new rates primarily in Texas;

•	an increase of $3.6 million due to higher sales volumes due primarily to colder-than-normal weather, net of weather normalization;

•	an increase of $3.6 million from higher transportation volumes due primarily to weather-sensitive customers; and

•	an increase of $1.2 million in residential sales due primarily to customer growth; offset partially by

•
a decrease of $5.4 million in rider and surcharge recoveries due to lower ad-valorem surcharge in Kansas, which is offset by lower regulatory amortization in depreciation and amortization expense, and the expiration of the rider associated with the recovery of a take-or-pay settlement in Oklahoma, offset in amortization.

Operating costs increased $3.9 million for the three months ended March 31, 2014, compared with the same period last year, due primarily to the following:

•	an increase of $2.1 million in employee-related expenses; and

•	an increase of $1.0 million in expenses due primarily to our separation from ONEOK.

Depreciation and amortization expense decreased $3.4 million for the three months ended March 31, 2014, compared with the same period last year, due primarily to a decrease in the amortization of the take-or-pay rider in Oklahoma and deferred ad-valorem surcharge rider in Kansas, offset partially by increased depreciation from our capital expenditures.

Capital Expenditures - Our capital expenditures program includes expenditures for pipeline integrity, automated meter reading, extending service to new areas, modifications to customer-service lines, increasing system capabilities and replacements. It is our practice to maintain and upgrade facilities to ensure safe, reliable and efficient operations.

Selected Operating Information - The following tables set forth certain selected operating information for the periods indicated:

	Three Months Ended								Variances
	March 31,								2014 vs. 2013
(in thousands)	2014				2013				Increase (Decrease)
Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	782	589	603	1,974	776	585	595	1,956	6	4	8	18
Commercial and industrial	73	51	35	159	73	51	34	158	—	—	1	1
Wholesale and public authority	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	6	1	12	5	6	1	12	—	—	—	—
Total customers	860	646	642	2,148	854	642	633	2,129	6	4	9	19

	Three Months Ended
	March 31,
Volumes (MMcf)	2014	2013
Natural gas sales
Residential	63,413	55,225
Commercial and industrial	18,321	15,247
Wholesale and public authority	809	2,483
Total volumes sold	82,543	72,955
Transportation	66,976	58,709
Total volumes delivered	149,519	131,664

Residential, commercial and industrial natural gas sales volumes increased for the three months ended March 31, 2014, compared with the same period last year, due primarily to colder temperatures in 2014. The impact on margins was mitigated largely by weather-normalization mechanisms.

Wholesale sales represent contracted natural gas volumes that exceed the needs of our residential, commercial and industrial customer base and are available for sale to other parties. The impact to net margin from changes in volumes associated with these customers is minimal.

	Three months ended
	March 31,
	2014		2013		2014	2013
Heating Degree Days	Actual	Normal	Actual	Normal	Actual as a percent of Normal
Oklahoma	2,142	1,803	1,901	1,803	119%	105%
Kansas	2,879	2,502	2,570	2,502	115%	103%
Texas	984	997	1,053	1,000	99%	105%

Normal HDDs are established through rate proceedings in each of our rate jurisdictions for use primarily in weather normalization billing calculations. Normal HDDs disclosed above are based on:

•	10-year weighted average HDDs as of December 31, 2008, for years 1999-2008, as calculated using 11 weather stations across Oklahoma and weighted on average customer count for Oklahoma;

•
30-year average for years 1981-2010 published by the National Oceanic and Atmospheric Administration, as calculated using 13 weather stations across Kansas and weighted on HDDs by weather station and customers for Kansas; and

•
HDDs which are used primarily in the weather normalization billing calculations for each service area of Texas weighted using a rolling 10-year average of actual natural gas distribution sales volumes by service area for Texas.

Actual HDDs are based on year-to-date 2014, weighted average of:

•	11 weather stations and customers by month for Oklahoma;

•	13 weather stations and customers by month for Kansas; and

•	9 weather stations and natural gas distribution sales volumes by service area for Texas.

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

LIQUIDITY AND CAPITAL RESOURCES

General - From the date of the separation, we have funded operating expenses, working capital requirements, including purchases of natural gas, and capital expenditures primarily with cash from operations and the retained proceeds from our private placement of senior notes in January 2014. Prior to the separation, we relied primarily on operating cash flow and participation in ONEOK’s cash management program for our liquidity and capital resource requirements.

We entered into the ONE Gas Credit Agreement, which is a $700 million unsecured revolving credit facility that became effective upon our separation from ONEOK. In the future, we expect to enter into a commercial paper program to support our working capital requirements and general corporate needs.

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

Our ability to access capital markets for debt and equity financing under reasonable terms depends on market conditions and our financial condition and credit ratings. We believe that stronger credit ratings will provide a significant advantage to our business. By maintaining a conservative financial profile and stable revenue base, we believe that we will be able to maintain an investment-grade credit rating, which we believe will provide us access to diverse sources of capital at favorable rates in order to finance our infrastructure investments. Credit ratings agencies perform independent analysis when assigning credit ratings. A downgrade of our investment-grade rating would increase our future cost of borrowing and negatively affect our available liquidity.

Short-term Financing - We entered into the ONE Gas Credit Agreement, which is scheduled to expire in January 2019. The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. The ONE Gas Credit Agreement also contains customary affirmative and negative covenants, including covenants relating to liens, indebtedness of subsidiaries, investments, changes in the nature of business, fundamental changes, transactions with affiliates, burdensome agreements, and use of proceeds. In the event of a breach of certain covenants by us, amounts outstanding under the ONE Gas Credit Agreement may become due and payable immediately. At March 31, 2014, our debt-to-capital ratio was 40 percent, and we were in compliance with all covenants under the ONE Gas Credit Agreement.

The ONE Gas Credit Agreement includes a $50 million sublimit for the issuance of standby letters of credit and also features an option to request an increase in the size of the facility to an aggregate of $1.2 billion from $700 million, upon satisfaction of customary conditions, including receipt of commitments from new lenders or increased commitments from existing lenders. Borrowings made under the facility are available for general corporate purposes. The ONE Gas Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in our credit rating. Based on our credit ratings, borrowings, if any, will accrue interest at LIBOR plus 79.5 basis points, and the annual facility fee is 8 basis points. The total amount of short-term borrowings authorized by ONE Gas’ Board of Directors is $1.2 billion. At March 31, 2014, we had no short-term borrowings, $0.7 million in letters of credit issued under the ONE Gas Credit Agreement and approximately $178.6 million of cash and cash equivalents. At March 31, 2014, we had approximately $699.3 million of credit available under the ONE Gas Credit Agreement.

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

We may redeem our senior notes due 2019, 2024 and 2044 at par, plus accrued and unpaid interest to the redemption date, starting one month, three months, and six months, respectively, before their maturity dates. Prior to these dates, we may redeem these notes, in whole or in part, at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium. The redemption price will never be less than 100 percent of the principal amount of the respective note plus accrued and unpaid interest to the redemption date. Our senior notes are senior unsecured obligations, ranking equally in right of payment with all of our existing and future unsecured senior indebtedness.

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

Credit Ratings - Our credit ratings as of March 31, 2014 were:

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

Capitalization structure - As of March 31, 2014, our capitalization structure is 40 percent debt to 60 percent equity.

Pension and Postretirement Benefit Plans - Information about our pension and postretirement benefits plans, including anticipated contributions, is included under Note 8 of the ONE Gas Predecessor Notes to Financial Statements in our Annual Report. See Note 6 of the Notes to Financial Statements in this Quarterly Report for additional information.

CASH FLOW ANALYSIS

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

Prior to the separation, we utilized ONEOK’s centralized cash management program that concentrated the cash assets of its operating divisions and subsidiaries in joint accounts for the purpose of providing financial flexibility and lowering the cost of borrowing, transaction costs and bank fees. Under this cash management program, depending on whether we had a short-term cash surplus or cash requirement, we provided cash to ONEOK or ONEOK provided cash to us when necessary. Subsequent to the separation, we maintain separate cash accounts from ONEOK, and our interest expense is related only to our borrowings.

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Three Months Ended		Variances
	March 31,		2014 vs. 2013
	2014	2013	Increase (Decrease)
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$182.1	$157.7	$24.4
Investing activities	(65.7)	(60.1)	(5.6)
Financing activities	59.1	(95.2)	154.3
Change in cash and cash equivalents	175.5	2.4	173.1
Cash and cash equivalents at beginning of period	3.1	4.0	(0.9)
Cash and cash equivalents at end of period	$178.6	$6.4	$172.2

Operating Cash Flows - Operating cash flows are affected by earnings from our business activities. Changes in natural gas prices and demand for our services or natural gas, whether because of general economic conditions, changes in supply or increased competition from other service providers, could affect our earnings and operating cash flows.

2014 vs. 2013 - Cash flows from operating activities were approximately $182.1 million for the three months ended March 31, 2014, compared with $157.7 million for the same period in 2013. The increase was due primarily to the collection and payment of trade receivables and payables and the timing of recovery of gas purchase costs through our purchased-gas cost mechanisms, resulting from the timing of cash collections from customers and payments to vendors and suppliers, which vary from period to period.

Investing Cash Flows - Cash used in investing activities increased for the three months ended March 31, 2014, compared with the prior period due primarily to capital expenditures on pipeline replacements.

Financing Cash Flows - The changes in cash flows from financing activities is the result of our $1.19 billion debt issuance and $1.13 billion cash payment to ONEOK in connection with our separation from ONEOK in 2014, compared with our participation in ONEOK’s cash management program and our distributions to ONEOK in 2013.

ENVIRONMENTAL, SAFETY AND REGULATORY MATTERS

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

Pipeline Safety - We are subject to PHMSA regulations, including integrity-management regulations. The Pipeline Safety Improvement Act requires pipeline companies operating high-pressure pipelines to perform integrity assessments on pipeline segments that pass through densely populated areas or near specifically designated high-consequence areas. In January 2012, the Pipeline Safety, Regulatory Certainty and Job Creation Act was signed into law. The new law increased maximum penalties for violating federal pipeline safety regulations and directs the DOT and the Secretary of Transportation to conduct further review or studies on issues that may or may not be material to us. These issues include but are not limited to the following:

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

Federal, state and regional initiatives to measure and regulate greenhouse gas emissions are underway. We monitor all relevant federal and state legislation to assess the potential impact on our operations. The EPA’s Mandatory Greenhouse Gas Reporting Rule requires annual greenhouse gas emissions reporting as carbon dioxide equivalents from affected facilities and for the natural gas delivered by us to our natural gas distribution customers who are not otherwise required to report their own emissions. Our 2012 total reported emissions were approximately 11.9 million metric tons of carbon dioxide equivalents. This total includes the carbon dioxide equivalents from natural gas delivered to customers as if all such gas were combusted and the carbon dioxide equivalents of certain fugitive methane emissions from our pipelines. The additional cost to gather and report this emission data did not have, and we do not expect it to have, a material impact on our results of operations, financial position or cash flows. In addition, Congress has considered, and may consider in the future, legislation to reduce greenhouse gas emissions, including carbon dioxide and methane. Likewise, the EPA may institute additional regulatory rulemaking associated with greenhouse gas emissions. At this time, no rule or legislation has been enacted that assesses any costs, fees or expenses on any of these emissions.

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

CERCLA - The federal Comprehensive Environmental Response, Compensation and Liability Act, also commonly known as Superfund, imposes strict, joint and several liability, without regard to fault or the legality of the original act, on certain classes of “persons” that caused and/or contributed to the release of a hazardous substance into the environment. These persons include but are not limited to the owner or operator of a facility where the release occurred and/or companies that disposed or arranged for the disposal of the hazardous substances found at the facility. Under CERCLA, these persons may be liable for the costs of cleaning up the hazardous substances released into the environment, damages to natural resources and the costs of certain health studies. We do not expect that our responsibilities under CERCLA will have a material impact on our respective results of operations, financial position or cash flows.

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

Regulatory - Several regulatory initiatives impacted the earnings and future earnings potential for our distribution companies.  See discussion of our distribution companies’ regulatory initiatives in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

IMPACT OF NEW ACCOUNTING STANDARDS

Information about the impact of new accounting standards, if any, is included in Note 1 of the Notes to Financial Statements in this Quarterly Report.

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

Information about our estimates and critical accounting policies is included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Estimates and Critical Accounting Policies,” in our Annual Report.

FORWARD-LOOKING STATEMENTS

Some of the statements contained and incorporated in this Quarterly Report are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  The forward-looking statements relate to our anticipated financial performance, liquidity, management’s plans and objectives for our future operations, our business prospects, the outcome of regulatory and legal proceedings, market conditions and other matters.  We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.  The following discussion is intended to identify important factors that could cause future outcomes to differ materially from those set forth in the forward-looking statements.

Forward-looking statements include the items identified in the preceding paragraph, the information concerning possible or assumed future results of our operations and other statements contained or incorporated in this Quarterly Report identified by words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “should,” “goal,” “forecast,” “guidance,” “could,” “may,” “continue,” “might,” “potential,” “scheduled,” and other words and terms of similar meaning.

One should not place undue reliance on forward-looking statements, which are applicable only as of the date of this Quarterly Report.  Known and unknown risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements.  Those factors may affect our operations, markets, products, services and prices.  In addition to any assumptions and other factors referred to specifically in connection with the forward-looking statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statement include, among others, the following:

•	our ability to recover operating costs and amounts equivalent to income taxes, costs of property, plant and equipment and regulatory assets in our regulated rates;

•	our ability to manage our operations and maintenance costs;

•	changes in regulation, including the application of market rates by state and local agencies;

•	the economic climate and, particularly, its effect on the natural gas requirements of our residential and commercial industrial customers;

•	competition from alternative forms of energy, including, but not limited to, solar power, wind power, geothermal energy and biofuels;

•	variations in weather, including seasonal effects on demand, the occurrence of storms and disasters, and climate change;

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

•	actions of rating agencies, including the ratings of debt, general corporate ratings and changes in the rating agencies’ ratings criteria;

•	changes in inflation and interest rates;

•	our ability to purchase and sell assets at attractive prices and on other attractive terms;

•	our ability to recover the costs of natural gas purchased for our customers, including the cost of derivative instruments used to mitigate the volatility of natural gas supply for our customers;

•	impact of potential impairment charges;

•	volatility and changes in markets for natural gas;

•	possible loss of LDC franchises or other adverse effects caused by the actions of municipalities;

•	changes in regulation of natural gas distribution services, particularly those in Oklahoma, Kansas and Texas;

•	changes in law resulting from new federal or state energy legislation;

•	changes in environmental, safety, tax and other laws to which we and our subsidiaries are subject;

•	advances in technology;

•	acts of nature and the potential effects of threatened or actual terrorism, including cyber attacks, and war;

•	the sufficiency of insurance coverage to cover losses;

•	the effects of our strategies to reduce tax payments;

•	the effects of litigation and regulatory investigations, proceedings, including our rate cases, or inquiries;

•	changes in accounting standards and corporate governance;

•	our ability to attract and retain talented management and directors;

•	the results of financing efforts, including our ability to obtain financing on favorable terms, which can be affected by various factors, including our credit ratings and general economic conditions;

•	declines in the market prices of equity securities and resulting funding requirements for our defined benefit pension plans;

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

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.  Other factors could also have material adverse effects on our future results.  These and other risks are described in greater detail in Item 1A, Risk Factors, in our Annual Report.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Other than as required under securities laws, we undertake no obligation to update publicly any forward-looking statement whether as a result of new information, subsequent events or change in circumstances, expectations or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our quantitative and qualitative disclosures about market risk are consistent with those discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report.

Commodity Price Risk

Our commodity price risk, driven primarily by fluctuations in the price of natural gas, is mitigated by our purchased-gas cost adjustment mechanisms. We use derivative instruments to mitigate the volatility of natural gas prices for anticipated natural gas purchases during the winter heating months. Additionally, we inject natural gas into storage during the summer months and withdraw the natural gas during the winter heating season. Premiums paid and any cash settlements received associated with these derivative instruments and storage activities are included in, and recoverable through our purchased-gas cost adjustment mechanisms. These costs are subject to review by regulatory authorities.

Interest-Rate Risk

We are exposed to interest-rate risk primarily associated with new debt financing needed to fund our capital requirements, including future contractual obligations and maturities of long-term and short-term debt. We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and, at times, interest-rate swaps. Fixed-rate swaps may be used to reduce our risk of increased interest costs during periods of rising interest rates. Floating-rate swaps may be used to convert the fixed rates of long-term borrowings into short-term variable rates.

Counterparty Credit Risk

We assess the creditworthiness of our customers. Those customers who do not meet minimum standards are required to provide security, including deposits and other forms of collateral, when appropriate. With more than 2 million customers across three states, we are not exposed materially to a concentration of credit risk. We maintain a provision for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, consideration of the current credit environment and other information. In most jurisdictions, we are able to recover natural gas costs related to uncollectible accounts through our purchased-gas cost mechanisms.

ITEM 4.	CONTROLS AND PROCEDURES

Quarterly Evaluation of Disclosure Controls and Procedures - Our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report based on the evaluation of the controls and procedures required by Rules 13(a)-15(b) of the Exchange Act.

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the first quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

ITEM 1A.	RISK FACTORS

Our investors should consider the risks set forth in Part I, Item 1A, Risk Factors, of our Annual Report that could affect us and our business.  Although we have tried to discuss key factors, our investors need to be aware that other risks may prove to be important in the future.  New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our financial performance.  Investors should carefully consider the discussion of risks and the other information included or incorporated by reference in this Quarterly Report, including “Forward-Looking Statements,” which are included in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Readers of this report should not rely on or assume the accuracy of any representation or warranty or the validity of any opinion contained in any agreement filed as an exhibit to this Quarterly Report, because such representation, warranty or opinion may be subject to exceptions and qualifications contained in separate disclosure schedules, may represent an allocation of risk between parties in the particular transaction, may be qualified by materiality standards that differ from what may be viewed as material for securities law purposes, or may no longer continue to be true as of any given date.  All exhibits attached to this Quarterly Report are included for the purpose of complying with requirements of the SEC.  Other than the certifications made by our officers pursuant to the Sarbanes-Oxley Act of 2002 included as exhibits to this Quarterly Report, all exhibits are included only to provide information to investors regarding their respective terms and should not be relied upon as constituting or providing any factual disclosures about us, any other persons, any state of affairs or other matters.

The following exhibits are filed as part of this Quarterly Report:

Exhibit No.	Exhibit Description

2.1
Separation and Distribution Agreement, dated as of January 14, 2014, by and between ONE Gas, Inc. and ONEOK, Inc. (incorporated by reference to Exhibit 2.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on January 15, 2014 (File No. 1-36108)).

3.1
Amended and Restated Certificate of Incorporation of ONE Gas, Inc., dated January 31, 2014 (incorporated by reference from Exhibit 4.5 to ONE Gas, Inc.’s Registration Statement on Form S-8 filed on January 31, 2014 (File No. 333-193690)).

3.2	Amended and Restated By-Laws of ONE Gas, Inc. (incorporated by reference from Exhibit 4.6 to ONE Gas, Inc.’s Registration Statement on Form S-8 filed on January 31, 2014 (File No. 333-193690)).

4.1
Indenture, dated January 27, 2014, between ONE Gas, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on January 30, 2014 (File No. 1-36108)).

4.2
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

10.4	ONE Gas, Inc. Annual Officer Incentive Plan (incorporated by reference from Exhibit 10.6 to ONE Gas, Inc.’s Registration Statement on Form 10 filed on December 23, 2013 (File No. 1-36108)).

10.5
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

10.8	ONE Gas, Inc. Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.10 to ONE Gas, Inc.’s Registration Statement on Form 10 filed on December 23, 2013 (File No. 1-36108)).

10.9
Credit Agreement, dated as of December 20, 2013, among ONE Gas, Inc., Bank of America, N.A., as administrative agent, swingline lender and a letter of credit issuer, and the other lenders and letter of credit issuers parties thereto (incorporated by reference to Exhibit 10.2 to ONEOK, Inc.’s Current Report on Form 8-K filed on December 23, 2013 (File No. 1-13643)).

10.10
ONE Gas, Inc. Officer Change in Control Severance Plan (incorporated by reference from Exhibit 10.12 to ONE Gas, Inc.’s Registration Statement filed on Form 10 filed on December 23, 2013 (File No. 1-36108)).

10.11	ONE Gas, Inc. Equity Compensation Plan (incorporated by reference from Exhibit 10.13 to ONE Gas, Inc.’s Registration Statement on Form 10 filed on December 23, 2013 (File No. 1-36108)).

10.12	Form of 2014 Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.13 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 25, 2014 (File No. 1-36108)).

10.13	Form of 2014 Performance Unit Award Agreement (incorporated by reference to Exhibit 10.14 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 25, 2014 (File No. 1-36108)).

10.14	Form of 2013 Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.15 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 25, 2014 (File No. 1-36108)).

10.15	Form of 2013 Performance Unit Award Agreement (incorporated by reference to Exhibit 10.16 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 25, 2014 (File No. 1-36108)).

10.16	Form of 2012 Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.17 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 25, 2014 (File No. 1-36108)).

10.17	Form of 2012 Performance Unit Award Agreement (incorporated by reference to Exhibit 10.18 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 25, 2014 (File No. 1-36108)).

10.18	ONE Gas, Inc. Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.16 to ONE Gas, Inc.’s Registration Statement on Form 10 filed on December 23, 2013 (File No. 1-36108)).

10.19
ONE Gas, Inc. Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to ONE Gas, Inc. Current Report on Form 8-K filed on February 24, 2014 (File No. 1-36108)).

10.20
ONE Gas, Inc. 401(k) Plan of ONE Gas Employees and Former ONE Gas Employees effective as of January 1, 2014 (incorporated by reference from Exhibit 4.4 to ONE Gas, Inc.’s Registration Statement on Form S-8 filed on January 31, 2014 (File No. 333-193690)).

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

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Statements of Income for the three months ended March 31, 2014 and 2013; (iii) Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013; (iv) Balance Sheets at March 31, 2014 and December 31, 2013; (v) Statements of Cash Flows for the three months ended March 31, 2014 and 2013; (vi) Statement of Changes in Equity for the three months ended March 31, 2014; and (vii) Notes to Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 6, 2014		ONE Gas, Inc.
Registrant

	By:	/s/ Curtis L. Dinan
Curtis L. Dinan
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)