Form 10-Q
period 2014-06-30
ONE Gas, Inc.
filed 2014-08-05
CIK 1587732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014.
OR
___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________.

Commission file number   001-36108

ONE Gas, Inc.
(Exact name of registrant as specified in its charter)

Oklahoma	46-3561936
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 East Fifth Street, Tulsa, OK	74103
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code   (918) 947-7000

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
Yes __ No X

On July 25, 2014, the Company had 51,998,961 shares of common stock outstanding.

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

We also make available on our website the Interactive Data Files required to be submitted and posted pursuant to Rule 405 of Regulation S-T.

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

Annual Report	Annual Report on Form 10-K for the year ended December 31, 2013
Bcf	Billion cubic feet
CERCLA	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
Clean Air Act	Federal Clean Air Act, as amended
Clean Water Act	Federal Water Pollution Control Amendments of 1972, as amended
DOT	United States Department of Transportation
Employee Matters Agreement	Employee Matters Agreement dated January 14, 2014, between ONEOK and ONE Gas
EPA	United States Environmental Protection Agency
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	Accounting principles generally accepted in the United States of America
GRIP	Texas Gas Reliability Infrastructure Program
HDDs	Heating Degree Days
KDHE	Kansas Department of Health and Environment
LDCs	Local distribution companies
LIBOR	London Interbank Offered Rate
MMcf	Million cubic feet
Moody’s	Moody’s Investors Service, Inc.
NYSE	New York Stock Exchange
OCC	Oklahoma Corporation Commission
ONE Gas	ONE Gas, Inc.
ONE Gas Credit Agreement	ONE Gas’ $700 million revolving credit agreement dated December 20, 2013 and effective January 31, 2014
ONE Gas Predecessor
ONE Gas, Inc.’s predecessor for accounting purposes that consists of the business attributable to ONEOK’s natural gas distribution segment that was transferred to ONE Gas, Inc. in connection with its
  separation from ONEOK

ONEOK	ONEOK, Inc. and its subsidiaries
ONEOK Partners	ONEOK Partners, L.P. and its subsidiaries
PBRC	Performance-Based Rate Change
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
Pipeline Safety Improvement Act	Pipeline Safety Improvement Act of 2002, as amended
Pipeline Safety, Regulatory Certainty and Job Creation Act	Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011, as amended
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
RRC	Railroad Commission of Texas
S&P	Standard & Poor’s Ratings Services
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Separation and Distribution Agreement	Separation and Distribution Agreement dated January 14, 2014, between ONEOK and ONE Gas
Tax Matters Agreement	Tax Matters Agreement dated January 14, 2014, between ONEOK and ONE Gas
Transition Services Agreement	Transition Services Agreement dated January 14, 2014, between ONEOK and ONE Gas
XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ONE Gas, Inc.
STATEMENTS OF INCOME
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2014	2013	2014	2013
	(Thousands of dollars, except per share amounts)
Revenues	$296,838	$311,608	$1,063,016	$947,541
Cost of natural gas	120,345	133,161	626,687	517,420
Net margin	176,493	178,447	436,329	430,121
Operating expenses
Operations and maintenance	103,826	93,240	207,325	192,934
Depreciation and amortization	31,318	32,904	62,778	67,771
General taxes	14,537	12,996	30,061	28,271
Total operating expenses	149,681	139,140	300,164	288,976
Operating income	26,812	39,307	136,165	141,145
Other income	672	382	1,305	2,078
Other expense	(337)	(425)	(1,485)	(1,502)
Interest expense	(11,776)	(15,163)	(24,726)	(30,469)
Income before income taxes	15,371	24,101	111,259	111,252
Income taxes	(5,917)	(9,150)	(42,729)	(42,809)
Net income	$9,454	$14,951	$68,530	$68,443

Earnings per share (Note 5)
Basic	$0.18	$0.29	$1.32	$1.31
Diluted	$0.18	$0.29	$1.31	$1.31

Average shares (thousands)
Basic	51,797	52,319	52,065	52,319
Diluted	52,446	52,319	52,481	52,319
Dividends declared per share of stock	$0.28	$—	$0.28	$—
See accompanying Notes to Financial Statements.

ONE Gas, Inc.
STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2014	2013	2014	2013
	(Thousands of dollars)
Net income	$9,454	$14,951	$68,530	$68,443
Other comprehensive income (loss), net of tax
Change in pension and postretirement benefit plan liability, net of tax of $(2,075), $0, $49 and $0, respectively	3,315	—	(78)	—
Total other comprehensive income (loss), net of tax	3,315	—	(78)	—
Comprehensive income	$12,769	$14,951	$68,452	$68,443
See accompanying Notes to Financial Statements.

ONE Gas, Inc.
BALANCE SHEETS

	June 30,	December 31,
(Unaudited)	2014	2013
Assets	(Thousands of dollars)
Property, plant and equipment
Property, plant and equipment	$4,704,681	$4,534,074
Accumulated depreciation and amortization	1,530,201	1,489,216
Net property, plant and equipment	3,174,480	3,044,858
Current assets
Cash and cash equivalents	161,326	3,171
Accounts receivable, net	192,104	356,988
Natural gas in storage	152,045	166,128
Regulatory assets (Note 2)	31,561	21,657
Other current assets	33,892	54,240
Total current assets	570,928	602,184
Goodwill and other assets
Regulatory assets (Note 2)	322,691	23,822
Goodwill	157,953	157,953
Other assets	57,758	17,658
Total goodwill and other assets	538,402	199,433
Total assets	$4,283,810	$3,846,475
See accompanying Notes to Financial Statements.

ONE Gas, Inc.
BALANCE SHEETS
(Continued)
	June 30,	December 31,
(Unaudited)	2014	2013
Equity and Liabilities	(Thousands of dollars)
Equity and long-term debt
Preferred stock, $0.01 par value: authorized 50,000,000 shares; no shares issued	$—	$—
Common stock, $0.01 par value: authorized 250,000,000 shares; issued and outstanding 51,992,547 shares at June 30, 2014; authorized 1,000 shares, issued and outstanding 100 shares at December 31, 2013	520	—
Paid-in capital	1,754,636	—
Accumulated other comprehensive income (loss)	(3,471)	—
Retained earnings	28,401	—
Owner’s net investment	—	1,239,023
Total equity	1,780,086	1,239,023
Long-term debt, excluding current maturities	1,201,314	1,318
Long-term line of credit with ONEOK	—	1,027,631
Total equity and long-term debt	2,981,400	2,267,972
Current liabilities
Current maturities of long-term debt	6	6
Short-term note payable to ONEOK	—	444,960
Affiliate payable	—	22,403
Accounts payable	100,357	169,500
Accrued interest	19,515	129
Accrued taxes other than income	38,641	32,426
Customer deposits	57,066	57,360
Regulatory liabilities	17,983	17,796
Other current liabilities	34,794	24,497
Total current liabilities	268,362	769,077
Deferred credits and other liabilities
Deferred income taxes	834,686	743,452
Other deferred credits	199,362	65,974
Total deferred credits and other liabilities	1,034,048	809,426
Commitments and contingencies (Note 7)
Total liabilities and equity	$4,283,810	$3,846,475
See accompanying Notes to Financial Statements.

This page intentionally left blank.

ONE Gas, Inc.
STATEMENTS OF CASH FLOWS
	Six Months Ended
	June 30,
(Unaudited)	2014	2013
	(Thousands of dollars)
Operating activities
Net income	$68,530	$68,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,778	67,771
Deferred income taxes	1,880	42,775
Share-based compensation expense	3,649	—
Provision for doubtful accounts	3,711	2,666
Changes in assets and liabilities:
Accounts receivable	161,173	85,514
Natural gas in storage	14,083	(1,570)
Asset removal costs	(21,557)	(22,874)
Affiliate payable	—	(3,871)
Accounts payable	(66,392)	(43,279)
Accrued interest	19,386	—
Accrued taxes other than income	6,215	(67)
Customer deposits	(294)	(1,975)
Regulatory assets and liabilities	18,613	47,872
Other assets and liabilities	(10,079)	(16,396)
Cash provided by operating activities	261,696	225,009
Investing activities
Capital expenditures	(148,617)	(130,049)
Proceeds from sale of assets	—	3,104
Cash used in investing activities	(148,617)	(126,945)
Financing activities
Settlement of short-term notes payable to ONEOK, net	—	(85,756)
Issuance of debt, net of discounts	1,199,994	—
Long-term debt financing costs	(11,058)	—
Cash payment to ONEOK upon separation	(1,130,000)	—
Issuance of common stock	693	—
Dividends paid	(14,553)	—
Repayment of long-term debt	—	(59)
Distributions to ONEOK	—	(12,495)
Cash provided by (used in) financing activities	45,076	(98,310)
Change in cash and cash equivalents	158,155	(246)
Cash and cash equivalents at beginning of period	3,171	4,040
Cash and cash equivalents at end of period	$161,326	$3,794
See accompanying Notes to Financial Statements.

ONE Gas, Inc.
STATEMENT OF CHANGES IN EQUITY

(Unaudited)	Common Stock Issued	Common Stock	Paid-in Capital	Retained Earnings
	(Shares)	(Thousands of dollars)

January 1, 2014	100	$—	$—	$—
Net income	—	—	—	42,954
Other comprehensive loss	—	—	—	—
Net transfers from ONEOK (Note 1)	—	—	—	—
Reclassification of Owner’s net investment to paid-in capital	—	—	1,750,814	—
Issuance of common stock at the separation	51,941,136	520	(520)	—
Common stock issued	51,311	—	4,342	—
Common stock dividends - $0.28 per share	—	—	—	(14,553)
June 30, 2014	51,992,547	$520	$1,754,636	$28,401
See accompanying Notes to Financial Statements.

ONE Gas, Inc.
STATEMENT OF CHANGES IN EQUITY
(Continued)
(Unaudited)	Owner’s Net Investment	Accumulated Other Comprehensive Income (Loss)	Total Equity
	(Thousands of dollars)

January 1, 2014	$1,239,023	$—	$1,239,023
Net income	25,576	—	68,530
Other comprehensive loss	—	(78)	(78)
Net transfers from ONEOK (Note 1)	486,215	(3,393)	482,822
Reclassification of Owner’s net investment to paid-in capital	(1,750,814)	—	—
Issuance of common stock at the separation	—	—	—
Common stock issued	—	—	4,342
Common stock dividends - $0.28 per share	—	—	(14,553)
June 30, 2014	$—	$(3,471)	$1,780,086
See accompanying Notes to Financial Statements.

ONE Gas, Inc.
NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC. These statements also have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The 2013 year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes in our Annual Report. Due to the seasonal nature of our business, the results of operations for the three and six months ended June 30, 2014, are not necessarily indicative of the results that may be expected for a 12-month period.

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

We provide natural gas distribution services to more than 2 million customers through our divisions in Oklahoma, Kansas and Texas through Oklahoma Natural Gas, Kansas Gas Service and Texas Gas Service, respectively. We serve residential, commercial, industrial and transportation customers in all three states. In addition, we serve wholesale and public authority customers.

Reorganization Adjustments - In accordance with the terms of the Separation and Distribution Agreement, ONEOK contributed the assets and liabilities of its natural gas distribution business to us. The contributions below represent ONEOK assets and liabilities attributable to pension and other post-retirement employee benefits, general corporate assets and liabilities and related deferred taxes not included previously in the ONE Gas Predecessor balance sheet, but the costs for which were included in ONE Gas Predecessor’s results of operations. The table below also includes the contribution of the short-term note payable to and long-term line of credit with ONEOK previously included in ONE Gas Predecessor balance sheets. The assets and liabilities below were recorded at historical cost as the reorganization was among entities under common control. The balances include certain estimates that we expect to finalize in the third quarter of 2014. Net transfers from ONEOK included:

(Thousands of dollars)
Property, plant and equipment, net	$21,459
Regulatory assets, pension and other post-retirement benefits	331,148
Other assets	79,504
Long-term line of credit with ONEOK	1,027,631
Short-term note payable to ONEOK	397,857
Pension and other postretirement benefits - liabilities	(122,909)
Other liabilities	(31,194)
Deferred taxes	(87,281)
Accumulated other comprehensive loss	(3,393)
Net contribution of assets (liabilities)	$1,612,822
Less: Cash paid to ONEOK	1,130,000
Net transfers from ONEOK	$482,822

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

Because the operations of the natural gas distribution business within ONEOK were conducted through separate divisions, ONEOK’s net investment in us, excluding the long-term line of credit with ONEOK, is shown as owner’s net investment in lieu of stockholder’s equity in the financial statements prior to the separation. Transactions between ONEOK and us which were not part of the long-term line of credit with ONEOK or the short-term notes payable to ONEOK have been identified in the Statement of Changes in Equity as a net transfer from ONEOK. Transactions with ONEOK’s other operating businesses, which generally settle monthly, are shown as accounts receivable-affiliate or accounts payable-affiliate in periods prior to the separation.

All financial information presented after the separation represents the results of operations, financial position and cash flows of ONE Gas. Accordingly:

•
Our Statements of Income and Comprehensive Income for the three and six months ended June 30, 2014, consist of the results of ONE Gas for the three and five months ended June 30, 2014, and the results of ONE Gas Predecessor for the one month ended January 31, 2014. Our Statements of Income and Comprehensive Income for the three and six months ended June 30, 2013, consist entirely of the results of ONE Gas Predecessor. Our net income for the period prior to January 31, 2014, was recorded to owner’s net investment.

•	Our Balance Sheet at June 30, 2014, consists of the balances of ONE Gas, while at December 31, 2013, it consists of the balances of ONE Gas and ONE Gas Predecessor.

•
Our Statement of Cash Flows for the six months ended June 30, 2014, consists of the results of ONE Gas for the five months ended June 30, 2014, and the results of ONE Gas Predecessor for the one month ended January 31, 2014. Our Statement of Cash Flows for the six months ended June 30, 2013, consists entirely of the results of ONE Gas Predecessor.

•
Our Statement of Changes in Equity for the six months ended June 30, 2014, consists of both the activity for ONE Gas Predecessor prior to January 31, 2014, and the activity for ONE Gas completed in connection with, and subsequent to, the separation on January 31, 2014.

All significant balances and transactions among our divisions have been eliminated.

Use of Estimates - The preparation of our financial statements and related disclosures in accordance with GAAP requires us to make estimates and assumptions with respect to values or conditions that cannot be known with certainty that affect the reported amount of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect the reported amounts of revenue and expenses during the reporting period. Items that may be estimated include, but are not limited to, the economic useful life of assets, fair value of assets and liabilities, provision for doubtful accounts, unbilled revenues for natural gas delivered but for which meters have not been read, natural gas purchased but for which no invoice has been received, provision for income taxes, including any deferred tax valuation allowances, the results of litigation and various other recorded or disclosed amounts.

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

Income Taxes - Deferred income taxes are recorded for the difference between the financial statement and income tax basis of assets and liabilities and carryforward items, based on income tax laws and rates existing at the time the temporary differences are expected to reverse. Through the effective date of the separation, our operations were included in the consolidated federal and state income tax returns of ONEOK, except for certain state filings. Prior to the separation, the income tax provision has been calculated on a separate return basis for us.

The determination of our effective state tax rate requires judgment, as we did not exist as a stand-alone filer prior to the separation and the effective state tax rate can change periodically based on changes in our operations. Our effective state tax rate is based upon our current structure and the jurisdictions in which we operate.

Segments - We operate as one business segment: regulated public utilities that deliver natural gas to residential, commercial, industrial and transportation customers. The accounting policies for our segment are the same as described in Note 1 of our Notes to the Financial Statements in our Annual Report. We evaluate our financial performance principally on operating income. For the three and six months ended June 30, 2014, and 2013, we had no single external customer from which we received 10 percent or more of our gross revenues.

Recently Issued Accounting Standards Update - In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” which provides explicit guidance under GAAP for share-based awards, which may provide that a performance target could be achieved after an employee completes the requisite service period. We are evaluating the impact of this recently issued guidance, which is required to be adopted for our quarterly and annual reports beginning with the first quarter 2016.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which clarifies and converges the revenue recognition principles under GAAP and International Financial Reporting Standards. We are evaluating the impact of this recently issued guidance, which is required to be adopted for our quarterly and annual reports beginning with the first quarter 2017.

2.	REGULATORY ASSETS AND LIABILITIES

The tables below present a summary of regulatory assets, net of amortization, and liabilities for the periods indicated:

	June 30, 2014
	Current	Noncurrent	Total
	(Thousands of dollars)
Under-recovered purchased-gas costs	$16,399	$—	$16,399
Pension and postretirement benefit costs (see Note 6)	11,598	309,844	321,442
Reacquired debt costs	812	10,135	10,947
Other	2,752	2,712	5,464
Total regulatory assets, net of amortization	31,561	322,691	354,252
Accumulated removal costs (a)	—	(18,688)	(18,688)
Over-recovered purchased-gas costs	(17,983)	—	(17,983)
Total regulatory liabilities	(17,983)	(18,688)	(36,671)
Net regulatory assets (liabilities)	$13,578	$304,003	$317,581
(a) Included in other deferred credits in our Balance Sheets.

	December 31, 2013
	Current	Noncurrent	Total
	(Thousands of dollars)
Under-recovered purchased-gas costs	$12,393	$—	$12,393
Pension and postretirement benefit costs	298	9,556	9,854
Reacquired debt costs	812	10,541	11,353
Other	8,154	3,725	11,879
Total regulatory assets, net of amortization	21,657	23,822	45,479
Accumulated removal costs (a)	—	(21,375)	(21,375)
Over-recovered purchased-gas costs	(17,796)	—	(17,796)
Total regulatory liabilities	(17,796)	(21,375)	(39,171)
Net regulatory assets (liabilities)	$3,861	$2,447	$6,308
(a) Included in other deferred credits in our Balance Sheets.

Base rates are designed to provide a recovery of costs during the period rates are in effect, but do not generally provide for a return on investment for amounts we have deferred as regulatory assets. All of our regulatory assets recoverable through base rates are subject to review by the respective regulatory authorities during future rate proceedings. We are not aware of any evidence that these costs will not be recoverable through either riders or base rates, and we believe that we will be able to recover such costs, consistent with our historical recoveries.

Unrecovered purchased-gas costs represent the costs that have been over- or under-recovered from customers through the purchased-gas cost adjustment mechanisms and include natural gas utilized in our operations.

3.	CREDIT FACILITIES

ONE Gas Credit Agreement - The ONE Gas Credit Agreement, which became effective upon our separation from ONEOK and is scheduled to expire in January 2019, contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. The ONE Gas Credit Agreement also contains customary affirmative and negative covenants, including covenants relating to liens, indebtedness of subsidiaries, investments, changes in the nature of business, fundamental changes, transactions with affiliates, burdensome agreements and use of proceeds. In the event of a breach of certain covenants by ONE Gas, amounts outstanding under the ONE Gas Credit Agreement may become due and payable immediately. At June 30, 2014, our debt-to-capital ratio was 40 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement.

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

Senior Notes Issuance - In January 2014, we completed a private placement of senior notes, consisting of $300 million of 2.07 percent senior notes due 2019, $300 million of 3.61 percent senior notes due 2024 and $600 million of 4.658 percent senior notes due 2044 (collectively, our “Senior Notes”). The net proceeds from the private placement were approximately $1.19 billion and were used to fund a one-time cash payment to ONEOK of approximately $1.13 billion as part of the separation. The remaining portion of the net proceeds was retained by us in order to provide sufficient financial flexibility and to support working capital requirements and capital expenditures.

The indenture governing our Senior Notes includes an event of default upon the acceleration of other indebtedness of $100 million or more. Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding Senior Notes to declare those Senior Notes immediately due and payable in full.

We may redeem our Senior Notes at par, plus accrued and unpaid interest to the redemption date, starting one month, three months and six months, respectively, before their maturity dates. Prior to these dates, we may redeem these Senior Notes, in whole or in part, at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium. The redemption price will never be less than 100 percent of the principal amount of the respective senior note plus accrued and unpaid interest to the redemption date. Our Senior Notes are senior unsecured obligations, ranking equally in right of payment with all of our existing and future unsecured senior indebtedness.

In connection with the issuance of our Senior Notes, we entered into a registration rights agreement, pursuant to which we are obligated to use our commercially reasonable efforts to file with the SEC and cause to become effective a registration statement with respect to an offer to exchange each series of our Senior Notes for new notes, with terms substantially identical in all material respects to each such series of our Senior Notes. Alternatively, if the exchange offers are not available, cannot be completed or the Senior Notes are ineligible to be exchanged in the exchange offers for one or more series of senior notes, we will be required to use our commercially reasonable efforts to file a shelf registration statement to cover resales of our Senior Notes under the Securities Act. If we do not comply with these obligations, we will be required to pay additional interest on our Senior Notes under specified circumstances. We expect to complete the exchange offer for our Senior Notes in the third quarter of 2014.

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

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Three Months Ended June 30, 2014
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$9,454	51,797	$0.18
Diluted EPS Calculation
Effect of dilutive securities	—	649
Net income available for common stock and common stock equivalents	$9,454	52,446	$0.18

	Three Months Ended June 30, 2013
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$14,951	52,319	$0.29
Diluted EPS Calculation
Effect of dilutive securities	—	—
Net income available for common stock and common stock equivalents	$14,951	52,319	$0.29

	Six Months Ended June 30, 2014
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$68,530	52,065	$1.32
Diluted EPS Calculation
Effect of dilutive securities	—	416
Net income available for common stock and common stock equivalents	$68,530	52,481	$1.31

	Six Months Ended June 30, 2013
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$68,443	52,319	$1.31
Diluted EPS Calculation
Effect of dilutive securities	—	—
Net income available for common stock and common stock equivalents	$68,443	52,319	$1.31

Dividends - On May 15, 2014, we paid dividends on our common stock to shareholders of record at the close of business on April 30, 2014, equal to $0.28 per share ($1.12 per share on an annualized basis). In July 2014, a dividend of $0.28 per share ($1.12 per share on an annualized basis) was declared for shareholders of record on August 1, 2014, payable August 15, 2014.

6.	EMPLOYEE BENEFIT PLANS

Prior to the separation, certain ONEOK employees participated in defined benefit pension plans and postretirement health and welfare plans (“Shared Plans”) sponsored by ONEOK, including employees who directly supported our operations. Through December 31, 2013, we accounted for such Shared Plans as multiemployer benefit plans. Accordingly, we did not record an asset or liability to recognize the funded status of the Shared Plans on our balance sheets until the separation date. We recorded expenses of $14.1 million and $27.2 million for the three and six months ended June 30, 2013, respectively, for our allocation of pension costs prior to the separation.

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

The following tables set forth the components of net periodic benefit cost for our pension and postretirement benefit plans for the periods indicated:

	Pension Benefits
	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2014	2014
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$2,905	$5,673
Interest cost	10,948	21,896
Expected return on assets	(14,965)	(29,930)
Amortization of unrecognized prior service cost	137	274
Amortization of net loss	7,549	15,099
Net periodic benefit cost	$6,574	$13,012

	Postretirement Benefits
	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2014	2014
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$867	$2,041
Interest cost	2,901	5,802
Expected return on assets	(2,848)	(5,696)
Amortization of unrecognized prior service cost	(440)	(880)
Amortization of net loss	992	1,984
Net periodic benefit cost	$1,472	$3,251

We recover qualified pension benefit plan and other postretirement benefit plan costs through rates charged to our customers. Certain utility commissions require that the recovery of these costs be based on specific guidelines. The difference between these regulatory-based amounts and the periodic benefit cost calculated pursuant to GAAP is deferred as a regulatory asset or liability and amortized to expense over periods in which this difference will be recovered in rates, as promulgated by the applicable utility commission. Regulatory adjustments to the net periodic benefit cost were not material for the three and six months ended June 30, 2014.

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

We have completed or addressed removal of the source of soil contamination at 11 of the 12 sites according to plans approved by KDHE. Regulatory closure has been achieved at three of the sites. We have begun site assessment at the remaining site where no active remediation has occurred.

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

If certain conditions are met, we may elect to designate a derivative instrument as a hedge of exposure to changes in fair values or cash flows.

The table below summarizes the various ways in which we account for our derivative instruments and the impact on our financial statements:

Recognition and Measurement
Accounting Treatment		Balance Sheet		Income Statement
Normal purchases and normal sales	-	Recorded at historical cost	-	Change in fair value not recognized in earnings
Mark-to-market	-	Recorded at fair value	-	Change in fair value recognized in, and recoverable through, the purchased-gas cost adjustment mechanisms

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

Derivative Instruments -  At June 30, 2014, we held purchased natural gas call options for the heating season ending March 2015, with total notional amounts of 16.5 Bcf, for which we paid premiums of $6.9 million, and had a fair value of $4.8 million. At December 31, 2013, we held purchased natural gas call options for the heating season ending March 2014, with total notional amounts of 26.6 Bcf, for which we paid premiums of $8.6 million, and had a fair value of $8.7 million. The premiums paid and any cash settlements received are recorded as part of our unrecovered purchased-gas costs in current regulatory assets as these contracts are included in, and recoverable through, the purchased-gas cost adjustment mechanisms. Additionally, changes in fair value associated with these contracts are deferred as part of our unrecovered purchase gas costs in our balance sheets. Our natural gas call options are classified as Level 1 as fair value amounts are based on unadjusted quoted prices in active markets including NYMEX-settled prices. There were no transfers between levels for the three and six months ended June 30, 2014 and 2013.

All of our natural gas derivative financial contracts were with ONEOK Energy Services Company, a subsidiary of ONEOK, prior to March 31, 2014. ONEOK Energy Services Company entered into similar natural gas derivative financial contracts with third parties at our direction and on our behalf. ONEOK announced an accelerated wind down of ONEOK Energy Services Company operations that was completed substantially by March 31, 2014. We have entered into natural gas derivative financial contracts with third parties during the three months ending June 30, 2014.

Other Financial Instruments - The approximate fair value of cash and cash equivalents, accounts receivable and accounts payable is equal to book value, due to the short-term nature of these items. Our cash and cash equivalents are comprised of bank and money market accounts and are classified as Level 1.

The short-term notes payable were due upon demand and, therefore, the carrying amounts approximate fair value and are classified as Level 1. The estimated fair value of our long-term debt, including current maturities, was $1.3 billion at June 30, 2014. The estimated fair value of our long-term line of credit with ONEOK at December 31, 2013, was $1.2 billion. The book value of our long-term debt, including current maturities, was $1.2 billion at June 30, 2014. The book value of our long-term line of credit with ONEOK at December 31, 2013, was $1.0 billion. The estimated fair value of our Senior Notes at June 30, 2014, was determined using quoted market prices, and are considered Level 2. The estimated fair value of our long-term line of credit with ONEOK was valued using the income approach by discounting the future payments and are considered Level 3. Significant inputs include the discount rate, which we estimated using a rate that we could have borrowed at each measurement date.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited financial statements and the Notes to Financial Statements in this Quarterly Report, as well as our Annual Report.  Due to the seasonal nature of our business, the results of operations for the three and six months ended June 30, 2014, are not necessarily indicative of the results that may be expected for a 12-month period.

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

Dividend - On May 15, 2014, we paid dividends on our common stock to shareholders of record at the close of business on April 30, 2014, equal to $0.28 per share ($1.12 per share on an annualized basis). In July 2014, a dividend of $0.28 per share was declared for shareholders of record on August 1, 2014, payable August 15, 2014.

Regulatory Initiatives - Oklahoma - In October 2013, Oklahoma Natural Gas, together with the Public Utility Division of the OCC, filed a joint application to postpone its 2014 rate case. The joint stipulation and settlement agreement in support of this application was approved by the OCC in January 2014. As a result, Oklahoma Natural Gas filed a PBRC application on March 14, 2014, and will file a rate case in 2015 based on a test year consisting of the 12 months ending March 31, 2015. The March 2014, PBRC filing demonstrated that Oklahoma Natural Gas is earning below the range of allowable return on equity. In June 2014, a joint stipulation and settlement agreement associated with our PBRC filing was reached and contained an increase in base rates of approximately $13.7 million and an energy-efficiency program true-up and a utility incentive adjustment of $0.9 million.  In August 2014, the settlement was approved by the OCC.

Texas - In March 2014, Texas Gas Service and the City of El Paso agreed to enter into an annual rate review mechanism called the El Paso Annual Rate Review (EPARR) in lieu of a filing under the GRIP statute with the City of El Paso. Texas Gas Service will continue to file under the GRIP statute for other cities in the El Paso service area. The EPARR provides for a streamlined review of Texas Gas Service’s revenue requirement based upon an agreed upon capital structure and return on equity. In April 2014, Texas Gas Service filed under the EPARR for an increase in revenues in the City of El Paso, and under the GRIP statute for the remainder of the El Paso service area. In July 2014, the City of El Paso approved an annual increase in revenues of $3.5 million, resulting from the EPARR filing. The GRIP filing for the remainder of the El Paso service area was approved with an increase in revenues of $0.6 million.

GRIP is a capital-recovery mechanism that allows for an interim rate adjustment providing recovery of and a return on incremental capital investments made between rate cases. We filed requests for interim rate relief under the GRIP statute with the City of Austin, Texas, and surrounding communities in February 2014 for approximately $5.2 million. The city councils approved the requested increase effective May 27, 2014.

In the normal course of business, we have received approval for increases totaling $2.1 million for interim rate relief under the GRIP and cost-of-service adjustments in other Texas jurisdictions to address investments in rate base and changes in cost of service.

General - Certain costs to be recovered through the ratemaking process have been capitalized as regulatory assets. Should recovery cease due to regulatory actions, certain of these assets may no longer meet the criteria for recognition and accordingly, a write-off of regulatory assets and stranded costs may be required.

FINANCIAL RESULTS AND OPERATING INFORMATION

Selected Financial Results - The following table sets forth certain selected financial results for our operations for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2014 vs. 2013		2014 vs. 2013
Financial Results	2014	2013	2014	2013	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars, except percentages)
Natural gas sales	$265.1	$280.8	$989.8	$879.0	$(15.7)	(6)%	$110.8	13%
Transportation revenues	22.2	22.8	54.7	52.1	(0.6)	(3)%	2.6	5%
Cost of natural gas	120.4	133.2	626.7	517.4	(12.8)	(10)%	109.3	21%
Net margin, excluding other revenues	166.9	170.4	417.8	413.7	(3.5)	(2)%	4.1	1%
Other revenues	9.6	8.0	18.5	16.4	1.6	20%	2.1	13%
Net margin	176.5	178.4	436.3	430.1	(1.9)	(1)%	6.2	1%
Operating costs	118.4	106.2	237.3	221.2	12.2	11%	16.1	7%
Depreciation and amortization	31.3	32.9	62.8	67.8	(1.6)	(5)%	(5.0)	(7)%
Operating income	$26.8	$39.3	$136.2	$141.1	$(12.5)	(32)%	$(4.9)	(3)%
Capital expenditures	$82.9	$67.3	$148.6	$130.0	$15.6	23%	$18.6	14%

The following table sets forth our net margin, excluding other revenues, by type of customer, for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
Net Margin, Excluding Other	June 30,		June 30,		2014 vs. 2013		2014 vs. 2013
Revenues	2014	2013	2014	2013	Increase (Decrease)		Increase (Decrease)
Natural gas sales	(Millions of dollars, except percentages)
Residential	$118.7	$122.1	$298.3	$298.4	$(3.4)	(3)%	$(0.1)	—%
Commercial and industrial	24.8	24.6	61.8	60.4	0.2	1%	1.4	2%
Wholesale and public authority	1.2	0.9	3.0	2.8	0.3	33%	0.2	7%
Net margin on natural gas sales	144.7	147.6	363.1	361.6	(2.9)	(2)%	1.5	—%
Transportation margin	22.2	22.8	54.7	52.1	(0.6)	(3)%	2.6	5%
Net margin, excluding other revenues	$166.9	$170.4	$417.8	$413.7	$(3.5)	(2)%	$4.1	1%

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

We believe that the combination of the significant residential component of our customer base, the fixed charge component of our sales margin and our regulatory rate mechanisms that we have in place result in a stable cash flow profile. The following table sets forth our net margin on natural gas sales by revenue type for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2014 vs. 2013		2014 vs. 2013
Net Margin on Natural Gas Sales	2014	2013	2014	2013	Increase (Decrease)		Increase (Decrease)
Net margin on natural gas sales	(Millions of dollars, except percentages)
Fixed margin	$122.3	$117.3	$243.9	$234.6	$5.0	4%	$9.3	4%
Variable margin	22.4	30.3	119.2	127.0	(7.9)	(26)%	(7.8)	(6)%
Net margin on natural gas sales	$144.7	$147.6	$363.1	$361.6	$(2.9)	(2)%	$1.5	—%

Net margin decreased $1.9 million for the three months ended June 30, 2014, compared with the same period last year, due primarily to the following:

•	a decrease of $4.9 million in variable margin as residential volumes sold declined 17 percent due primarily to warmer weather, net of weather normalization; and

•
a decrease of $2.8 million in rider and surcharge recoveries due primarily to lower ad-valorem surcharge in Kansas and the expiration of the rider associated with the recovery of take-or-pay settlements in Oklahoma, both of which are offset by lower regulatory amortization in depreciation and amortization expense; offset partially by

•	an increase of $3.1 million from new rates primarily in Texas;

•	an increase of $1.4 million in residential sales due primarily to customer growth; and

•	an increase of $0.6 million due to higher line extension revenue from commercial and industrial customers in Oklahoma.

Net margin increased $6.2 million for the six months ended June 30, 2014, compared with the same period last year, due primarily to the following:

•	an increase of $7.6 million from new rates primarily in Texas;

•	an increase of $3.3 million from higher transportation volumes due primarily to weather-sensitive customers;

•	an increase of $2.6 million in residential sales due primarily to customer growth; and

•	an increase of $1.0 million due to higher line extension revenue from commercial and industrial customers in Oklahoma; offset partially by

•
a decrease of $1.3 million due to lower sales volumes primarily in Kansas due to warmer weather in second quarter of 2014 compared with colder-than-normal weather in the second quarter of 2013, net of weather normalization; and

•
a decrease of $8.1 million in rider and surcharge recoveries due to lower ad-valorem surcharge in Kansas and the expiration of the rider associated with the recovery of a take-or-pay settlements in Oklahoma, both of which are offset by lower regulatory amortization in depreciation and amortization expense.

Operating costs increased $12.2 million for the three months ended June 30, 2014, compared with the same period last year, due primarily to the following:

•
an increase of $5.3 million in employee-related expenses resulting from higher labor and compensation costs, which includes share-based compensation that in the prior period was impacted by a decrease in ONEOK’s share price;

•	an increase of $4.2 million in outside service costs related to a $3.4 million increase in pipeline maintenance activities and $1.3 million of costs associated with our separation from ONEOK; and

•	an increase of $2.5 million in insurance and information technology expenses; offset partially by

•	a decrease of $2.1 million in benefit costs related primarily to lower pension and other postretirement benefit costs resulting from an annual change in the estimated discount rate.

Operating costs increased $16.1 million for the six months ended June 30, 2014, compared with the same period last year, due primarily to the following:

•	an increase of $9.3 million in employee-related expenses resulting from higher labor and compensation costs;

•	an increase of $4.5 million in insurance and information technology expenses;

•	an increase of $3.6 million in outside service costs related primarily to $2.6 million of costs associated with our separation from ONEOK; and

•	an increase of $1.0 million in bad debt expense as a result of higher net margin; offset partially by

•	a decrease of $4.1 million in benefit costs related primarily to lower pension and other postretirement benefit costs resulting from an annual change in the estimated discount rate.

Depreciation and amortization expense decreased for the three and six months ended June 30, 2014, compared with the same periods last year, due primarily to a decrease in the amortization of a deferred ad-valorem surcharge rider in Kansas and take-or-pay rider in Oklahoma, offset partially by increased depreciation from our capital expenditures.

Capital Expenditures - Our capital expenditures program includes expenditures for pipeline integrity, automated meter reading, extending service to new areas, modifications to customer service lines, increasing system capabilities and replacements. It is our practice to maintain and upgrade facilities to ensure safe, reliable and efficient operations.

Selected Operating Information - The following tables set forth certain selected operating information for the periods indicated:

	Three Months Ended								Variances
	June 30,								2014 vs. 2013
(in thousands)	2014				2013				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	778	579	602	1,959	772	581	598	1,951	6	(2)	4	8
Commercial and industrial	72	50	34	156	72	50	34	156	—	—	—	—
Wholesale and public authority	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	6	1	12	5	6	1	12	—	—	—	—
Total customers	855	635	640	2,130	849	637	636	2,122	6	(2)	4	8

	Six Months Ended								Variances
	June 30,								2014 vs. 2013
(in thousands)	2014				2013				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	780	584	602	1,966	774	583	596	1,953	6	1	6	13
Commercial and industrial	73	51	35	159	73	50	34	157	—	1	1	2
Wholesale and public authority	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	6	1	12	5	6	1	12	—	—	—	—
Total customers	858	641	641	2,140	852	639	634	2,125	6	2	7	15

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Volumes (MMcf)	2014	2013	2014	2013
Natural gas sales
Residential	13,551	16,367	76,965	71,592
Commercial and industrial	4,724	5,785	23,043	21,032
Wholesale and public authority	422	337	1,231	2,820
Total volumes sold	18,697	22,489	101,239	95,444
Transportation	48,372	49,802	115,349	108,511
Total volumes delivered	67,069	72,291	216,588	203,955

Residential, commercial and industrial natural gas sales volumes decreased for the three months ended June 30, 2014, compared with the same period last year, due primarily to warmer temperatures in the second quarter of 2014. Residential, commercial and industrial natural gas sales volumes increased for the six months ended June 30, 2014, compared with the same period last year, due primarily to colder temperatures in the first quarter of 2014. The impact on margins was mitigated largely by weather-normalization mechanisms.

Wholesale sales represent contracted natural gas volumes that exceed the needs of our residential, commercial and industrial customer base and are available for sale to other parties. The impact to net margin from changes in volumes associated with these customers is minimal.

	Three Months Ended
	June 30,
	2014		2013		2014 vs 2013	2014	2013
Heating Degree Days	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	228	195	381	195	(40)%	117%	195%
Kansas	409	411	586	411	(30)%	100%	143%
Texas	63	58	85	52	(26)%	109%	163%

	Six Months Ended
	June 30,
	2014		2013		2014 vs 2013	2014	2013
Heating Degree Days	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	2,370	1,998	2,282	1,998	4%	119%	114%
Kansas	3,288	2,913	3,156	2,913	4%	113%	108%
Texas	1,041	1,037	1,110	1,040	(6)%	100%	107%

Normal HDDs are established through rate proceedings in each of our rate jurisdictions for use primarily in weather normalization billing calculations. Normal HDDs disclosed above are based on:

•	10-year weighted average HDDs as of December 31, 2008, for years 1999-2008, as calculated using 11 weather stations across Oklahoma and weighted on average customer count for Oklahoma;

•
30-year average for years 1981-2010 published by the National Oceanic and Atmospheric Administration, as calculated using 13 weather stations across Kansas and weighted on HDDs by weather station and customers for Kansas; and

•
HDDs, which are used primarily in the weather normalization billing calculations for each service area of Texas, are weighted using a rolling 10-year average of actual natural gas distribution sales volumes by service area for Texas.

Actual HDDs are based on quarter-to-date and year-to-date, weighted average of:

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

Short-term Financing - We entered into the ONE Gas Credit Agreement, which is scheduled to expire in January 2019. The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. The ONE Gas Credit Agreement also contains customary affirmative and negative covenants, including covenants relating to liens, indebtedness of subsidiaries, investments, changes in the nature of business, fundamental changes, transactions with affiliates, burdensome agreements, and use of proceeds. In the event of a breach of certain covenants by us, amounts outstanding under the ONE Gas Credit Agreement may become due and payable immediately. At June 30, 2014, our debt-to-capital ratio was 40 percent, and we were in compliance with all covenants under the ONE Gas Credit Agreement.

The ONE Gas Credit Agreement includes a $50 million sublimit for the issuance of standby letters of credit and also features an option to request an increase in the size of the facility to an aggregate of $1.2 billion from $700 million, upon satisfaction of customary conditions, including receipt of commitments from new lenders or increased commitments from existing lenders. Borrowings made under the facility are available for general corporate purposes. The ONE Gas Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in our credit rating. Based on our credit ratings, borrowings, if any, will accrue interest at LIBOR plus 79.5 basis points, and the annual facility fee is 8 basis points. The total amount of short-term borrowings authorized by ONE Gas’ Board of Directors is $1.2 billion. At June 30, 2014, we had no short-term borrowings, $0.7 million in letters of credit issued under the ONE Gas Credit Agreement and approximately $161.3 million of cash and cash equivalents. At June 30, 2014, we had $699.3 million of credit available under the ONE Gas Credit Agreement.

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

The indenture governing our Senior Notes includes an event of default upon the acceleration of other indebtedness of $100 million or more. Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding senior notes to declare those senior notes immediately due and payable in full.

We may redeem our Senior Notes at par, plus accrued and unpaid interest to the redemption date, starting one month, three months, and six months, respectively, before their maturity dates. Prior to these dates, we may redeem these Senior Notes, in whole or in part, at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium. The redemption price will never be less than 100 percent of the principal amount of the respective Senior Notes plus accrued and unpaid interest to the redemption date. Our Senior Notes are senior unsecured obligations, ranking equally in right of payment with all of our existing and future unsecured senior indebtedness.

In connection with the issuance of our Senior Notes, we entered into a registration rights agreement, pursuant to which we are obligated to use our commercially reasonable efforts to file with the SEC and cause to become effective a registration statement with respect to an offer to exchange each series of our Senior Notes for new notes, with terms substantially identical in all material respects to each such series of our Senior Notes. Alternatively, if the exchange offers are not available, cannot be completed or the Senior Notes are ineligible to be exchanged in the exchange offers for one or more series of senior notes, we will be required to use our commercially reasonable efforts to file a shelf registration statement to cover resales of our Senior Notes under the Securities Act. If we do not comply with these obligations, we will be required to pay additional interest on our Senior Notes under specified circumstances. We expect to complete the exchange offer for our Senior Notes in the third quarter of 2014.

Credit Ratings - Our credit ratings as of June 30, 2014 were:

Rating Agency	Rating	Outlook
Moody’s	A2	Stable
S&P	A-	Stable

We intend to maintain strong credit metrics while we pursue a balanced approach to capital investment and a return of capital to shareholders via a dividend that we believe will be competitive with our peer group.

Capitalization structure - As of June 30, 2014, our total capitalization structure is 40 percent debt to 60 percent equity.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Six Months Ended		Variances
	June 30,		2014 vs. 2013
	2014	2013	Increase (Decrease)
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$261.7	$225.0	$36.7
Investing activities	(148.6)	(126.9)	(21.7)
Financing activities	45.1	(98.3)	143.4
Change in cash and cash equivalents	158.2	(0.2)	158.4
Cash and cash equivalents at beginning of period	3.1	4.0	(0.9)
Cash and cash equivalents at end of period	$161.3	$3.8	$157.5

Operating Cash Flows - Operating cash flows are affected by earnings from our business activities. Changes in natural gas prices and demand for our services or natural gas, whether because of general economic conditions, changes in supply or increased competition from other service providers, could affect our earnings and operating cash flows.

2014 vs. 2013 - Cash flows from operating activities increased for the six months ended June 30, 2014, compared with the same period in 2013. The increase was due primarily to the collection of trade receivables, payment of trade payables and the recovery of gas purchase costs through our purchased-gas cost mechanisms. The timing of cash collections from customers and payments to vendors and suppliers vary from period to period in the normal course of business and directly impact our cash flows from operations. Typically, our cash flow from operations are greater in the first half of the year compared with the second half of the year.

Investing Cash Flows - Cash used in investing activities increased for the six months ended June 30, 2014, compared with the prior period due primarily to capital expenditures for pipeline replacements.

Financing Cash Flows - The changes in cash flows from financing activities are the result of our $1.19 billion debt issuance and $1.13 billion cash payment to ONEOK in connection with our separation from ONEOK in 2014, compared with our participation in ONEOK’s cash management program and our distributions to ONEOK in 2013.

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

Federal, state and regional initiatives to measure and regulate greenhouse gas emissions are underway. We monitor all relevant federal and state legislation to assess the potential impact on our operations. The EPA’s Mandatory Greenhouse Gas Reporting Rule requires annual greenhouse gas emissions reporting as carbon dioxide equivalents from affected facilities and for the natural gas delivered by us to our natural gas distribution customers who are not otherwise required to report their own emissions. Our 2013 total reported emissions were approximately 14.0 million metric tons of carbon dioxide equivalents. This total includes the carbon dioxide equivalents from natural gas delivered to customers as if all such gas were combusted and the carbon dioxide equivalents of certain fugitive methane emissions from our pipelines. The additional cost to gather and report this emission data did not have, and we do not expect it to have, a material impact on our results of operations, financial position or cash flows. In addition, Congress has considered, and may consider in the future, legislation to reduce greenhouse gas emissions, including carbon dioxide and methane. Likewise, the EPA may institute additional regulatory rulemaking associated with greenhouse gas emissions. At this time, no rule or legislation has been enacted that assesses any costs, fees or expenses on any of these emissions.

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

Regulatory - Several regulatory initiatives impacted the earnings and future earnings potential of our business.  See discussion of our regulatory initiatives in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•
the costs associated with becoming compliant with the Sarbanes-Oxley Act of 2002 as a stand-alone company and the consequences of failing to implement effective internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002; and

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

Commodity Price Risk

Our commodity price risk, driven primarily by fluctuations in the price of natural gas, is mitigated by our purchased-gas cost adjustment mechanisms. Additionally, we inject natural gas into storage during the summer months and withdraw the natural gas during the winter heating season. We use derivative instruments to mitigate the volatility of natural gas prices for anticipated natural gas purchases during the winter heating months. Premiums paid and any cash settlements received associated with these derivative instruments are included in, and recoverable through our purchased-gas cost adjustment mechanisms. These costs are subject to review by regulatory authorities.

Interest-Rate Risk

We would be exposed to interest-rate risk with any new debt financing. We are able to manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and, at times, interest-rate swaps. Fixed-rate swaps may be used to reduce our risk of increased interest costs during periods of rising interest rates. Floating-rate swaps may be used to convert the fixed rates of long-term borrowings into short-term variable rates.

Counterparty Credit Risk

We assess the creditworthiness of our customers. Those customers who do not meet minimum standards are required to provide security, including deposits and other forms of collateral, when appropriate. With more than 2 million customers across three states, we are not exposed materially to a concentration of credit risk. We maintain a provision for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, consideration of the current credit environment and other information. In most jurisdictions, we are able to recover the natural gas cost component of our uncollectible accounts through our purchased-gas cost mechanisms.

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the second quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Statements of Income for the three and six months ended June 30, 2014 and 2013; (iii) Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013; (iv) Balance Sheets at June 30, 2014 and December 31, 2013; (v) Statements of Cash Flows for the six months ended June 30, 2014 and 2013; (vi) Statement of Changes in Equity for the six months ended June 30, 2014; and (vii) Notes to Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2014		ONE Gas, Inc.
Registrant

	By:	/s/ Curtis L. Dinan
Curtis L. Dinan
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)