Form 10-Q
period 2014-09-30
ONE Gas, Inc.
filed 2014-11-04
CIK 1587732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014.
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
Yes __ No X

On October 24, 2014, the Company had 52,053,796 shares of common stock outstanding.

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

We also make available on our website the Interactive Data Files required to be submitted and posted pursuant to Rule 405 of Regulation S-T.

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

Annual Report	Annual Report on Form 10-K for the year ended December 31, 2013
Bcf	Billion cubic feet
CERCLA	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
Clean Air Act	Federal Clean Air Act, as amended
Clean Water Act	Federal Water Pollution Control Amendments of 1972, as amended
CNG	Compressed natural gas
DOT	United States Department of Transportation
Employee Matters Agreement	Employee Matters Agreement dated January 14, 2014, between ONEOK and ONE Gas
EPA	United States Environmental Protection Agency
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	Accounting principles generally accepted in the United States of America
GRIP	Texas Gas Reliability Infrastructure Program
HDDs	Heating Degree Days
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
LDCs	Local distribution companies
LIBOR	London Interbank Offered Rate
MMcf	Million cubic feet
Moody’s	Moody’s Investors Service, Inc.
NYSE	New York Stock Exchange
OCC	Oklahoma Corporation Commission
ONE Gas	ONE Gas, Inc.
ONE Gas Credit Agreement	ONE Gas’ $700 million revolving credit agreement dated December 20, 2013 and effective January 31, 2014
ONE Gas Predecessor
ONE Gas, Inc.’s predecessor for accounting purposes that consists of the business attributable to ONEOK’s natural gas distribution segment that was transferred to ONE Gas, Inc. in connection with its
  separation from ONEOK

ONEOK	ONEOK, Inc. and its subsidiaries
ONEOK Partners	ONEOK Partners, L.P. and its subsidiaries
PBRC	Performance-Based Rate Change
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
Pipeline Safety Improvement Act	Pipeline Safety Improvement Act of 2002, as amended
Pipeline Safety, Regulatory Certainty and Job Creation Act	Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011, as amended
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
RRC	Railroad Commission of Texas
S&P	Standard & Poor’s Ratings Services
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Separation and Distribution Agreement	Separation and Distribution Agreement dated January 14, 2014, between ONEOK and ONE Gas
Tax Matters Agreement	Tax Matters Agreement dated January 14, 2014, between ONEOK and ONE Gas
Transition Services Agreement	Transition Services Agreement dated January 14, 2014, between ONEOK and ONE Gas
XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ONE Gas, Inc.
STATEMENTS OF INCOME
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2014	2013	2014	2013
	(Thousands of dollars, except per share amounts)
Revenues	$241,522	$219,725	$1,304,538	$1,167,266
Cost of natural gas	75,070	60,492	701,757	577,912
Net margin	166,452	159,233	602,781	589,354
Operating expenses
Operations and maintenance	101,829	99,341	309,154	292,275
Depreciation and amortization	31,217	32,347	93,995	100,118
General taxes	14,287	13,356	44,348	41,627
Total operating expenses	147,333	145,044	447,497	434,020
Operating income	19,119	14,189	155,284	155,334
Other income	8	1,831	1,005	3,909
Other expense	(652)	(478)	(1,829)	(1,980)
Interest expense	(11,160)	(15,233)	(35,886)	(45,702)
Income before income taxes	7,315	309	118,574	111,561
Income (taxes) benefit	(2,662)	125	(45,391)	(42,684)
Net income	$4,653	$434	$73,183	$68,877

Earnings per share (Note 5)
Basic	$0.09	$0.01	$1.40	$1.32
Diluted	$0.09	$0.01	$1.38	$1.32

Average shares (thousands)
Basic	52,361	52,319	52,353	52,319
Diluted	53,014	52,319	52,848	52,319
Dividends declared per share of stock	$0.28	$—	$0.56	$—
See accompanying Notes to Financial Statements.

ONE Gas, Inc.
STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2014	2013	2014	2013
	(Thousands of dollars)
Net income	$4,653	$434	$73,183	$68,877
Other comprehensive income (loss), net of tax
Change in pension and postretirement benefit plan liability, net of tax of $49, $0, $98 and $0, respectively	(78)	—	(156)	—
Total other comprehensive income (loss), net of tax	(78)	—	(156)	—
Comprehensive income	$4,575	$434	$73,027	$68,877
See accompanying Notes to Financial Statements.

ONE Gas, Inc.
BALANCE SHEETS

	September 30,	December 31,
(Unaudited)	2014	2013
Assets	(Thousands of dollars)
Property, plant and equipment
Property, plant and equipment	$4,782,857	$4,534,074
Accumulated depreciation and amortization	1,545,828	1,489,216
Net property, plant and equipment	3,237,029	3,044,858
Current assets
Cash and cash equivalents	59,685	3,171
Accounts receivable, net	135,750	356,988
Natural gas in storage	217,320	166,128
Regulatory assets (Note 2)	51,900	21,657
Other current assets	40,527	54,240
Total current assets	505,182	602,184
Goodwill and other assets
Regulatory assets (Note 2)	312,023	23,822
Goodwill	157,953	157,953
Other assets	52,790	17,658
Total goodwill and other assets	522,766	199,433
Total assets	$4,264,977	$3,846,475
See accompanying Notes to Financial Statements.

ONE Gas, Inc.
BALANCE SHEETS
(Continued)
	September 30,	December 31,
(Unaudited)	2014	2013
Equity and Liabilities	(Thousands of dollars)
Equity and long-term debt
Preferred stock, $0.01 par value: authorized 50,000,000 shares; no shares issued	$—	$—
Common stock, $0.01 par value: authorized 250,000,000 shares; issued and outstanding 52,045,742 shares at September 30, 2014; authorized 1,000 shares, issued and outstanding 100 shares at December 31, 2013	520	—
Paid-in capital	1,755,539	—
Retained earnings	18,486	—
Accumulated other comprehensive income (loss)	(3,549)	—
Owner’s net investment	—	1,239,023
Total equity	1,770,996	1,239,023
Long-term debt, excluding current maturities	1,201,313	1,318
Long-term line of credit with ONEOK	—	1,027,631
Total equity and long-term debt	2,972,309	2,267,972
Current liabilities
Current maturities of long-term debt	6	6
Short-term note payable to ONEOK	—	444,960
Affiliate payable	—	22,403
Accounts payable	97,653	169,500
Accrued taxes other than income	43,486	32,426
Accrued liabilities	20,768	4,791
Customer deposits	57,317	57,360
Regulatory liabilities	33,546	17,796
Other current liabilities	21,372	19,835
Total current liabilities	274,148	769,077
Deferred credits and other liabilities
Deferred income taxes	835,345	743,452
Other deferred credits	183,175	65,974
Total deferred credits and other liabilities	1,018,520	809,426
Commitments and contingencies (Note 7)
Total liabilities and equity	$4,264,977	$3,846,475
See accompanying Notes to Financial Statements.

This page intentionally left blank.

ONE Gas, Inc.
STATEMENTS OF CASH FLOWS
	Nine Months Ended
	September 30,
(Unaudited)	2014	2013
	(Thousands of dollars)
Operating activities
Net income	$73,183	$68,877
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93,995	100,118
Deferred income taxes	2,828	42,633
Share-based compensation expense	5,651	—
Provision for doubtful accounts	5,019	4,129
Changes in assets and liabilities:
Accounts receivable	216,219	131,759
Natural gas in storage	(51,192)	(97,107)
Asset removal costs	(34,963)	(33,682)
Affiliate payable	—	(6,922)
Accounts payable	(70,063)	(56,484)
Accrued taxes other than income	11,060	8,901
Accrued liabilities	15,977	(5,593)
Customer deposits	(43)	(2,230)
Regulatory assets and liabilities	23,308	28,255
Other assets and liabilities	(40,971)	(6,530)
Cash provided by operating activities	250,008	176,124
Investing activities
Capital expenditures	(224,619)	(206,372)
Proceeds from sale of assets	—	1,044
Cash used in investing activities	(224,619)	(205,328)
Financing activities
Settlement of short-term notes payable to ONEOK, net	—	48,255
Issuance of debt, net of discounts	1,199,994	—
Long-term debt financing costs	(11,078)	—
Cash payment to ONEOK upon separation	(1,130,000)	—
Issuance of common stock	1,330	—
Dividends paid	(29,121)	—
Repayment of long-term debt	—	(61)
Distributions to ONEOK	—	(20,348)
Cash provided by financing activities	31,125	27,846
Change in cash and cash equivalents	56,514	(1,358)
Cash and cash equivalents at beginning of period	3,171	4,040
Cash and cash equivalents at end of period	$59,685	$2,682
See accompanying Notes to Financial Statements.

ONE Gas, Inc.
STATEMENT OF CHANGES IN EQUITY

(Unaudited)	Common Stock Issued	Common Stock	Paid-in Capital	Retained Earnings
	(Shares)	(Thousands of dollars)

January 1, 2014	100	$—	$—	$—
Net income	—	—	—	47,607
Other comprehensive loss	—	—	—	—
Net transfers from ONEOK (Note 1)	—	—	—	—
Reclassification of Owner’s net investment to paid-in capital	—	—	1,749,078	—
Issuance of common stock at the separation	51,941,136	520	(520)	—
Common stock issued	104,506	—	6,981	—
Common stock dividends - $0.56 per share	—	—	—	(29,121)
September 30, 2014	52,045,742	$520	$1,755,539	$18,486
See accompanying Notes to Financial Statements.

ONE Gas, Inc.
STATEMENT OF CHANGES IN EQUITY
(Continued)
(Unaudited)	Owner’s Net Investment	Accumulated Other Comprehensive Income (Loss)	Total Equity
	(Thousands of dollars)

January 1, 2014	$1,239,023	$—	$1,239,023
Net income	25,576	—	73,183
Other comprehensive loss	—	(156)	(156)
Net transfers from ONEOK (Note 1)	484,479	(3,393)	481,086
Reclassification of Owner’s net investment to paid-in capital	(1,749,078)	—	—
Issuance of common stock at the separation	—	—	—
Common stock issued	—	—	6,981
Common stock dividends - $0.56 per share	—	—	(29,121)
September 30, 2014	$—	$(3,549)	$1,770,996
See accompanying Notes to Financial Statements.

ONE Gas, Inc.
NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC. These statements also have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The 2013 year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes in our Annual Report. Due to the seasonal nature of our business, the results of operations for the three and nine months ended September 30, 2014, are not necessarily indicative of the results that may be expected for a 12-month period.

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

Immediately prior to the contribution of the natural gas distribution business to us, ONEOK contributed to the capital of the natural gas distribution business all of the amounts outstanding on the natural gas distribution business’ short-term note payable to and long-term line of credit with ONEOK. We received approximately $1.19 billion of cash from a private placement of senior notes (which were later exchanged for registered notes), then used a portion of those proceeds to fund a cash payment of approximately $1.13 billion to ONEOK in connection with the separation. Effective January 31, 2014, the number of our authorized shares increased to 250 million shares of common stock and 50 million shares of preferred stock. On January 31, 2014, ONEOK distributed one share of our common stock for every four shares of ONEOK common stock held by ONEOK shareholders of record as of the close of business on January 21, 2014, the record date of the distribution. At the close of business on January 31, 2014, we became an independent, publicly traded company as a result of the distribution. Our common stock began trading “regular-way” under the ticker symbol “OGS” on the NYSE on February 3, 2014.

We provide natural gas distribution services to more than 2 million customers through our divisions in Oklahoma, Kansas and Texas through Oklahoma Natural Gas, Kansas Gas Service and Texas Gas Service, respectively. We serve residential, commercial, industrial and transportation customers in all three states. In addition, we serve wholesale and public authority customers.

Reorganization Adjustments - In accordance with the terms of the Separation and Distribution Agreement, ONEOK contributed the assets and liabilities of its natural gas distribution business to us. The contributions below represent ONEOK assets and liabilities attributable to pension and other post-retirement employee benefits, general corporate assets and liabilities and related deferred taxes not included previously in the ONE Gas Predecessor balance sheet, but the costs for which were included in ONE Gas Predecessor’s results of operations. The table below also includes the contribution of the short-term note payable to and long-term line of credit with ONEOK previously included in ONE Gas Predecessor balance sheets. The assets and liabilities below were recorded at historical cost as the reorganization was among entities under common control. In the three months ended September 30, 2014, we finalized certain estimates attributable primarily to employee benefits that resulted in a $1.7 million decrease to the net transfers from ONEOK. Net transfers from ONEOK included:

(Thousands of dollars)
Property, plant and equipment, net	$21,459
Regulatory assets, pension and other post-retirement benefits	331,148
Other assets	80,700
Long-term line of credit with ONEOK	1,027,631
Short-term note payable to ONEOK	397,857
Pension and other postretirement benefits - liabilities	(123,800)
Other liabilities	(34,404)
Deferred taxes	(86,112)
Accumulated other comprehensive loss	(3,393)
Net contribution of assets (liabilities)	$1,611,086
Less: Cash paid to ONEOK	1,130,000
Net transfers from ONEOK	$481,086

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

Because the operations of the natural gas distribution business within ONEOK were conducted through separate divisions, ONEOK’s net investment in us, excluding the long-term line of credit with ONEOK, is shown as owner’s net investment in lieu of stockholder’s equity in the financial statements prior to the separation. Transactions between ONEOK and us which were not part of the long-term line of credit with ONEOK or the short-term notes payable to ONEOK have been identified in the Statement of Changes in Equity as a net transfer from ONEOK. Transactions with ONEOK’s other operating businesses, which generally settled monthly, are shown as accounts receivable-affiliate or accounts payable-affiliate in periods prior to the separation.

All financial information presented after the separation represents the results of operations, financial position and cash flows of ONE Gas. Accordingly:

•
Our Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2014, consist of the results of ONE Gas for the three and eight months ended September 30, 2014, and the results of ONE Gas Predecessor for the one month ended January 31, 2014. Our Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2013, consist entirely of the results of ONE Gas Predecessor. Our net income for the period prior to January 31, 2014, was recorded to owner’s net investment.

•	Our Balance Sheet at September 30, 2014, consists of the balances of ONE Gas, while at December 31, 2013, it consists of the balances of ONE Gas and ONE Gas Predecessor.

•
Our Statement of Cash Flows for the nine months ended September 30, 2014, consists of the results of ONE Gas for the eight months ended September 30, 2014, and the results of ONE Gas Predecessor for the one month ended January

31, 2014. Our Statement of Cash Flows for the nine months ended September 30, 2013, consists entirely of the results of ONE Gas Predecessor.

•
Our Statement of Changes in Equity for the nine months ended September 30, 2014, consists of both the activity for ONE Gas Predecessor prior to January 31, 2014, and the activity for ONE Gas completed in connection with, and subsequent to, the separation on January 31, 2014.

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

Cash and Cash Equivalents - Cash equivalents consist of highly liquid investments, which are readily convertible into cash and have original maturities of three months or less.

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

Segments - We operate as one business segment: regulated public utilities that deliver natural gas to residential, commercial, industrial, wholesale and transportation customers. The accounting policies for our segment are the same as described in Note 1 of our Notes to the Financial Statements in our Annual Report. We evaluate our financial performance principally on operating income. For the three and nine months ended September 30, 2014, and 2013, we had no single external customer from which we received 10 percent or more of our gross revenues.

Recently Issued Accounting Standards Update - In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which clarifies and converges the revenue recognition principles under GAAP and International Financial Reporting Standards. We are evaluating the impact of this recently issued guidance, which is required to be adopted for our quarterly and annual reports beginning with the first quarter 2017.

Goodwill Impairment Test - We assess our goodwill for impairment at least annually as of July 1. At July 1, 2014, we assessed qualitative factors to determine whether it was more likely than not that the fair value of our reporting unit was less than its carrying amount. After assessing qualitative factors (including macroeconomic conditions, industry and market considerations, cost factors and overall financial performance), we determined that no further testing was necessary.

2.	REGULATORY ASSETS AND LIABILITIES

The tables below present a summary of regulatory assets, net of amortization, and liabilities for the periods indicated:

	September 30, 2014
	Current	Noncurrent	Total
	(Thousands of dollars)
Under-recovered purchased-gas costs	$36,349	$—	$36,349
Pension and postretirement benefit costs (see Note 6)	11,407	299,448	310,855
Reacquired debt costs	812	9,933	10,745
Other	3,332	2,642	5,974
Total regulatory assets, net of amortization	51,900	312,023	363,923
Accumulated removal costs (a)	—	(17,425)	(17,425)
Weather normalization	(17,930)	—	(17,930)
Over-recovered purchased-gas costs	(13,381)	—	(13,381)
Ad valorem tax	(2,235)	—	(2,235)
Total regulatory liabilities	(33,546)	(17,425)	(50,971)
Net regulatory assets (liabilities)	$18,354	$294,598	$312,952
(a) Included in other deferred credits in our Balance Sheets.

	December 31, 2013
	Current	Noncurrent	Total
	(Thousands of dollars)
Under-recovered purchased-gas costs	$12,393	$—	$12,393
Pension and postretirement benefit costs	298	9,556	9,854
Reacquired debt costs	812	10,541	11,353
Other	8,154	3,725	11,879
Total regulatory assets, net of amortization	21,657	23,822	45,479
Accumulated removal costs (a)	—	(21,375)	(21,375)
Over-recovered purchased-gas costs	(17,796)	—	(17,796)
Total regulatory liabilities	(17,796)	(21,375)	(39,171)
Net regulatory assets (liabilities)	$3,861	$2,447	$6,308
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

Unrecovered purchased-gas costs represent the costs that have been over- or under-recovered from customers through the purchased-gas cost adjustment mechanisms and include natural gas utilized in our operations, premiums paid and any cash settlements received from our purchased natural gas call options.

3.	CREDIT FACILITY AND SHORT-TERM NOTES PAYABLE

ONE Gas Credit Agreement - The ONE Gas Credit Agreement, which became effective upon our separation from ONEOK and is scheduled to expire in January 2019, contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. The ONE Gas Credit Agreement also contains customary affirmative and negative covenants, including covenants relating to liens, indebtedness of subsidiaries, investments, changes in the nature of business, fundamental changes, transactions with affiliates, burdensome agreements and use of proceeds. In the event of a breach of certain covenants by ONE Gas, amounts outstanding under the ONE Gas Credit Agreement may become due and payable immediately. At September 30, 2014, our debt-to-capital ratio was 40 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement.

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

In July 2014, we entered into a commercial paper program under which we may issue unsecured commercial paper up to a maximum amount of $700 million to fund short-term borrowing needs. The maturities of the commercial paper notes may vary but may not exceed 270 days from the date of issue. The commercial paper notes are sold generally at a negotiated discount from par.

The ONE Gas Credit Agreement is available to repay the commercial paper notes, if necessary. Amounts outstanding under the commercial paper program reduce the borrowing capacity under the ONE Gas Credit Agreement. As of September 30, 2014, we had no borrowings outstanding under the ONE Gas Credit Agreement and had not issued any commercial paper.

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

In connection with the issuance of our Senior Notes, we entered into a registration rights agreement, pursuant to which we were obligated to use our commercially reasonable efforts to file with the SEC and cause to become effective a registration statement with respect to an offer to exchange each series of our Senior Notes for new notes via a noncash exchange, with terms substantially identical in all material respects to each such series of our Senior Notes. Our registration statement, as amended, was declared effective by the SEC on September 5, 2014. We completed our noncash exchange of our Senior Notes in October 2014.

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
The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Three Months Ended September 30, 2014
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$4,653	52,361	$0.09
Diluted EPS Calculation
Effect of dilutive securities	—	653
Net income available for common stock and common stock equivalents	$4,653	53,014	$0.09

	Three Months Ended September 30, 2013
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$434	52,319	$0.01
Diluted EPS Calculation
Effect of dilutive securities	—	—
Net income available for common stock and common stock equivalents	$434	52,319	$0.01

	Nine Months Ended September 30, 2014
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$73,183	52,353	$1.40
Diluted EPS Calculation
Effect of dilutive securities	—	495
Net income available for common stock and common stock equivalents	$73,183	52,848	$1.38

	Nine Months Ended September 30, 2013
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$68,877	52,319	$1.32
Diluted EPS Calculation
Effect of dilutive securities	—	—
Net income available for common stock and common stock equivalents	$68,877	52,319	$1.32

Dividends - On May 15, 2014, we paid dividends on our common stock to shareholders of record at the close of business on April 30, 2014, equal to $0.28 per share ($1.12 per share on an annualized basis). On August 15, 2014, we paid dividends on our common stock to shareholders of record at the close of business on August 1, 2014, equal to $0.28 per share ($1.12 per share on an annualized basis). In October 2014, a dividend of $0.28 per share ($1.12 per share on an annualized basis) was declared for shareholders of record on October 31, 2014, payable November 14, 2014.

6.	EMPLOYEE BENEFIT PLANS

Prior to the separation, certain ONEOK employees participated in defined benefit pension plans and postretirement health and welfare plans (“Shared Plans”) sponsored by ONEOK, including employees who directly supported our operations. Through December 31, 2013, we accounted for such Shared Plans as multiemployer benefit plans. Accordingly, we did not record an asset or liability to recognize the funded status of the Shared Plans on our balance sheets until the separation date. We recorded expenses of $13.4 million and $40.6 million for the three and nine months ended September 30, 2013, respectively, for our allocation of pension costs prior to the separation.

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

The following tables set forth the components of net periodic benefit cost for our pension and postretirement benefit plans for the periods indicated:

	Pension Benefits
	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2014	2014
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$3,554	$9,227
Interest cost	10,948	32,844
Expected return on assets	(14,965)	(44,895)
Amortization of unrecognized prior service cost	137	411
Amortization of net loss	7,550	22,649
Net periodic benefit cost	$7,224	$20,236

	Postretirement Benefits
	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2014	2014
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$867	$2,908
Interest cost	2,901	8,703
Expected return on assets	(2,848)	(8,544)
Amortization of unrecognized prior service cost	(440)	(1,320)
Amortization of net loss	992	2,976
Net periodic benefit cost	$1,472	$4,723

We recover qualified pension benefit plan and other postretirement benefit plan costs through rates charged to our customers. Certain utility commissions require that the recovery of these costs be based on specific guidelines. The difference between these regulatory-based amounts and the periodic benefit cost calculated pursuant to GAAP is deferred as a regulatory asset or liability and amortized to expense over periods in which this difference will be recovered in rates, as promulgated by the applicable utility commission. Regulatory adjustments to the net periodic benefit cost were not material for the three and nine months ended September 30, 2014.

7.	COMMITMENTS AND CONTINGENCIES

Agreements with ONEOK after the Separation - We entered into the Separation and Distribution Agreement and several other agreements with ONEOK to effect the separation and provide a framework for our relationships with ONEOK after the distribution. These agreements govern the relationship between ONEOK and us subsequent to the completion of the distribution. The Separation and Distribution Agreement contains many of the key provisions related to our separation from ONEOK and the distribution of our shares of common stock to ONEOK’s shareholders, including cross-indemnities between us and ONEOK. In general, ONEOK agreed to indemnify us for any liabilities relating to ONEOK’s business following the distribution, including ONEOK Partners and ONEOK’s former Energy Services segments, and we agreed to indemnify ONEOK for any liabilities relating to the natural gas distribution business. If a liability does not relate to either ONEOK’s remaining business or to our natural gas distribution business, then we and ONEOK will each be responsible for a portion of such liability. In addition to the Separation and Distribution Agreement, we entered into the following agreements with ONEOK related to the separation:

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

If certain conditions are met, we may elect to designate a derivative instrument as a hedge to mitigate the risk of exposure to changes in fair values or cash flows.

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

Derivative Instruments -  At September 30, 2014, we held purchased natural gas call options for the heating season ending March 2015, with total notional amounts of 37.4 Bcf, for which we paid premiums of $13.1 million, and had a fair value of $9.5 million. At December 31, 2013, we held purchased natural gas call options for the heating season ended March 2014, with total notional amounts of 26.6 Bcf, for which we paid premiums of $8.6 million, and had a fair value of $8.7 million. The premiums paid and any cash settlements received are recorded as part of our unrecovered purchased-gas costs in current regulatory assets as these contracts are included in, and recoverable through, the purchased-gas cost adjustment mechanisms. Additionally, changes in fair value associated with these contracts are deferred as part of our unrecovered purchase gas costs in our balance sheets. At September 30, 2014, we recorded $1.4 million of derivative assets in other current assets in our balance sheet for purchased natural gas call options where the fair value exceeded the premiums paid. Our natural gas call options are classified as Level 1 as fair value amounts are based on unadjusted quoted prices in active markets including NYMEX-settled prices. There were no transfers between levels for the three and nine months ended September 30, 2014 and 2013.

All of our natural gas derivative financial contracts were with ONEOK Energy Services Company, a subsidiary of ONEOK, prior to March 31, 2014. ONEOK Energy Services Company entered into similar natural gas derivative financial contracts with third parties at our direction and on our behalf. We have entered into natural gas derivative financial contracts with third parties during the six months ended September 30, 2014.

Other Financial Instruments - The approximate fair value of cash and cash equivalents, accounts receivable and accounts payable is equal to book value, due to the short-term nature of these items. Our cash and cash equivalents are comprised of bank and money market accounts and are classified as Level 1.

The short-term notes payable were due upon demand and, therefore, the carrying amounts approximate fair value and are classified as Level 1. The estimated fair value and book value of our long-term debt, including current maturities, was $1.3 billion and $1.2 billion, respectively, at September 30, 2014. The estimated fair value and book value of our long-term line of credit with ONEOK at December 31, 2013, was $1.2 billion and $1.0 billion, respectively. The estimated fair value of our Senior Notes at September 30, 2014, was determined using quoted market prices before and after the senior note exchange, and are considered Level 2. The estimated fair value of our long-term line of credit with ONEOK was valued using the income approach by discounting the future payments and are considered Level 3. Significant unobservable inputs include the discount rate, which we estimated using a rate at which we could have borrowed at each measurement date.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited financial statements and the Notes to Financial Statements in this Quarterly Report, as well as our Annual Report.  Due to the seasonal nature of our business, the results of operations for the three and nine months ended September 30, 2014, are not necessarily indicative of the results that may be expected for a 12-month period.

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

Immediately prior to the contribution of the natural gas distribution business to us, ONEOK contributed to the capital of the natural gas distribution business all of the amounts outstanding on the natural gas distribution business’ short-term note payable to and long-term line of credit with ONEOK. We received approximately $1.19 billion of cash from a private placement of senior notes (which were later exchanged for registered notes), then used a portion of those proceeds to fund a cash payment of approximately $1.13 billion to ONEOK in connection with the separation. On January 31, 2014, ONEOK distributed one share of our common stock for every four shares of ONEOK common stock held by ONEOK shareholders of record as of the close of business on January 21, 2014, the record date of the distribution. At the close of business on January 31, 2014, we became an independent, publicly traded company as a result of the distribution. Our common stock began trading “regular-way” under the ticker symbol “OGS” on the NYSE on February 3, 2014.

Dividend - On May 15, 2014, we paid dividends on our common stock to shareholders of record at the close of business on April 30, 2014, equal to $0.28 per share ($1.12 per share on an annualized basis). On August 15, 2014, we paid dividends on our common stock to shareholders of record at the close of business on August 1, 2014, equal to $0.28 per share ($1.12 per share on an annualized basis). In October 2014, a dividend of $0.28 per share ($1.12 per share on an annualized basis) was declared for shareholders of record on October 31, 2014, payable November 14, 2014.

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

Kansas - In August 2014, Kansas Gas Service submitted an application to the KCC requesting an increase in base rates of approximately $3.5 million related to its Gas System Reliability Surcharge. The KCC has 120 days to render a decision on the request.

Texas - In March 2014, Texas Gas Service and the City of El Paso agreed to enter into an annual rate review mechanism called the El Paso Annual Rate Review (EPARR) in lieu of a filing under the GRIP statute with the City of El Paso. Texas Gas Service filed under the GRIP statute for other cities in the El Paso service area. The EPARR provides for a streamlined review of Texas Gas Service’s revenue requirement based upon an agreed upon capital structure and return on equity. In April 2014, Texas Gas Service filed under the EPARR for an increase in revenues in the City of El Paso, and under the GRIP statute for the remainder of the El Paso service area. In July 2014, the City of El Paso approved an annual increase in revenues of $3.5 million, resulting from the EPARR filing. The GRIP filing for the remainder of the El Paso service area was approved with an increase in revenues of $0.6 million.

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

In the normal course of business, we have received approval for increases totaling $4.0 million for interim rate relief under the GRIP and cost-of-service adjustments in other Texas jurisdictions to address investments in rate base and changes in cost of service.

FINANCIAL RESULTS AND OPERATING INFORMATION

Selected Financial Results - The following table sets forth certain selected financial results for our operations for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2014 vs. 2013		2014 vs. 2013
Financial Results	2014	2013	2014	2013	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars, except percentages)
Natural gas sales	$213.4	$192.2	$1,203.2	$1,071.2	$21.2	11%	$132.0	12%
Transportation revenues	20.2	19.7	74.9	71.8	0.5	3%	3.1	4%
Cost of natural gas	75.1	60.5	701.8	577.9	14.6	24%	123.9	21%
Net margin, excluding other revenues	158.5	151.4	576.3	565.1	7.1	5%	11.2	2%
Other revenues	8.0	7.9	26.5	24.3	0.1	1%	2.2	9%
Net margin	166.5	159.3	602.8	589.4	7.2	5%	13.4	2%
Operating costs	116.2	112.8	353.5	334.0	3.4	3%	19.5	6%
Depreciation and amortization	31.2	32.3	94.0	100.1	(1.1)	(3)%	(6.1)	(6)%
Operating income	$19.1	$14.2	$155.3	$155.3	$4.9	35%	$—	—%
Capital expenditures	$76.0	$76.4	$224.6	$206.4	$(0.4)	(1)%	$18.2	9%

The following table sets forth our net margin, excluding other revenues, by type of customer, for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
Net Margin, Excluding Other	September 30,		September 30,		2014 vs. 2013		2014 vs. 2013
Revenues	2014	2013	2014	2013	Increase (Decrease)		Increase (Decrease)
Natural gas sales	(Millions of dollars, except percentages)
Residential	$115.1	$109.1	$413.4	$407.5	$6.0	5%	$5.9	1%
Commercial and industrial	22.3	21.8	84.2	82.2	0.5	2%	2.0	2%
Wholesale and public authority	0.9	0.8	3.8	3.6	0.1	13%	0.2	6%
Net margin on natural gas sales	138.3	131.7	501.4	493.3	6.6	5%	8.1	2%
Transportation margin	20.2	19.7	74.9	71.8	0.5	3%	3.1	4%
Net margin, excluding other revenues	$158.5	$151.4	$576.3	$565.1	$7.1	5%	$11.2	2%

Our net margin on natural gas sales is comprised of two components, fixed and variable margin. Fixed margin reflects the portion of our net margin attributable to the monthly fixed customer charge component of our rates, which does not fluctuate based on customer usage in each period. Variable margin reflects the portion of our net margin that fluctuates with the volumes delivered and billed.

We believe that the combination of the significant residential component of our customer base, the fixed charge component of our sales margin and our regulatory rate mechanisms that we have in place result in a stable cash flow profile. The following table sets forth our net margin on natural gas sales by revenue type for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2014 vs. 2013		2014 vs. 2013
Net Margin on Natural Gas Sales	2014	2013	2014	2013	Increase (Decrease)		Increase (Decrease)
Net margin on natural gas sales	(Millions of dollars, except percentages)
Fixed margin	$123.3	$116.8	$367.2	$351.4	$6.5	6%	$15.8	4%
Variable margin	15.0	14.9	134.2	141.9	0.1	1%	(7.7)	(5)%
Net margin on natural gas sales	$138.3	$131.7	$501.4	$493.3	$6.6	5%	$8.1	2%

Net margin increased $7.2 million for the three months ended September 30, 2014, compared with the same period last year, due primarily to the following:

•	an increase of $5.6 million from new rates primarily in Texas and Oklahoma;

•	an increase of $1.6 million in residential sales due primarily to customer growth; and

•	an increase of $0.7 million due to higher transportation volumes; offset partially by

•
a decrease of $1.1 million in rider and surcharge recoveries due primarily to lower ad-valorem surcharge in Kansas and the expiration of the rider associated with the recovery of take-or-pay settlements in Oklahoma, both of which are offset by lower regulatory amortization in depreciation and amortization expense.

Net margin increased $13.4 million for the nine months ended September 30, 2014, compared with the same period last year, due primarily to the following:

•	an increase of $13.2 million from new rates primarily in Texas and Oklahoma;

•	an increase of $4.2 million in residential sales due primarily to customer growth;

•	an increase of $3.9 million from higher transportation volumes due primarily to weather-sensitive customers;

•	an increase of $1.5 million in CNG revenue and higher line extension revenue from commercial and industrial customers in Oklahoma; offset partially by

•
a decrease of $9.2 million in rider and surcharge recoveries due to lower ad-valorem surcharge in Kansas and the expiration of the rider associated with the recovery of a take-or-pay settlements in Oklahoma, both of which are offset by lower regulatory amortization in depreciation and amortization expense; and

•
a decrease of $0.9 million due to lower sales volumes primarily in Kansas due to warmer weather in second quarter of 2014 compared with colder-than-normal weather in the second quarter of 2013, net of weather normalization.

Operating costs increased $3.4 million for the three months ended September 30, 2014, compared with the same period last year, due primarily to the following:

•
an increase of $6.0 million in outside service costs related primarily to $3.3 million of costs associated with our separation from ONEOK and a $1.0 million increase in pipeline maintenance activities; and

•	an increase of $3.2 million in insurance and information technology expenses; offset partially by

•
a decrease of $3.9 million in employee-related expenses resulting from lower share-based compensation costs that were impacted by an increase in ONEOK’s share price in the prior period, offset by higher labor; and

•	a decrease of $1.7 million in benefit costs related primarily to lower pension and other postretirement benefit costs resulting from an annual change in the estimated discount rate.

Operating costs increased $19.5 million for the nine months ended September 30, 2014, compared with the same period last year, due primarily to the following:

•	an increase of $9.7 million in outside service costs related primarily to $6.1 million of costs associated with our separation from ONEOK and $3.7 million in pipeline maintenance activities;

•	an increase of $7.9 million in insurance and information technology expenses;

•	an increase of $6.3 million in employee-related expenses resulting from higher labor and compensation costs; and

•	an increase of $0.9 million in bad debt expense as a result of higher net margin; offset partially by

•	a decrease of $5.8 million in benefit costs related primarily to lower pension and other postretirement benefit costs resulting from an annual change in the estimated discount rate.

Depreciation and amortization expense decreased for the three and nine months ended September 30, 2014, compared with the same periods last year, due primarily to a decrease in the amortization of a deferred ad-valorem surcharge rider in Kansas and take-or-pay rider in Oklahoma, offset partially by increased depreciation from our capital expenditures.

Capital Expenditures - Our capital expenditures program includes expenditures for pipeline integrity, automated meter reading, extending service to new areas, modifications to customer service lines, increasing system capabilities, pipeline replacements, information technology hardware and software. It is our practice to maintain and upgrade our infrastructure, facilities and systems to ensure safe, reliable and efficient operations.

Selected Operating Information - The following tables set forth certain selected operating information for the periods indicated:

	Three Months Ended								Variances
	September 30,								2014 vs. 2013
(in thousands)	2014				2013				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	769	569	601	1,939	763	570	597	1,930	6	(1)	4	9
Commercial and industrial	71	50	33	154	70	50	33	153	1	—	—	1
Wholesale and public authority	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	6	1	12	5	6	1	12	—	—	—	—
Total customers	845	625	638	2,108	838	626	634	2,098	7	(1)	4	10

	Nine Months Ended								Variances
	September 30,								2014 vs. 2013
(in thousands)	2014				2013				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	776	579	602	1,957	770	579	597	1,946	6	—	5	11
Commercial and industrial	73	50	34	157	72	49	34	155	1	1	—	2
Wholesale and public authority	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	6	1	12	5	6	1	12	—	—	—	—
Total customers	854	635	640	2,129	847	634	635	2,116	7	1	5	13

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Volumes (MMcf)	2014	2013	2014	2013
Natural gas sales
Residential	7,845	7,545	84,809	79,136
Commercial and industrial	3,810	3,775	26,853	24,806
Wholesale and public authority	287	272	1,518	3,092
Total volumes sold	11,942	11,592	113,180	107,034
Transportation	43,653	43,148	159,002	151,660
Total volumes delivered	55,595	54,740	272,182	258,694

Residential, commercial and industrial natural gas sales volumes increased for the nine months ended September 30, 2014, compared with the same period last year, due primarily to colder temperatures in the first quarter of 2013. The impact on margins was mitigated largely by weather-normalization mechanisms.

Wholesale sales represent contracted natural gas volumes that exceed the needs of our residential, commercial and industrial customer base and are available for sale to other parties. The impact to net margin from changes in volumes associated with these customers is minimal.

	Three Months Ended
	September 30,
	2014		2013		2014 vs 2013	2014	2013
Heating Degree Days	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	11	14	2	14	450%	79%	14%
Kansas	43	52	15	52	187%	83%	29%
Texas	1	1	—	1	100%	100%	—%

	Nine Months Ended
	September 30,
	2014		2013		2014 vs 2013	2014	2013
Heating Degree Days	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	2,381	2,012	2,284	2,012	4%	118%	114%
Kansas	3,331	2,965	3,171	2,965	5%	112%	107%
Texas	1,034	1,025	1,094	1,028	(5)%	101%	106%

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

We entered into the ONE Gas Credit Agreement, which is a $700 million unsecured revolving credit facility that became effective upon our separation from ONEOK. On July 16, 2014, we entered into a commercial paper program to support our working capital requirements and general corporate needs.

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

Short-term Financing - We entered into the ONE Gas Credit Agreement, which is scheduled to expire in January 2019. The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. The ONE Gas Credit Agreement also contains customary affirmative and negative covenants, including covenants relating to liens, indebtedness of subsidiaries, investments, changes in the nature of business, fundamental changes, transactions with affiliates, burdensome agreements, and use of proceeds. In the event of a breach of certain covenants by us, amounts outstanding under the ONE Gas Credit Agreement may become due and payable immediately. At September 30, 2014, our debt-to-capital ratio was 40 percent, and we were in compliance with all covenants under the ONE Gas Credit Agreement.

The ONE Gas Credit Agreement includes a $50 million sublimit for the issuance of standby letters of credit and also features an option to request an increase in the size of the facility to an aggregate of $1.2 billion from $700 million, upon satisfaction of customary conditions, including receipt of commitments from new lenders or increased commitments from existing lenders. Borrowings made under the facility are available for general corporate purposes. The ONE Gas Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in our credit rating. Based on our credit ratings, borrowings, if any, will accrue interest at LIBOR plus 79.5 basis points, and the annual facility fee is 8 basis points. The total amount of short-term borrowings authorized by ONE Gas’ Board of Directors is $1.2 billion. At September 30, 2014, we had no short-term borrowings, $0.7 million in letters of credit issued under the ONE Gas Credit Agreement and approximately $59.7 million of cash and cash equivalents. At September 30, 2014, we had $699.3 million of credit available under the ONE Gas Credit Agreement.

We may reduce the unutilized portion of the ONE Gas Credit Agreement in whole or in part without premium or penalty. The ONE Gas Credit Agreement contains customary events of default. Upon the occurrence of certain events of default, the obligations under the ONE Gas Credit Agreement may be accelerated and the commitments may be terminated.

In July 2014, we entered into a commercial paper program under which we may issue unsecured commercial paper up to a maximum amount of $700 million to fund short-term borrowing needs. The maturities of the commercial paper notes may vary but may not exceed 270 days from the date of issue. The commercial paper notes are sold generally at a negotiated discount from par.

The ONE Gas Credit Agreement is available to repay the commercial paper notes, if necessary. Amounts outstanding under the commercial paper program reduce the borrowing capacity under the ONE Gas Credit Agreement. As of September 30, 2014, we had no borrowings outstanding under the ONE Gas Credit Agreement and had not issued any commercial paper.

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

In connection with the issuance of our Senior Notes, we entered into a registration rights agreement, pursuant to which we were obligated to use our commercially reasonable efforts to file with the SEC and cause to become effective a registration statement with respect to an offer to exchange each series of our Senior Notes for new notes via a noncash exchange, with terms substantially identical in all material respects to each such series of our Senior Notes. Our registration statement, as amended, was declared effective by the SEC on September 5, 2014. We completed our noncash exchange of our Senior Notes in October 2014.

Credit Ratings - Our credit ratings as of September 30, 2014 were:

Rating Agency	Rating	Outlook
Moody’s	A2	Stable
S&P	A-	Stable

Our commercial paper is currently rated Prime-1 by Moody’s and A-2 by S&P. We intend to maintain strong credit metrics while we pursue a balanced approach to capital investment and a return of capital to shareholders via a dividend that we believe will be competitive with our peer group.

Capitalization structure - As of September 30, 2014, our total capitalization structure is 40 percent debt to 60 percent equity.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Nine Months Ended		Variances
	September 30,		2014 vs. 2013
	2014	2013	Increase (Decrease)
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$250.0	$176.1	$73.9
Investing activities	(224.6)	(205.3)	(19.3)
Financing activities	31.1	27.8	3.3
Change in cash and cash equivalents	56.5	(1.4)	57.9
Cash and cash equivalents at beginning of period	3.2	4.0	(0.8)
Cash and cash equivalents at end of period	$59.7	$2.6	$57.1

Operating Cash Flows - Operating cash flows are affected by earnings from our business activities. Changes in natural gas prices and demand for our services or natural gas, whether because of general economic conditions, changes in supply or increased competition from other service providers, could affect our earnings and operating cash flows.

Cash flows from operating activities increased for the nine months ended September 30, 2014, compared with the same period in 2013. The increase was due primarily to the collection of trade receivables, payment of trade payables and the recovery of gas purchase costs through our purchased-gas cost mechanisms. The timing of cash collections from customers and payments to vendors and suppliers vary from period to period in the normal course of business and directly impact our cash flows from operations. Typically, our cash flow from operations are greater in the first half of the year compared with the second half of the year.

Investing Cash Flows - Cash used in investing activities increased for the nine months ended September 30, 2014, compared with the prior period due primarily to capital expenditures for pipeline replacements and information technology assets associated with our separation from ONEOK.

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

Federal, state and regional initiatives to measure and regulate greenhouse gas emissions are underway. We monitor relevant federal and state legislation to assess the potential impact on our operations. The EPA’s Mandatory Greenhouse Gas Reporting Rule requires annual greenhouse gas emissions reporting as carbon dioxide equivalents from affected facilities and for the natural gas delivered by us to our natural gas distribution customers who are not otherwise required to report their own emissions. Our 2013 total reported emissions were approximately 14.0 million metric tons of carbon dioxide equivalents. This total includes the carbon dioxide equivalents from natural gas delivered to customers as if all such gas were combusted and the carbon dioxide equivalents of certain fugitive methane emissions from our pipelines. The additional cost to gather and report this emission data did not have, and we do not expect it to have, a material impact on our results of operations, financial position or cash flows. In addition, Congress has considered, and may consider in the future, legislation to reduce greenhouse gas emissions, including carbon dioxide and methane. Likewise, the EPA may institute additional regulatory rulemaking associated with greenhouse gas emissions. At this time, no rule or legislation has been enacted that assesses any costs, fees or expenses on any of these emissions.

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

We review our goodwill for impairment at least annually, and we evaluated our goodwill for impairment as of July 1, 2014. Our goodwill impairment analysis performed on that date did not result in an impairment charge nor did our analysis reflect our reporting unit at risk, and subsequent to that date, no event has occurred indicating that the implied fair value of our reporting unit (including its inherent goodwill) is less than the carrying value of its net assets.

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

Commodity Price Risk

Our commodity price risk, driven primarily by fluctuations in the price of natural gas, is mitigated by our purchased-gas cost adjustment mechanisms. Additionally, we inject natural gas into storage during the summer months and withdraw the natural gas during the winter heating season. Pursuant to programs that are approved by the state commissions, we use derivative instruments to mitigate the volatility of natural gas prices for anticipated natural gas purchases during the winter heating months. Premiums paid and any cash settlements received associated with these derivative instruments are included in, and recoverable through our purchased-gas cost adjustment mechanisms.

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

Changes in Internal Control Over Financial Reporting - In the three months ended September 30, 2014, we transitioned accounting and financial systems from our former parent company’s information technology environment to our own environment. The systems transitioned include our enterprise resource planning, fixed assets accounting, customer billing and measurement applications. We believe the internal controls over financial reporting remained substantially unchanged and do not believe these related internal control changes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Other than described above, there have been no other changes during the three months ended September 30, 2014.

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
4.1
Base Indenture, dated as of January 27, 2014, by and between ONE Gas, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.1 to ONE Gas, Inc.’s Current Report on Form 8-K (File No. 001-36108), filed on January 30, 2014).

4.2
Supplemental Indenture, dated as of January 27, 2014, by and between ONE Gas, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.2 to ONE Gas, Inc.’s Current Report on Form 8-K ( File No. 001-36108), filed on January 30, 2014).

10.1	Form of Commercial Paper Deal Agreement (incorporated by reference to Exhibit 10.1 to ONE Gas, Inc.’s Current Report on Form 8-K (File No. 001-36108) filed on September 10, 2014).

31.1	Certification of Pierce H. Norton II pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Curtis L. Dinan pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Pierce H. Norton II pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Curtis L. Dinan pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101. PRE	XBRL Presentation Linkbase Document.

101.DEF	XBRL Extension Definition Linkbase Document.

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Statements of Income for the three and nine months ended September 30, 2014 and 2013; (iii) Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013; (iv) Balance Sheets at September 30, 2014 and December 31, 2013; (v) Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; (vi) Statement of Changes in Equity for the nine months ended September 30, 2014; and (vii) Notes to Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 4, 2014		ONE Gas, Inc.
Registrant

	By:	/s/ Curtis L. Dinan
Curtis L. Dinan
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)