Form 10-K/A
period 2014-12-31
ONE Gas, Inc.
filed 2015-02-27
CIK 1587732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

On February 6, 2015, we had 52,145,396 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 21, 2015, are incorporated by reference in Part III.

EXPLANATORY NOTE

This Amendment No. 1 to the annual report on Form 10-K of ONE Gas, Inc. (the “Company”) for the year ended December 31, 2014, originally filed on February 19, 2015, is being filed to correct a typographical error in the listing on the cover page of the number of shares of Common Stock outstanding as of February 6, 2015. The correct number of shares outstanding as of such date is 52,145,396, as indicated on the cover page of this Amendment No. 1.

This Amendment No. 1 does not reflect events occurring after February 19, 2015 and does not update or modify in any way the results of operations, financial position, cash flows or other disclosures in the Company’s Form 10-K filed on February 19, 2015.

As required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment No. 1 to the Company’s Form 10-K under Item 15 of Part IV.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of Amendment No. 1 to the Annual Report on Form 10-K of ONE Gas, Inc. for the year ended December 31, 2014:

3.	EXHIBITS

Exhibit Number	Description

31.1	Certification of Pierce H. Norton II pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Curtis L. Dinan pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Pierce H. Norton II pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Curtis L. Dinan pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101. PRE	XBRL Presentation Linkbase Document.

101.DEF	XBRL Extension Definition Linkbase Document.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 27, 2015		ONE Gas, Inc.
Registrant

		By:	/s/ Curtis L. Dinan
Curtis L. Dinan
Senior Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Pierce H. Norton II pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Curtis L. Dinan pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Pierce H. Norton II pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Curtis L. Dinan pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101. PRE	XBRL Presentation Linkbase Document.

101.DEF	XBRL Extension Definition Linkbase Document.

5