Form 10-Q
period 2015-03-31
ONE Gas, Inc.
filed 2015-04-30
CIK 1587732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015.
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
Yes __ No X

On April 21, 2015, the Company had 52,593,748 shares of common stock outstanding.

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
Heating Degree Day or HDD
A measure designed to reflect the demand for energy needed for heating based on the extent to which the daily average temperature falls below a reference temperature for which no heating is required, usually 65 degrees Fahrenheit

KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
LDCs	Local distribution companies
LIBOR	London Interbank Offered Rate
MMcf	Million cubic feet
Moody’s	Moody’s Investors Service, Inc.
NYSE	New York Stock Exchange
OCC	Oklahoma Corporation Commission
ONE Gas	ONE Gas, Inc.
ONE Gas Credit Agreement	ONE Gas’ $700 million revolving credit agreement, which expires January, 2019
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ONE Gas, Inc.
STATEMENTS OF INCOME
	Three Months Ended
	March 31,
(Unaudited)	2015	2014
	(Thousands of dollars, except per share amounts)
Revenues	$676,531	$766,178
Cost of natural gas	413,553	506,342
Net margin	262,978	259,836
Operating expenses
Operations and maintenance	106,561	103,499
Depreciation and amortization	31,630	31,460
General taxes	15,782	15,524
Total operating expenses	153,973	150,483
Operating income	109,005	109,353
Other income	813	633
Other expense	(454)	(1,148)
Interest expense	(11,169)	(12,950)
Income before income taxes	98,195	95,888
Income taxes	(37,814)	(36,812)
Net income	$60,381	$59,076

Earnings per share (Note 6)
Basic	$1.15	$1.13
Diluted	$1.13	$1.13

Average shares (thousands)
Basic	52,707	52,334
Diluted	53,446	52,512
Dividends declared per share of stock	$0.30	$—
See accompanying Notes to Financial Statements.

ONE Gas, Inc.
STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(Unaudited)	2015	2014
	(Thousands of dollars)
Net income	$60,381	$59,076
Other comprehensive income (loss), net of tax
Change in pension and other postretirement benefit plan liability, net of tax of $(88) and $2,124, respectively	140	(3,393)
Total other comprehensive income (loss), net of tax	140	(3,393)
Comprehensive income	$60,521	$55,683
See accompanying Notes to Financial Statements.

ONE Gas, Inc.
BALANCE SHEETS

	March 31,	December 31,
(Unaudited)	2015	2014
Assets	(Thousands of dollars)
Property, plant and equipment
Property, plant and equipment	$4,904,206	$4,850,201
Accumulated depreciation and amortization	1,578,438	1,556,481
Net property, plant and equipment	3,325,768	3,293,720
Current assets
Cash and cash equivalents	142,502	11,943
Accounts receivable, net	308,850	326,749
Income tax receivable	5,590	43,800
Natural gas in storage	81,277	185,300
Regulatory assets (Note 2)	22,322	50,193
Other current assets	43,903	49,516
Total current assets	604,444	667,501
Goodwill and other assets
Regulatory assets (Note 2)	465,049	478,723
Goodwill	157,953	157,953
Other assets	52,274	51,313
Total goodwill and other assets	675,276	687,989
Total assets	$4,605,488	$4,649,210
See accompanying Notes to Financial Statements.

ONE Gas, Inc.
BALANCE SHEETS
(Continued)
	March 31,	December 31,
(Unaudited)	2015	2014
Equity and Liabilities	(Thousands of dollars)
Equity and long-term debt
Common stock, $0.01 par value: authorized 250,000,000 shares; issued and outstanding 52,590,112 shares at March 31, 2015; issued and outstanding 52,083,859 shares at December 31, 2014	$526	$521
Paid-in capital	1,759,934	1,758,796
Retained earnings	84,239	39,894
Accumulated other comprehensive income (loss)	(5,034)	(5,174)
Total equity	1,839,665	1,794,037
Long-term debt, excluding current maturities	1,201,310	1,201,311
Total equity and long-term debt	3,040,975	2,995,348
Current liabilities
Current maturities of long-term debt	6	6
Notes payable	—	42,000
Accounts payable	105,058	159,064
Accrued taxes other than income	47,859	44,742
Accrued liabilities	13,648	26,019
Customer deposits	60,856	60,003
Regulatory liabilities	54,252	32,467
Other current liabilities	18,324	28,132
Total current liabilities	300,003	392,433
Deferred credits and other liabilities
Deferred income taxes	897,458	894,585
Employee benefit obligations	286,654	287,779
Other deferred credits	80,398	79,065
Total deferred credits and other liabilities	1,264,510	1,261,429
Commitments and contingencies (Note 8)
Total liabilities and equity	$4,605,488	$4,649,210
See accompanying Notes to Financial Statements.

This page intentionally left blank.

ONE Gas, Inc.
STATEMENTS OF CASH FLOWS
	Three Months Ended
	March 31,
(Unaudited)	2015	2014
	(Thousands of dollars)
Operating activities
Net income	$60,381	$59,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,630	31,460
Deferred income taxes	10,460	152
Share-based compensation expense	2,484	1,794
Provision for doubtful accounts	896	891
Changes in assets and liabilities:
Accounts receivable	17,003	(42,712)
Income tax receivable	38,210	—
Natural gas in storage	104,023	84,474
Asset removal costs	(8,168)	(8,107)
Accounts payable	(53,777)	6,091
Current income taxes payable	—	18,965
Accrued taxes other than income	3,117	24,125
Accrued liabilities	(12,371)	10,363
Customer deposits	853	1,424
Regulatory assets and liabilities	63,434	11,066
Other assets and liabilities	(17,085)	(16,964)
Cash provided by operating activities	241,090	182,098
Investing activities
Capital expenditures	(54,914)	(65,731)
Cash used in investing activities	(54,914)	(65,731)
Financing activities
Repayments on notes payable, net	(42,000)	—
Issuance of debt, net of discounts	—	1,199,994
Long-term debt financing costs	—	(10,903)
Cash payment to ONEOK upon separation	—	(1,130,000)
Issuance of common stock	2,156	17
Dividends paid	(15,773)	—
Cash provided by (used in) financing activities	(55,617)	59,108
Change in cash and cash equivalents	130,559	175,475
Cash and cash equivalents at beginning of period	11,943	3,171
Cash and cash equivalents at end of period	$142,502	$178,646
See accompanying Notes to Financial Statements.

ONE Gas, Inc.
STATEMENT OF EQUITY

(Unaudited)	Common Stock Issued	Common Stock	Paid-in Capital
	(Shares)	(Thousands of dollars)

January 1, 2015	52,083,859	$521	$1,758,796
Net income	—	—	—
Other comprehensive income	—	—	—
Common stock issued and other	506,253	5	875
Common stock dividends - $0.30 per share	—	—	263
March 31, 2015	52,590,112	$526	$1,759,934
See accompanying Notes to Financial Statements.

ONE Gas, Inc.
STATEMENT OF EQUITY
(Continued)
(Unaudited)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	(Thousands of dollars)

January 1, 2015	$39,894	$(5,174)	$1,794,037
Net income	60,381	—	60,381
Other comprehensive income	—	140	140
Common stock issued and other	—	—	880
Common stock dividends - $0.30 per share	(16,036)	—	(15,773)
March 31, 2015	$84,239	$(5,034)	$1,839,665
See accompanying Notes to Financial Statements.

ONE Gas, Inc.
NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC. These statements also have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The 2014 year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes in our Annual Report. Due to the seasonal nature of our business, the results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for a 12-month period.

Separation - Prior to January 31, 2014, ONE Gas, Inc. was a wholly owned subsidiary of ONEOK and comprised its former natural gas distribution business. On January 31, 2014, we became an independent, publicly traded company as a result of a distribution by ONEOK of our common stock to ONEOK’s shareholders. Our common stock began trading “regular-way” under the ticker symbol “OGS” on the NYSE on February 3, 2014.

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

All financial information presented after the separation represents the results of operations, financial position and cash flows of ONE Gas. Accordingly:

•
Our Statement of Income and Comprehensive Income for the three months ended March 31, 2014, consist of the results of ONE Gas for the two months ended March 31, 2014, and the results of ONE Gas Predecessor for the one month ended January 31, 2014.

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

Related-Party Transactions - Prior to our separation from ONEOK on January 31, 2014, we had certain transactions with ONEOK, including, but not limited to, natural gas supply, allocated corporate services, employee benefits, cash management, derivatives and long-term lines of credit. Following the separation, any services we continue to receive from ONEOK are now third-party transactions. The remaining related-party transactions were not material.

Segments - We operate in one reportable business segment: regulated public utilities that deliver natural gas to residential, commercial, industrial, wholesale, public authority and transportation customers. The accounting policies for our segment are the same as described in Note 1 of our Notes to the Financial Statements in our Annual Report. We evaluate our financial performance principally on operating income. For the three months ended March 31, 2015, and 2014, we had no single external customer from which we received 10 percent or more of our gross revenues.

Treasury Shares - In February 2015, our Board of Directors authorized us to purchase treasury shares to be used to offset shares issued under our employee and non-employee director equity compensation, dividend reinvestment and employee stock purchase plans. The Board of Directors established an annual limit of $20 million of treasury stock purchases, exclusive of funds received through the dividend reinvestment and employee stock purchase plans. Stock purchases may be made in the open market or in private transactions at times and in amounts that we deem appropriate. There is no guarantee as to the exact number of shares that we may purchase, and we can terminate or limit the program at any time.

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

2.	REGULATORY ASSETS AND LIABILITIES

The tables below present a summary of regulatory assets, net of amortization, and liabilities for the periods indicated:

	March 31, 2015
	Current	Noncurrent	Total
	(Thousands of dollars)
Pension and postretirement benefit costs (see Note 7)	$20,218	$453,382	$473,600
Reacquired debt costs	812	9,527	10,339
Other	1,292	2,140	3,432
Total regulatory assets, net of amortization	22,322	465,049	487,371
Accumulated removal costs (a)	—	(15,038)	(15,038)
Weather normalization	(8,740)	—	(8,740)
Over-recovered purchased-gas costs	(44,015)	—	(44,015)
Ad valorem tax	(1,497)	—	(1,497)
Total regulatory liabilities	(54,252)	(15,038)	(69,290)
Net regulatory assets (liabilities)	$(31,930)	$450,011	$418,081
(a) Included in other deferred credits in our Balance Sheets.

	December 31, 2014
	Current	Noncurrent	Total
	(Thousands of dollars)
Under-recovered purchased-gas costs	$28,712	$—	$28,712
Pension and postretirement benefit costs	18,108	466,684	484,792
Reacquired debt costs	812	9,730	10,542
Other	2,561	2,309	4,870
Total regulatory assets, net of amortization	50,193	478,723	528,916
Accumulated removal costs (a)	—	(15,451)	(15,451)
Weather normalization	(16,516)	—	(16,516)
Over-recovered purchased-gas costs	(13,055)	—	(13,055)
Ad valorem tax	(2,896)	—	(2,896)
Total regulatory liabilities	(32,467)	(15,451)	(47,918)
Net regulatory assets (liabilities)	$17,726	$463,272	$480,998
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

Purchased-gas costs include the costs that have been over- or under-recovered from customers through the purchased-gas cost adjustment mechanisms and also include natural gas utilized in our operations, premiums paid and any cash settlements received from our purchased natural gas call options.

3.	CREDIT FACILITY AND SHORT-TERM NOTES PAYABLE

ONE Gas Credit Agreement - The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. The ONE Gas Credit Agreement also contains customary affirmative and negative covenants, including covenants relating to liens, indebtedness of subsidiaries, investments, changes in the nature of business, fundamental changes, transactions with affiliates, burdensome agreements and use of proceeds. In the event of a breach of certain covenants by ONE Gas, amounts outstanding under the ONE Gas Credit Agreement may become due and payable immediately. At March 31, 2015, our debt-to-capital ratio was 40 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement.

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

We have a commercial paper program under which we may issue unsecured commercial paper up to a maximum amount of $700 million to fund short-term borrowing needs. The maturities of the commercial paper notes may vary but may not exceed 270 days from the date of issue. The commercial paper notes are generally sold at par less a discount representing an interest factor.

The ONE Gas Credit Agreement is available to repay the commercial paper notes, if necessary. Amounts outstanding under the commercial paper program reduce the borrowing capacity under the ONE Gas Credit Agreement. At March 31, 2015, we had no short-term borrowings, $1.0 million in letters of credit issued under the ONE Gas Credit Agreement and $699.0 million of remaining credit available under the ONE Gas Credit Agreement.

4.	LONG-TERM DEBT

Senior Notes - We have senior notes, consisting of $300 million of 2.07 percent senior notes due 2019, $300 million of 3.61 percent senior notes due 2024 and $600 million of 4.658 percent senior notes due 2044 (collectively, our “Senior Notes”). The indenture governing our Senior Notes includes an event of default upon the acceleration of other indebtedness of $100 million or more. Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding Senior Notes to declare those Senior Notes immediately due and payable in full.

5.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the effect of reclassifications from accumulated other comprehensive income (loss) on our Statements of Income for the period indicated:

Details about Accumulated Other Comprehensive	Three Months Ended March 31,		Affected Line Item in the
Income (Loss) Components	2015	2014	Statements of Income
	(Thousands of dollars)
Pension and other postretirement benefit plan obligations (a)
Amortization of net loss	$12,565	$8,542
Amortization of unrecognized prior service cost	(373)	(303)
	12,192	8,239
Regulatory adjustments (b)	(11,964)	(13,756)
	228	(5,517)	Income before income taxes
	(88)	2,124	Income tax expense
Total reclassifications for the period	$140	$(3,393)	Net income
(a) These components of accumulated other comprehensive income (loss) are included in the computation of net periodic benefit cost. See Note 7 for additional detail of our net periodic benefit cost.
(b) Regulatory adjustments represent pension and other postretirement benefit costs expected to be recovered through rates and are deferred as part of our regulatory assets. See Note 2 for additional disclosures of regulatory assets and liabilities.

6.	EARNINGS PER SHARE

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
The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Three Months Ended March 31, 2015
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$60,381	52,707	$1.15
Diluted EPS Calculation
Effect of dilutive securities	—	739
Net income available for common stock and common stock equivalents	$60,381	53,446	$1.13

	Three Months Ended March 31, 2014
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$59,076	52,334	$1.13
Diluted EPS Calculation
Effect of dilutive securities	—	178
Net income available for common stock and common stock equivalents	$59,076	52,512	$1.13

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

Dividends - In April 2015, a dividend of $0.30 per share ($1.20 per share on an annualized basis) was declared for shareholders of record on May 15, 2015, payable June 1, 2015.

7.	EMPLOYEE BENEFIT PLANS

The following tables set forth the components of net periodic benefit cost for our pension and other postretirement benefit plans for the periods indicated:

	Pension Benefits
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2015	2014
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$3,524	$2,768
Interest cost	10,652	10,948
Expected return on assets	(15,362)	(14,965)
Amortization of unrecognized prior service cost	67	137
Amortization of net loss	11,055	7,550
Net periodic benefit cost	$9,936	$6,438

	Other Postretirement Benefits
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2015	2014
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$849	$1,174
Interest cost	2,666	2,901
Expected return on assets	(2,908)	(2,848)
Amortization of unrecognized prior service cost	(440)	(440)
Amortization of net loss	1,510	992
Net periodic benefit cost	$1,677	$1,779

We recover qualified pension benefit plan and other postretirement benefit plan costs through rates charged to our customers. Certain utility commissions require that the recovery of these costs be based on specific guidelines. The difference between these regulatory-based amounts and the periodic benefit cost calculated pursuant to GAAP is deferred as a regulatory asset or liability and amortized to expense over periods in which this difference will be recovered in rates, as promulgated by the applicable utility commission. Regulatory adjustments to the net periodic benefit cost were not material for the three month periods ended March 31, 2015 and 2014.

8.	COMMITMENTS AND CONTINGENCIES

Environmental Matters - We are subject to multiple historical, wildlife preservation and environmental laws and/or regulations which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, hazardous materials transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We have completed or addressed removal of the source of soil contamination at 11 of the 12 sites according to plans approved by the KDHE. Regulatory closure has been achieved at three of the sites. We have begun site assessment at the remaining site where no active remediation has occurred.

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during 2015 and 2014. We do not expect to incur material expenditures for these matters in the future.

Pipeline Safety - We are subject to PHMSA regulations, including integrity-management regulations. PHMSA regulations require pipeline companies operating high-pressure transmission pipelines to perform integrity assessments on pipeline segments that pass through densely populated areas or near specifically designated high-consequence areas. In January 2012, the Pipeline Safety, Regulatory Certainty and Job Creation Act was signed into law. The law increased maximum penalties for violating federal pipeline safety regulations and directs the DOT and the Secretary of Transportation to conduct further review or studies on issues that may or may not be material to us. These issues include, but are not limited to, the following:

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

9.	DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

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

Derivative Instruments -  At March 31, 2015, we had no purchased natural gas call options. At December 31, 2014, we held purchased natural gas call options for the heating season ended March 2015, with total notional amounts of 16.0 Bcf, for which we paid premiums of $6.4 million, and had a fair value of $0.1 million. The premiums paid and any cash settlements received are recorded as part of our unrecovered purchased-gas costs in current regulatory assets as these contracts are included in, and recoverable through, the purchased-gas cost adjustment mechanisms. Additionally, changes in fair value associated with these contracts are deferred as part of our unrecovered purchase gas costs in our Balance Sheets. Our natural gas call options are classified as Level 1 as fair value amounts are based on unadjusted quoted prices in active markets including NYMEX-settled prices. There were no transfers between levels for the three months ended March 31, 2015 and 2014.

Other Financial Instruments - The approximate fair value of cash and cash equivalents, accounts receivable and accounts payable is equal to book value, due to the short-term nature of these items. Our cash and cash equivalents are comprised of bank and money market accounts and are classified as Level 1.

Short-term notes payable are due upon demand and, therefore, the carrying amounts approximate fair value and are classified as Level 1. The estimated fair value and book value of our long-term debt, including current maturities, was $1.3 billion and $1.2 billion, respectively, at both March 31, 2015 and December 31, 2014. The estimated fair value of our senior notes at March 31, 2015, was determined using quoted market prices, and are considered Level 2.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited financial statements and the Notes to Financial Statements in this Quarterly Report, as well as our Annual Report.  Due to the seasonal nature of our business, the results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for a 12-month period.

RECENT DEVELOPMENTS

Dividend - In April 2015, a dividend of $0.30 per share ($1.20 per share on an annualized basis) was declared for shareholders of record on May 15, 2015, payable June 1, 2015.

Regulatory Activities - Oklahoma - As previously approved by the OCC in 2014, Oklahoma Natural Gas will file a rate case in 2015 based on a test year consisting of the 12 months ended March 31, 2015.

In March 2015, Oklahoma Natural Gas filed its energy-efficiency program true-up application for its 2014 program year, requesting a utility incentive adjustment of $1.2 million.

In December 2014, the Public Utility Division of the OCC filed an application to close the remaining take-or-pay items associated with its rider. The OCC’s final audit of the take-or-pay rider and related items included a review of the over-recovery of $1.1 million and recommended refunding this over-recovery to customers through Oklahoma Natural Gas’ Purchased Gas Adjustment Clause (PGA) mechanism. The pass-through of the over-recovery through the PGA has no impact on operating income.

Kansas - In March 2015, the KCC issued an order opening an investigation regarding accelerated replacement of obsolete pipeline materials. This order was issued after several open meetings were hosted by the KCC in the fourth quarter of 2014, discussing the status of natural gas infrastructure replacement in Kansas. The KCC requested initial briefs to be submitted by April 2015, addressing whether the KCC has the authority to establish alternative rate-making methodologies for pipe replacement beyond those outlined in Kansas’ Gas System Reliability statute. If the KCC finds it has such jurisdiction, then additional questions will be posed to the affected parties outlined in the docket and the investigation will proceed. The KCC expects to issue a ruling on the jurisdictional question by May 2015.

Texas - In March 2014, Texas Gas Service and the City of El Paso agreed to enter into an annual rate review mechanism called the El Paso Annual Rate Review (EPARR). The EPARR provides for a review of Texas Gas Service’s revenue requirement based upon an agreed upon capital structure and return on equity in lieu of a filing under the GRIP statute with the City of El Paso. Texas Gas Service continued to file under the GRIP statute for other incorporated cities in the El Paso service area until early 2015, when the other incorporated cities in the El Paso service area adopted the EPARR mechanism. GRIP is a capital-recovery mechanism that allows for a rate adjustment providing recovery of and a return on incremental capital investments made between rate cases.

In March 2015, Texas Gas Service filed under the EPARR requesting an increase in revenues of $9.4 million in the City of El Paso and surrounding incorporated cities. The filing included a request to include a payroll adjustment which would increase revenues by an additional $1.8 million, for a total increase in revenues of $11.2 million.  In April 2015, Texas Gas Service filed with the RRC under the GRIP statute, requesting an increase of $0.4 million in revenues for the unincorporated areas of the El Paso service area.

Texas Gas Service filed requests for rate relief under the GRIP statute with the City of Austin, Texas, and surrounding communities in February 2015, for approximately $3.7 million. If approved by the cities, new rates will become effective in May 2015.

In the normal course of business, we have received approval for increases totaling $1.4 million in 2015 for rate relief under the GRIP and cost-of-service adjustments in other Texas jurisdictions to address investments in rate base and changes in cost of service.

FINANCIAL RESULTS AND OPERATING INFORMATION

Selected Financial Results - The following table sets forth certain selected financial results for our operations for the periods indicated:

	Three Months Ended		Variances
	March 31,		2015 vs. 2014
Financial Results	2015	2014	Increase (Decrease)
	(Millions of dollars, except percentages)
Natural gas sales	$636.8	$724.7	$(87.9)	(12)%
Transportation revenues	31.4	32.5	(1.1)	(3)%
Cost of natural gas	413.6	506.3	(92.7)	(18)%
Net margin, excluding other revenues	254.6	250.9	3.7	1%
Other revenues	8.4	8.9	(0.5)	(6)%
Net margin	263.0	259.8	3.2	1%
Operating costs	122.4	118.9	3.5	3%
Depreciation and amortization	31.6	31.5	0.1	—%
Operating income	$109.0	$109.4	$(0.4)	—%
Capital expenditures	$54.9	$65.7	$(10.8)	(16)%

The following table sets forth our net margin, excluding other revenues, by type of customer, for the periods indicated:

	Three Months Ended		Variances
Net Margin, Excluding Other	March 31,		2015 vs. 2014
Revenues	2015	2014	Increase (Decrease)
Natural gas sales	(Millions of dollars, except percentages)
Residential	$184.1	$179.6	$4.5	3%
Commercial and industrial	37.0	37.0	—	—%
Wholesale and public authority	2.1	1.8	0.3	17%
Net margin on natural gas sales	223.2	218.4	4.8	2%
Transportation revenues	31.4	32.5	(1.1)	(3)%
Net margin, excluding other revenues	$254.6	$250.9	$3.7	1%

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

	Three Months Ended		Three Months
	March 31,		2015 vs. 2014
Net Margin on Natural Gas Sales	2015	2014	Increase (Decrease)
Net margin on natural gas sales	(Millions of dollars, except percentages)
Fixed margin	$129.3	$121.7	$7.6	6%
Variable margin	93.9	96.7	(2.8)	(3)%
Net margin on natural gas sales	$223.2	$218.4	$4.8	2%

Net margin increased $3.2 million for the three months ended March 31, 2015, compared with the same period last year, due primarily to the following:

•	an increase of $8.7 million from new rates primarily in Oklahoma and Texas; and

•	an increase of $1.3 million in residential sales due primarily to customer growth in Oklahoma; offset partially by

•
a decrease of $2.5 million in rider and surcharge recoveries due primarily to lower ad-valorem surcharge in Kansas and the expiration of the rider associated with the recovery of take-or-pay settlements in Oklahoma, both of which are offset by lower regulatory amortization in depreciation and amortization expense;

•	a decrease of $2.3 million due to lower sales volumes, net of weather normalization primarily from warmer weather in the first quarter 2015 compared with the first quarter 2014; and

•	a decrease of $1.0 million due primarily to lower transportation volumes from weather-sensitive customers in Kansas and Oklahoma.

Operating costs increased $3.5 million for the three months ended March 31, 2015, compared with the same period last year, due primarily to the following:

•
an increase in employee-related costs of $4.2 million primarily due to $3.4 million in higher labor costs and $2.0 million in higher benefit costs resulting primarily from a change in our discount rate associated with our pension and other postretirement benefit plans; offset partially by a decrease of $1.2 million in lower share-based compensation; and

•	an increase of $2.1 million in information technology expenses; offset partially by

•	a decrease of $1.5 million in workers’ compensation expense; and

•	a decrease of $1.0 million in expenses due primarily to our separation from ONEOK in the prior year.

Depreciation and amortization expense increased for the three months ended March 31, 2015, compared with the same period last year, due to an increase in depreciation of $2.7 million from our capital expenditures, offset primarily by a decrease in the amortization of ad-valorem surcharge rider in Kansas and take-or-pay rider in Oklahoma of $2.5 million.

Capital Expenditures - Our capital expenditures program includes expenditures for pipeline integrity, extending service to new areas, modifications to customer service lines, increasing system capabilities, pipeline replacements and information technology assets. It is our practice to maintain and upgrade our infrastructure, facilities and systems to ensure safe, reliable and efficient operations.

Capital expenditures decreased $10.8 million for the three months ended March 31, 2015, compared with the same period last year, due primarily to information technology hardware and software assets acquired due to our separation from ONEOK in the prior year.

Selected Operating Information - The following tables set forth certain selected operating information for the periods indicated:

	Three Months Ended								Variances
	March 31,								2015 vs. 2014
(in thousands)	2015				2014				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	788	586	606	1,980	782	589	603	1,974	6	(3)	3	6
Commercial and industrial	74	51	35	160	73	51	35	159	1	—	—	1
Wholesale and public authority	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	6	1	12	5	6	1	12	—	—	—	—
Total customers	867	643	645	2,155	860	646	642	2,148	7	(3)	3	7

	Three Months Ended
	March 31,
Volumes (MMcf)	2015	2014
Natural gas sales
Residential	60,112	63,413
Commercial and industrial	17,144	18,321
Wholesale and public authority	1,109	809
Total volumes sold	78,365	82,543
Transportation	60,772	66,976
Total volumes delivered	139,137	149,519

Residential and commercial and industrial natural gas sales volumes and transportation volumes delivered decreased for the three months ended March 31, 2015, compared with the same period last year, due primarily to warmer temperatures in the first quarter of 2015. The impact on residential and commercial margins was mitigated largely by weather-normalization mechanisms.

Wholesale sales represent contracted natural gas volumes that exceed the needs of our residential, commercial and industrial customer base and are available for sale to other parties. The impact to net margin from changes in volumes associated with these customers is minimal.

	Three Months Ended
	March 31,
	2015		2014		2015 vs 2014	2015	2014
Heating Degree Days	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	1,911	1,803	2,142	1,803	(11)%	106%	119%
Kansas	2,515	2,502	2,879	2,502	(13)%	101%	115%
Texas	1,102	994	984	997	12%	111%	99%

Normal HDDs are established through rate proceedings in each of our rate jurisdictions for use primarily in weather normalization billing calculations. See further discussion on weather normalization in our Regulatory Overview section in Part 1, Item 1,”Business,” of our Annual Report. Normal HDDs disclosed above are based on:

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

•	a rolling 10-year average of actual natural gas distribution sales volumes by service area for Texas.

Actual HDDs are based on quarter-to-date and year-to-date, weighted average of:

•	11 weather stations and customers by month for Oklahoma;

•	13 weather stations and customers by month for Kansas; and

•	9 weather stations and natural gas distribution sales volumes by service area for Texas.

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

LIQUIDITY AND CAPITAL RESOURCES

General - We have relied primarily on operating cash flow, commercial paper and the ONE Gas Credit Agreement for our liquidity and capital resource requirements. We fund operating expenses, working capital requirements, including purchases of natural gas, and capital expenditures primarily with cash from operations, commercial paper and bank credit facilities.

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

Short-term Financing - The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. The ONE Gas Credit Agreement also contains customary affirmative and negative covenants, including covenants relating to liens, indebtedness of subsidiaries, investments, changes in the nature of business, fundamental changes, transactions with affiliates, burdensome agreements, and use of proceeds. In the event of a breach of certain covenants by us, amounts outstanding under the ONE Gas Credit Agreement may become due and payable immediately. At March 31, 2015, our debt-to-capital ratio was 40 percent, and we were in compliance with all covenants under the ONE Gas Credit Agreement.

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

We have a commercial paper program under which we may issue unsecured commercial paper up to a maximum amount of $700 million to fund short-term borrowing needs. The maturities of the commercial paper notes may vary but may not exceed 270 days from the date of issue. The commercial paper notes are generally sold at par less a discount representing an interest factor.

The ONE Gas Credit Agreement is available to repay the commercial paper notes, if necessary. Amounts outstanding under the commercial paper program reduce the borrowing capacity under the ONE Gas Credit Agreement. At March 31, 2015, we had no short-term borrowings and $1.0 million in letters of credit issued under the ONE Gas Credit Agreement. At March 31, 2015, we had approximately $142.5 million of cash and cash equivalents and $699.0 million of remaining credit available under the ONE Gas Credit Agreement.

Long-Term Debt - We have senior notes, consisting of $300 million of 2.07 percent senior notes due 2019, $300 million of 3.61 percent senior notes due 2024 and $600 million of 4.658 percent senior notes due 2044 (collectively, our “Senior Notes”). The indenture governing our Senior Notes includes an event of default upon the acceleration of other indebtedness of $100 million or more. Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding Senior Notes to declare those Senior Notes immediately due and payable in full.

Treasury Shares - In February 2015, our Board of Directors authorized us to purchase treasury shares to be used to offset shares issued under our employee and non-employee director equity compensation, dividend reinvestment and employee stock purchase plans. The Board of Directors established an annual limit of $20 million of treasury stock purchases, exclusive of funds received through the dividend reinvestment and employee stock purchase plans. Stock purchases may be made in the open market or in private transactions at times and in amounts that we deem appropriate. There is no guarantee as to the exact number of shares that we may purchase, and we can terminate or limit the program at any time.

Credit Ratings - Our credit ratings as of March 31, 2015, were:

Rating Agency	Rating	Outlook
Moody’s	A2	Stable
S&P	A-	Stable

Our commercial paper is currently rated Prime-1 by Moody’s and A-2 by S&P. We intend to maintain strong credit metrics while we pursue a balanced approach to capital investment and a return of capital to shareholders via a dividend that we believe will be competitive with our peer group.

Capitalization structure - As of March 31, 2015, our total capitalization structure is 40 percent debt to 60 percent equity.

Pension and Other Postretirement Benefit Plans - Information about our pension and other postretirement benefits plans, including anticipated contributions, is included under Note 12 of the ONE Gas Notes to Financial Statements in our Annual Report. See Note 7 of the Notes to Financial Statements in this Quarterly Report for additional information.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Three Months Ended		Variances
	March 31,		2015 vs. 2014
	2015	2014	Increase (Decrease)
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$241.1	$182.1	$59.0
Investing activities	(54.9)	(65.7)	10.8
Financing activities	(55.6)	59.1	(114.7)
Change in cash and cash equivalents	130.6	175.5	(44.9)
Cash and cash equivalents at beginning of period	11.9	3.1	8.8
Cash and cash equivalents at end of period	$142.5	$178.6	$(36.1)

Operating Cash Flows - Operating cash flows are affected by earnings from our business activities. Changes in natural gas prices and demand for our services or natural gas, whether because of general economic or weather conditions, changes in supply or increased competition from other service providers, could affect our earnings and operating cash flows. Typically, our cash flows from operations are greater in the first half of the year compared with the second half of the year.

Cash flows from operating activities increased for the three months ended March 31, 2015, compared with the same period in 2014. The net increase was due primarily to the collection of trade and income tax receivables, payment of trade payables and the recovery of natural gas purchase costs through our purchased-gas cost mechanisms. The timing of cash collections from customers and payments to vendors and suppliers varies from period to period in the normal course of business and directly impacts our cash flows from operations.

Investing Cash Flows - Cash used in investing activities decreased for the three months ended March 31, 2015, compared with the prior period due primarily to capital expenditures for information technology assets associated with our separation from ONEOK.

Financing Cash Flows - The changes in cash flows from financing activities are primarily the result of our $1.19 billion debt issuance and $1.13 billion cash payment to ONEOK for the three months ended March 31, 2014, in connection with our separation from ONEOK, compared with repayments of commercial paper and dividends paid to shareholders for the three months ended March 31, 2015.

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

We have completed or addressed removal of the source of soil contamination at 11 of the 12 sites according to plans approved by the KDHE. Regulatory closure has been achieved at three of the sites. We have begun site assessment at the remaining site where no active remediation has occurred.

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three months ended March 31, 2015 and 2014. We do not expect to incur material expenditures for these matters in the future.

Pipeline Safety - We are subject to PHMSA regulations, including integrity-management regulations. PHMSA regulations require pipeline companies operating high-pressure transmission pipelines to perform integrity assessments on pipeline segments that pass through densely populated areas or near specifically designated high-consequence areas. In January 2012, the Pipeline Safety, Regulatory Certainty and Job Creation Act was signed into law. The new law increased maximum penalties for violating federal pipeline safety regulations and directs the DOT and the Secretary of Transportation to conduct further review or studies on issues that may or may not be material to us. These issues include, but are not limited to, the following:

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

•	our ability to secure reliable, competitively priced and flexible natural gas supply;

•	the mechanical integrity of facilities operated;

•	operational hazards and unforseen operational interruptions;

•	adverse labor relations;

•	the effectiveness of our strategies to reduce earnings lag, margin protection strategies and risk mitigation strategies;

•	our ability to generate sufficient cash flows to meet all our cash needs;

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the three months ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 17, 2015, our Board of Directors amended our Equity Compensation Plan and the forms of the Performance Unit Award Agreement and the Restricted Unit Award Agreement (which each evidence awards made under our Equity Compensation Plan) to implement a so-called “double trigger” change-in-control vesting provision. Prior to the amendments, outstanding stock awards generally became fully exercisable, vested and payable upon a change-in-control of the company. As a result of the amendments, stock incentive awards will now become fully exercisable, vested and payable following both a change-in-control and either an officer’s termination without cause or resignation for good reason within two years of the change in control.

The description of our Equity Compensation Plan and the forms of the Performance Unit Award Agreement and the Restricted Unit Award Agreement, in each instance as amended to date, is qualified in its entirety by reference to the full text of the Equity Compensation Plan and the forms of the Performance Unit Award Agreement and the Restricted Unit Award Agreement which are attached hereto or incorporated by reference as Exhibits 10.1, 10.2 and 10.3.

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

The following exhibits are filed as part of this Quarterly Report:

Exhibit No.	Exhibit Description

10.1	ONE Gas, Inc. Equity Compensation Plan (incorporated by reference to Appendix A to ONE Gas, Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 1, 2015 (File No. 1-36108)).

10.2	Form of 2015 Performance Unit Award Agreement.

10.3	Form of 2015 Restricted Unit Award Agreement.

31.1	Certification of Pierce H. Norton II pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Curtis L. Dinan pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Pierce H. Norton II pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Curtis L. Dinan pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101. PRE	XBRL Presentation Linkbase Document.

101.DEF	XBRL Extension Definition Linkbase Document.

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Statements of Income for the three months ended March 31, 2015 and 2014; (iii) Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014; (iv) Balance Sheets at March 31, 2015 and December 31, 2014; (v) Statements of Cash Flows for the three months ended March 31, 2015 and 2014; (vi) Statement of Equity for the three months ended March 31, 2015; and (vii) Notes to Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2015		ONE Gas, Inc.
Registrant

	By:	/s/ Curtis L. Dinan
Curtis L. Dinan
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)