Form 10-Q
period 2015-06-30
ONE Gas, Inc.
filed 2015-07-30
CIK 1587732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015.
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
Yes __ No X

On July 22, 2015, the Company had 52,147,285 shares of common stock outstanding.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ONE Gas, Inc.
STATEMENTS OF INCOME
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2015	2014	2015	2014
	(Thousands of dollars, except per share amounts)
Revenues	$256,786	$296,838	$933,317	$1,063,016
Cost of natural gas	79,949	120,345	493,502	626,687
Net margin	176,837	176,493	439,815	436,329
Operating expenses
Operations and maintenance	99,422	103,826	205,983	207,325
Depreciation and amortization	33,006	31,318	64,636	62,778
General taxes	13,139	14,537	28,921	30,061
Total operating expenses	145,567	149,681	299,540	300,164
Operating income	31,270	26,812	140,275	136,165
Other income	72	672	885	1,305
Other expense	(502)	(337)	(956)	(1,485)
Interest expense, net	(11,190)	(11,776)	(22,359)	(24,726)
Income before income taxes	19,650	15,371	117,845	111,259
Income taxes	(7,574)	(5,917)	(45,388)	(42,729)
Net income	$12,076	$9,454	$72,457	$68,530

Earnings per share (Note 7)
Basic	$0.23	$0.18	$1.37	$1.32
Diluted	$0.23	$0.18	$1.36	$1.31

Average shares (thousands)
Basic	52,767	51,797	52,737	52,065
Diluted	53,438	52,446	53,437	52,481
Dividends declared per share of stock	$0.30	$0.28	$0.60	$0.28
See accompanying Notes to Financial Statements.

ONE Gas, Inc.
STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2015	2014	2015	2014
	(Thousands of dollars)
Net income	$12,076	$9,454	$72,457	$68,530
Other comprehensive income (loss), net of tax
Change in pension and other postretirement benefit plan liability, net of tax of $(88), $(2,075), $(176) and $49, respectively	142	3,315	282	(78)
Total other comprehensive income (loss), net of tax	142	3,315	282	(78)
Comprehensive income	$12,218	$12,769	$72,739	$68,452
See accompanying Notes to Financial Statements.

ONE Gas, Inc.
BALANCE SHEETS

	June 30,	December 31,
(Unaudited)	2015	2014
Assets	(Thousands of dollars)
Property, plant and equipment
Property, plant and equipment	$4,970,989	$4,850,201
Accumulated depreciation and amortization	1,590,940	1,556,481
Net property, plant and equipment	3,380,049	3,293,720
Current assets
Cash and cash equivalents	135,886	11,943
Accounts receivable, net	142,701	326,749
Materials and supplies	31,682	27,511
Income tax receivable	12,156	43,800
Natural gas in storage	119,891	185,300
Regulatory assets (Note 2)	21,360	50,193
Other current assets	13,843	22,005
Total current assets	477,519	667,501
Goodwill and other assets
Regulatory assets (Note 2)	452,711	478,723
Goodwill	157,953	157,953
Other assets	57,728	51,313
Total goodwill and other assets	668,392	687,989
Total assets	$4,525,960	$4,649,210
See accompanying Notes to Financial Statements.

ONE Gas, Inc.
BALANCE SHEETS
(Continued)
	June 30,	December 31,
(Unaudited)	2015	2014
Equity and Liabilities	(Thousands of dollars)
Equity and long-term debt
Common stock, $0.01 par value: authorized 250,000,000 shares; issued 52,598,005 shares and outstanding 52,102,754 shares at June 30, 2015; issued and outstanding 52,083,859 shares at December 31, 2014	$526	$521
Paid-in capital	1,764,170	1,758,796
Retained earnings	80,273	39,894
Accumulated other comprehensive income (loss)	(4,892)	(5,174)
Treasury stock, at cost: 495,251 shares at June 30, 2015	(21,184)	—
Total equity	1,818,893	1,794,037
Long-term debt, excluding current maturities	1,201,308	1,201,311
Total equity and long-term debt	3,020,201	2,995,348
Current liabilities
Current maturities of long-term debt	7	6
Notes payable	—	42,000
Accounts payable	67,819	159,064
Accrued interest	18,888	18,872
Accrued taxes other than income	34,199	44,742
Accrued liabilities	14,651	26,019
Customer deposits	59,179	60,003
Regulatory liabilities	37,354	32,467
Other current liabilities	14,839	9,260
Total current liabilities	246,936	392,433
Deferred credits and other liabilities
Deferred income taxes	900,630	894,585
Employee benefit obligations	277,878	287,779
Other deferred credits	80,315	79,065
Total deferred credits and other liabilities	1,258,823	1,261,429
Commitments and contingencies (Note 9)
Total liabilities and equity	$4,525,960	$4,649,210
See accompanying Notes to Financial Statements.

This page intentionally left blank.

ONE Gas, Inc.
STATEMENTS OF CASH FLOWS
	Six Months Ended
	June 30,
(Unaudited)	2015	2014
	(Thousands of dollars)
Operating activities
Net income	$72,457	$68,530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,636	62,778
Deferred income taxes	13,152	1,880
Share-based compensation expense	3,684	3,649
Provision for doubtful accounts	2,099	3,711
Changes in assets and liabilities:
Accounts receivable	181,949	161,173
Materials and supplies	(4,171)	2,375
Income tax receivable	31,644	—
Natural gas in storage	65,409	14,083
Asset removal costs	(20,902)	(21,557)
Accounts payable	(92,371)	(66,392)
Accrued interest	16	19,386
Accrued taxes other than income	(10,543)	6,215
Accrued liabilities	(11,368)	13,840
Customer deposits	(824)	(294)
Regulatory assets and liabilities	58,991	18,613
Other assets and liabilities	(11,306)	(26,294)
Cash provided by operating activities	342,552	261,696
Investing activities
Capital expenditures	(125,425)	(148,617)
Cash used in investing activities	(125,425)	(148,617)
Financing activities
Repayments of notes payable	(42,000)	—
Repurchase of common stock	(24,122)	—
Issuance of debt, net of discounts	—	1,199,994
Long-term debt financing costs	—	(11,058)
Cash payment to ONEOK upon separation	—	(1,130,000)
Issuance of common stock	4,471	693
Dividends paid	(31,533)	(14,553)
Cash provided by (used in) financing activities	(93,184)	45,076
Change in cash and cash equivalents	123,943	158,155
Cash and cash equivalents at beginning of period	11,943	3,171
Cash and cash equivalents at end of period	$135,886	$161,326
See accompanying Notes to Financial Statements.

ONE Gas, Inc.
STATEMENT OF EQUITY

(Unaudited)	Common Stock Issued	Common Stock	Paid-in Capital
	(Shares)	(Thousands of dollars)

January 1, 2015	52,083,859	$521	$1,758,796
Net income	—	—	—
Other comprehensive income	—	—	—
Repurchase of common stock	—	—	—
Common stock issued and other	514,146	5	4,829
Common stock dividends - $0.60 per share	—	—	545
June 30, 2015	52,598,005	$526	$1,764,170
See accompanying Notes to Financial Statements.

ONE Gas, Inc.
STATEMENT OF EQUITY
(Continued)
(Unaudited)	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	(Thousands of dollars)

January 1, 2015	$39,894	$—	$(5,174)	$1,794,037
Net income	72,457	—	—	72,457
Other comprehensive income	—	—	282	282
Repurchase of common stock	—	(24,122)	—	(24,122)
Common stock issued and other	—	2,938	—	7,772
Common stock dividends - $0.60 per share	(32,078)	—	—	(31,533)
June 30, 2015	$80,273	$(21,184)	$(4,892)	$1,818,893
See accompanying Notes to Financial Statements.

ONE Gas, Inc.
NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC. These statements also have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The 2014 year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes in our Annual Report. Due to the seasonal nature of our business, the results of operations for the three and six months ended June 30, 2015, are not necessarily indicative of the results that may be expected for a 12-month period.

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

We provide natural gas distribution services to more than 2 million customers in Oklahoma, Kansas and Texas through Oklahoma Natural Gas, Kansas Gas Service and Texas Gas Service, respectively. We serve residential, commercial, industrial and transportation customers in all three states. In addition, we also provide natural gas distribution services to wholesale and public authority customers.

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

Segments - We operate in one reportable business segment: regulated public utilities that deliver natural gas to residential, commercial, industrial, wholesale, public authority and transportation customers. The accounting policies for our segment are the same as described in Note 1 of our Notes to Financial Statements in our Annual Report. We evaluate our financial performance principally on operating income. For the three and six months ended June 30, 2015, and 2014, we had no single external customer from which we received 10 percent or more of our gross revenues.

Recently Issued Accounting Standards Update - In April 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. We do not expect this issued guidance, which is required to be adopted for our quarterly and annual reports beginning December 15, 2015, to have a material impact on our financial statements.

In April 2015, the FASB issued ASU 2015-05, “Intangibles-Goodwill and Other-Internal-Use Software,” which helps entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. We are evaluating the impact of this issued guidance, which is required to be adopted for our quarterly and annual reports beginning December 15, 2015.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which clarifies and converges the revenue recognition principles under GAAP and International Financial Reporting Standards. In July 2015, FASB delayed the effective date for one year. We are evaluating the impact of this issued guidance, which is required to be adopted for our quarterly and annual reports beginning with the first quarter 2018.

2.	REGULATORY ASSETS AND LIABILITIES

The tables below present a summary of regulatory assets, net of amortization, and liabilities for the periods indicated:

	June 30, 2015
	Current	Noncurrent	Total
	(Thousands of dollars)
Pension and postretirement benefit costs (see Note 8)	$19,830	$441,382	$461,212
Reacquired debt costs	812	9,325	10,137
Other	718	2,004	2,722
Total regulatory assets, net of amortization	21,360	452,711	474,071
Accumulated removal costs (a)	—	(14,566)	(14,566)
Over-recovered purchased-gas costs	(35,378)	—	(35,378)
Ad valorem tax	(1,976)	—	(1,976)
Total regulatory liabilities	(37,354)	(14,566)	(51,920)
Net regulatory assets (liabilities)	$(15,994)	$438,145	$422,151
(a) Included in other deferred credits in our Balance Sheets.

	December 31, 2014
	Current	Noncurrent	Total
	(Thousands of dollars)
Under-recovered purchased-gas costs	$28,712	$—	$28,712
Pension and postretirement benefit costs	18,108	466,684	484,792
Reacquired debt costs	812	9,730	10,542
Other	2,561	2,309	4,870
Total regulatory assets, net of amortization	50,193	478,723	528,916
Accumulated removal costs (a)	—	(15,451)	(15,451)
Weather normalization	(16,516)	—	(16,516)
Over-recovered purchased-gas costs	(13,055)	—	(13,055)
Ad valorem tax	(2,896)	—	(2,896)
Total regulatory liabilities	(32,467)	(15,451)	(47,918)
Net regulatory assets (liabilities)	$17,726	$463,272	$480,998

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

ONE Gas Credit Agreement - The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. The ONE Gas Credit Agreement also contains customary affirmative and negative covenants, including covenants relating to liens, indebtedness of subsidiaries, investments, changes in the nature of business, fundamental changes, transactions with affiliates, burdensome agreements and use of proceeds. In the event of a breach of certain covenants by ONE Gas, amounts outstanding under the ONE Gas Credit Agreement may become due and payable immediately. At June 30, 2015, our debt-to-capital ratio was 40 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement.

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

The ONE Gas Credit Agreement is available to repay the commercial paper notes, if necessary. Amounts outstanding under the commercial paper program reduce the borrowing capacity under the ONE Gas Credit Agreement. At June 30, 2015, we had no short-term borrowings, $1.0 million in letters of credit issued under the ONE Gas Credit Agreement and $699.0 million of remaining credit available under the ONE Gas Credit Agreement.

4.	LONG-TERM DEBT

Senior Notes - We have senior notes, consisting of $300 million of 2.07 percent senior notes due in 2019, $300 million of 3.61 percent senior notes due in 2024 and $600 million of 4.658 percent senior notes due in 2044 (collectively, our “Senior Notes”). The indenture governing our Senior Notes includes an event of default upon the acceleration of other indebtedness of $100 million or more. Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding Senior Notes to declare those Senior Notes immediately due and payable in full.

5.	EQUITY

Treasury Shares - In the second quarter of 2015, we repurchased approximately 564 thousand treasury shares of our common stock for approximately $24.1 million, of which $4.4 million was funded by our dividend reinvestment, direct stock purchase and employee stock purchase plans. Our repurchase of treasury shares was authorized by our Board of Directors in February 2015.

Dividends - In June 2015, we paid dividends on our common stock to shareholders of record at the close of business on May 15, 2015, equal to $0.30 per share ($1.20 per share on an annualized basis). In July 2015, a dividend of $0.30 per share ($1.20 per share on an annualized basis) was declared for shareholders of record on August 14, 2015, payable September 1, 2015.

6.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the effect of reclassifications from accumulated other comprehensive income (loss) in our Statements of Income for the periods indicated:

	Three Months Ended		Six Months Ended
Details about Accumulated Other Comprehensive	June 30,		June 30,		Affected Line Item in the
Income (Loss) Components	2015	2014	2015	2014	Statements of Income
	(Thousands of dollars)
Pension and other postretirement benefit plan obligations (a)
Amortization of net loss	$12,565	$8,541	$25,130	$17,083
Amortization of unrecognized prior service cost	(373)	(303)	(746)	(606)
	12,192	8,238	24,384	16,477
Regulatory adjustments (b)	(11,962)	(2,848)	(23,926)	(16,604)
	230	5,390	458	(127)	Income before income taxes
	(88)	(2,075)	(176)	49	Income tax expense
Total reclassifications for the period	$142	$3,315	$282	$(78)	Net income
(a) These components of accumulated other comprehensive income (loss) are included in the computation of net periodic benefit cost. See Note 8 for additional detail of our net periodic benefit cost.
(b) Regulatory adjustments represent pension and other postretirement benefit costs expected to be recovered through rates and are deferred as part of our regulatory assets. See Note 2 for additional disclosures of regulatory assets and liabilities.

7.	EARNINGS PER SHARE

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

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Three Months Ended June 30, 2015
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$12,076	52,767	$0.23
Diluted EPS Calculation
Effect of dilutive securities	—	671
Net income available for common stock and common stock equivalents	$12,076	53,438	$0.23

	Three Months Ended June 30, 2014
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$9,454	51,797	$0.18
Diluted EPS Calculation
Effect of dilutive securities	—	649
Net income available for common stock and common stock equivalents	$9,454	52,446	$0.18

	Six Months Ended June 30, 2015
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$72,457	52,737	$1.37
Diluted EPS Calculation
Effect of dilutive securities	—	700
Net income available for common stock and common stock equivalents	$72,457	53,437	$1.36

	Six Months Ended June 30, 2014
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$68,530	52,065	$1.32
Diluted EPS Calculation
Effect of dilutive securities	—	416
Net income available for common stock and common stock equivalents	$68,530	52,481	$1.31

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

The following tables set forth the components of net periodic benefit cost for our pension and other postretirement benefit plans for the periods indicated:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$3,497	$2,905	$7,021	$5,673
Interest cost	10,652	10,948	21,304	21,896
Expected return on assets	(15,362)	(14,965)	(30,724)	(29,930)
Amortization of unrecognized prior service cost	67	137	134	274
Amortization of net loss	11,055	7,549	22,110	15,099
Net periodic benefit cost	$9,909	$6,574	$19,845	$13,012

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$849	$867	$1,698	$2,041
Interest cost	2,666	2,901	5,332	5,802
Expected return on assets	(2,908)	(2,848)	(5,816)	(5,696)
Amortization of unrecognized prior service cost	(440)	(440)	(880)	(880)
Amortization of net loss	1,510	992	3,020	1,984
Net periodic benefit cost	$1,677	$1,472	$3,354	$3,251

We recover qualified pension benefit plan and other postretirement benefit plan costs through rates charged to our customers. Certain utility commissions require that the recovery of these costs be based on specific guidelines. The difference between these regulatory-based amounts and the periodic benefit cost calculated pursuant to GAAP is deferred as a regulatory asset or liability and amortized to expense over periods in which this difference will be recovered in rates, as authorized by the applicable utility commission.

9.	COMMITMENTS AND CONTINGENCIES

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

10.	DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

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

Derivative Instruments -  At June 30, 2015, we held purchased natural gas call options for the heating season ending March 2016, with total notional amounts of 16.4 Bcf, for which we paid premiums of $5.9 million, and had a fair value of $5.5 million. At December 31, 2014, we held purchased natural gas call options for the heating season ended March 2015, with total notional amounts of 16.0 Bcf, for which we paid premiums of $6.4 million, and had a fair value of $0.1 million. The premiums paid and any cash settlements received are recorded as part of our unrecovered purchased-gas costs in current regulatory assets as these contracts are included in, and recoverable through, the purchased-gas cost adjustment mechanisms. Additionally, changes in fair value associated with these contracts are deferred as part of our unrecovered purchase gas costs in our Balance Sheets. Our natural gas call options are classified as Level 1 as fair value amounts are based on unadjusted quoted prices in active markets including NYMEX-settled prices. There were no transfers between levels for the three and six months ended June 30, 2015 and 2014.

Other Financial Instruments - The approximate fair value of cash and cash equivalents, accounts receivable and accounts payable is equal to book value, due to the short-term nature of these items. Our cash and cash equivalents of $135.9 million includes $67.0 million of commercial paper that is classified as held-to-maturity, with the remaining comprised of bank and money market accounts. Our bank and money market accounts are classified as Level 1 fair value measurements in our fair value hierarchy, and our investments in commercial paper are classified as Level 2.

Short-term notes payable are due upon demand and, therefore, the carrying amounts approximate fair value and are classified as Level 1. The book value of our long-term debt, including current maturities, was $1.2 billion at both June 30, 2015 and December 31, 2014. The estimated fair value of our long-term debt, including current maturities, was $1.2 billion and $1.3 billion at June 30, 2015 and December 31, 2014, respectively. The estimated fair value of our Senior Notes at June 30, 2015 and December 31, 2014, was determined using quoted market prices, and are considered Level 2.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited financial statements and the Notes to Financial Statements in this Quarterly Report, as well as our Annual Report.  Due to the seasonal nature of our business, the results of operations for the three and six months ended June 30, 2015, are not necessarily indicative of the results that may be expected for a 12-month period.

RECENT DEVELOPMENTS

Dividend - In June 2015, we paid dividends on our common stock to shareholders of record at the close of business on May 15, 2015, equal to $0.30 per share ($1.20 per share on an annualized basis). In July 2015, a dividend of $0.30 per share ($1.20 per share on an annualized basis) was declared for shareholders of record on August 14, 2015, payable September 1, 2015.

Regulatory Activities - Oklahoma - In July 2015, Oklahoma Natural Gas filed a request with the OCC for an increase in base rates, reflecting system investments and operating costs necessary to maintain the safety and reliability of its natural gas distribution system. Oklahoma Natural Gas’ request, if approved, represents an increase of $50.4 million in base rates and is based on a 10.5 percent return on equity, unchanged from the previous general rate case filed in 2009. This filing also requests the continuation, with certain modifications, of the Performance Based Rate Change plan that was established in 2009. Additionally, the common equity ratio requested is 60.5 percent based on ONE Gas’ actual equity ratio as of March 31, 2015, with debt costs of 3.95 percent. The filing represents a rate base of approximately $1.2 billion. In accordance with Oklahoma law, the OCC has 180 days to consider Oklahoma Natural Gas’ proposed rate changes.

In March 2015, Oklahoma Natural Gas filed its energy-efficiency program true-up application for its 2014 program year, requesting a utility incentive of $1.2 million. The Public Utility Division of the OCC recommended approval of the filing; however, this recommendation remains subject to a hearing on the merits and approval by the OCC.

In December 2014, the Public Utility Division of the OCC filed an application to close the remaining take-or-pay items associated with Oklahoma Natural Gas’ rider. The OCC’s final audit of the take-or-pay rider and related items included a review of the over-recovery of $1.1 million and adopted Oklahoma Natural Gas’ recommendation to refund this over-recovery to customers through its Purchased Gas Adjustment Clause (PGA) mechanism. The pass-through of the over-recovery through the PGA has no impact on operating income.

Kansas - In March 2015, the KCC issued an order opening an investigation regarding accelerated replacement of obsolete pipeline materials. This order was issued after several open meetings were hosted by the KCC in the fourth quarter of 2014, discussing the status of natural gas infrastructure replacement in Kansas. In June 2015, the KCC issued an order agreeing with Kansas Gas Service and other LDCs, as well as the KCC Staff, that the KCC has jurisdiction to approve alternative pipeline replacement programs with alternative rate mechanisms. In July 2015, the Citizen’s Utility Ratepayer Board submitted a petition for reconsideration of the KCC’s order.

Texas - In March 2014, Texas Gas Service and the City of El Paso agreed to enter into an annual rate review mechanism called the El Paso Annual Rate Review (EPARR). The EPARR provides for a streamlined review of Texas Gas Service’s revenue requirement on an annual basis, and is in lieu of a filing under the GRIP statute. Texas Gas Service continued to file under the GRIP statute for other incorporated cities in the El Paso service area until early 2015, when the other incorporated cities in the El Paso service area adopted the EPARR mechanism. GRIP is a capital-recovery mechanism that allows for a rate adjustment providing recovery of and a return on incremental capital investments made between rate cases.

In March 2015, Texas Gas Service filed under the EPARR, requesting an increase in revenues of $9.4 million in the City of El Paso and surrounding incorporated cities. The filing included a request to include a payroll adjustment which would increase revenues by an additional $1.8 million, for a total increase in revenues of $11.2 million.  In April 2015, Texas Gas Service filed with the RRC under the GRIP statute, requesting an increase of $0.4 million in revenues for the unincorporated areas of the El Paso service area. The RRC approved the filing in July 2015.

Texas Gas Service received approval for rate relief under the GRIP statute with the City of Austin, Texas, and surrounding communities in May 2015, for approximately $3.7 million. The new rates became effective in June 2015.

In the normal course of business, we have received approval for increases totaling $3.0 million in 2015 for rate relief under the GRIP and cost-of-service adjustments in other Texas jurisdictions to address investments in rate base and changes in cost of service.

FINANCIAL RESULTS AND OPERATING INFORMATION

Selected Financial Results - The following table sets forth certain selected financial results for our operations for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2015 vs. 2014		2015 vs. 2014
Financial Results	2015	2014	2015	2014	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars, except percentages)
Natural gas sales	$229.0	$265.1	$865.8	$989.8	$(36.1)	(14)%	$(124.0)	(13)%
Transportation revenues	20.6	22.2	52.0	54.7	(1.6)	(7)%	(2.7)	(5)%
Cost of natural gas	79.9	120.4	493.5	626.7	(40.5)	(34)%	(133.2)	(21)%
Net margin, excluding other revenues	169.7	166.9	424.3	417.8	2.8	2%	6.5	2%
Other revenues	7.1	9.6	15.5	18.5	(2.5)	(26)%	(3.0)	(16)%
Net margin	176.8	176.5	439.8	436.3	0.3	—%	3.5	1%
Operating costs	112.5	118.4	234.9	237.3	(5.9)	(5)%	(2.4)	(1)%
Depreciation and amortization	33.0	31.3	64.6	62.8	1.7	5%	1.8	3%
Operating income	$31.3	$26.8	$140.3	$136.2	$4.5	17%	$4.1	3%
Capital expenditures	$70.5	$82.9	$125.4	$148.6	$(12.4)	(15)%	$(23.2)	(16)%

The following table sets forth our net margin, excluding other revenues, by type of customer, for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
Net Margin, Excluding Other	June 30,		June 30,		2015 vs. 2014		2015 vs. 2014
Revenues	2015	2014	2015	2014	Increase (Decrease)		Increase (Decrease)
Natural gas sales	(Millions of dollars, except percentages)
Residential	$122.8	$118.7	$306.9	$298.3	$4.1	3%	$8.6	3%
Commercial and industrial	25.1	24.8	62.1	61.8	0.3	1%	0.3	—%
Wholesale and public authority	1.2	1.2	3.3	3.0	—	—%	0.3	10%
Net margin on natural gas sales	149.1	144.7	372.3	363.1	4.4	3%	9.2	3%
Transportation revenues	20.6	22.2	52.0	54.7	(1.6)	(7)%	(2.7)	(5)%
Net margin, excluding other revenues	$169.7	$166.9	$424.3	$417.8	$2.8	2%	$6.5	2%

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

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2015 vs. 2014		2015 vs. 2014
Net Margin on Natural Gas Sales	2015	2014	2015	2014	Increase (Decrease)		Increase (Decrease)
Net margin on natural gas sales	(Millions of dollars, except percentages)
Fixed margin	$129.5	$122.3	$259.8	$243.9	$7.2	6%	$15.9	7%
Variable margin	19.6	22.4	112.5	119.2	(2.8)	(13)%	(6.7)	(6)%
Net margin on natural gas sales	$149.1	$144.7	$372.3	$363.1	$4.4	3%	$9.2	3%

Net margin increased $0.3 million for the three months ended June 30, 2015, compared with the same period last year, due primarily to the following:

•	an increase of $6.1 million from new rates primarily in Oklahoma and Texas; and

•	an increase of $1.3 million in residential sales due primarily to customer growth in Oklahoma; offset partially by

•	a decrease of $2.7 million due to lower sales volumes, net of weather normalization, primarily from warmer weather in the second quarter 2015 compared with second quarter 2014;

•	a decrease of $2.2 million due to lower line extension revenue, from commercial and industrial customers, and other revenues; and

•	a decrease of $1.6 million due primarily to lower transportation volumes from weather-sensitive customers in Kansas.

Net margin increased $3.5 million for the six months ended June 30, 2015, compared with the same period last year, due primarily to the following:

•	an increase of $14.9 million from new rates primarily in Oklahoma and Texas; and

•	an increase of $2.6 million in residential sales due primarily to customer growth in Oklahoma; offset partially by

•	a decrease of $5.0 million due to lower sales volumes, net of weather normalization, primarily from warmer weather for the six months ended June 30, 2015, compared with the same period last year;

•	a decrease of $3.1 million due to lower line extension revenue, from commercial and industrial customers, and other revenues;

•
a decrease of $2.9 million in rider and surcharge recoveries due to a lower ad valorem surcharge in Kansas and the expiration of the rider associated with the recovery of take-or-pay settlements in Oklahoma, both of which are offset by lower regulatory amortization in depreciation and amortization expense; and

•	a decrease of $2.6 million due primarily to lower transportation volumes from weather-sensitive customers in Kansas.

Operating costs decreased $5.9 million for the three months ended June 30, 2015, compared with the same period last year, due primarily to the following:

•
a decrease of $4.3 million in outside service costs, which includes $2.7 million of lower costs associated with contractor pipeline maintenance activities and $1.3 million of costs associated with our separation from ONEOK in the prior year;

•	a decrease of $1.6 million in bad debt expense due primarily to warmer weather in Kansas;

•	a decrease of $1.2 million in legal costs;

•	a decrease of $1.2 million in ad valorem taxes; offset partially by

•	an increase of $0.9 million in employee-related costs; and

•	an increase of $0.9 million in information technology expenses.

Operating costs decreased $2.4 million for the six months ended June 30, 2015, compared with the same period last year, due primarily to the following:

•
a decrease of $5.1 million in outside service costs, which includes $2.4 million of lower costs associated with contractor pipeline maintenance activities and $2.6 million of costs associated with our separation from ONEOK in the prior year;

•	a decrease of $3.0 million in legal and workers’ compensation expense;

•	a decrease of $1.6 million in bad debt expense due primarily to warmer weather in Kansas;

•	a decrease of $1.4 million in ad valorem taxes; partially offset by

•	an increase of $4.9 million in employee-related costs due primarily to increases of $1.9 million in benefit costs and $2.4 million in higher labor costs; and

•	an increase of $2.9 million in information technology expenses.

Depreciation and amortization expense increased $1.7 million for the three months ended June 30, 2015, compared with the same period last year, due to an increase in depreciation of $2.3 million from our capital expenditures being placed in service, offset partially by a decrease in the amortization associated with the ad valorem surcharge rider in Kansas. Depreciation and amortization expense increased $1.8 million for the six months ended June 30, 2015, compared with the same period last year, due to an increase in depreciation of $5.1 million from our capital expenditures being placed in service, offset partially by a decrease in the amortization of the ad valorem surcharge rider in Kansas and take-or-pay rider in Oklahoma of $2.6 million.

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

Capital expenditures decreased $12.4 million for the three months ended June 30, 2015, and decreased $23.2 million for the six months ended June 30, 2015, compared with the same periods last year, due primarily to information technology hardware and software assets acquired due to our separation from ONEOK in the prior year.

Selected Operating Information - The following tables set forth certain selected operating information for the periods indicated:

	Three Months Ended								Variances
	June 30,								2015 vs. 2014
(in thousands)	2015				2014				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	784	581	608	1,973	778	579	602	1,959	6	2	6	14
Commercial and industrial	73	50	34	157	72	50	34	156	1	—	—	1
Wholesale and public authority	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	6	6	1	13	5	6	1	12	1	—	—	1
Total customers	863	637	646	2,146	855	635	640	2,130	8	2	6	16

	Six Months Ended								Variances
	June 30,								2015 vs. 2014
(in thousands)	2015				2014				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	786	584	607	1,977	780	584	602	1,966	6	—	5	11
Commercial and industrial	73	50	35	158	73	51	35	159	—	(1)	—	(1)
Wholesale and public authority	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	6	6	1	13	5	6	1	12	1	—	—	1
Total customers	865	640	646	2,151	858	641	641	2,140	7	(1)	5	11

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Volumes (MMcf)	2015	2014	2015	2014
Natural gas sales
Residential	11,399	13,551	71,511	76,965
Commercial and industrial	4,640	4,724	21,784	23,043
Wholesale and public authority	363	422	1,472	1,231
Total volumes sold	16,402	18,697	94,767	101,239
Transportation	46,783	48,372	107,555	115,349
Total volumes delivered	63,185	67,069	202,322	216,588

Total volumes delivered decreased for the three and six months ended June 30, 2015, compared with the same periods last year, due primarily to warmer temperatures in 2015. The impact on residential and commercial margins was mitigated significantly by weather-normalization mechanisms.

Wholesale sales represent contracted natural gas volumes that exceed the needs of our residential, commercial and industrial customer base and are available for sale to other parties. The impact to net margin from changes in volumes associated with these customers is minimal.

	Three Months Ended
	June 30,
	2015		2014		2015 vs 2014	2015	2014
Heating Degree Days	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	156	195	228	195	(32)%	80%	117%
Kansas	300	411	409	411	(27)%	73%	100%
Texas	31	51	63	58	(51)%	61%	109%

	Six Months Ended
	June 30,
	2015		2014		2015 vs 2014	2015	2014
Heating Degree Days	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	2,067	1,998	2,370	1,998	(13)%	103%	119%
Kansas	2,815	2,913	3,288	2,913	(14)%	97%	113%
Texas	1,125	1,033	1,041	1,037	8%	109%	100%

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

Actual HDDs are based on the quarter-to-date and year-to-date, weighted average of:

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

Short-term Financing - The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. The ONE Gas Credit Agreement also contains customary affirmative and negative covenants, including covenants relating to liens, indebtedness of subsidiaries, investments, changes in the nature of business, fundamental changes, transactions with affiliates, burdensome agreements, and use of proceeds. In the event of a breach of certain covenants by us, amounts outstanding under the ONE Gas Credit Agreement may become due and payable immediately. At June 30, 2015, our debt-to-capital ratio was 40 percent, and we were in compliance with all covenants under the ONE Gas Credit Agreement.

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

The ONE Gas Credit Agreement is available to repay the commercial paper notes, if necessary. Amounts outstanding under the commercial paper program reduce the borrowing capacity under the ONE Gas Credit Agreement. At June 30, 2015, we had no short-term borrowings and $1.0 million in letters of credit issued under the ONE Gas Credit Agreement. At June 30, 2015, we had approximately $135.9 million of cash and cash equivalents and $699.0 million of remaining credit available under the ONE Gas Credit Agreement.

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

Treasury Shares - In the second quarter of 2015, we repurchased approximately 564 thousand treasury shares of our common stock for approximately $24.1 million, of which $4.4 million was funded by our dividend reinvestment and employee stock purchase plans. Our repurchase of treasury shares was authorized by our Board of Directors in February 2015.

Credit Ratings - Our credit ratings as of June 30, 2015, were:

Rating Agency	Rating	Outlook
Moody’s	A2	Stable
S&P	A-	Stable

Our commercial paper is currently rated Prime-1 by Moody’s and A-2 by S&P. We intend to maintain strong credit metrics while we pursue a balanced approach to capital investment and a return of capital to shareholders via a dividend that we believe will be competitive with our peer group.

Capitalization structure - As of June 30, 2015, our total capitalization structure is 40 percent debt to 60 percent equity.

Pension and Other Postretirement Benefit Plans - Information about our pension and other postretirement benefits plans, including anticipated contributions, is included under Note 12 of the ONE Gas Notes to Financial Statements in our Annual Report. See Note 8 of the Notes to Financial Statements in this Quarterly Report for additional information.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Six Months Ended		Variances
	June 30,		2015 vs. 2014
	2015	2014	Increase (Decrease)
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$342.6	$261.7	$80.9
Investing activities	(125.4)	(148.6)	23.2
Financing activities	(93.2)	45.1	(138.3)
Change in cash and cash equivalents	124.0	158.2	(34.2)
Cash and cash equivalents at beginning of period	11.9	3.1	8.8
Cash and cash equivalents at end of period	$135.9	$161.3	$(25.4)

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

Cash flows from operating activities, before changes in operating assets and liabilities, increased for the six months ended June 30, 2015, compared with the same period in 2014. The increase was due primarily to changes in net margin and operating expenses discussed in Financial Results and Operating Information.

The net increase in cash flows from operating assets and liabilities was due primarily to the collection of trade and income tax receivables, changes in natural gas in storage, payment of trade payables and the recovery of natural gas purchase costs through our purchased-gas cost mechanisms. The timing of cash collections from customers and payments to vendors and suppliers varies from period to period in the normal course of business and directly impacts our cash flows from operations.

Investing Cash Flows - Cash used in investing activities decreased for the six months ended June 30, 2015, compared with the prior period due primarily to capital expenditures for information technology assets associated with our separation from ONEOK.

Financing Cash Flows - The changes in cash flows from financing activities are primarily the result of our $1.19 billion debt issuance and $1.13 billion cash payment to ONEOK for the six months ended June 30, 2014, in connection with our separation from ONEOK, compared with repayments of commercial paper, dividends paid to shareholders and repurchases of common stock for the six months ended June 30, 2015.

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

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the six months ended June 30, 2015 and 2014. We do not expect to incur material expenditures for these matters in the future.

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

•
the final resolutions or outcomes with respect to our contingent and other corporate liabilities related to the natural gas distribution business and any related actions for indemnification made pursuant to the Separation and Distribution Agreement with ONEOK;

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the second quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information relating to our purchases of our common stock for the periods indicated:

ISSUER’S PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 1 - 30, 2015	—	—	—
May 1 - 31, 2015	243,351	$42.92	243,351
June 1 - 30, 2015	320,544	$42.67	320,544
Total	563,895	$42.78	563,895	$267,567	(a)

(a) - In February 2015, our Board of Directors established an annual limit of $20 million of treasury stock purchases, plus funds received through the dividend reinvestment, direct stock purchase and employee stock purchase plans. Stock purchases may be made in the open market or in private transactions at times and in amounts that we deem appropriate. There is no guarantee as to the exact number of shares that we may purchase, and we can terminate or limit the program at any time.

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

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Statements of Income for the three and six months ended June 30, 2015 and 2014; (iii) Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014; (iv) Balance Sheets at June 30, 2015 and December 31, 2014; (v) Statements of Cash Flows for the six months ended June 30, 2015 and 2014; (vi) Statement of Equity for the six months ended June 30, 2015; and (vii) Notes to Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 30, 2015		ONE Gas, Inc.
Registrant

	By:	/s/ Curtis L. Dinan
Curtis L. Dinan
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)