Form 10-Q
period 2015-09-30
ONE Gas, Inc.
filed 2015-10-29
CIK 1587732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015.
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
Yes __ No X

On October 20, 2015, the Company had 52,154,655 shares of common stock outstanding.

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

We also make available on our website the Interactive Data Files required to be submitted and posted pursuant to Rule 405 of Regulation S-T.

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

Annual Report	Annual Report on Form 10-K for the year ended December 31, 2014
Bcf	Billion cubic feet
CERCLA	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
Clean Air Act	Federal Clean Air Act, as amended
Clean Water Act	Federal Water Pollution Control Amendments of 1972, as amended
CNG	Compressed natural gas
DOT	United States Department of Transportation
EPA	United States Environmental Protection Agency
EPARR	El Paso Annual Rate Review
EPS	Earnings per share
EPSA	El Paso Service Area
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	Accounting principles generally accepted in the United States of America
GRIP	Texas Gas Reliability Infrastructure Program
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
ONE Gas Predecessor
ONE Gas’ predecessor for accounting purposes that consists of the business attributable to ONEOK’s natural gas distribution segment that was transferred to ONE Gas in connection with its separation from ONEOK

ONEOK	ONEOK, Inc. and its subsidiaries
PGA	Purchased Gas Adjustment Clause
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
Pipeline Safety, Regulatory Certainty and Job Creation Act	Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011, as amended
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
RRC	Railroad Commission of Texas
S&P	Standard & Poor’s Ratings Services
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Separation and Distribution Agreement	Separation and Distribution Agreement dated January 14, 2014, between ONEOK and ONE Gas
XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ONE Gas, Inc.
STATEMENTS OF INCOME
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2015	2014	2015	2014
	(Thousands of dollars, except per share amounts)
Revenues	$225,226	$241,522	$1,158,543	$1,304,538
Cost of natural gas	54,724	75,070	548,226	701,757
Net margin	170,502	166,452	610,317	602,781
Operating expenses
Operations and maintenance	98,698	101,829	304,681	309,154
Depreciation and amortization	33,956	31,217	98,592	93,995
General taxes	12,897	14,287	41,818	44,348
Total operating expenses	145,551	147,333	445,091	447,497
Operating income	24,951	19,119	165,226	155,284
Other income	166	8	1,051	1,005
Other expense	(1,884)	(652)	(2,840)	(1,829)
Interest expense, net	(11,233)	(11,160)	(33,592)	(35,886)
Income before income taxes	12,000	7,315	129,845	118,574
Income taxes	(4,629)	(2,662)	(50,017)	(45,391)
Net income	$7,371	$4,653	$79,828	$73,183

Earnings per share
Basic	$0.14	$0.09	$1.52	$1.40
Diluted	$0.14	$0.09	$1.50	$1.38

Average shares (thousands)
Basic	52,408	52,361	52,627	52,353
Diluted	53,072	53,014	53,315	52,848
Dividends declared per share of stock	$0.30	$0.28	$0.90	$0.56
See accompanying Notes to Financial Statements.

ONE Gas, Inc.
STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2015	2014	2015	2014
	(Thousands of dollars)
Net income	$7,371	$4,653	$79,828	$73,183
Other comprehensive income (loss), net of tax
Change in pension and other postretirement benefit plan liability, net of tax of $(88), $49, $(264) and $98, respectively	141	(78)	423	(156)
Total other comprehensive income (loss), net of tax	141	(78)	423	(156)
Comprehensive income	$7,512	$4,575	$80,251	$73,027
See accompanying Notes to Financial Statements.

ONE Gas, Inc.
BALANCE SHEETS

	September 30,	December 31,
(Unaudited)	2015	2014
Assets	(Thousands of dollars)
Property, plant and equipment
Property, plant and equipment	$5,040,313	$4,850,201
Accumulated depreciation and amortization	1,604,509	1,556,481
Net property, plant and equipment	3,435,804	3,293,720
Current assets
Cash and cash equivalents	52,974	11,943
Accounts receivable, net	103,406	326,749
Materials and supplies	33,400	27,511
Income tax receivable	23,725	43,800
Natural gas in storage	159,912	185,300
Regulatory assets	31,703	50,193
Other current assets	12,227	22,005
Total current assets	417,347	667,501
Goodwill and other assets
Regulatory assets	440,312	478,723
Goodwill	157,953	157,953
Other assets	54,905	51,313
Total goodwill and other assets	653,170	687,989
Total assets	$4,506,321	$4,649,210
See accompanying Notes to Financial Statements.

ONE Gas, Inc.
BALANCE SHEETS
(Continued)
	September 30,	December 31,
(Unaudited)	2015	2014
Equity and Liabilities	(Thousands of dollars)
Equity and long-term debt
Common stock, $0.01 par value: authorized 250,000,000 shares; issued 52,598,005 shares and outstanding 52,151,279 shares at September 30, 2015; issued and outstanding 52,083,859 shares at December 31, 2014	$526	$521
Paid-in capital	1,762,508	1,758,796
Retained earnings	71,746	39,894
Accumulated other comprehensive income (loss)	(4,751)	(5,174)
Treasury stock, at cost: 446,726 shares at September 30, 2015	(19,108)	—
Total equity	1,810,921	1,794,037
Long-term debt, excluding current maturities	1,201,306	1,201,311
Total equity and long-term debt	3,012,227	2,995,348
Current liabilities
Current maturities of long-term debt	7	6
Notes payable	—	42,000
Accounts payable	57,240	159,064
Accrued interest	7,647	18,872
Accrued taxes other than income	40,429	44,742
Accrued liabilities	18,000	26,019
Customer deposits	58,331	60,003
Regulatory liabilities	41,337	32,467
Other current liabilities	10,478	9,260
Total current liabilities	233,469	392,433
Deferred credits and other liabilities
Deferred income taxes	907,647	894,585
Employee benefit obligations	274,073	287,779
Other deferred credits	78,905	79,065
Total deferred credits and other liabilities	1,260,625	1,261,429
Commitments and contingencies
Total liabilities and equity	$4,506,321	$4,649,210
See accompanying Notes to Financial Statements.

This page intentionally left blank.

ONE Gas, Inc.
STATEMENTS OF CASH FLOWS
	Nine Months Ended
	September 30,
(Unaudited)	2015	2014
	(Thousands of dollars)
Operating activities
Net income	$79,828	$73,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98,592	93,995
Deferred income taxes	19,384	2,828
Share-based compensation expense	3,863	5,651
Provision for doubtful accounts	2,951	5,019
Changes in assets and liabilities:
Accounts receivable	220,392	216,219
Materials and supplies	(5,889)	6,238
Income tax receivable	20,075	(4,862)
Natural gas in storage	25,388	(51,192)
Asset removal costs	(33,744)	(34,963)
Accounts payable	(104,948)	(70,063)
Accrued interest	(11,225)	7,521
Accrued taxes other than income	(4,313)	11,060
Accrued liabilities	(8,019)	15,977
Customer deposits	(1,672)	(43)
Regulatory assets and liabilities	64,368	23,308
Other assets and liabilities	(15,493)	(49,868)
Cash provided by operating activities	349,538	250,008
Investing activities
Capital expenditures	(199,678)	(224,619)
Cash used in investing activities	(199,678)	(224,619)
Financing activities
Repayments of notes payable	(42,000)	—
Repurchase of common stock	(24,122)	—
Issuance of debt, net of discounts	—	1,199,994
Long-term debt financing costs	—	(11,078)
Cash payment to ONEOK upon separation	—	(1,130,000)
Issuance of common stock	4,471	1,330
Dividends paid	(47,178)	(29,121)
Cash provided by (used in) financing activities	(108,829)	31,125
Change in cash and cash equivalents	41,031	56,514
Cash and cash equivalents at beginning of period	11,943	3,171
Cash and cash equivalents at end of period	$52,974	$59,685
See accompanying Notes to Financial Statements.

ONE Gas, Inc.
STATEMENT OF EQUITY

(Unaudited)	Common Stock Issued	Common Stock	Paid-in Capital
	(Shares)	(Thousands of dollars)

January 1, 2015	52,083,859	$521	$1,758,796
Net income	—	—	—
Other comprehensive income	—	—	—
Repurchase of common stock	—	—	—
Common stock issued and other	514,146	5	2,914
Common stock dividends - $0.90 per share	—	—	798
September 30, 2015	52,598,005	$526	$1,762,508
See accompanying Notes to Financial Statements.

ONE Gas, Inc.
STATEMENT OF EQUITY
(Continued)
(Unaudited)	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	(Thousands of dollars)

January 1, 2015	$39,894	$—	$(5,174)	$1,794,037
Net income	79,828	—	—	79,828
Other comprehensive income	—	—	423	423
Repurchase of common stock	—	(24,122)	—	(24,122)
Common stock issued and other	—	5,014	—	7,933
Common stock dividends - $0.90 per share	(47,976)	—	—	(47,178)
September 30, 2015	$71,746	$(19,108)	$(4,751)	$1,810,921
See accompanying Notes to Financial Statements.

ONE Gas, Inc.
NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC. These statements also have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The 2014 year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes in our Annual Report. Due to the seasonal nature of our business, the results of operations for the three and nine months ended September 30, 2015, are not necessarily indicative of the results that may be expected for a 12-month period.

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

Related-Party Transactions - Prior to our separation from ONEOK on January 31, 2014, we had certain transactions with ONEOK, including, but not limited to, natural gas supply, allocated corporate services, employee benefits, cash management, derivatives and long-term lines of credit. Following the separation, any services we receive from ONEOK are now third-party transactions. The remaining related-party transactions are not material.

Segments - We operate in one reportable business segment: regulated public utilities that deliver natural gas to residential, commercial, industrial, wholesale, public authority and transportation customers. The accounting policies for our segment are the same as described in Note 1 of our Notes to Financial Statements in our Annual Report. We evaluate our financial performance principally on operating income. For the three and nine months ended September 30, 2015, and 2014, we had no single external customer from which we received 10 percent or more of our gross revenues.

Goodwill Impairment Test - We assess our goodwill for impairment at least annually as of July 1. At July 1, 2015, we assessed qualitative factors to determine whether it was more likely than not that the fair value of our reporting unit was less than its carrying amount. After assessing qualitative factors (including macroeconomic conditions, industry and market considerations, cost factors and overall financial performance), we determined that no further testing was necessary.

Recently Issued Accounting Standards Update - In August 2015, the FASB issued ASU 2015-15, “Interest-Imputation of Interest (Subtopic 835-30),” which specifically addresses the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. We do not expect this issued guidance, which will be adopted concurrently with ASU 2015-03, to have a material impact on our financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. We do not expect this issued guidance, which is required to be adopted for our interim and annual reports for periods beginning after December 15, 2015, to have a material impact on our financial statements.

In April 2015, the FASB issued ASU 2015-05, “Intangibles-Goodwill and Other-Internal-Use Software,” which helps entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. We are evaluating the impact of this issued guidance, which is required to be adopted for our interim and annual reports for periods beginning after December 15, 2015.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which clarifies and converges the revenue recognition principles under GAAP and International Financial Reporting Standards. In July 2015, FASB delayed the effective date for one year. We are evaluating the impact of this issued guidance, which is required to be adopted for our interim and annual reports beginning with the first quarter 2018.

2.	REGULATORY ASSETS AND LIABILITIES

The tables below present a summary of regulatory assets, net of amortization, and liabilities for the periods indicated:

	September 30, 2015
	Current	Noncurrent	Total
	(Thousands of dollars)
Under-recovered purchased-gas costs	$10,354	$—	$10,354
Pension and postretirement benefit costs (see Note 8)	19,445	429,346	448,791
Reacquired debt costs	812	9,122	9,934
Other	1,092	1,844	2,936
Total regulatory assets, net of amortization	31,703	440,312	472,015
Accumulated removal costs (a)	—	(11,846)	(11,846)
Weather normalization	(5,821)	—	(5,821)
Over-recovered purchased-gas costs	(33,363)	—	(33,363)
Ad valorem tax	(2,153)	—	(2,153)
Total regulatory liabilities	(41,337)	(11,846)	(53,183)
Net regulatory assets (liabilities)	$(9,634)	$428,466	$418,832
(a) Included in other deferred credits in our Balance Sheets.

	December 31, 2014
	Current	Noncurrent	Total
	(Thousands of dollars)
Under-recovered purchased-gas costs	$28,712	$—	$28,712
Pension and postretirement benefit costs	18,108	466,684	484,792
Reacquired debt costs	812	9,730	10,542
Other	2,561	2,309	4,870
Total regulatory assets, net of amortization	50,193	478,723	528,916
Accumulated removal costs (a)	—	(15,451)	(15,451)
Weather normalization	(16,516)	—	(16,516)
Over-recovered purchased-gas costs	(13,055)	—	(13,055)
Ad valorem tax	(2,896)	—	(2,896)
Total regulatory liabilities	(32,467)	(15,451)	(47,918)
Net regulatory assets (liabilities)	$17,726	$463,272	$480,998
(a) Included in other deferred credits in our Balance Sheets.

Regulatory assets on our Balance Sheets, as authorized by various regulatory authorities, are probable of recovery. Base rates are designed to provide a recovery of costs during the period rates are in effect, but do not generally provide for a return on investment for amounts we have deferred as regulatory assets. All of our regulatory assets are subject to review by the respective regulatory authorities during future regulatory proceedings. We are not aware of any evidence that these costs will not be recoverable through either riders or base rates, and we believe that we will be able to recover such costs, consistent with our historical recoveries.

Purchased-gas costs include the costs that have been over- or under-recovered from customers through the purchased-gas cost adjustment mechanisms and also include natural gas utilized in our operations, premiums paid and any cash settlements received from our purchased natural gas call options.

3.	CREDIT FACILITY AND SHORT-TERM NOTES PAYABLE

ONE Gas Credit Agreement - The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. The ONE Gas Credit Agreement also contains customary affirmative and negative covenants, including covenants relating to liens, indebtedness of subsidiaries, investments, changes in the nature of business, fundamental changes, transactions with affiliates, burdensome agreements and use of proceeds. In the event of a breach of certain covenants by ONE Gas, amounts outstanding under the ONE Gas Credit Agreement may become due and payable immediately. At September 30, 2015, our debt-to-capital ratio was 40 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement.

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

The ONE Gas Credit Agreement is available to repay the commercial paper notes, if necessary. Amounts outstanding under the commercial paper program reduce the borrowing capacity under the ONE Gas Credit Agreement. At September 30, 2015, we had no short-term borrowings, $1.0 million in letters of credit issued under the ONE Gas Credit Agreement and $699.0 million of remaining credit available under the ONE Gas Credit Agreement.

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

Dividends - In October 2015, a dividend of $0.30 per share ($1.20 per share on an annualized basis) was declared for shareholders of record on November 13, 2015, payable December 1, 2015.

6.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the effect of reclassifications from accumulated other comprehensive income (loss) in our Statements of Income for the periods indicated:

	Three Months Ended		Nine Months Ended
Details about Accumulated Other Comprehensive	September 30,		September 30,		Affected Line Item in the
Income (Loss) Components	2015	2014	2015	2014	Statements of Income
	(Thousands of dollars)
Pension and other postretirement benefit plan obligations (a)
Amortization of net loss	$12,564	$8,542	$37,694	$25,625
Amortization of unrecognized prior service cost	(374)	(303)	(1,120)	(909)
	12,190	8,239	36,574	24,716
Regulatory adjustments (b)	(11,961)	(8,366)	(35,887)	(24,970)
	229	(127)	687	(254)	Income before income taxes
	(88)	49	(264)	98	Income tax expense
Total reclassifications for the period	$141	$(78)	$423	$(156)	Net income
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

Basic EPS is based on net income and is calculated based upon the daily weighted-average number of common shares outstanding during the periods presented. Also, this calculation includes fully vested stock awards that have not yet been issued as common stock. Diluted EPS includes basic EPS, plus unvested stock awards granted under our compensation plans, but only to the extent these instruments dilute earnings per share.

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Three Months Ended September 30, 2015
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$7,371	52,408	$0.14
Diluted EPS Calculation
Effect of dilutive securities	—	664
Net income available for common stock and common stock equivalents	$7,371	53,072	$0.14

	Three Months Ended September 30, 2014
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$4,653	52,361	$0.09
Diluted EPS Calculation
Effect of dilutive securities	—	653
Net income available for common stock and common stock equivalents	$4,653	53,014	$0.09

	Nine Months Ended September 30, 2015
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$79,828	52,627	$1.52
Diluted EPS Calculation
Effect of dilutive securities	—	688
Net income available for common stock and common stock equivalents	$79,828	53,315	$1.50

	Nine Months Ended September 30, 2014
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$73,183	52,353	$1.40
Diluted EPS Calculation
Effect of dilutive securities	—	495
Net income available for common stock and common stock equivalents	$73,183	52,848	$1.38

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

The following tables set forth the components of net periodic benefit cost for our pension and other postretirement benefit plans for the periods indicated:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$3,497	$3,554	$10,518	$9,227
Interest cost	10,652	10,948	31,956	32,844
Expected return on assets	(15,363)	(14,965)	(46,087)	(44,895)
Amortization of unrecognized prior service cost	66	137	200	411
Amortization of net loss	11,054	7,550	33,164	22,649
Net periodic benefit cost	$9,906	$7,224	$29,751	$20,236

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$849	$867	$2,547	$2,908
Interest cost	2,665	2,901	7,997	8,703
Expected return on assets	(2,908)	(2,848)	(8,724)	(8,544)
Amortization of unrecognized prior service cost	(440)	(440)	(1,320)	(1,320)
Amortization of net loss	1,510	992	4,530	2,976
Net periodic benefit cost	$1,676	$1,472	$5,030	$4,723

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

Measurement - In October 2015, plan amendments were approved to merge our frozen cash-balance defined benefit pension plan covering certain Texas Gas Service employees with our defined benefit pension plan covering nonbargaining unit employees and certain bargaining unit employees. In addition, we announced to certain pre-65 participants in our postretirement medical plans a change from a self-insured postretirement medical plan to a plan providing participants an annual benefit that will allow them to select coverage on a healthcare exchange. As a result, we will remeasure the respective plan assets and benefit obligations in the fourth quarter 2015.

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

We own or retain legal responsibility for the environmental conditions at 12 former manufactured natural gas sites in Kansas. These sites contain potentially harmful materials that are subject to control or remediation under various environmental laws and regulations. A consent agreement with the KDHE governs all work at these sites. The terms of the consent agreement allow us to investigate these sites and set remediation activities based upon the results of the investigations and risk analysis. Remediation typically involves the management of contaminated soils and may involve removal of structures and monitoring and/or remediation of groundwater.

We have completed or addressed removal of the source of soil contamination at 11 of the 12 sites according to plans approved by the KDHE. Regulatory closure has been achieved at three of the sites. We have begun site assessment at the remaining site where no active remediation has occurred.

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the nine months ended September 30, 2015 and 2014. We do not expect expenditures for these matters to have a material adverse affect on our financial condition, results of operations or cash flows.

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

Derivative Instruments -  At September 30, 2015, we held purchased natural gas call options for the heating season ending March 2016, with total notional amounts of 38.1 Bcf, for which we paid premiums of $11.6 million, and had a fair value of $4.4 million. At December 31, 2014, we held purchased natural gas call options for the heating season ended March 2015, with total notional amounts of 16.0 Bcf, for which we paid premiums of $6.4 million, and had a fair value of $0.1 million. The premiums paid and any cash settlements received are recorded as part of our unrecovered purchased-gas costs in current regulatory assets as these contracts are included in, and recoverable through, the purchased-gas cost adjustment mechanisms. Additionally, changes in fair value associated with these contracts are deferred as part of our unrecovered purchased-gas costs in our Balance Sheets. Our natural gas call options are classified as Level 1 as fair value amounts are based on unadjusted quoted prices in active markets including NYMEX-settled prices. There were no transfers between levels for the three and nine months ended September 30, 2015 and 2014.

Other Financial Instruments - The approximate fair value of cash and cash equivalents, accounts receivable and accounts payable is equal to book value, due to the short-term nature of these items. Our cash and cash equivalents are comprised of bank deposits and money market accounts, and are classified as Level 1.

Short-term notes payable and commercial paper are due upon demand and, therefore, the carrying amounts approximate fair value and are classified as Level 1. The book value of our long-term debt, including current maturities, was $1.2 billion at both September 30, 2015 and December 31, 2014. The estimated fair value of our long-term debt, including current maturities, was $1.2 billion and $1.3 billion at September 30, 2015 and December 31, 2014, respectively. The estimated fair value of our Senior Notes at September 30, 2015 and December 31, 2014, was determined using quoted market prices, and are considered Level 2.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited financial statements and the Notes to Financial Statements in this Quarterly Report, as well as our Annual Report.  Due to the seasonal nature of our business, the results of operations for the three and nine months ended September 30, 2015, are not necessarily indicative of the results that may be expected for a 12-month period.

RECENT DEVELOPMENTS

Dividend - In October 2015, a dividend of $0.30 per share ($1.20 per share on an annualized basis) was declared for shareholders of record on November 13, 2015, payable December 1, 2015.

Regulatory Activities - Oklahoma - In July 2015, Oklahoma Natural Gas filed a request with the OCC for an increase in base rates, reflecting system investments and operating costs necessary to maintain the safety and reliability of its natural gas distribution system. Oklahoma Natural Gas’ request, if approved, represents an increase of $50.4 million in base rates and is based on a 10.5 percent return on equity, unchanged from the previous general rate case filed in 2009. This filing also requests the continuation, with certain modifications, of the Performance Based Rate Change plan that was established in 2009. Additionally, the common equity ratio requested is 60.5 percent based on ONE Gas’ actual equity ratio as of March 31, 2015, with debt costs of 3.95 percent. The filing represents a rate base of approximately $1.2 billion. The hearing on the merits on Oklahoma Natural Gas’ request will occur in November 2015. In accordance with Oklahoma law, the OCC has 180 days to consider Oklahoma Natural Gas’ proposed rate changes.

In March 2015, Oklahoma Natural Gas filed its energy-efficiency program true-up application for its 2014 program year, requesting a utility incentive of $1.2 million. In July 2015, the Public Utility Division of the OCC and all other parties entered into a joint stipulation approving the filing. A hearing on the merits was held in July 2015, with the Administrative Law Judge recommending the approval of the joint stipulation. The matter is now before the OCC who may accept, reject or modify the Administrative Law Judge’s recommendation.

In December 2014, the Public Utility Division of the OCC filed an application to close the remaining items associated with Oklahoma Natural Gas’ take-or-pay rider. The OCC’s final audit of the take-or-pay rider and related items included a review of the over-recovery of $1.1 million and adopted Oklahoma Natural Gas’ recommendation to refund this over-recovery to customers through its PGA mechanism. The pass-through of the over-recovery through the PGA has no impact on operating income.

Kansas - Kansas Gas Service is expected to file a rate case in 2016 based on a 2015 test year, with new rates effective January 2017.

In August 2015, Kansas Gas Service submitted an application to the KCC requesting an increase in customers’ bills totaling approximately $2.4 million related to its Gas System Reliability Surcharge. The KCC has 120 days to render a decision on the request.

In March 2015, the KCC issued an order opening an investigation regarding accelerated replacement of obsolete pipeline materials. This order was issued after several open meetings were hosted by the KCC in the fourth quarter of 2014, discussing the status of natural gas infrastructure replacement in Kansas. In June 2015, the KCC issued an order agreeing with Kansas Gas Service and other LDCs, as well as the KCC Staff, that the KCC has jurisdiction to approve alternative pipeline replacement programs with alternative rate mechanisms. In July 2015, the Citizen’s Utility Ratepayer Board (CURB) submitted a petition for reconsideration of the KCC’s order. In August 2015, the KCC issued an order rejecting CURB’s petition for reconsideration. Kansas Gas Service and other LDCs filed testimony in October 2015, and the KCC will review testimony to determine what, if any, changes should occur. A procedural schedule setting forth the major actions and timelines associated with the investigation is pending before the KCC.

Texas - In March 2014, Texas Gas Service and the City of El Paso agreed to enter into an annual rate review mechanism called the EPARR. The EPARR provides for a streamlined review of Texas Gas Service’s revenue requirement on an annual basis, and is in lieu of a filing under the GRIP statute. Texas Gas Service continued to file under the GRIP statute for other incorporated cities in the El Paso service area until early 2015, when the other incorporated cities in the El Paso service area adopted the EPARR mechanism. GRIP is a capital-recovery mechanism that allows for a rate adjustment providing recovery of and a return on incremental capital investments made between rate cases.

In March 2015, Texas Gas Service filed under the EPARR, requesting an increase in revenues of $9.4 million in the City of El Paso and surrounding incorporated cities in the EPSA. The filing included a request to include a payroll adjustment which would increase revenues by an additional $1.8 million, for a total increase in revenues of $11.2 million.  In August 2015, Texas Gas Service and the incorporated cities in the EPSA reached an agreement on a rate increase of $8.0 million to take effect in August 2015. In April 2015, Texas Gas Service filed with the RRC under the GRIP statute, requesting an increase of $0.4 million in revenues for the unincorporated areas of the El Paso service area. The RRC approved the filing in July 2015.

Texas Gas Service received approval for rate relief under the GRIP statute with the City of Austin, Texas, and surrounding communities in May 2015, for approximately $3.7 million. The new rates became effective in June 2015.

In the normal course of business, we have received approval for increases totaling $4.7 million in 2015 for rate relief under the GRIP and cost-of-service adjustments in other Texas jurisdictions to address investments in rate base and changes in cost of service.

FINANCIAL RESULTS AND OPERATING INFORMATION

Selected Financial Results - The following table sets forth certain selected financial results for our operations for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2015 vs. 2014		2015 vs. 2014
Financial Results	2015	2014	2015	2014	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars, except percentages)
Natural gas sales	$197.9	$213.4	$1,063.7	$1,203.2	$(15.5)	(7)%	$(139.5)	(12)%
Transportation revenues	20.9	20.2	72.9	74.9	0.7	3%	(2.0)	(3)%
Cost of natural gas	54.7	75.1	548.2	701.8	(20.4)	(27)%	(153.6)	(22)%
Net margin, excluding other revenues	164.1	158.5	588.4	576.3	5.6	4%	12.1	2%
Other revenues	6.4	8.0	21.9	26.5	(1.6)	(20)%	(4.6)	(17)%
Net margin	170.5	166.5	610.3	602.8	4.0	2%	7.5	1%
Operating costs	111.6	116.2	346.5	353.5	(4.6)	(4)%	(7.0)	(2)%
Depreciation and amortization	34.0	31.2	98.6	94.0	2.8	9%	4.6	5%
Operating income	$24.9	$19.1	$165.2	$155.3	$5.8	30%	$9.9	6%
Capital expenditures	$74.3	$76.0	$199.7	$224.6	$(1.7)	(2)%	$(24.9)	(11)%

The following table sets forth our net margin, excluding other revenues, by type of customer, for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
Net Margin, Excluding Other	September 30,		September 30,		2015 vs. 2014		2015 vs. 2014
Revenues	2015	2014	2015	2014	Increase (Decrease)		Increase (Decrease)
Natural gas sales	(Millions of dollars, except percentages)
Residential	$118.9	$115.1	$425.8	$413.4	$3.8	3%	$12.4	3%
Commercial and industrial	23.3	22.3	85.4	84.2	1.0	4%	1.2	1%
Wholesale and public authority	1.0	0.9	4.3	3.8	0.1	11%	0.5	13%
Net margin on natural gas sales	143.2	138.3	515.5	501.4	4.9	4%	14.1	3%
Transportation revenues	20.9	20.2	72.9	74.9	0.7	3%	(2.0)	(3)%
Net margin, excluding other revenues	$164.1	$158.5	$588.4	$576.3	$5.6	4%	$12.1	2%

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

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2015 vs. 2014		2015 vs. 2014
Net Margin on Natural Gas Sales	2015	2014	2015	2014	Increase (Decrease)		Increase (Decrease)
Net margin on natural gas sales	(Millions of dollars, except percentages)
Fixed margin	$128.0	$123.3	$387.8	$367.2	$4.7	4%	$20.6	6%
Variable margin	15.2	15.0	127.7	134.2	0.2	1%	(6.5)	(5)%
Net margin on natural gas sales	$143.2	$138.3	$515.5	$501.4	$4.9	4%	$14.1	3%

Net margin increased $4.0 million for the three months ended September 30, 2015, compared with the same period last year, due primarily to an increase of $4.6 million from new rates primarily in Oklahoma and Texas, offset partially by other revenues.

Net margin increased $7.5 million for the nine months ended September 30, 2015, compared with the same period last year, due primarily to the following:

•	an increase of $19.4 million from new rates primarily in Oklahoma and Texas; and

•	an increase of $3.7 million in residential sales due primarily to customer growth in Oklahoma; offset partially by

•
a decrease of $5.6 million due to lower sales volumes, net of weather normalization, primarily from warmer weather for the nine months ended September 30, 2015, compared with the same period last year;

•	a decrease of $5.1 million due to lower line extension revenue, from commercial and industrial customers, and other revenues;

•
a decrease of $3.2 million in rider and surcharge recoveries due to a lower ad valorem surcharge in Kansas and the expiration of the rider associated with the recovery of take-or-pay settlements in Oklahoma, both of which are offset by lower regulatory amortization in depreciation and amortization expense; and

•	a decrease of $1.9 million due primarily to lower transportation volumes from weather-sensitive customers primarily in Kansas.

Operating costs decreased $4.6 million for the three months ended September 30, 2015, compared with the same period last year, due primarily to the following:

•	a decrease of $3.9 million in information technology costs, which includes $3.3 million of costs associated with our separation from ONEOK in the prior year;

•	a decrease of $1.6 million in outside services and other costs associated with pipeline maintenance activities;

•	a decrease of $1.1 million in ad valorem taxes;

•	a decrease of $0.6 million in fleet-related expenses; and

•	a decrease of $0.5 million in bad debt expense due primarily to warmer weather in Kansas; offset partially by

•	an increase of $3.7 million in employee-related costs due primarily to increases of $2.9 million in higher labor costs and $0.8 million in benefit costs.

Operating costs decreased $7.0 million for the nine months ended September 30, 2015, compared with the same period last year, due primarily to the following:

•
a decrease of $3.5 million in information technology costs, which includes $5.9 million of costs associated with our separation from ONEOK in the prior year, offset partially by higher costs for maintenance agreements;

•	a decrease of $3.5 million in outside service costs associated with pipeline maintenance activities;

•	a decrease of $3.0 million in legal and workers’ compensation expense;

•	a decrease of $2.6 million in ad valorem taxes; and

•	a decrease of $2.1 million in bad debt expense due primarily to warmer weather in Kansas; offset partially by

•	an increase of $8.1 million in employee-related costs due primarily to increases of $4.8 million in higher labor costs and $3.2 million in benefit costs.

Depreciation and amortization expense increased $2.8 million for the three months ended September 30, 2015, compared with the same period last year, due to an increase in depreciation of $3.3 million from our capital expenditures being placed in service, offset partially by a decrease in the amortization associated with the ad valorem surcharge rider in Kansas. Depreciation and amortization expense increased $4.6 million for the nine months ended September 30, 2015, compared with the same period last year, due to an increase in depreciation of $8.3 million from our capital expenditures being placed in service, offset partially by a decrease in the amortization of the ad valorem surcharge rider in Kansas and take-or-pay rider in Oklahoma of $2.9 million.

Capital Expenditures - Our capital expenditures program includes expenditures for pipeline integrity, extending service to new areas, modifications to customer service lines, increasing system capabilities, pipeline replacements, fleet, facilities and information technology assets. It is our practice to maintain and upgrade our infrastructure, facilities and systems to ensure safe, reliable and efficient operations.

Capital expenditures decreased $1.7 million for the three months ended September 30, 2015, and decreased $24.9 million for the nine months ended September 30, 2015, compared with the same respective periods last year, due primarily to information technology hardware and software assets acquired in 2014 due to our separation from ONEOK.

Selected Operating Information - The following tables set forth certain selected operating information for the periods indicated:

	Three Months Ended								Variances
	September 30,								2015 vs. 2014
(in thousands)	2015				2014				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	776	573	606	1,955	769	569	601	1,939	7	4	5	16
Commercial and industrial	71	50	33	154	71	50	33	154	—	—	—	—
Wholesale and public authority	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	6	6	1	13	5	6	1	12	1	—	—	1
Total customers	853	629	643	2,125	845	625	638	2,108	8	4	5	17

	Nine Months Ended								Variances
	September 30,								2015 vs. 2014
(in thousands)	2015				2014				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	783	580	607	1,970	776	579	602	1,957	7	1	5	13
Commercial and industrial	73	50	34	157	73	50	34	157	—	—	—	—
Wholesale and public authority	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	6	1	12	5	6	1	12	—	—	—	—
Total customers	861	636	645	2,142	854	635	640	2,129	7	1	5	13

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Volumes (MMcf)	2015	2014	2015	2014
Natural gas sales
Residential	7,476	7,845	78,987	84,809
Commercial and industrial	3,676	3,810	25,460	26,853
Wholesale and public authority	247	287	1,719	1,518
Total volumes sold	11,399	11,942	106,166	113,180
Transportation	43,056	43,653	150,611	159,002
Total volumes delivered	54,455	55,595	256,777	272,182

Total volumes delivered decreased for the three and nine months ended September 30, 2015, compared with the same periods last year, due primarily to warmer temperatures in 2015. The impact on residential and commercial margins was mitigated significantly by weather-normalization mechanisms.

Wholesale sales represent contracted natural gas volumes that exceed the needs of our residential, commercial and industrial customer base and are available for sale to other parties. The impact to net margin from changes in volumes associated with these customers is minimal.

	Three Months Ended
	September 30,
	2015		2014		2015 vs 2014	2015	2014
Heating Degree Days	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	—	14	11	14	(100)%	—%	79%
Kansas	9	52	43	52	(79)%	17%	83%
Texas	—	1	1	1	(100)%	—%	100%

	Nine Months Ended
	September 30,
	2015		2014		2015 vs 2014	2015	2014
Heating Degree Days	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	2,067	2,012	2,381	2,012	(13)%	103%	118%
Kansas	2,824	2,965	3,331	2,965	(15)%	95%	112%
Texas	1,117	1,023	1,034	1,025	8%	109%	101%

Normal HDDs are established through rate proceedings in each of our rate jurisdictions for use primarily in weather normalization billing calculations. See further discussion on weather normalization in our Regulatory Overview section in Part 1, Item 1, “Business,” of our Annual Report. Normal HDDs disclosed above are based on:

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

Short-term Financing - The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. The ONE Gas Credit Agreement also contains customary affirmative and negative covenants, including covenants relating to liens, indebtedness of subsidiaries, investments, changes in the nature of business, fundamental changes, transactions with affiliates, burdensome agreements, and use of proceeds. In the event of a breach of certain covenants by us, amounts outstanding under the ONE Gas Credit Agreement may become due and payable immediately. At September 30, 2015, our debt-to-capital ratio was 40 percent, and we were in compliance with all covenants under the ONE Gas Credit Agreement.

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

The ONE Gas Credit Agreement is available to repay the commercial paper notes, if necessary. Amounts outstanding under the commercial paper program reduce the borrowing capacity under the ONE Gas Credit Agreement. At September 30, 2015, we had no short-term borrowings and $1.0 million in letters of credit issued under the ONE Gas Credit Agreement. At September 30, 2015, we had approximately $53.0 million of cash and cash equivalents and $699.0 million of remaining credit available under the ONE Gas Credit Agreement.

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

Credit Ratings - Our credit ratings as of September 30, 2015, were:

Rating Agency	Rating	Outlook
Moody’s	A2	Stable
S&P	A-	Stable

Our commercial paper is currently rated Prime-1 by Moody’s and A-2 by S&P. We intend to maintain strong credit metrics while we pursue a balanced approach to capital investment and a return of capital to shareholders via a dividend that we believe will be competitive with our peer group.

Capitalization structure - As of September 30, 2015, our total capitalization structure is 40 percent debt to 60 percent equity.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Nine Months Ended		Variances
	September 30,		2015 vs. 2014
	2015	2014	Increase (Decrease)
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$349.5	$250.0	$99.5
Investing activities	(199.6)	(224.6)	25.0
Financing activities	(108.8)	31.1	(139.9)
Change in cash and cash equivalents	41.1	56.5	(15.4)
Cash and cash equivalents at beginning of period	11.9	3.2	8.7
Cash and cash equivalents at end of period	$53.0	$59.7	$(6.7)

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

Cash flows from operating activities, before changes in operating assets and liabilities, increased for the nine months ended September 30, 2015, compared with the same period in 2014. The increase was due primarily to changes in net margin and operating expenses discussed in Financial Results and Operating Information.

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

Investing Cash Flows - Cash used in investing activities decreased for the nine months ended September 30, 2015, compared with the prior period due primarily to capital expenditures for information technology assets associated with our separation from ONEOK.

Financing Cash Flows - The changes in cash flows from financing activities are primarily the result of our $1.19 billion debt issuance and $1.13 billion cash payment to ONEOK for the nine months ended September 30, 2014, in connection with our separation from ONEOK, compared with repayments of commercial paper, dividends paid to shareholders and repurchases of common stock for the nine months ended September 30, 2015.

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

We own or retain legal responsibility for the environmental conditions at 12 former manufactured natural gas sites in Kansas. These sites contain potentially harmful materials that are subject to control or remediation under various environmental laws and regulations. A consent agreement with the KDHE governs all work at these sites. The terms of the consent agreement allow us to investigate these sites and set remediation activities based upon the results of the investigations and risk analysis. Remediation typically involves the management of contaminated soils and may involve removal of structures and monitoring and/or remediation of groundwater.

We have completed or addressed removal of the source of soil contamination at 11 of the 12 sites according to plans approved by the KDHE. Regulatory closure has been achieved at three of the sites. We have begun site assessment at the remaining site where no active remediation has occurred.

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the nine months ended September 30, 2015 and 2014. We do not expect expenditures for these matters to have a material adverse affect on our financial condition, results of operations or cash flows.

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

Changes in Internal Control Over Financial Reporting - In the three months ended September 30, 2015, we implemented a new work management and field enablement system that enhances the capturing of additions and retirements to our property records. We believe the internal controls over financial reporting remained substantially unchanged and do not believe these related internal control changes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Other than described above, there have been no other changes in our internal control over financial reporting during the three months ended September 30, 2015.

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

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Statements of Income for the three and nine months ended September 30, 2015 and 2014; (iii) Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014; (iv) Balance Sheets at September 30, 2015 and December 31, 2014; (v) Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; (vi) Statement of Equity for the nine months ended September 30, 2015; and (vii) Notes to Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 29, 2015		ONE Gas, Inc.
Registrant

	By:	/s/ Curtis L. Dinan
Curtis L. Dinan
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)