Form 10-K
period 2015-12-31
ONE Gas, Inc.
filed 2016-02-18
CIK 1587732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X  No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one) Large accelerated filer X Accelerated filer __    Non-accelerated filer __    Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes__ No X
The aggregate market value of the equity securities held by nonaffiliates based on the closing trade price of the registrant on June 30, 2015, was $2.1 billion.

On February 5, 2016, we had 52,292,154 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 26, 2016, are incorporated by reference in Part III.

ONE Gas, Inc.
2015 ANNUAL REPORT

As used in this Annual Report, references to “we,” “our,” “us” or the “company” refer to ONE Gas, Inc., an Oklahoma corporation, and its predecessors and subsidiary, unless the context indicates otherwise.

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Annual Report are defined as follows:

ACA	Annual Cost Adjustment
AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2015
ATSR	Ad Valorem Tax Surcharge Rider
Bcf	Billion cubic feet
Bcf/d	Billion cubic feet per day
CERCLA	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
CFTC	Commodities Futures Trading Commission
Clean Air Act	Federal Clean Air Act, as amended
Clean Water Act	Federal Water Pollution Control Amendments of 1972, as amended
Code	Internal Revenue Code of 1986, as amended
COG	Cost of gas
COGR	Cost of gas rider
COSA	Cost-of-Service Adjustment
DOT	United States Department of Transportation
Dth	Dekatherm
EPA	United States Environmental Protection Agency
EPARR	El Paso Annual Rate Review
EPS	Earnings per share
EPSA	El Paso Service Area
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
GRIP	Texas Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
Heating Degree Day or HDD
A measure designed to reflect the demand for energy needed for heating based on the extent to which the daily average temperature falls below a reference temperature for which no heating is required, usually 65 degrees Fahrenheit

IFRS	International Financial Reporting Standards
IRS	U.S. Internal Revenue Service
IRS Ruling	Private Letter Ruling from IRS
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
LDCs	Local distribution companies
LIBOR	London Interbank Offered Rate
Moody’s	Moody’s Investors Service, Inc.
MMcf	Million cubic feet
NYSE	New York Stock Exchange
OCC	Oklahoma Corporation Commission
ONE Gas	ONE Gas, Inc.
ONE Gas Credit Agreement	ONE Gas’ $700 million revolving credit agreement, which expires in January 2019
ONE Gas Predecessor
ONE Gas’ predecessor for accounting purposes that consists of the business attributable to ONEOK’s natural gas distribution segment that was transferred to
ONE Gas in connection with its separation from ONEOK

ONEOK	ONEOK, Inc. and its subsidiaries
ONEOK Partners	ONEOK Partners, L.P. and its subsidiaries
OSHA	Occupational Safety and Health Administration
PBRC	Performance-Based Rate Change
PGA	Purchased Gas Adjustment

PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
Pipeline Safety Improvement Act	Pipeline Safety Improvement Act of 2002, as amended
Pipeline Safety, Regulatory Certainty and Job Creation Act	Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011, as amended
ROE	Return on equity calculated consistent with utility ratemaking principles in each jurisdiction in which we operate
RRC	Railroad Commission of Texas
S&P	Standard and Poor’s Rating Services
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Separation and Distribution Agreement	Separation and Distribution Agreement dated January 14, 2014, between ONEOK and ONE Gas
TAC	Temperature Adjustment Clause
Tax Matters Agreement	Tax Matters Agreement dated January 14, 2014, between ONEOK and ONE Gas
Transition Services Agreement	Transition Services Agreement dated January 14, 2014, between ONEOK and ONE Gas
WNA	Weather normalization adjustments
XBRL	eXtensible Business Reporting Language

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

In order for ONEOK to effect the distribution, we requested, and the SEC declared effective, our Registration Statement on Form 10 on January 10, 2014. ONEOK transferred all of the assets and liabilities primarily related to its natural gas distribution business to us. Assets and liabilities included accounts receivable and payable, natural gas in storage, regulatory assets and liabilities, pipeline and other natural gas distribution facilities, customer deposits, employee-related assets and liabilities, including amounts attributable to pension and other postemployment benefits, tax-related assets and liabilities and other assets and liabilities primarily associated with providing natural gas distribution service in Oklahoma, Kansas and Texas. Cash and certain corporate assets, such as office space in the corporate headquarters and certain IT hardware and software, were not transferred to us; however, the Transition Services Agreement between ONEOK and us provided temporary access to such corporate assets as necessary to operate our business prior to obtaining applicable corporate assets on our own.

Immediately prior to the contribution of the natural gas distribution business to us, ONEOK contributed to the capital of the natural gas distribution business all of the amounts outstanding on the natural gas distribution business’s short-term note payable to and long-term line of credit with ONEOK. We received approximately $1.19 billion of cash from a private placement of senior notes (which were later exchanged for registered notes), then used a portion of those proceeds to fund a cash payment of approximately $1.13 billion to ONEOK. On January 31, 2014, ONEOK distributed one share of our common stock for every four shares of ONEOK common stock held by ONEOK shareholders of record as of the close of business on January 21, 2014, the record date of the distribution. At the close of business on January 31, 2014, ONE Gas became an independent, publicly traded company as a result of the distribution. Our common stock began trading “regular-way” under the ticker symbol “OGS” on the NYSE on February 3, 2014. ONEOK did not retain any ownership interest in our company.

OUR BUSINESS

We are an independent, publicly traded, 100 percent regulated natural gas distribution utility. We are one of the largest natural gas utilities in the United States. We are an Oklahoma corporation and are the successor to the company founded in 1906 as Oklahoma Natural Gas Company. We are the largest natural gas distributor in Oklahoma and Kansas and the third largest in Texas, providing service as a regulated public utility. We serve residential, commercial and industrial, transportation and wholesale and public authority customers in all three states. Our largest natural gas distribution markets in terms of customers are Oklahoma City and Tulsa, Oklahoma; Kansas City, Wichita and Topeka, Kansas; and Austin and El Paso, Texas. Our three divisions, Oklahoma Natural Gas, Kansas Gas Service and Texas Gas Service, distribute natural gas as public utilities to approximately 88 percent, 72 percent and 14 percent of the natural gas distribution customers in Oklahoma, Kansas and Texas, respectively.

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

OUR STRATEGY

Our business strategy is focused on operating our systems in a safe, reliable and environmentally responsible manner, growing our business strategically, while delivering quality customer service to our customers. Over time, we believe this will enable us to generate a competitive total return for our shareholders and maintain our financial stability, leading to our strategic goals of zero harm and a fair return. We intend to accomplish our objectives by executing on the strategies listed below:

•
Focus on Safety, Reliability and Compliance - We are committed to pursuing a zero-incident safety and compliance culture through programs, procedures, policies, guidelines and other internal controls designed to mitigate risk and incidents that may harm our employees, contractors, customers, the public or the environment. In addition, a significant portion of our capital spending is focused on the safety, reliability and efficiency of our natural gas distribution system. We are committed to compliance with all federal, state and local laws and regulations.

•
High-performing Workforce - The foundation of our company consists of our employees. We are committed to attracting, retaining and developing a high-performing workforce where every employee understands that they can and do make a difference. We embrace and promote inclusion, diversity and collaboration. We expect a high standard of performance from our employees. We encourage our workforce to measure their productivity and be accountable for the best work possible. Each day that we do our best to safely and efficiently meet the needs of our customers is a day that leads to individual success and, ultimately, the success of the company.

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

We have several initiatives underway to improve our operational performance. These initiatives include leveraging and implementing technology that is expected to result in increased efficiency, thereby helping reduce the rate of increase in operating expenses.

Our focus on our credit metrics and maintaining a balanced approach to capital management are significant objectives in providing reasonable rates to customers while also providing a fair return to shareholders. We believe that maintaining an investment-grade credit rating is prudent for our business as we seek to access the capital markets to finance capital investments. As a 100 percent regulated utility, we intend to maintain strong credit metrics while we pursue a balanced approach to capital investment and a return of capital to shareholders via a dividend that we believe will be competitive with our peer group.

•
Advocate Constructive Relationships with Key Stakeholders - We plan to continue our constructive, transparent relationships with our key stakeholders, which include our customers, employees, investors and regulators. Our strategy includes seeking outcomes in future rate proceedings that provide a fair return on our infrastructure investments, while also meeting the needs of our customers through safe, reliable and efficient service.

•
Identify and Pursue Growth Opportunities - Our growth opportunities are a result of capital investments related to safety and reliability of our existing system, and system growth related to the economic and population growth in our service territories. As a result of our commitment to enhance the integrity, reliability and safety of our existing infrastructure, we are making significant investments in our existing system, which we expect to further grow our rate base. In addition, as our service territories continue to experience economic growth, we expect to grow our rate base through capital investments in new service lines and main line extensions, predominately in the major metropolitan areas.

We believe that the competitiveness of natural gas is increasing, creating new market opportunities for natural gas as an energy source within our existing service territories.

We remain committed to maintaining our status as a 100 percent regulated company, but will evaluate strategic acquisition opportunities that fall within that guideline based on our disciplined financial and operating approach, while weighing these alternatives against future investment opportunities with respect to our existing rate base.

REGULATORY OVERVIEW

We are subject to the regulations and oversight of the state and local regulatory authorities of the territories in which we operate. Rates and charges for natural gas distribution services are established by the OCC for Oklahoma Natural Gas and by the KCC for Kansas Gas Service. Texas Gas Service is subject to regulatory oversight by the various municipalities that it serves, which have primary jurisdiction in their respective areas. Rates in unincorporated areas of Texas and all appellate matters are subject to regulatory oversight by the RRC. These regulatory authorities have the responsibility of ensuring that the utilities in their jurisdictions provide safe and reliable service at a reasonable cost, while providing utility companies the opportunity to earn a fair and reasonable return on their investments.

Generally, our rates and charges are established in rate case proceedings. Regulatory authorities may also approve mechanisms that allow for adjustments for specific costs or investments made between rate cases. Due to the nature of the regulatory process, there is an inherent lag between the time that we make investments or incur additional costs and the setting of new rates and/or charges to recover those investments or costs. Additionally, we are not allowed recovery of certain costs we incur. The delay between the time investments are made or increases in costs are incurred and the time that our rates are adjusted to reflect these investments and costs is referred to as regulatory lag.

The following provides additional detail on the regulatory mechanisms in the jurisdictions we serve.

Oklahoma - Oklahoma Natural Gas currently operates under a PBRC mechanism, which provides for streamlined annual rate reviews between rate cases and includes adjustments for incremental capital investment and allowed expenses. Under this mechanism, we have an allowed ROE of between 9 percent and 10 percent. If our achieved ROE is below 9 percent, our base rates are increased upon OCC approval to an amount necessary to restore the ROE to 9.5 percent. If our achieved ROE exceeds 10 percent, the portion of the earnings above 10 percent is shared with our customers, who receive the benefit of 75 percent of the earnings above 10 percent. We receive the benefit of the remaining 25 percent. Oklahoma Natural Gas is required to file a rate case on or before June 20, 2021, based on a test year consisting of the twelve months ending December 31, 2020. Other regulatory mechanisms in Oklahoma include the following:

•
PGA Clause - Oklahoma Natural Gas’ commodity, transportation, storage and gas purchase operations and maintenance costs are passed through to its sales customers without markup via the PGA. Any costs associated with natural gas that is lost, used or unaccounted for in operations and the fuel-related portion of bad debts are also recovered through the PGA.

•
TAC - The TAC is designed to reduce the delivery charge component of customers’ bills for the additional volumes used when the actual heating degree days exceed the normalized heating degree days and to increase the delivery charge component of customers’ bills for volumes not used when actual heating degree days are less than the normal heating degree days. The TAC is in effect from November through April.

•
Energy Efficiency Programs - Oklahoma Natural Gas has an Energy-Efficiency Program, available to all of its sales customers.  The costs associated with these programs and an incentive to offer these programs are recovered through a monthly surcharge on customer bills. Oklahoma Natural Gas collects approximately $11.5 million each year from sales customers to fund the program, which provides appliance rebates, education and heating system check-ups to promote energy efficiency.

•
Rate Design for Residential Customers - Oklahoma Natural Gas is authorized to utilize a rate structure with two choices. Rate Choice “A” is designed for customers whose annual normalized volume is less than 50 Dth. The tariff for these customers contains both a fixed monthly service charge and a per Dth delivery fee. Although a portion of the net margin for customers in Rate Choice “A” is dependent on usage, these customers use relatively small quantities of natural gas and therefore the net margin that is dependent on usage is not significant. The fixed monthly residential customer charge for Oklahoma Natural Gas is $16.43, with a delivery fee of $4.1143 per Dth for Rate Choice “A” customers. Rate Choice “B” is designed for customers whose annual normalized volume is 50 Dth or greater. The tariff for these customers contains only a fixed monthly service charge of $33.57. At December 31, 2015, 71 percent of Oklahoma Natural Gas’ residential customers are on Rate Choice “B.”

•
Rate Design for Commercial and Industrial Customers - Oklahoma Natural Gas is authorized to utilize a rate structure with two different rate choices for its Small Commercial and Industrial, or SCI, customers. Rate Choice “A” is designed for SCI customers whose annual normalized volume is less than 40 Dth. The tariff for these customers contains both a fixed monthly service charge of $20.55 and a delivery fee of $4.5599 per Dth. Rate Choice “B” is designed for SCI customers whose annual normalized volume is 40 Dth or greater but less than 150 Dth. The tariff for these customers contains only a fixed monthly service charge of $35.75. All of Oklahoma Natural Gas’ Large Commercial and Industrial, or LCI, customers, whose annual volume is 150 Dth or greater, but less than 5,000 Dth, are on a fixed monthly service charge of $93.22. At December 31, 2015, 75 percent of Oklahoma Natural Gas’ commercial and industrial customers are on either SCI Rate Choice “B” or LCI.

•
Compressed Natural Gas Rebate Program - The CNG Rebate Program is designed to promote and support the CNG market in the state of Oklahoma by offering rebates to Oklahoma residents who purchase dedicated and bi-fueled natural gas vehicles or install residential CNG fueling stations. The rebates are funded by a $0.25 per gasoline gallon equivalent surcharge that Oklahoma Natural Gas is authorized to collect on fuel purchased from a CNG dispenser owned by Oklahoma Natural Gas. Collections from the surcharge to fund the program were not material in 2015.

For the year ended December 31, 2015, approximately 87 percent of Oklahoma Natural Gas’ net margin from its sales customers was recovered from fixed charges.

Kansas - Kansas Gas Service operates under a traditional regulatory framework, whereby periodic rate cases are filed with the KCC as needed to increase base rates to give Kansas Gas Service the opportunity to earn its authorized ROE. Other regulatory mechanisms in Kansas include the following:

•
COGR and ACA - These mechanisms allow Kansas Gas Service to recover the actual cost of the natural gas it sells to its customers. The COGR includes a monthly estimate of the cost Kansas Gas Service incurs in transporting, storing and purchasing natural gas supply for its sales customers, the ACA and other charges and credits. The ACA is an annual component of the COGR that compares the cost of gas recovered through the COGR for the preceding year with the actual natural gas supply costs and the fuel-related portion of bad debts for the same period. Any over- or under-recovery is reflected in the subsequent year’s COGR.

•
WNA Clause - This mechanism allows Kansas Gas Service to accrue the variation in net margin due to abnormal weather occurring from November through March. WNA is designed to reduce the delivery charge component of customers’ bills for the additional volumes used when the actual heating degree days exceed the normalized heating degree days and to increase the delivery charge component of customers’ bills for the reduction in volumes used when actual heating degrees days are less than the normal heating degree days. Once a year, the amount of the adjustment is determined and is then applied to customers’ bills over the subsequent 12-month period.

•
ATSR - This rider allows Kansas Gas Service to recover the difference each year between the property tax costs included in its base rates and its actual property tax costs incurred without having to file a rate case. The amount of the adjustment is determined annually and recovered over the subsequent 12 months as a change in the delivery-charge component of customers’ bills.

•
Pension and Other Postemployment Benefits Trackers - These trackers allow Kansas Gas Service to track and defer for recovery in its next rate case the difference between the pension and other postemployment benefit costs included in base rates and actual expense as determined in accordance with GAAP.

•
GSRS - This surcharge allows Kansas Gas Service to file for a rate adjustment providing a recovery of and return on qualifying infrastructure investments, such as expenditures necessary to meet state and federal pipeline safety requirements and government-required relocation projects incurred, each year between rate case filings. However, rate adjustment filings cannot increase a monthly charge more than $0.40 per residential customer over the most recent GSRS filing. After five annual filings, Kansas Gas Service is required to file a rate case or cease collection of the surcharge.

The fixed monthly residential customer charge for Kansas Gas Service is $15.35. For the year ended December 31, 2015, approximately 55 percent of Kansas Gas Service’s net margin from its sales customers was recovered from fixed charges. Kansas experiences the highest heating degree days of all of our service territories, which brings a level of stability to net margin even though a significant portion is based on usage.

Texas - Texas Gas Service has grouped its customers into 10 service areas. These service areas are further divided into the incorporated cities and the unincorporated areas, referred to as the environs. The incorporated cities in the service areas have original jurisdiction, with the RRC having appellate authority, and the RRC has original jurisdiction for the environs. Periodic rate cases are filed with the cities or the RRC, as needed, to give Texas Gas Service the opportunity to earn its authorized ROE. Other regulatory mechanisms and constructs in Texas include the following:

•
GRIP Statute - For the incorporated cities in three service areas and the environs for four service areas, comprising 44 percent of Texas Gas Service’s customers, Texas Gas Service makes an annual filing under the GRIP statute, which allows it to recover taxes and depreciation and to earn a return on the annual net increase in investment for the service area. After five annual GRIP filings, Texas Gas Service is required to file a full rate case. A full rate case may be filed at shorter intervals if desired by either Texas Gas Service or the regulator.

•
COSA Filings - In six service areas, comprising 17 percent of its customers, Texas Gas Service makes an annual COSA filing for the incorporated cities. COSA tariffs permit Texas Gas Service to recover return, taxes and depreciation on the annual increases in net investment, as well as annual increases or decreases in certain expenses and revenues. Five of the COSAs have a cap of 3.5 percent to 5 percent on all or a portion of the increase. A full rate case may be filed when desired by Texas Gas Service or the regulator, but is not required.

•
EPARR Filings - In the EPSA, comprising 35 percent of its customers, Texas Gas Service makes an annual rate review filing for the incorporated cities. The annual rate review tariff permits Texas Gas Service to recover return, taxes and depreciation on the annual increases in net investment, as well as annual increases or decreases in certain expenses and revenues. There is no cap on the amount of the increase, but the request is subject to review and possible adjustment by the regulator. Upon notice, a full rate case may be filed by Texas Gas Service or the regulator, but is not required. In November 2015, Texas Gas Service notified the cities in the EPSA that it would be filing a full rate case in 2016.

•
WNA Clause - Texas Gas Service employs WNA clauses in eight of its service areas, comprising 62 percent of its customers. In one of the service areas without WNA, which comprises 38 percent of its customers, Texas Gas Service recovers 88 percent of its delivery charge from fixed charges, making revenues in this service area less weather sensitive. WNA is designed to reduce the delivery charge component of customers’ bills for the additional volumes used when the actual heating degree days exceed the normalized heating degree days and to increase the margin component of customers’ bills for the reduction in volumes used when actual heating degree days are less than the normal heating degree days. The WNA is in effect from September through May.

•
COG Clause - In all service areas, Texas Gas Service recovers 100 percent of its gas costs, including interest on natural gas in storage and the natural gas cost component of bad debts, via a COG mechanism, subject to a limitation of 5 percent on lost-and-unaccounted-for natural gas. The COG is reconciled annually to compare the gas costs recovered through the COG with the actual natural gas supply costs. Any over- or under-recovery is refunded or recovered, as applicable, in the subsequent year.

•
Pension and Other Postemployment Benefits - Texas Gas Service is authorized by statute to defer pension and other postemployment benefit costs that exceed the amount recovered in base rates, and to seek recovery of the deferred costs in a future rate case.

•
Pipeline-Integrity Testing Riders - Texas Gas Service recovers approximately 90 percent of its pipeline-integrity testing expenses via riders, COSAs and the EPARR filing, with the remainder included in base rates.

•
Safety-Related Plant Replacements - Texas Gas Service is authorized by RRC rule to defer interest cost, taxes and depreciation expense on safety-related plant replacements from the time the replacements are in service until the plant is reflected in base rates, and to seek recovery of those accrued amounts in a future rate proceeding.

•
Energy Conservation Program - Texas Gas Service has an Energy Conservation Program in its Central Texas service area, comprising 34 percent of total customers. Texas Gas Service collects approximately $3 million per year from customers to fund the program, which provides energy audits, weatherization and appliance rebates to promote energy conservation.

The average fixed monthly residential customer charge for Texas Gas Service is $15.41, and for the year ended December 31, 2015, approximately 72 percent of Texas Gas Service’s net margin from its sales customers was recovered from fixed charges.

MARKET CONDITIONS AND SEASONALITY

Supply - We purchased 157 Bcf and 180 Bcf of natural gas supply in 2015 and 2014, respectively. The decrease in 2015 resulted primarily from lower supply requirements due to warmer temperatures as compared with 2014. Our natural gas supply portfolio consists of long-term, seasonal and short-term contracts from a diverse group of suppliers. We award these contracts through competitive-bidding processes to ensure reliable and competitively priced natural gas supply. We acquire our natural gas supply from natural gas processors, marketers and producers.

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

Natural gas supply requirements are affected by weather conditions. In addition, economic conditions impact the requirements of our commercial and industrial customers. Natural gas usage per residential customer may decline as customers change their consumption patterns in response to a variety of factors, including:

•	more volatile and higher natural gas prices;

•	customers’ improving the energy efficiency of existing homes by replacing doors and windows, adding insulation, and replacing appliances with more efficient appliances;

•	more energy-efficient construction; and

•	fuel switching from natural gas to electricity.

In each jurisdiction in which we operate, changes in customer-usage profiles are considered in the periodic redesign of our rates.

As of December 31, 2015, we had 50.4 Bcf of natural gas storage capacity under lease with remaining terms ranging from one to ten years and maximum allowable daily withdrawal capacity of approximately 1.3 Bcf. This storage capacity allows us to purchase natural gas during the off-peak season and store it for use in the winter periods. This storage is also needed to assure the reliability of gas deliveries during peak demands for natural gas. Approximately 25 percent of our winter natural gas supply needs for our sales customers is expected to be supplied from storage.

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

Seasonality - Natural gas sales to residential and commercial customers are seasonal, as a substantial portion of their natural gas requirements are for heating. Accordingly, the volume of natural gas sales is higher normally during the months of November through March than in other months of the year. The impact on our margins resulting from weather temperatures that are above or below normal is offset partially through our TAC and WNA mechanisms. See discussion above under “Regulatory Overview.”

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

The below table contains data related to the cost of our delivered gas relative to electricity based on current market conditions:

Natural Gas vs. Electricity	Oklahoma	Kansas	Texas

Average retail price of electricity / kWh(1)	10.09¢	12.31¢	11.67¢
Natural gas price equivalent of electricity / Dth(1)	$29.57	$36.08	$34.20
ONE Gas delivered cost of natural gas / Dth(2)	$9.29	$9.98	$10.39
Natural gas advantage ratio(3)	3.2x	3.6x	3.3x
(1) Source: United States Energy Information Agency, www.eia.gov, for the eleven-month period ended November 30, 2015.
(2) Represents the average delivered cost of natural gas to a residential customer, including the cost of the natural gas supplied, fixed customer charge, delivery charges and charges for riders, surcharges and other regulatory mechanisms associated with the services we provide, for the year ended December 31, 2015.
(3) Calculated as the ratio of the natural gas price equivalent per dekatherm of the average retail price of electricity per kilowatt hour to the ONE Gas delivered average cost of natural gas per dekatherm.

We are subject to competition from other pipelines for our large industrial and commercial customers, and this competition has and may continue to impact margins. Under our transportation tariffs, qualifying industrial and commercial customers are able to purchase their natural gas needs from the supplier of their choice and have us transport it for a fee. A portion of the transportation services that we provide are at negotiated rates that are below the maximum approved transportation tariff rates. Reduced-rate transportation service may be negotiated when a competitive pipeline is in close proximity or another viable energy option is available to the customer. Increased competition could potentially lower these rates.

Compressed Natural Gas (CNG) - In meeting increased interest in CNG for motor vehicle transportation, particularly from fleet operators, we have been developing an incremental source of transportation revenue by supplying natural gas to CNG fueling stations. The benefits of these programs are increased natural gas load, which could help mitigate future residential rate increases, enhanced competitive position and increased customer satisfaction. As of December 31, 2015, we supply 129 fueling stations, 30 of which we operate. Of the 99 remaining stations, we provide supply to 56 retail and 43 private CNG stations. We transported 2.3 million Dth to CNG stations in 2015, which represents an increase of 14 percent compared with 2014.

We will continue to support industry efforts to encourage development of more vehicle options by car and truck manufacturers, to support third-party investment in CNG fueling stations and to continue tax incentives for CNG. We continue to deploy a minimum amount of capital to connect CNG stations and allow the free market to build and operate the stations.

ENVIRONMENTAL AND SAFETY MATTERS

See Note 14 of the Notes to Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report for information regarding environmental and safety matters.

EMPLOYEES

We employed approximately 3,400 people at January 29, 2016, including approximately 700 people at Kansas Gas Service who are subject to collective bargaining agreements. The following table sets forth our contracts with collective bargaining units at February 1, 2016:

Union	Approximate Employees	Contract Expires
The United Steelworkers	400	October 28, 2016
International Brotherhood of Electrical Workers (IBEW)	300	June 30, 2017

EXECUTIVE OFFICERS OF THE REGISTRANT

All executive officers are elected annually by our Board of Directors and each serves until such person resigns, is removed or is otherwise disqualified to serve or until such officer’s successor is duly elected. Our executive officers listed below include the officers who have been designated by our Board of Directors as our Section 16 executive officers.

Name	Age*		Business Experience in Past Five Years
Pierce H. Norton II	55	2014 to present	President, Chief Executive Officer and Director
		2013 to 2014	Executive Vice President, Commercial, ONEOK and ONEOK Partners
		2012	Executive Vice President and Chief Operating Officer, ONEOK and ONEOK Partners
		2011	Chief Operating Officer, ONEOK
		2009 to 2011	President, ONEOK Distribution Companies, ONEOK
Curtis L. Dinan	48	2014 to present	Senior Vice President, Chief Financial Officer and Treasurer
		2011 to 2014	Senior Vice President, Natural Gas, ONEOK Partners
		2007 to 2011	Senior Vice President, Chief Financial Officer and Treasurer, ONEOK and ONEOK Partners
		2007 to 2011	Board of Directors, ONEOK Partners
Joseph L. McCormick	56	2014 to present	Senior Vice President, General Counsel and Assistant Secretary
		2008 to 2014	Vice President and Associate General Counsel, ONEOK and ONEOK Partners
Caron A. Lawhorn	54	2014 to present	Senior Vice President, Commercial
		2013 to 2014	Senior Vice President, Commercial, Natural Gas Distribution, ONEOK
		2011 to 2012	President, ONEOK Distribution Companies, ONEOK
		2009 to 2011	Senior Vice President, Corporate Planning and Development, ONEOK and ONEOK Partners
Robert S. McAnnally	52	2015 to present	Senior Vice President, Operations
		2012 to 2015	Senior Vice President, Marketing and Customer Service, Alabama Gas Corporation, a subsidiary of The Laclede Group, Inc.
		2009 to 2012	Vice President, External Affairs, Energen Corporation
Mark A. Bender	51	2015 to present	Senior Vice President, Administration and Chief Information Officer
		2014 to 2015	Vice President and Chief Information Officer
		2012 to 2014	Vice President of Information Technology Operations, Chesapeake Energy Corporation
		2010 to 2012	Chief Information Officer, Oral Roberts University
* As of January 1, 2016

No family relationship exists between any of the executive officers, nor is there any arrangement or understanding between any executive officer and any other person pursuant to which the officer was selected.

INFORMATION AVAILABLE ON OUR WEBSITE

We make available, free of charge, on our website (www.onegas.com) copies of our Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 15

(d) of the Exchange Act and reports of holdings of our securities filed by our officers and directors under Section 16 of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.  Copies of our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Certificate of Incorporation, bylaws and the written charters of our Audit Committee, Executive Compensation Committee, Corporate Governance Committee and Executive Committee are also available on our website, and we will provide copies of these documents upon request.  Our website and any contents thereof are not incorporated by reference into this report.

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

In addition to regulation by other governmental authorities, we are subject to regulation by the OCC, KCC, RRC and various municipalities in Texas. These authorities set the rates that we charge our customers for our services. There can be no assurance that we will be able to obtain rate increases or that our authorized rates of return will continue at the current levels. We monitor and compare the rates of return we achieve with our allowed rates of return and initiate general and specific rate proceedings as needed. If a regulatory agency were to prohibit us from setting rates that allow for the timely recovery of our costs and a reasonable return by significantly lowering our allowed return or adversely altering our cost allocation, rate design or other tariff provisions, modifying or eliminating cost trackers, prohibiting recovery of regulatory assets or disallowing portions of our expenses, then our earnings could be impacted adversely. Regulatory proceedings also involve a risk of rate reduction, because once a proceeding has been filed, it is subject to challenge by various interveners.

Further, accounting principles that govern our company permit certain assets that result from the regulatory process to be recorded on our Balance Sheets that could not be recorded under GAAP for nonregulated entities. We consider factors such as rate orders from regulators, previous rate orders for substantially similar costs, written approval from the regulators and analysis of recoverability by internal and external legal counsel to determine the probability of future recovery of these assets. If we determine future recovery is no longer probable, we would be required to write off the regulatory assets at that time, which would also adversely affect our results of operations and cash flows. Regulatory authorities also review whether our natural gas costs are prudent and can adjust the amount of our natural gas costs that we pass through to our customers. If any of our natural gas costs were disallowed, our results of operations and cash flows would also be affected adversely.

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

We are subject to comprehensive regulation by several state and municipal utility regulatory agencies, which significantly influences our operating environment and our ability to recover our costs from utility customers. The utility regulatory authorities in Oklahoma, Kansas and Texas regulate many aspects of our utility operations, including organization, safety, financing, affiliate transactions, customer service and the terms of service to customers, including the rates that we can charge customers. The profitability of our operations is dependent on our ability to pass through costs related to providing natural gas to our customers by filing periodic rate cases. The regulatory environment applicable to our operations could impair our ability to recover costs historically absorbed by our customers.

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

We are involved in legal or administrative proceedings before various courts and governmental bodies that could adversely affect our financial condition, results of operations and cash flows.

In the normal course of business, we are involved in legal or administrative proceedings before various courts and governmental bodies with respect to general claims, rates, environmental issues, gas cost prudence reviews and other matters. Adverse decisions regarding these matters, to the extent they require us to make payments in excess of amounts provided for in our financial statements, or to the extent they are not covered by insurance, could adversely affect our financial condition, results of operations and cash flows.

Unfavorable economic and market conditions could adversely affect our earnings.

Weakening economic activity in our markets could result in a loss of existing customers, fewer new customers, especially in newly constructed homes and other buildings, or a decline in energy consumption, any of which could adversely affect our revenues or restrict our future growth. It may become more difficult for customers to pay their natural gas bills, leading to slow collections and higher-than-normal levels of accounts receivable, which in turn could increase our financing requirements and bad debt expense. The foregoing could adversely affect our business, financial condition, results of operations and cash flows.

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

Further, the volatility of natural gas prices may impact adversely our customers’ perception of natural gas. Natural gas costs are passed through to the customers of our LDCs based on the actual cost of the natural gas purchased by the particular LDC. Substantial fluctuations in natural gas prices can occur from year to year and sustained periods of high natural gas prices or of pronounced natural gas price volatility may lead to customers selecting other energy alternatives, such as electricity, and to increased scrutiny of the prudency of our natural gas procurement strategies and practices by our regulators. It may also cause new home developers, builders and new customers to select alternative sources of energy. Additionally, high natural gas prices may cause customers to conserve more and may also impact adversely our accounts receivable collections, resulting in higher bad debt expense. The occurrence of any of the foregoing could adversely affect our business, financial condition, results of operations and cash flows, as well as our future growth opportunities.

In addition, customer demand for natural gas may decrease due to technological advancements that increase the efficiency of and decrease energy consumption of appliances and equipment powered by natural gas.

Our risk-management policies and procedures may not be effective, and employees may violate our risk-management policies.

We have implemented a set of policies and procedures that involve both our senior management and the Audit Committee of our Board of Directors to assist us in managing risks associated with our business. These risk-management policies and procedures are intended to align strategies, processes, people, information technology and business knowledge so that risk is managed throughout the organization. However, as conditions change and become more complex, current risk measures may fail to assess adequately the relevant risk due to changes in the market and the presence of risks previously unknown to us. Additionally, if employees fail to adhere to our policies and procedures or if our policies and procedures are not effective, potentially because of future conditions or risks outside of our control, we may be exposed to greater risk than we had intended. Ineffective risk-management policies and procedures or violation of risk-management policies and procedures could have an adverse effect on our earnings, financial condition and cash flows.

Our business is subject to competition that could adversely affect our results of operations.

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

Consumer or government-mandated conservation efforts, higher natural gas costs or decreases in the price of other energy sources also may encourage decreases in natural gas consumption and allow competition from alternative energy sources for applications that have traditionally used natural gas, encouraging some customers to move away from natural gas-fired equipment to equipment fueled by other energy sources. Competition between natural gas and other forms of energy is also based on efficiency, performance, reliability, safety and other nonprice factors. Technological improvements in other energy sources and events that impair the public perception of the nonprice attributes of natural gas could erode our competitive advantage. These factors in turn could decrease the demand for natural gas, impair our ability to attract new customers, and cause existing customers to switch to other forms of energy or to bypass our systems in favor of alternative competitive sources. This could result in slow or no customer growth and could cause customers to reduce or cease using our product, thereby reducing our ability to make capital expenditures and otherwise grow our business and affecting adversely our financial condition, results of operations and cash flows.

Our business activities are concentrated in three states.

We provide natural gas distribution services to customers in Oklahoma, Kansas and Texas. Changes in the regional economies, politics, regulations and weather patterns of these states could impact adversely the growth opportunities available to us and the usage patterns and financial condition of our customers. This could adversely affect our financial condition, results of operations and cash flows.

The availability of adequate natural gas pipeline transportation and storage capacity and natural gas supply may decrease and impair our ability to meet customers’ natural gas requirements and reduce our earnings.

In order to meet customers’ natural gas demands, we must obtain sufficient natural gas supplies, pipeline transportation and storage capacity from third parties. If we are unable to obtain these, our ability to meet our customers’ natural gas requirements could be impaired and our financial condition and results of operations may be impacted adversely. A significant disruption to or reduction in natural gas supply, pipeline capacity or storage capacity due to events including, but not limited to, operational failures or disruptions, hurricanes, tornadoes, floods, freeze off of natural gas wells, terrorist or cyber-attacks or other acts of war, or legislative or regulatory actions, could reduce our normal supply of natural gas and thereby reduce our earnings.

A downgrade in our credit ratings could adversely affect our cost of and ability to access capital.

Our ability to obtain adequate and cost-effective financing depends in part on our credit ratings. A reduction in our ratings by our rating agencies could adversely affect our costs of borrowing and/or access to sources of liquidity and capital. Such a downgrade could further limit our access to public and private credit markets and increase the costs of borrowing under available credit lines. Should our credit ratings be downgraded, it could limit our ability to obtain additional financing in the future for working capital, capital expenditures and acquisitions. An increase in borrowing costs without the ability to recover these higher costs in the rates charged to our customers could adversely affect our results of operations and cash flows by limiting our ability to earn our allowed rate of return.

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

We are subject to strict regulations at many of our facilities regarding employee safety, and failure to comply with these regulations could adversely affect our financial results.

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

We are subject to environmental regulations, which could adversely affect our operations or financial results.

We are subject to laws, regulations and other legal requirements enacted or adopted by federal, state and local governmental authorities relating to environmental and health and safety matters, including those legal requirements that govern discharges of substances into the air and water, the management and disposal of hazardous substances and waste, the clean-up of contaminated sites, groundwater quality and availability, plant and wildlife protection, as well as work practices related to employee health and safety. Environmental legislation also requires that our facilities, sites and other properties associated with our operations be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. The failure to comply with these laws, regulations and other requirements, or the discovery of presently unknown environmental conditions, could expose us to civil or criminal liability, enforcement actions and regulatory fines and penalties and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We also own or retain liability for certain environmental conditions at 12 former manufactured natural gas sites in Kansas, and expenses related to these sites could adversely affect our business, results of operations and cash flows. A number of environmental issues may exist with respect to manufactured gas plants.  With the trend toward stricter standards, greater regulation and more extensive permit requirements for the types of assets operated by us that are subject to environmental regulation, our environmental expenditures could increase in the future, and such expenditures may not be fully covered by insurance or recoverable in rates from our customers, which could adversely affect our financial condition, results of operations and cash flows.

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

The federal and/or state governments may enact legislation or regulations that attempt to control or limit the causes of climate change, including greenhouse gas emissions, such as carbon dioxide. Such laws or regulations could impose costs tied to carbon emissions, operational requirements or restrictions, or additional charges to fund energy efficiency activities. They could also provide a cost advantage to alternative energy sources, impose costs or restrictions on end users of natural gas, or result in other costs or requirements, such as costs associated with the adoption of new infrastructure and technology to respond to new mandates. The focus on climate change could impact adversely the reputation of fossil fuel products or services. The occurrence of the foregoing events could put upward pressure on the cost of natural gas relative to other energy sources, increase our costs and the prices we charge to customers, reduce the demand for natural gas or cause fuel switching to other energy sources, and impact the competitive position of natural gas and the ability to serve new or existing customers, affecting adversely our business, results of operations and cash flows.

We are subject to physical and financial risks associated with climate change.

There is a growing belief that emissions of greenhouse gases may be linked to global climate change. Climate change creates physical and financial risk. Our customers’ energy needs vary with weather conditions, primarily temperature and humidity. For residential customers, heating and cooling represent their largest energy use. To the extent weather conditions may be affected by climate change, customers’ energy use could increase or decrease depending on the duration and magnitude of any changes. A decrease in energy use due to weather changes may affect our financial condition through decreased revenues and cash flows. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions. Weather conditions outside of our operating territory could also have an impact on our revenues and cash flows by affecting natural gas prices. Severe weather impacts our operating territories primarily through thunderstorms, tornados and snow or ice storms. To the extent the frequency of extreme weather events increases, this could increase our cost of providing service. We may not be able to pass on the higher costs to our customers or recover all the costs related to mitigating these physical risks. To the extent financial markets view climate change and emissions of greenhouse gases as a financial risk, this could adversely affect our ability to access capital markets or cause us to receive less favorable terms and conditions in future financings. Our business could be affected by the potential for lawsuits related to or against greenhouse gas emitters based on the claimed connection between greenhouse gas emissions and climate change, which could impact adversely our business, results of operations and cash flows.

Demand for natural gas is highly weather sensitive and seasonal, and weather conditions may cause our earnings to vary from year to year.

Our earnings can vary from year to year, depending in part on weather conditions, which directly influence the volume of natural gas delivered to customers. Natural gas sales to residential and commercial customers are seasonal, as a substantial portion of their natural gas requirements are for heating during the winter months. Warmer-than-normal weather can reduce our utility margins as customer consumption declines. We have implemented weather normalization mechanisms for our sales to customers in Oklahoma, Kansas and portions of Texas, which are designed to limit our earnings sensitivity to weather. Weather normalization mechanisms allow us to increase customer billings to offset lower natural gas usage when weather is warmer than normal and decrease customer billings to offset higher natural gas usage when weather is colder than normal. If our rates and tariffs are modified to curtail such weather protection programs, then we would be exposed to additional risk associated with weather. As a result of occurrences of the foregoing, our results of operations and cash flows could vary and be impacted adversely.

We may not be able to complete necessary or desirable expansion or infrastructure development projects, which may delay or prevent us from serving our customers or expanding our business.

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

As part of our strategic objectives, we may pursue acquisitions to complement or expand our business, as well as divestures and other strategic opportunities. We may not be able to successfully negotiate, finance or receive regulatory approval for future acquisitions or integrate the acquired businesses with our existing business and services. These efforts may also distract our management and employees from day-to-day operations and require substantial commitments of time and resources. Future acquisitions could result in potentially dilutive issuances of equity securities, a decrease in our liquidity as a result of our using a significant portion of our available cash or borrowing capacity to finance the acquisition, the incurrence of debt, contingent liabilities and amortization expenses and substantial goodwill. The effects of these strategic decisions may have long-term implications that are not likely to be known to us in the short-term. Changing political climates and public attitudes may adversely affect the ongoing acceptability of strategic decisions that have been made (and, in some cases, previously approved by regulators) to the detriment of the company. We may be affected materially and adversely if we are unable to integrate successfully businesses that we acquire.

An impairment of goodwill and long-lived assets could reduce our earnings.

At December 31, 2015, we had approximately $158 million of goodwill recorded on our balance sheet. Goodwill is recorded when the purchase price of a business exceeds the fair market value of the tangible and separately measurable intangible net assets. GAAP requires us to test goodwill for impairment on an annual basis or when events or circumstances occur indicating that goodwill might be impaired. Long-lived assets with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we determine that impairment is indicated, we would be required to take an immediate noncash charge to earnings with a correlative effect on our equity and balance sheet leverage as measured by debt to total capitalization, which could impact adversely our financial condition and results of operations.

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

Changes in federal and state fiscal, tax and monetary policy may result in increased taxes, interest rates, and inflationary pressures on the costs of goods, services and labor. This could increase our expenses and capital spending and decrease our cash flows if we are not able to recover or recover timely such increased costs from our customers. This series of events may increase our rates to customers and thus may impact adversely customer billings and customer growth. Changes in tax rules could adversely affect our cash flows. Any of these events may cause us to increase debt, conserve cash, adversely affect our ability to make capital expenditures to grow the business or other discretionary uses of cash, and could adversely affect our cash flows.

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

The terms of our debt agreements contain cross-default provisions, which provide that we will be in default under such agreements in the event of certain defaults under other debt agreements. Accordingly, should an event of default occur under any of those agreements, we would face the prospect of being in default under all of our debt agreements, obliged in such instance to satisfy all of our outstanding indebtedness simultaneously. In such an event, we may not be able to obtain alternative financing or, if we are able to obtain such financing, we may not be able to obtain it on terms acceptable to us, which would adversely affect our ability to implement our business plan, have flexibility in planning for, or reacting to, changes in our business, make capital expenditures and finance our operations.

The cost of providing pension and other postemployment health care benefits to eligible employees and qualified retirees is subject to changes in pension fund values and changing demographics and may increase. In addition, the passage of the Patient Protection and Affordable Care Act in 2010 could increase the cost of health care benefits for our employees. Further, the costs to us of providing such benefits and related funding requirements are subject to the continued and timely recovery of such costs through our rates.

We have defined benefit pension plans and other postemployment welfare plans for certain employees. Our defined benefit and other postemployment welfare plans are closed to new participants. Our other postemployment welfare plans only subsidize costs for providing postemployment medical benefits. The cost of providing these benefits to eligible current and former employees is subject to changes in the market value of our pension and other postemployment benefit plan assets, changing demographics, including longer life expectancy of plan participants and their beneficiaries, and changes in health care costs.

Any sustained declines in equity markets and reductions in bond values may have a material adverse effect on the value of our pension and other postemployment benefit plan assets. In these circumstances, additional cash contributions to our pension and other postemployment benefit plans may be required, which could have a material adverse impact on our financial condition and cash flows.

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

We are subject to all of the risks and hazards typically associated with the natural gas distribution business. Operating risks include, but are not limited to, leaks, pipeline ruptures and the breakdown or failure of equipment or processes. Other operational hazards and unforeseen interruptions include adverse weather conditions, accidents, explosions, fires, the collision of equipment with our pipeline facilities (for example, this may occur if a third-party were to perform excavation or construction work near our facilities) and catastrophic events, such as tornados, hurricanes, earthquakes, floods or other similar events beyond our control. It is also possible that our facilities could be direct targets or indirect casualties of an act of terrorism, including cyber attacks. A casualty occurrence might result in injury or loss of life, extensive property damage or environmental damage caused to or by employees, customers, contractors, vendors and other third parties. The location of pipeline facilities near populated areas, including residential areas, commercial business centers and industrial gathering places, could increase the level of damages resulting from these risks. Liabilities incurred and interruptions to the operations of our pipelines or other facilities caused by such an event could reduce revenues generated by us and increase expenses, which could have a material adverse effect on our financial condition, results of operations and cash flows. Additionally, our regulators may not allow us to recover part or all of the increased cost related to the foregoing events from our customers, which would adversely affect our earnings and cash flows.

Unanticipated events or a combination of events, failure in resources needed to respond to events, or slow or inadequate response to events may have an adverse impact on our financial condition, results of operations and cash flows.

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

A failure in our operational systems or cyber security attacks on any of our facilities, or those of third parties, may adversely affect our financial results.

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

Due to increased technology advances, we have become more reliant on technology to help increase efficiency in our business. We use computer programs to help run our financial and operations organizations, including an enterprise resource planning system that integrates data and reporting activities across our company. The use of technological programs, systems and tools may subject our business to increased risks. Any future cyber security attacks that affect our distribution facilities, our customers, our suppliers and third party service providers or any financial data could have a material adverse effect on our businesses. In addition, cyber attacks on our company, customer and employee data may result in a financial loss and may impact adversely our reputation. Third-party systems on which we rely could also suffer operational system failure.

The foregoing events could adversely affect our business reputation, diminish customer confidence, disrupt operations, subject us to financial liability or increased regulation, increase our costs and expose us to material legal claims and liability, and our business, financial condition and results of operations could be affected adversely.

Our business could be affected adversely by strikes or work stoppages by our unionized employees.

At February 1, 2016, approximately 700 of our estimated 3,400 employees were represented by collective-bargaining units under collective-bargaining agreements. We are involved periodically in discussions with collective-bargaining units representing some of our employees to negotiate or renegotiate labor agreements. We cannot predict the results of these negotiations, including whether any failure to reach new agreements will have a negative effect on our business, financial condition and results of operations or whether we will be able to reach any agreement with the collective-bargaining units. Any failure to reach agreement on new labor contracts might result in a work stoppage. Any future work stoppage could, depending on the operations and the length of the work stoppage, have a material adverse effect on our financial condition and results of operations.

A shortage of skilled labor may make it difficult for us to maintain labor productivity and competitive costs, which could adversely affect operations and cash flows. Further, we may be unable to attract and retain professional and technical employees, which could impact adversely our earnings.

Our operations require skilled and experienced workers with proficiency in multiple tasks. In recent years, a shortage of workers trained in various skills associated with the natural gas distribution business has caused us to conduct certain operations without full staff, thus hiring outside resources, which may decrease productivity and increase costs. This shortage of trained workers is the result of experienced workers reaching retirement age and increased competition for workers in certain areas, combined with the difficulty of attracting new workers to the natural gas distribution industry. This shortage of skilled labor could continue over an extended period. If the shortage of experienced labor continues or worsens, it could have an adverse impact on labor productivity and costs and our ability to meet the needs of our customers in the event there is an increase in the demand for our products and services, which could adversely affect our business and cash flows.

Our ability to implement our business strategy and serve our customers is dependent upon our ability to employ talented professionals and attract and retain a skilled, high-performing workforce. We are subject to the risk that we will not be able to effectively replace or transfer the knowledge and expertise of retiring employees. Without a skilled workforce, our ability to provide quality service to our customers and meet our regulatory requirements will be challenged, and this could impact adversely our business, financial condition, results of operations and cash flows.

Changes in accounting standards may impact adversely our financial condition and results of operations.

The SEC is considering whether issuers in the United States should be required to prepare financial statements in accordance with IFRS instead of the current GAAP. IFRS is a comprehensive set of accounting standards promulgated by the International Accounting Standards Board, which are currently in effect for most other countries in the world. Unlike GAAP, IFRS does not provide currently an industry accounting standard for rate-regulated activities. As such, if IFRS were adopted in its current state, we may be precluded from applying certain regulatory accounting principles, including the recognition of certain regulatory assets and regulatory liabilities. The potential issues associated with rate-regulated accounting, along with other potential changes associated with the adoption of IFRS, may impact adversely our reported financial condition and results of operations should adoption of IFRS be required.

Additionally, we are subject to additional changes in GAAP, SEC regulations and other interpretations of financial reporting requirements for public utilities. We neither have control over the impact these changes may have on our financial condition or results of operations nor the timing of such changes.

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

Some of our debt, including borrowings under our ONE Gas Credit Agreement and our commercial paper program, is based on variable rates of interest, which could result in higher interest expenses in the event of an increase in interest rates.

In the future, we could be exposed to fluctuations in variable interest rates. This increases our exposure to fluctuations in market interest rates. Amounts borrowed under the ONE Gas Credit Agreement and commercial paper program are based on variable rates of interest. If these rates rise, the interest rate on this debt will also increase. Therefore, an increase in these rates may increase our interest payment obligations and have a negative effect on our cash flows and financial position.

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

We believe these provisions protect our shareholders from coercive or otherwise potentially unfair takeover tactics by requiring potential acquirers to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal. These provisions are not intended to make our company immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some shareholders and could delay or prevent an acquisition that our board of directors determines is not in the best interests of our company and our shareholders.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The following table sets forth the approximate number of service lines, pipeline and other natural gas distribution properties as of December 31, 2015:

Properties (miles)	OK	KS	TX	Total
Distribution	18,300	12,000	10,100	40,400
Transmission	700	1,500	800	3,000
Total properties	19,000	13,500	10,900	43,400

We lease approximately 0.5 million square feet of office space and other facilities for our operations. In addition, we have 50.4 Bcf of natural gas storage capacity under lease, with maximum allowable daily withdrawal capacity of approximately 1.3 Bcf/d.

ITEM 3.    LEGAL PROCEEDINGS

See Note 14 of the Notes to Financial Statements in this Annual Report for information regarding legal proceedings.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION, HOLDERS AND DIVIDENDS

Our common stock is listed on the NYSE under the trading symbol “OGS.”  The following table sets forth the high and low closing prices of our common stock for the period indicated:

	Year Ended
	December 31, 2015
	High	Low	Dividends
First Quarter	$46.11	$39.38	$0.30
Second Quarter	$44.33	$41.41	$0.30
Third Quarter	$45.56	$41.70	$0.30
Fourth Quarter	$51.34	$45.18	$0.30

	Year Ended
	December 31, 2014*
	High	Low	Dividends
First Quarter	$35.80	$31.53	$—
Second Quarter	$37.98	$34.25	$0.28
Third Quarter	$37.77	$34.00	$0.28
Fourth Quarter	$44.19	$34.03	$0.28
*Our common stock began regular-way trading on February 3, 2014.

At February 5, 2016, there were 14,944 registered shareholders of the Company’s common stock.

In January 2016, we declared a dividend of $0.35 per share ($1.40 per share on an annualized basis), payable on March 11, 2016, to shareholders of record as of February 26, 2016.

Employee Stock Award Program

Under the Employee Stock Award Program, we have issued, for no monetary consideration, one share of our common stock to all eligible employees when the per-share closing price of our common stock on the NYSE closes for the first time at or above each $1.00 increment above $34. Shares issued to employees under this program during 2015 totaled 23,506, and compensation expense related to the Employee Stock Award Program was $1.1 million.

The total number of shares of our common stock authorized for issuance under this program is 125,000.  The shares issued under this program have not been registered under the Securities Act, in reliance upon the position taken by the SEC (see Release No. 6188, dated February 1, 1980) that the issuance of shares to employees pursuant to a program of this kind does not require registration under the Securities Act.  See Note 11 of the Notes to Financial Statements in this Annual Report for additional information.

Performance Graph

The following performance graph compares the performance of our common stock with the S&P MidCap 400 Index, the Dow Jones Industrial Average and a ONE Gas Peer Group during the period beginning February 3, 2014, and ending on December 31, 2015. February 3, 2014 was the first day of “regular way” trading for ONE Gas on the NYSE. This graph assumes a $100 investment in our common stock and in each of the indices at the beginning of the period and a reinvestment of dividends paid on such investments throughout the period.

	Cumulative Total Return
	As of Each Quarter Ending
	3/31/2014	6/30/2014	9/30/2014	12/31/2014	3/31/2015	6/30/2015	9/30/2015	12/31/2015
ONE Gas, Inc.	$106.84	$113.12	$103.41	$125.39	$132.43	$131.32	$140.81	$156.83
S&P MidCap 400 Utilities Index	$107.49	$115.89	$105.54	$118.29	$112.20	$104.63	$107.00	$111.26
S&P MidCap 400 Index	$109.21	$113.93	$109.38	$116.32	$122.50	$121.19	$110.89	$113.78
Dow Jones Industrial Average	$107.54	$110.59	$112.66	$118.52	$118.91	$118.56	$110.28	$118.77
ONE Gas Peer Group[1]	$107.04	$116.31	$107.44	$127.05	$123.53	$114.69	$126.30	$137.63
[1] The ONE Gas peer group used in this graph is the same peer group that will be used in determining our level of performance under our 2015 performance units at the end of the three-year performance period and is comprised of the following companies: AGL Resources Inc.; Atmos Energy Corporation; Avista Corporation; The Laclede Group, Inc.; New Jersey Resources Corporation; Northwest Natural Gas Company; Piedmont Natural Gas Company, Inc.; Questar Corporation; South Jersey Industries, Inc.; Southwest Gas Corp.; Vectren Corporation and WGL Holdings, Inc.

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for each of the periods indicated:

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(Millions of dollars except per share data)
Revenues	$1,547.7	$1,818.9	$1,690.0	$1,376.6	$1,621.3
Net margin	$841.7	$827.0	$813.0	$756.4	$751.8
Operating income	$239.1	$225.3	$220.3	$215.7	$199.7
Net income	$119.0	$109.8	$99.2	$96.5	$86.8
Total assets	$4,644.4	$4,649.2	$3,846.5	$3,491.3	$3,285.5
Long-term line of credit with ONEOK	$—	$—	$1,027.6	$1,027.6	$912.4
Long-term debt, including current maturities	$1,201.3	$1,201.3	$1.3	$1.5	$1.9
Basic earnings per share	$2.26	$2.10	$1.90	$1.84	$1.66
Diluted earnings per share	$2.24	$2.07	$1.90	$1.84	$1.66
Dividends declared per common share	$1.20	$0.84	—	—	—

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

EXECUTIVE SUMMARY

We are a 100 percent regulated natural gas distribution company. As such, our regulators determine the rates we are allowed to charge for our service based on our revenue requirements needed to achieve our authorized rates of return. We earn revenues from the delivery of natural gas, but do not earn a profit on the natural gas that we deliver, as those costs are passed through to our customers at cost. The primary components of our revenue requirements are the amount of capital invested in our business, which is also known as rate base, our allowed rate of return on our capital investments and our recoverable operating expenses, including depreciation and income taxes. Our rates have both a fixed and a variable component, with approximately 73 percent and 71 percent of our natural gas sales net margin in 2015 and 2014, respectively, derived from fixed monthly charges to our customers. The variable component of our rates is dependent on the consumption of natural gas, which is impacted primarily by the weather and, to a lesser extent, economic activity. While we have weather normalization mechanisms in most jurisdictions that adjust customers’ bills when the actual heating degree days differ from normalized heating degree days, these mechanisms are in place for only a portion of the year and do not offset all fluctuations in usage resulting from weather variability. Accordingly, the weather can have either a positive or negative impact on our financial performance.

Our financial performance, therefore, is contingent on a number of factors, including: (1) regulatory outcomes, which determine the returns we are authorized to earn and the rates we are allowed to charge for our service; (2) the consumption of natural gas, which impacts the amount of our net margin derived from the variable component of our rates; (3) our operating performance, which impacts our operating expenses; and (4) the perceived value of natural gas relative to other energy sources, particularly electricity, which influences our customers’ choice of natural gas to provide a portion of their energy needs.

We are subject to regulatory requirements for pipeline integrity and environmental compliance. These requirements impact our operating expenses and the level of capital expenditures required for compliance. Historically, our regulators have allowed recovery of these expenditures. However, because integrity and environmental regulation is changing constantly, our capital and operating expenditures to comply will change, as well.  Although we believe our regulators will continue to allow recovery of such expenditures in the future, we will continue to make these expenditures with no assurance about if, or over what period, we will be permitted to recover them.

RECENT DEVELOPMENTS

In January 2016, a dividend of $0.35 per share ($1.40 per share on an annualized basis) was declared for shareholders of record on February 26, 2016, payable March 11, 2016.

REGULATORY ACTIVITIES

Oklahoma - In July 2015, Oklahoma Natural Gas filed a request with the OCC for an increase in base rates, reflecting system investments and operating costs necessary to maintain the safety and reliability of its natural gas distribution system. In January 2016, the OCC approved a joint stipulation and settlement agreement reached in November 2015 to allow an increase in revenue of $29,995,000. We also recorded a regulatory asset of $2.4 million to recover certain information technology costs incurred as a result of our separation from ONEOK in 2014, which will be recovered over four years. The agreement set Oklahoma Natural Gas’ authorized return on equity at 9.5 percent, which represents the midpoint of the allowed range of 9.0 to 10.0 percent and a rate base of approximately $1.2 billion. The agreement includes the continuation, with certain modifications, of the Performance Based Rate Change tariff that was established in 2009.

In March 2015, Oklahoma Natural Gas filed its energy-efficiency program true-up application for its 2014 program year, requesting a utility incentive of $1.2 million. In July 2015, the Public Utility Division of the OCC and all other parties entered into a joint stipulation approving the filing. A hearing on merits was held in July 2015, with the Administrative Law Judge recommending the approval of the joint stipulation. The joint stipulation was approved by the OCC in December 2015.

Oklahoma Natural Gas filed a PBRC application in March 2014. In June 2014, a joint stipulation and settlement agreement associated with our PBRC filing was reached and contained an increase in base rates of approximately $13.7 million, and an energy-efficiency program true-up and a utility incentive adjustment of $0.9 million. In August 2014, the settlement was approved by the OCC.

Kansas - Kansas Gas Service is expected to file a rate case in 2016 based on a 2015 test year, with new rates effective January 2017.

In August 2015, Kansas Gas Service submitted an application to the KCC requesting an increase of approximately $2.4 million related to its GSRS. GSRS is a capital-recovery mechanism that allows for rate adjustment, providing recovery of and a return on incremental safety-related and government-mandated capital investments made between rate cases. In November 2015, the KCC approved the $2.4 million increase effective December 2015.

In August 2014, Kansas Gas Service submitted an application to the KCC requesting an increase in rates of approximately $3.5 million related to its GSRS. In November 2014, the KCC approved an increase of $3.5 million, which became effective on December 2014.

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

•
The level of pension and other postemployment benefit costs used to calculate Kansas Gas Service’s Pension and Other Postemployment Benefit Trackers was adjusted to $13.6 million from $16.6 million, with a corresponding reduction to revenues; and

•
A one-time contribution to 501(c)(3) organizations of $1.2 million to provide financial assistance for weatherization of housing for low income natural gas customers of Kansas Gas Service that was accrued in the fourth quarter of 2013.

The agreement authorized the transfer of ONEOK’s existing Kansas natural gas distribution assets, certificates of convenience and necessity, franchises and tariffs to us.

Texas - In December 2015, Texas Gas Service filed a rate case requesting an increase in revenues of $3.1 million for its Galveston and South Jefferson County service areas.  Texas Gas Service filed this rate case directly with the incorporated cities, and the RRC for the unincorporated areas. If approved by the cities and the RRC, the new rates will become effective in June 2016.

In March 2014, Texas Gas Service and the City of El Paso agreed to enter into an annual rate review mechanism called the EPARR. The EPARR provides for a streamlined review of Texas Gas Service’s revenue requirement on an annual basis, and is in lieu of a filing under the GRIP statute. Texas Gas Service continued to file under the GRIP statute for other incorporated cities in the EPSA until early 2015, when the other incorporated cities in the EPSA adopted the EPARR mechanism. GRIP is a capital-recovery mechanism that allows for a rate adjustment providing recovery of and a return on incremental capital investments made between rate cases.

In March 2015, Texas Gas Service filed under the EPARR, requesting an increase in revenues of $9.4 million in the City of El Paso and surrounding incorporated cities in the EPSA. The filing included a request to include a payroll adjustment which would increase revenues by an additional $1.8 million, for a total increase in revenues of $11.2 million.  In August 2015, Texas Gas Service and the incorporated cities in the EPSA reached an agreement on a rate increase of $8.0 million to take effect in August 2015. In April 2015, Texas Gas Service filed with the RRC under the GRIP statute, requesting an increase of $0.4 million in revenues for the unincorporated areas of the EPSA. The RRC approved the filing in July 2015. In November 2015, Texas Gas Service notified the EPSA that it would be filing a full rate case in lieu of the EPARR in 2016.

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

In the normal course of business, Texas Gas Service has filed rate cases and sought GRIP and cost-of-service adjustments in various other Texas jurisdictions to address investments in rate base and changes in expense. Annual rate increases totaling $4.8 million, $4.0 million and $4.2 million associated with these filings were approved in 2015, 2014 and 2013, respectively.

Texas Gas Service expects to file a rate case in the Central Texas jurisdiction, which includes the city of Austin, in 2016.

General - Certain costs to be recovered through the ratemaking process have been capitalized as regulatory assets. Should recovery cease due to regulatory actions, certain of these assets may no longer meet the criteria for recognition and accordingly, a writeoff of regulatory assets and stranded costs may be required. In 2013, as part of the KCC settlement for the separation of our Kansas Gas Service assets from ONEOK, we expensed $10.2 million for the remaining balance of certain costs associated with ONEOK’s acquisition of Kansas Gas Service in 1997. There were no writeoffs of regulatory assets resulting from the failure to meet the criteria for capitalization during 2015 and 2014.

Selected Financial Results - The following table sets forth certain selected financial results for our operations for the periods indicated:

				Variances		Variances
	Years Ended December 31,			2015 vs. 2014		2014 vs. 2013
Financial Results	2015	2014	2013	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars, except percentages)
Natural gas sales	$1,417.9	$1,680.1	$1,558.5	$(262.2)	(16)%	$121.6	8%
Transportation revenues	98.8	102.3	98.7	(3.5)	(3)%	3.6	4%
Cost of natural gas	706.0	991.9	876.9	(285.9)	(29)%	115.0	13%
Net margin, excluding other revenues	810.7	790.5	780.3	20.2	3%	10.2	1%
Other revenues	31.0	36.5	32.7	(5.5)	(15)%	3.8	12%
Net margin	841.7	827.0	813.0	14.7	2%	14.0	2%
Operating costs	469.6	476.0	447.9	(6.4)	(1)%	28.1	6%
Depreciation and amortization	133.0	125.7	144.8	7.3	6%	(19.1)	(13)%
Operating income	$239.1	$225.3	$220.3	$13.8	6%	$5.0	2%
Capital expenditures	$294.3	$297.1	$292.1	$(2.8)	(1)%	$5.0	2%

The following table sets forth our net margin, excluding other revenues, by type of customer, for the periods indicated:

				Variances		Variances
	Years Ended December 31,			2015 vs. 2014		2014 vs. 2013
Net Margin, Excluding Other Revenues	2015	2014	2013	Increase (Decrease)		Increase (Decrease)
Natural gas sales	(Millions of dollars, except percentages)
Residential	$589.8	$569.7	$564.5	$20.1	4%	$5.2	1%
Commercial and industrial	115.6	112.9	111.5	2.7	2%	1.4	1%
Wholesale and public authority	6.5	5.6	5.6	0.9	16%	—	—%
Net margin on natural gas sales	711.9	688.2	681.6	23.7	3%	6.6	1%
Transportation revenues	98.8	102.3	98.7	(3.5)	(3)%	3.6	4%
Net margin, excluding other revenues	$810.7	$790.5	$780.3	$20.2	3%	$10.2	1%

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

				Variances		Variances
	Years Ended December 31,			2015 vs. 2014		2014 vs. 2013
Net Margin on Natural Gas Sales	2015	2014	2013	Increase (Decrease)		Increase (Decrease)
Net margin on natural gas sales	(Millions of dollars, except percentages)
Fixed margin	$519.2	$490.4	$470.6	$28.8	6%	$19.8	4%
Variable margin	192.7	197.8	211.0	(5.1)	(3)%	(13.2)	(6)%
Net margin on natural gas sales	$711.9	$688.2	$681.6	$23.7	3%	$6.6	1%

2015 vs. 2014 - Net margin increased $14.7 million due primarily to the following:

•	an increase of $27.5 million from new rates, primarily in Texas and Oklahoma; and

•	an increase of $4.8 million in residential sales due primarily to customer growth in Oklahoma and Texas; offset partially by

•	a decrease of $6.0 million due to lower line extension revenue, from commercial and industrial customers, and other revenues;

•	a decrease of $4.8 million due to lower sales volumes, net of weather normalization, primarily due to warmer weather in 2015;

•
a decrease of $3.7 million in rider and surcharge recoveries due to a lower ad-valorem surcharge in Kansas and the expiration of the rider associated with the recovery of take-or-pay settlements in Oklahoma, both of which are offset by lower regulatory amortization in depreciation and amortization expense; and

•	a decrease of $3.1 million due primarily to lower transportation volumes from weather-sensitive customers primarily in Kansas.

Operating costs decreased $6.4 million due primarily to the following:

•	a decrease of $6.8 million in information technology services associated with our separation from ONEOK;

•	a decrease of $6.0 million in outside services costs due primarily to operational efficiencies;

•	a decrease of $4.1 million in legal and worker’s compensation expense;

•	a decrease of $2.7 million in bad debt expense primarily due to warmer weather in Kansas;

•	a decrease of $1.4 million in fleet-related expenses due primarily to lower fuel costs; and

•	a decrease of $0.9 million in ad valorem taxes; offset partially by

•
an increase of $16.3 million in employee-related costs due primarily to increases of $9.3 million in higher labor costs due to an increase in our number of employees and $7.0 million in benefit costs, which includes the impact of the changes in our discount rate for pension and other postemployment benefit costs compared with the prior year.

Depreciation and amortization expense increased $7.3 million due primarily to an increase in depreciation of $12.1 million from capital expenditures being placed in service, offset partially by a decrease in the amortization of the ad valorem surcharge in Kansas and the take-or-pay rider in Oklahoma of $3.6 million.

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

•	a decrease of $3.7 million due primarily to warmer weather in all three states compared with colder-than-normal weather in 2013, net of weather normalization.

Operating costs increased $28.1 million due primarily to the following:

•	an increase of $13.0 million in outside service costs related primarily to $6.8 million of costs associated with our separation from ONEOK and $3.7 million in pipeline maintenance activities;

•	an increase of $12.6 million in insurance, information technology and rent expenses;

•	an increase of $11.0 million in employee-related expenses resulting from higher labor and compensation costs; and

•	an increase of $1.7 million in bad debt expense; offset partially by

•	a decrease of $8.0 million in benefit costs related primarily to lower pension and other postemployment benefit costs resulting from an annual change in the estimated discount rate.

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

Capital Expenditures - Our capital expenditures program includes expenditures for pipeline integrity, automated meter reading, extending service to new areas, modifications to customer service lines, increasing system capabilities, pipeline replacements, government-mandated relocation of pipelines, fleet and facilities, and information technology hardware and software. It is our practice to maintain and upgrade our infrastructure, facilities and systems to ensure safe, reliable and efficient operations.

Capital expenditures decreased $2.8 million for 2015, compared with 2014, due primarily to reduced spending on information technology hardware and software in 2014 related to our separation from ONEOK. Capital expenditures increased $5.0 million for 2014, compared with 2013, primarily as a result of an increase in spending on information technology hardware and software related to our separation from ONEOK. Our capital expenditures are expected to be approximately $305.0 million for 2016.

Selected Operating Information - The following tables set forth certain selected operating information for the periods indicated:

	Years Ended								Variances
	December 31,								2015 vs. 2014
(in thousands)	2015				2014				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	783	579	606	1,968	776	578	601	1,955	7	1	5	13
Commercial and industrial	73	50	34	157	72	50	34	156	1	—	—	1
Wholesale and public authority	—	—	3	3	—	—	4	4	—	—	(1)	(1)
Transportation	5	6	1	12	5	6	1	12	—	—	—	—
Total customers	861	635	644	2,140	853	634	640	2,127	8	1	4	13

	Years Ended								Variances
	December 31,								2014 vs. 2013
(in thousands)	2014				2013				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	776	578	601	1,955	770	577	597	1,944	6	1	4	11
Commercial and industrial	72	50	34	156	72	50	33	155	—	—	1	1
Wholesale and public authority	—	—	4	4	—	—	3	3	—	—	1	1
Transportation	5	6	1	12	5	6	1	12	—	—	—	—
Total customers	853	634	640	2,127	847	633	634	2,114	6	1	6	13

	Years Ended December 31,
Volumes (MMcf)	2015	2014	2013
Natural gas sales
Residential	115,477	125,337	122,855
Commercial and industrial	35,943	38,555	36,956
Wholesale and public authority	2,615	2,454	4,403
Total volumes sold	154,035	166,346	164,214
Transportation	204,763	213,456	205,915
Total volumes delivered	358,798	379,802	370,129

Total volumes delivered decreased for 2015, compared with 2014, due primarily to warmer temperatures in 2015. Residential and commercial and industrial natural gas sales volumes increased for 2014, compared with 2013, due primarily to colder temperatures in the first quarter of 2014. The impacts on margins for the periods presented were mitigated largely by weather-normalization mechanisms.

Wholesale sales represent contracted natural gas volumes that exceed the needs of our residential, commercial and industrial customer base and are available for sale to other parties. The impact to net margin from changes in volumes associated with these customers is minimal.

	Years Ended
	December 31,
	2015		2014		2015 vs 2014	2015	2014
Heating Degree Days	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	3,135	3,317	3,720	3,317	(16)%	95%	112%
Kansas	4,264	4,860	5,179	4,860	(18)%	88%	107%
Texas	1,715	1,785	1,716	1,788	—%	96%	96%

	Years Ended
	December 31,
	2014		2013		2014 vs 2013	2014	2013
Heating Degree Days	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	3,720	3,317	3,848	3,317	(3)%	112%	116%
Kansas	5,179	4,860	5,246	4,860	(1)%	107%	108%
Texas	1,716	1,788	1,942	1,793	(12)%	96%	108%

Normal HDDs are established through rate proceedings in each of our rate jurisdictions for use primarily in weather normalization billing calculations. Normal HDDs disclosed above are based on:

•	10-year weighted average HDDs as of December 31, 2014, for years 2005-2014, as calculated using 11 weather stations across Oklahoma and weighted on average customer count for Oklahoma;

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

CONTINGENCIES

We are a party to various litigation matters and claims that have arisen in the normal course of our operations. While the results of litigation and claims cannot be predicted with certainty, we believe the reasonably possible losses from such matters, individually and in the aggregate, are not material. Additionally, we believe the probable final outcome of such matters will not have a material adverse effect on our results of operations, financial position or cash flows. See Note 14 of the Notes to Financial Statements in this Annual Report for information with respect to legal proceedings.

LIQUIDITY AND CAPITAL RESOURCES

General - From the date of the separation, we have funded operating expenses, working capital requirements, including purchases of natural gas and capital expenditures primarily with operating cash flows and commercial paper. Prior to the separation, we relied primarily on operating cash flow and participation in ONEOK’s cash management program for our liquidity and capital resource requirements.

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

Short-term Financing - The ONE Gas Credit Agreement, which is scheduled to expire in January 2019, contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. The ONE Gas Credit Agreement also contains customary affirmative and negative covenants, including covenants relating to liens, indebtedness of subsidiaries, investments, changes in the nature of business, fundamental changes, transactions with affiliates, burdensome agreements, and use of proceeds. In the event of a breach of certain covenants by ONE Gas, amounts outstanding under the ONE Gas Credit Agreement may become due and payable immediately. At December 31, 2015, our total debt-to-capital ratio was 40 percent, and we were in compliance with all covenants under the ONE Gas Credit Agreement.

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

At December 31, 2015, we had issued $12.5 million in the form of commercial paper, $1.0 million in letters of credit outstanding and had approximately $2.4 million of cash and cash equivalents. At December 31, 2015, we had no borrowings and $686.5 million of credit available under the ONE Gas Credit Agreement. The weighted-average interest rate on our commercial paper was 0.7 percent at December 31, 2015.

Debt Issuance - In January 2014, we issued senior notes, consisting of $300 million of 2.07 percent senior notes due 2019, $300 million of 3.61 percent senior notes due 2024 and $600 million of 4.658 percent senior notes due 2044 (collectively, our “Senior Notes”). The net proceeds were approximately $1.19 billion and were used to fund a one-time cash payment to ONEOK of approximately $1.13 billion as part of the separation. The remaining portion of the net proceeds was retained in order to provide sufficient financial flexibility and to support working capital requirements and capital expenditures.

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

Credit Ratings - Our credit ratings as of January 31, 2016 were:

Rating Agency	Rating	Outlook
Moody’s	A2	Stable
S&P	A-	Stable

Our commercial paper is currently rated Prime-1 by Moody’s and A-2 by S&P. We intend to maintain strong credit metrics while we pursue a balanced approach to capital investment and a return of capital to shareholders via a dividend that we believe will be competitive with our peer group.

Capitalization structure - As of December 31, 2015, our total capitalization structure was 40 percent debt to 60 percent equity.

Pension and Other Postemployment Benefit Plans - Information about our pension and other postemployment benefits plans, including anticipated contributions, is included under Note 12 of the Notes to Financial Statements in this Annual Report.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

				Variances	Variances
	Years Ended December 31,			2015 vs. 2014	2014 vs. 2013
	2015	2014	2013	Increase (Decrease)	Increase (Decrease)
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$394.2	$246.6	$154.2	$147.6	$92.4
Investing activities	(294.3)	(297.1)	(290.7)	2.8	(6.4)
Financing activities	(109.4)	59.2	135.7	(168.6)	(76.5)
Change in cash and cash equivalents	(9.5)	8.7	(0.8)	(18.2)	9.5
Cash and cash equivalents at beginning of period	11.9	3.2	4.0	8.7	(0.8)
Cash and cash equivalents at end of period	$2.4	$11.9	$3.2	$(9.5)	$8.7

Operating Cash Flows - Changes in cash flows from operating activities, before changes in operating assets and liabilities, are due primarily to changes in net margin and operating expenses discussed in Financial Results and Operating Information. Changes in natural gas prices and demand for our services or natural gas, whether because of general economic conditions, changes in supply or increased competition from other service providers, could affect our earnings and operating cash flows. Typically, our cash flows from operations are greater in the first half of the year compared with the second half of the year.

2015 vs. 2014 - Cash flows from operating assets and liabilities in our operating activities increased in 2015, compared to 2014, due primarily to the collection of trade receivables, tax receivables, payment of trade payables and the recovery of natural gas purchase costs, including natural gas in storage, through our purchased-gas cost adjustment mechanisms, which were impacted by warmer weather and lower natural gas costs. The timing of cash collections from customers and payments to vendors and suppliers vary from period to period in the normal course of business and directly impact our cash flows from operations. In addition, our changes in income taxes receivable were impacted by an extension of the IRS rules for bonus depreciation.

2014 vs. 2013 - Cash flows from operating assets and liabilities in our operating activities increased in 2014, compared to 2013, due primarily to the collection of trade receivables, payment of trade payables and the recovery of natural gas purchase costs through our purchased-gas cost adjustment mechanisms. The timing of cash collections from customers and payments to vendors and suppliers vary from period to period in the normal course of business and directly impact our cash flows from operations.

Investing Cash Flows - 2015 vs. 2014 - Cash used in investing activities decreased for 2015, compared to 2014, due primarily to capital expenditures for information technology hardware and software associated with our separation from ONEOK.

2014 vs. 2013 - Cash used in investing activities increased for 2014, compared to 2013, due primarily to capital expenditures for information technology hardware and software associated with our separation from ONEOK.

Financing Cash Flows - 2015 vs. 2014 - Cash used in financing activities increased for 2015, compared with 2014, due primarily to an increase in the dividend rate of two cents, an additional quarter of dividends paid in 2015, a decrease in our outstanding notes payable, and purchases of treasury stock used to offset shares issued under our equity compensation and employee stock purchase plans.

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

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during 2015, 2014 and 2013. A number of environmental issues may exist with respect to manufactured gas plants.  With the trend toward stricter standards, greater regulation and more extensive permit requirements for the types of assets operated by us that are subject to environmental regulation, our environmental expenditures could increase in the future, and such expenditures may not be fully covered by insurance or recoverable in rates from our customers, and those costs may adversely affect our financial condition, results of operations and cash flows.

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

Environmental Footprint - Our environmental and climate change strategy focuses on taking steps to minimize the impact of our operations on the environment. These strategies include: (1) developing and maintaining an accurate greenhouse gas emissions inventory according to current rules issued by the EPA; (2) improving the efficiency of our various pipelines; (3) following developing technologies for emission control; and (4) utilizing practices to reduce the loss of methane from our facilities such as vintage pipe replacement which not only improves system integrity but also helps lower emissions.

We participate in the EPA’s Natural Gas STAR Program to voluntarily reduce methane emissions. We continue to focus on maintaining low rates of lost-and-unaccounted-for natural gas through expanded implementation of best practices to limit the release of natural gas during pipeline and facility maintenance and operations. Additionally, the EPA is currently developing a methane emissions partnership program expected to be finalized in 2016.

Regulatory - Several regulatory initiatives impacted the earnings and future earnings potential of our business. See additional information regarding our regulatory initiatives in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Additional information about our environmental matters is included in the section entitled “Environmental Matters” in Note 14 of the Notes to Financial Statements in this Annual Report. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during 2015, 2014 and 2013. We do not expect to incur material expenditures for these matters in the future.

IMPACT OF NEW ACCOUNTING STANDARDS

Information about the impact of new accounting standards is included in Note 1 of the Notes to Financial Statements in this Annual Report.

ESTIMATES AND CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements and related disclosures in accordance with GAAP requires us to make estimates and assumptions with respect to values or conditions that cannot be known with certainty that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect the reported amounts of revenue and expenses during the reporting period. Although we believe these estimates and assumptions are reasonable, actual results could differ from our estimates. See our Risk Factors and/or Forward-Looking Statements for factors which could impact our estimates.

The following summary sets forth what we consider to be our most critical estimates and accounting policies. Our critical accounting policies are defined as those estimates and policies most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgment, particularly because of the need to make estimates concerning the impact of inherently uncertain matters.

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

For further discussion of regulatory assets and liabilities, see Note 9 of the Notes to Financial Statements in this Annual Report.

Impairment of Goodwill - We assess our goodwill for impairment at least annually as of July 1. Our goodwill impairment analysis performed in 2015 and 2014, utilized a qualitative assessment and did not result in any impairment indicators. Subsequent to July 1, 2015, no event has occurred indicating that the fair value is less than the carrying value.

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

See Note 1 of the Notes to Financial Statements in this Annual Report for further discussion of goodwill.

Pension and Other Postemployment Benefits - We have defined benefit retirement plans covering eligible full-time employees. We also sponsor welfare plans that provide other postemployment medical and life insurance benefits to eligible employees who retire with at least five years of service. In connection with the separation from ONEOK, we entered into an Employee Matters Agreement with ONEOK, which provides that our employees no longer participate in benefit plans sponsored or maintained by ONEOK as of the separation date. Effective January 1, 2014, the ONEOK defined benefit pension plans and other postemployment benefit plans transferred assets and obligations related to those employees transferring to ONE Gas and vested participants who are no longer employees to the new ONE Gas plans. As a result, we recorded sponsored pension and other postemployment plan obligations of approximately $1.1 billion, and sponsored pension and other postemployment plan assets of approximately $1.0 billion. Additionally, as a result of the transfer of unrecognized losses from ONEOK, our regulatory assets and deferred income taxes increased $331 million and $86 million, respectively.

Prior to the separation, eligible employees participated in similar defined benefit pension plans and other postemployment health and welfare plans (the Plans) sponsored by ONEOK. We accounted for these plans as multiemployer benefit plans. Accordingly, we did not record an asset or liability to recognize the funded status of the Plans. We recognized a liability only for any required contributions to the Plans that were accrued and unpaid at the balance sheet date. The related pension and other postemployment expenses were allocated to us based on plan participants who directly supported our operations. These pension and other postemployment benefit costs included amounts associated with vested participants who are no longer employees. As described in Note 2 of the Notes to Financial Statements in this Annual Report, prior to 2014, ONEOK also charged us for the allocated cost of certain employees of ONEOK who provided general and administrative services on our behalf. ONEOK included an allocation of the benefit costs associated with these ONEOK employees based upon its allocation methodology, not necessarily specific to the employees providing general and administrative services on our behalf. See Note 2 of the Notes to Financial Statements in this Annual Report for discussion of ONEOK’s allocation methodology.

To calculate the expense and liabilities related to our plans, we utilize an outside actuarial consultant, which uses statistical and other factors to anticipate future events. These factors include assumptions about the discount rate, expected return on plan assets, rate of future compensation increases, age and employment periods. In determining the projected benefit costs, assumptions can change from period to period and may result in material changes in the costs we recognize.

In October 2015, plan amendments were approved to merge our frozen cash-balance defined benefit pension plan covering certain Texas Gas Service employees with our defined benefit pension plan covering certain eligible employees. In addition, we announced to eligible pre-65 participants in our postemployment medical plan a change from a self-insured postemployment medical plan to a plan providing participants an annual benefit that will allow them to select coverage on a healthcare exchange. As a result, we remeasured the respective plan assets and benefit obligations, effective October 1, 2015, which resulted in a reduction in benefit obligations of our postemployment benefit plan of $11.9 million at December 31, 2015. Net periodic benefit cost for the plans in 2015 was reduced by $3.4 million. See Note 12 of the Notes to Financial Statements in this Annual Report for additional information.

During 2015, we recorded net periodic benefit costs of $38.0 million and $5.0 million related to our pension plans and other postemployment benefit plans, respectively, prior to regulatory deferrals. We estimate that in 2016, we will record $32.0 million and $1.7 million related to pension plans and other postemployment benefit plans, respectively, prior to regulatory deferrals.

The following table sets forth the weighted-average assumptions used to determine our estimated 2016 net periodic benefit cost related to our defined pension and other postemployment benefit plans, and sensitivity to changes with respect to these assumptions:

	Rate Used	Cost Sensitivity (a)	Obligation Sensitivity (b)
		(Millions of dollars)
Discount rate	4.75%	$3.7	$37.3
Expected long-term return on plan assets (c)	7.75%/8.0%	$2.3	$—
(a) Approximate impact a quarter percentage point decrease in the assumed rate would have on net periodic pension costs.
(b) Approximate impact a quarter percentage point decrease in the assumed rate would have on defined benefit pension obligation.
(c) Expected long-term rate of return on plan assets for pension and other postemployment benefits are 7.75 percent and 8.0 percent, respectively.

Assumed health care cost-trend rates have a significant effect on the amounts reported for our other postemployment benefit plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
	(Millions of dollars)
Effect on total of service and interest cost	$0.8	$(0.7)
Effect on other postemployment benefit obligation	$3.6	$(3.8)

During 2015, we contributed approximately $14.1 million to our other postemployment benefit plans. In 2016, we expect to contribute approximately $0.9 million and approximately $5.8 million to our defined benefit pension plan and other postemployment benefit plans, respectively.

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

Contingencies - Our accounting for contingencies covers a variety of business activities, including contingencies for legal and environmental exposures. We accrue these contingencies when our assessments indicate that it is probable that a liability has been incurred or an asset will not be recovered and an amount can be reasonably estimated. We expense legal fees as incurred and base our legal liability estimates on currently available facts and our assessments of the ultimate outcome or resolution. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than the completion of a remediation feasibility study. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position or results of operations, and our expenditures related to environmental matters had no material effect on earnings or cash flows for 2015, 2014 and 2013. Actual results may differ from our estimates resulting in an impact, positive or negative, on earnings.

See Note 14 of the Notes to Financial Statements in this Annual Report for additional discussion of contingencies.

CONTRACTUAL OBLIGATIONS

The following table sets forth our contractual obligations at December 31, 2015:

	Contractual Obligations
	(Millions of dollars)
	2016	2017	2018	2019	2020	Thereafter	Total
Commercial paper	$12.5	$—	$—	$—	$—	$—	$12.5
Long-term debt, including current maturities	—	—	—	300.0	—	901.3	1,201.3
Interest payments on debt	45.1	45.1	45.1	39.4	38.9	649.2	862.8
Firm transportation and storage capacity contracts	178.2	148.0	109.4	61.3	58.2	54.2	609.3
Natural gas purchase commitments	158.1	5.0	2.0	1.5	0.9	1.5	169.0
Employee benefit plans	6.7	4.4	4.5	25.5	37.5	—	78.6
Operating leases	4.6	4.5	4.2	3.5	3.3	7.0	27.1
Total	$405.2	$207.0	$165.2	$431.2	$138.8	$1,613.2	$2,960.6

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

Employee benefit plans - Employee benefit plans include our anticipated contribution to maintain the minimum required funding level for our pension and other postemployment benefit plans. See Note 12 of the Notes to Financial Statements in this Annual Report for discussion of employee benefit plans.

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

One should not place undue reliance on forward-looking statements, which are applicable only as of the date of this Annual Report.  Known and unknown risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements.  Those factors may affect our operations, markets, products, services and prices.  In addition to any assumptions and other factors referred to specifically in connection with the forward-looking statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statement include, among others, the following:

•	our ability to recover operating costs and amounts equivalent to income taxes, costs of property, plant and equipment and regulatory assets in our regulated rates;

•	our ability to manage our operations and maintenance costs;

•	changes in regulation, including the application of market rates by state and local agencies;

•	the economic climate and, particularly, its effect on the natural gas requirements of our residential and commercial industrial customers;

•	competition from alternative forms of energy, including, but not limited to, solar power, wind power, geothermal energy and biofuels;

•	conservation efforts of our customers;

•	variations in weather, including seasonal effects on demand, the occurrence of storms and disasters, and climate change;

•
indebtedness could make us more vulnerable to general adverse economic and industry conditions, limit our ability to borrow additional funds and/or place us at competitive disadvantage compared with competitors;

•
our ability to secure reliable, competitively priced and flexible natural gas transportation and supply, including decisions by natural gas producers to reduce production or shut-in producing natural gas wells and expiration of existing supply and transportation arrangements that are not replaced with contracts with similar terms and pricing;

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

•	actions of rating agencies, including the ratings of debt, general corporate ratings and changes in the rating agencies’ ratings criteria;

•	changes in inflation and interest rates;

•	our ability to purchase and sell assets at attractive prices and on other attractive terms;

•	our ability to recover the costs of natural gas purchased for our customers;

•	impact of potential impairment charges;

•	volatility and changes in markets for natural gas;

•	possible loss of LDC franchises or other adverse effects caused by the actions of municipalities;

•	payment and performance by counterparties and customers as contracted and when due;

•	changes in regulation of natural gas distribution services, particularly those in Oklahoma, Kansas and Texas;

•	changes in law resulting from new federal or state energy legislation;

•	changes in environmental, safety, tax and other laws to which we and our subsidiaries are subject;

•	advances in technology;

•	population growth rates and changes in the demographic patterns of the markets we serve;

•	acts of nature and the potential effects of threatened or actual terrorism, including cyber attacks or breaches of technology systems and war;

•	the sufficiency of insurance coverage to cover losses;

•	the effects of our strategies to reduce tax payments;

•	the effects of litigation and regulatory investigations, proceedings, including our rate cases, or inquiries;

•	changes in accounting standards and corporate governance;

•	discovery of material weaknesses in our internal controls;

•	our ability to attract and retain talented management and directors;

•	the results of financing efforts, including our ability to obtain financing on favorable terms, which can be affected by various factors, including our credit ratings and general economic conditions;

•	declines in the market prices of debt and equity securities and resulting funding requirements for our defined benefit pension plans;

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk discussed below includes forward-looking statements. Our views on market risk are not necessarily indicative of actual results that may occur and do not represent the maximum possible gains and losses that may occur since actual gains and losses will differ from those estimated based on actual fluctuations in commodity prices or interest rates and the timing of transactions.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of ONE Gas, Inc.:

In our opinion, the accompanying balance sheets and the related statements of income, comprehensive income, equity and cash flows present fairly in all material respects, the financial position of ONE Gas, Inc. (the Company) at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2015 and 2014). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Tulsa, Oklahoma
February 18, 2016

ONE Gas, Inc.
STATEMENTS OF INCOME

	Years Ended December 31,
	2015	2014	2013
	(Thousands of dollars, except per share amounts)

Revenues	$1,547,692	$1,818,906	$1,689,952
Cost of natural gas	705,959	991,949	876,944
Net margin	841,733	826,957	813,008
Operating expenses
Operations and maintenance	414,476	420,686	393,072
Depreciation and amortization	133,023	125,722	144,758
General taxes	55,105	55,255	54,830
Total operating expenses	602,604	601,663	592,660
Operating income	239,129	225,294	220,348
Other income	263	1,625	6,165
Other expense	(2,813)	(2,949)	(3,680)
Interest expense	(44,570)	(45,842)	(61,366)
Income before income taxes	192,009	178,128	161,467
Income taxes	(72,979)	(68,338)	(62,272)
Net income	$119,030	$109,790	$99,195

Earnings per share
Basic	$2.26	$2.10	$1.90
Diluted	$2.24	$2.07	$1.90

Average shares (thousands)
Basic	52,578	52,364	52,319
Diluted	53,254	52,946	52,319
Dividends declared per share of stock	$1.20	$0.84	$—
See accompanying Notes to Financial Statements.

ONE Gas, Inc.
STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2015	2014	2013
	(Thousands of dollars)
Net income	$119,030	$109,790	$99,195
Other comprehensive income (loss), net of tax
Change in pension and other postemployment benefit plans liability, net of tax of $(483), $1,244, and $0, respectively	773	(1,781)	—
Total other comprehensive income (loss), net of tax	773	(1,781)	—
Comprehensive income	$119,803	$108,009	$99,195
See accompanying Notes to Financial Statements.

ONE Gas, Inc.
BALANCE SHEETS

	December 31,	December 31,
	2015	2014
Assets	(Thousands of dollars)
Property, plant and equipment
Property, plant and equipment	$5,132,682	$4,850,201
Accumulated depreciation and amortization	1,620,771	1,556,481
Net property, plant and equipment	3,511,911	3,293,720
Current assets
Cash and cash equivalents	2,433	11,943
Accounts receivable, net	216,343	326,749
Materials and supplies	33,325	27,511
Income tax receivable	38,877	43,800
Natural gas in storage	142,153	185,300
Regulatory assets	32,925	50,193
Other current assets	16,789	22,005
Total current assets	482,845	667,501
Goodwill and other assets
Regulatory assets	435,863	478,723
Goodwill	157,953	157,953
Other assets	55,838	51,313
Total goodwill and other assets	649,654	687,989
Total assets	$4,644,410	$4,649,210
See accompanying Notes to Financial Statements.

ONE Gas, Inc.
BALANCE SHEETS
(Continued)
	December 31,	December 31,
	2015	2014
Equity and Liabilities	(Thousands of dollars)
Equity and long-term debt
Common stock, $0.01 par value: authorized 250,000,000 shares; issued 52,598,005 shares and outstanding 52,259,224 shares at December 31, 2015; authorized 250,000,000 shares, issued and outstanding 52,083,859 shares at December 31, 2014	$526	$521
Paid-in capital	1,764,875	1,758,796
Retained earnings	95,046	39,894
Accumulated other comprehensive income (loss)	(4,401)	(5,174)
Treasury stock, at cost: 338,781 shares at December 31, 2015 and no shares at December 31, 2014	(14,491)	—
Total equity	1,841,555	1,794,037
Long-term debt, excluding current maturities	1,201,305	1,201,311
Total equity and long-term debt	3,042,860	2,995,348
Current liabilities
Current maturities of long-term debt	7	6
Notes payable	12,500	42,000
Accounts payable	107,482	159,064
Accrued interest	18,873	18,872
Accrued taxes other than income	37,249	44,742
Accrued liabilities	31,470	26,019
Customer deposits	60,325	60,003
Regulatory liabilities	24,615	32,467
Other current liabilities	11,700	9,260
Total current liabilities	304,221	392,433
Deferred credits and other liabilities
Deferred income taxes	951,785	894,585
Employee benefit obligations	272,309	287,779
Other deferred credits	73,235	79,065
Total deferred credits and other liabilities	1,297,329	1,261,429
Commitments and contingencies
Total liabilities and equity	$4,644,410	$4,649,210
See accompanying Notes to Financial Statements.

This page intentionally left blank.

ONE Gas, Inc.
STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2015	2014	2013
	(Thousands of dollars)
Operating activities
Net income	$119,030	$109,790	$99,195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	133,023	125,722	144,758
Deferred income taxes	63,789	49,935	62,205
Share-based compensation expense	9,187	7,613	—
Provision for doubtful accounts	4,520	7,195	5,460
Changes in assets and liabilities:
Accounts receivable	105,886	23,044	(102,142)
Materials and supplies	(5,814)	10,868	(1,668)
Income tax receivable	4,923	(43,800)	—
Natural gas in storage	43,147	(19,172)	(63,139)
Asset removal costs	(51,608)	(47,125)	(46,567)
Affiliate payable	—	—	(8,140)
Accounts payable	(59,635)	(6,881)	37,241
Accrued interest	1	18,743	(1)
Accrued taxes other than income	(7,493)	12,316	2,449
Accrued liabilities	5,451	21,228	(5,443)
Customer deposits	322	2,643	(727)
Regulatory assets and liabilities	50,658	30,067	29,436
Employee benefit obligation	(15,033)	(10,102)	—
Other assets and liabilities	(6,147)	(45,421)	1,291
Cash provided by operating activities	394,207	246,663	154,208
Investing activities
Capital expenditures	(294,320)	(297,103)	(292,080)
Proceeds from sale of assets	—	—	1,327
Cash used in investing activities	(294,320)	(297,103)	(290,753)
Financing activities
Settlement of short-term notes payable to ONEOK, net	—	—	150,851
Borrowings on notes payable, net	(29,500)	42,000	—
Repurchase of common stock	(24,122)	—	—
Issuance of debt, net of discounts	—	1,199,994	—
Long-term debt financing costs	—	(11,087)	—
Cash payment to ONEOK upon separation	—	(1,130,000)	—
Issuance of common stock	7,051	2,001	—
Dividends paid	(62,826)	(43,696)	—
Repayment of long-term debt	—	—	(206)
Distributions to ONEOK	—	—	(14,969)
Cash provided by (used in) financing activities	(109,397)	59,212	135,676
Change in cash and cash equivalents	(9,510)	8,772	(869)
Cash and cash equivalents at beginning of period	11,943	3,171	4,040
Cash and cash equivalents at end of period	$2,433	$11,943	$3,171
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$42,980	$21,066	$—
Cash paid to ONEOK for interest, net of amounts capitalized	$—	$—	$61,366
Cash (received) paid for income taxes, net	$(5,423)	$44,603	$—
Cash paid to ONEOK for income taxes	$—	$—	$67
See accompanying Notes to Financial Statements.

ONE Gas, Inc.
STATEMENTS OF EQUITY

	Common Stock Issued	Common Stock	Paid-in Capital	Retained Earnings
	(Shares)	(Thousands of dollars)

January 1, 2013	—	$—	$—	$—
Net income	—	—	—	—
Distributions to ONEOK	—	—	—	—
Common stock issued	100	—	—	—
December 31, 2013	100	—	—	—
Net income	—	—	—	84,214
Other comprehensive loss	—	—	—	—
Net transfers from ONEOK	—	—	—	—
Reclassification of Owner’s net investment to paid-in capital	—	—	1,749,078	—
Issuance of common stock at the separation	51,941,136	520	(520)	—
Common stock issued	142,623	1	9,614	—
Common stock dividends - $0.84 per share	—	—	624	(44,320)
December 31, 2014	52,083,859	521	1,758,796	39,894
Net income	—	—	—	119,030
Other comprehensive income	—	—	—	—
Repurchase of common stock	—	—	—	—
Common stock issued	514,146	5	5,027	—
Common stock dividends - $1.20 per share	—	—	1,052	(63,878)
December 31, 2015	52,598,005	$526	$1,764,875	$95,046
See accompanying Notes to Financial Statements.

ONE Gas, Inc.
STATEMENTS OF EQUITY
(Continued)
	Treasury Stock	Owner’s Net Investment	Accumulated Other Comprehensive Income (Loss)	Total Equity
		(Thousands of dollars)

January 1, 2013	$—	$1,154,797	$—	$1,154,797
Net income	—	99,195	—	99,195
Distributions to ONEOK	—	(14,969)	—	(14,969)
Common stock issued	—	—	—	—
December 31, 2013	—	1,239,023	—	1,239,023
Net income	—	25,576	—	109,790
Other comprehensive loss	—	—	(1,781)	(1,781)
Net transfers from ONEOK	—	484,479	(3,393)	481,086
Reclassification of Owner’s net investment to paid-in capital	—	(1,749,078)	—	—
Issuance of common stock at the separation	—	—	—	—
Common stock issued	—	—	—	9,615
Common stock dividends - $0.84 per share	—	—	—	(43,696)
December 31, 2014	—	—	(5,174)	1,794,037
Net income	—	—	—	119,030
Other comprehensive income	—	—	773	773
Repurchase of common stock	(24,122)	—	—	(24,122)
Common stock issued	9,631	—	—	14,663
Common stock dividends - $1.20 per share	—	—	—	(62,826)
December 31, 2015	$(14,491)	$—	$(4,401)	$1,841,555
See accompanying Notes to Financial Statements.

ONE Gas, Inc.
NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations - Prior to January 31, 2014, ONE Gas was a wholly owned subsidiary of ONEOK and comprised its former natural gas distribution business. On January 8, 2014, ONEOK’s board of directors approved the distribution of all the shares of our common stock to holders of ONEOK common stock. On January 31, 2014, we became an independent, publicly traded company as a result of a distribution by ONEOK of our common stock to ONEOK’s shareholders. Our common stock began trading “regular-way” under the ticker symbol “OGS” on the NYSE on February 3, 2014.

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

All financial information presented after the separation represents the results of operations, financial position and cash flows of ONE Gas. Accordingly:

•
Our Statements of Income and Comprehensive Income for the year ended December 31, 2014, consist of the results of ONE Gas for the eleven months ended December 31, 2014, and the results of ONE Gas Predecessor for the one month ended January 31, 2014. Our Statements of Income and Comprehensive Income for the year ended December 31, 2013, consist entirely of the results of ONE Gas Predecessor. Our net income for the period prior to January 31, 2014, was recorded to owner’s net investment.

•
Our Statement of Cash Flows for the year ended December 31, 2014, consists of the results of ONE Gas for the eleven months ended December 31, 2014, and the results of ONE Gas Predecessor for the one month ended January 31, 2014. Our Statement of Cash Flows for the year ended December 31, 2013, consists entirely of the results of ONE Gas Predecessor.

•
Our Statement of Equity for the year ended December 31, 2014, consists of both the activity for ONE Gas Predecessor prior to January 31, 2014, and the activity for ONE Gas completed in connection with, and subsequent to, the separation on January 31, 2014. Our Statement of Equity for the year ended December 31, 2013, consists entirely of the results of ONE Gas Predecessor.

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

Determining the appropriate classification of our fair value measurements within the fair value hierarchy requires management’s judgment regarding the degree to which market data is observable or corroborated by observable market data. We categorize derivatives for which fair value is determined using multiple inputs within a single level, based on the lowest level input that is significant to the fair value measurement in its entirety. See Note 8 for additional information regarding our fair value measurements.

Cash and Cash Equivalents - Cash equivalents consist of highly liquid investments, which are readily convertible into cash and have original maturities of three months or less.

Revenue Recognition - For regulated deliveries of natural gas, we read meters and bill customers on a monthly cycle. We recognize revenues upon the delivery of the natural gas commodity or services rendered to customers. The billing cycles for customers do not necessarily coincide with the accounting periods used for financial reporting purposes. Revenues are accrued for natural gas delivered and services rendered to customers, but not yet billed. Accrued unbilled revenue is based on a percentage estimate of amounts unbilled each month, which is dependent upon a number of factors, some of which require management’s judgment. These factors include customer consumption patterns and the impact of weather on usage. The amounts of accrued unbilled natural gas sales revenues at December 31, 2015 and 2014, were $109.6 million and $141.7 million, respectively.

Accounts Receivable - Accounts receivable represent valid claims against nonaffiliated customers for natural gas sold or services rendered, net of allowances for doubtful accounts. We assess the creditworthiness of our customers. Those customers who do not meet minimum standards are required to provide security, including deposits and other forms of collateral, when appropriate. With more than 2 million customers across three states, we are not exposed materially to a concentration of credit risk. We maintain an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, consideration of the current credit environment and other information. In Oklahoma, Kansas and most jurisdictions we serve in Texas, we are able to recover natural gas costs related to doubtful accounts through purchased-gas cost adjustment mechanisms. At December 31, 2015 and 2014, our allowance for doubtful accounts was $3.5 million and $4.0 million, respectively.

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

Materials and supplies inventories, which are included in other current assets on our Balance Sheets, are stated at the lower of weighted-average cost or net realizable value. Our materials and supplies inventories totaled $33.3 million and $27.5 million at December 31, 2015 and 2014, respectively.

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

See Note 8 for additional information regarding our fair value measurements and hedging activities using derivatives.

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

See Note 10 for additional information regarding our property, plant and equipment.

Impairment of Goodwill and Long-Lived Assets - We assess our goodwill for impairment at least annually as of July 1. Total goodwill was $158.0 million at December 31, 2015 and 2014, respectively. Our goodwill impairment analysis performed in 2015, 2014 and 2013, utilized a qualitative assessment and did not result in any impairment indicators. Subsequent to July 1, 2015, no event has occurred indicating that it is more likely that not that our fair value is less than our carrying value of our net assets.

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

We assess our long-lived assets for impairment whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. An impairment is indicated if the carrying amount of a long-lived asset exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. If an impairment is indicated, we record an impairment loss equal to the difference between the carrying value and the fair value of the long-lived asset. We determined that there were no asset impairments in 2015, 2014 or 2013.

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

See Note 9 for additional information regarding our regulatory assets and liabilities disclosures.

Pension and Other Postemployment Employee Benefits - We have defined benefit retirement plans covering eligible employees. We also sponsor welfare plans that provide other postemployment medical and life insurance benefits to eligible employees who retire with at least five years of service. To calculate the costs and liabilities related to our plans, we utilize an outside actuarial consultant, which uses statistical and other factors to anticipate future events. These factors include assumptions about the discount rate, expected return on plan assets, rate of future compensation increases, age and mortality and employment periods. In determining the projected benefit obligations and costs, assumptions can change from period to period and may result in material changes in the cost and liabilities we recognize.

Prior to the separation, certain employees participated in pension and other postemployment employee benefit plans sponsored by ONEOK. We accounted for these plans as multiemployer benefit plans. Accordingly, we did not record an asset or liability to recognize the funded status of these plans. We recognized a liability only for any required contributions to those plans that were accrued and unpaid at the balance sheet date. The related pension and other postemployment expenses were allocated to us based on plan participants who directly supported our operations. These pension and other postemployment benefit costs included amounts associated with vested participants who are no longer employees.

Prior to the separation, certain benefit costs associated with employees who directly supported our operations were determined based on a specific employee basis. We were also allocated benefit costs associated with employees of ONEOK that provided general corporate services. These amounts were charged to us by ONEOK as described in Note 2. Prior to the separation, we were not the plan sponsor for the ONEOK pension and other postemployment benefit plans. Accordingly, our balance sheets prior to the separation do not reflect any assets or liabilities related to these plans. See Note 12 for additional information regarding pension and other postemployment employee benefit plans.

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

A valuation allowance for deferred tax assets is recognized when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. To assess that likelihood, we use estimates and judgment regarding our future taxable income, as well as the jurisdiction in which such taxable income is generated, to determine whether a valuation allowance is required. Such evidence can include our current financial position, our results of operations, both actual and forecasted, the reversal of deferred tax liabilities, as well as the current and forecasted business economics of our industry. We had no valuation allowance at December 31, 2015 and 2014.

We utilize a more-likely-than-not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that is taken or expected to be taken in a tax return. We reflect penalties and interest as part of income tax expense as they become applicable for tax provisions that do not meet the more-likely-than-not recognition threshold and measurement attribute. There were no material uncertain tax positions at December 31, 2015 and 2014.

See Note 13 for additional information regarding income taxes.

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

Contingencies - Our accounting for contingencies covers a variety of business activities, including contingencies for legal and environmental exposures. We accrue these contingencies when our assessments indicate that it is probable that a liability has been incurred or an asset will not be recovered and an amount can be estimated reasonably. We expense legal fees as incurred and base our legal liability estimates on currently available facts and our estimates of the ultimate outcome or resolution. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than the completion of a remediation feasibility study. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Actual results may differ from our estimates resulting in an impact, positive or negative, on earnings. See Note 14 for additional information regarding contingencies.

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

In 2015, 2014 and 2013, we had no single external customer from which we received 10 percent or more of our gross revenues.

Treasury Stock - We record treasury stock purchases at cost, which includes incremental direct transaction costs. Amounts are recorded as reductions in equity in our Balance Sheets. We record the reissuance of treasury stock at our weighted average cost of treasury shares recorded in equity in our Balance Sheets.

Recently Issued Accounting Standards Update - In October 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” to simplify reporting of deferred taxes. The new guidance requires all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This guidance is required to be adopted for our interim and annual reports for periods beginning after December 15, 2016, but early adoption is permitted. We have adopted this guidance early to simplify our financial reporting process, have applied it prospectively for the period beginning October 1, 2015, and it did not have a material impact on our financial statements. Prior periods were not retrospectively adjusted.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which clarifies and converges the revenue recognition principles under GAAP and IFRS. In July 2015, FASB delayed the effective date of ASU 2014-09 for one year. We are evaluating the impact of this recently issued guidance, which is required to be adopted for our interim and annual reports beginning with the first quarter 2018.

2.	SEPARATION & RELATED-PARTY TRANSACTIONS

Distribution - On January 8, 2014, ONEOK’s board of directors approved the distribution of our common stock to holders of ONEOK common stock.

In order for ONEOK to effect the distribution, we requested, and the SEC declared effective, our Registration Statement on Form 10 on January 10, 2014. ONEOK transferred all of the assets and liabilities primarily related to its natural gas distribution business to us. Assets and liabilities included accounts receivable and payable, natural gas in storage, regulatory assets and liabilities, pipeline and other natural gas distribution facilities, customer deposits, employee-related assets and liabilities, including amounts attributable to pension and other postemployment benefits, tax-related assets and liabilities and other assets and liabilities primarily associated with providing natural gas distribution service in Oklahoma, Kansas and Texas. Cash and certain corporate assets, such as office space in the corporate headquarters and certain IT hardware and software, were not transferred to us; however, a Transition Services Agreement between ONEOK and us provided access to such corporate assets as necessary to operate our business for a period of time to enable us to obtain the applicable corporate assets.

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

Reorganization Adjustments - We entered into the Separation and Distribution Agreement and several other agreements with ONEOK to effect the separation and provide a framework for our relationships with ONEOK after the distribution. These agreements govern the relationship between ONEOK and us subsequent to the completion of the distribution, and provide for the allocation among ONEOK and us of the assets, liabilities and obligations (including employee benefits and tax-related assets and liabilities) relating to the natural gas distribution business attributable to periods prior to, at and after the distribution. In accordance with the terms of the Separation and Distribution Agreement, ONEOK contributed the assets and liabilities of its natural gas distribution business to us. The noncash contributions below represent ONEOK assets and liabilities attributable to pension and other postemployment employee benefits, general corporate assets and liabilities and related deferred taxes not included previously in the ONE Gas Predecessor balance sheet, but the costs for which were included in ONE Gas Predecessor’s results of operations. The table below also includes the contribution of the short-term note payable to and long-term line of credit with ONEOK previously included in ONE Gas Predecessor balance sheets. The assets and liabilities below were recorded at historical cost as the reorganization was among entities under common control. Net transfers from ONEOK included:

(Thousands of dollars)
Property, plant and equipment, net	$21,459
Regulatory assets, pension and other postemployment benefits	331,148
Other assets	80,700
Long-term line of credit with ONEOK	1,027,631
Short-term note payable to ONEOK	397,857
Pension and other postemployment benefits - liabilities	(123,800)
Other liabilities	(34,404)
Deferred taxes	(86,112)
Accumulated other comprehensive loss	(3,393)
Net contribution of assets (liabilities)	$1,611,086
Less: Cash paid to ONEOK	1,130,000
Net transfers from ONEOK	$481,086

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

Benefit Plans and Incentives - These represent benefit costs and other incentives, including group health and welfare benefits, pension plans, other postemployment benefit plans and employee stock-based compensation plans. Costs associated with incentive and stock-based compensation plans were determined on a specific identification basis for certain employees who directly supported our operations. All other employee benefit costs historically were allocated using a percentage factor derived from a ratio of benefit costs to salary costs for ONEOK’s employees. These expenses are included in operations and maintenance expenses in the Statements of Income.

Total compensation cost, which included costs for both employees who directly supported our operations and allocations for corporate services, charged to us by ONEOK related to share-based payment plans was $15.5 million during 2013. Compensation costs charged to us by ONEOK in 2014 were not material. See Note 11 for additional information regarding share-based payments. Total cost charged to us by ONEOK related to pension and other postemployment health and welfare plans was $52.1 million during 2013, which is net of amounts deferred through regulatory mechanisms of $1.8 million during 2013. Cost related to pension and other postemployment health and welfare plans which was charged to us by ONEOK in 2014 was not material. See Note 12 for additional information regarding employee benefit plans.

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

The weighted average interest rate on amounts outstanding under the long-term line of credit with ONEOK was 5.79 percent in 2013. The interest rate on the revolver was reset each year based on ONEOK’s outstanding debt plus an adjustment of 50 basis points for ONEOK’s cost to administer the program.

The weighted-average interest rate for the short-term notes payable to ONEOK was 0.92 percent for 2013. Principal under these notes payable beared interest based on ONEOK’s weighted-average cost of short-term debt, plus a utilization fee of 50 basis points, calculated monthly.

The following table shows ONEOK’s and its subsidiaries’ transactions with us included in the Statements of Income for the periods indicated:

Year Ended December 31,
2013
(Thousands of dollars)
Cost of natural gas	$226,582
Operations and maintenance
Direct employee labor and benefit costs	177,526
Allocated employee labor and benefit costs	29,955
Charges for general and administrative services	36,078
Depreciation and amortization	6,940
Other (income)/expense, net	(5,073)
Interest expense	60,930
Total	$532,938

Employee labor and benefit costs capitalized totaled $49.3 million for 2013. In addition, we recorded regulated utility revenue from ONEOK and its subsidiaries. This amount was immaterial for the period presented.

The remaining related party transactions prior to the separation were not material in 2014.

3.	CREDIT FACILITY AND SHORT-TERM NOTES PAYABLE

ONE Gas Credit Agreement - The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. The ONE Gas Credit Agreement also contains customary affirmative and negative covenants, including covenants relating to liens, indebtedness of subsidiaries, investments, changes in the nature of business, fundamental changes, transactions with affiliates, burdensome agreements, and use of proceeds. In the event of a breach of certain covenants by ONE Gas, amounts outstanding under the ONE Gas Credit Agreement may become due and payable immediately. At December 31, 2015, our total debt-to-capital ratio was 40 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement.

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

The ONE Gas Credit Agreement is available to repay the commercial paper notes, if necessary. Amounts outstanding under the commercial paper program reduce the borrowing capacity under the ONE Gas Credit Agreement. At December 31, 2015, we had $12.5 million of commercial paper and $1.0 million in letters of credit issued under the ONE Gas Credit Agreement, with no borrowings and $686.5 million of remaining credit available under the ONE Gas Credit Agreement. The weighted-average interest rate on our commercial paper was 0.70 percent and 0.32 percent at December 31, 2015 and 2014, respectively.

4.	LONG-TERM DEBT

Senior notes issuance - In January 2014, we issued senior notes, consisting of $300 million of 2.07 percent senior notes due 2019, $300 million of 3.61 percent senior notes due 2024 and $600 million of 4.658 percent senior notes due 2044 (collectively, our “Senior Notes”). The net proceeds were approximately $1.19 billion and were used to fund a one-time cash payment to ONEOK of approximately $1.13 billion as part of the separation. The remaining portion of the net proceeds was retained in order to provide sufficient financial flexibility and to support working capital requirements and capital expenditures.

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

Preferred Stock - At December 31, 2015, we have 50 million, $0.01 par value, authorized shares of preferred stock available. We have not issued or established any classes or series of shares of preferred stock.

Common Stock - At December 31, 2015, we had approximately 197.4 million shares of authorized common stock available for issuance.

Treasury Shares - We purchase treasury shares to be used to offset shares issued under our employee and non-employee director equity compensation and employee stock purchase plans. Our Board of Directors established an annual limit of $20 million of treasury stock purchases, exclusive of funds received through the dividend reinvestment and employee stock purchase plans. Stock purchases may be made in the open market or in private transactions at times, and in amounts that we deem appropriate. There is no guarantee as to the exact number of shares that we purchase, and we can terminate or limit the program at any time. We hold the purchased shares as treasury shares and account for them using the cost method.

Dividends Declared - In January 2016, a dividend of $0.35 per share ($1.40 per share on an annualized basis) was declared for shareholders of record on February 26, 2016, payable March 11, 2016.

6.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the balance in accumulated other comprehensive income (loss) for the period indicated:

Accumulated Other Comprehensive Income (Loss)
(Thousands of dollars)
January 1, 2014	$—
Transfers in upon separation	(3,393)
Pension and other postemployment benefit plans obligations
Other comprehensive income (loss) before reclassification, net of tax of $1,442	(2,096)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of $(198)	315
Other comprehensive income (loss)	(1,781)
December 31, 2014	(5,174)
Pension and other postemployment benefit plans obligations
Other comprehensive income (loss) before reclassification, net of tax of $(130)	209
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of $(353)	564
Other comprehensive income (loss)	773
December 31, 2015	$(4,401)

The following table sets forth the effect of reclassifications from accumulated other comprehensive income (loss) on our Statements of Income for the period indicated:

Details about Accumulated Other Comprehensive Income	Year Ended December 31,		Affected Line Item in the
(Loss) Components	2015	2014	Statements of Income
	(Thousands of dollars)
Pension and other postemployment benefit plan obligations (a)
Amortization of net loss	$47,494	$34,169
Amortization of unrecognized prior service cost	(1,962)	(1,211)
	45,532	32,958
Regulatory adjustments (b)	(44,615)	(32,445)
	917	513	Income before income taxes
	(353)	(198)	Income tax expense
Total reclassifications for the period	$564	$315	Net income
(a) These components of accumulated other comprehensive income (loss) are included in the computation of net periodic benefit cost. See Note 12 for additional information regarding our net periodic benefit cost.
(b) Regulatory adjustments represent pension and other postemployment benefit costs expected to be recovered through rates and are deferred as part of our regulatory assets. See Note 9 for additional information regarding our regulatory assets and liabilities.

7.	EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Year Ended December 31, 2015
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$119,030	52,578	$2.26
Diluted EPS Calculation
Effect of dilutive securities	—	676
Net income available for common stock and common stock equivalents	$119,030	53,254	$2.24

	Year Ended December 31, 2014
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$109,790	52,364	$2.10
Diluted EPS Calculation
Effect of dilutive securities	—	582
Net income available for common stock and common stock equivalents	$109,790	52,946	$2.07

	Year Ended December 31, 2013
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$99,195	52,319	$1.90
Diluted EPS Calculation
Effect of dilutive securities	—	—
Net income available for common stock and common stock equivalents	$99,195	52,319	$1.90

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

Derivative Instruments - At December 31, 2015, we held purchased natural gas call options for the heating season ending March 2016, with total notional amounts of 17.0 Bcf, for which we paid premiums of $5.8 million, and had a fair value of $0.4 million. At December 31, 2014, we held purchased natural gas call options for the heating season ended March 2015, with total notional amounts of 16.0 Bcf, for which we paid premiums of $6.4 million, and had a fair value of $0.1 million. The premiums paid and any cash settlements received are recorded as part of our unrecovered purchased-gas costs in current regulatory assets as these contracts are included in, and recoverable through, the purchased-gas cost adjustment mechanisms. Additionally, changes in fair value associated with these contracts are deferred as part of our unrecovered purchased-gas costs in our Balance Sheets. Our natural gas call options are classified as Level 1 as fair value amounts are based on unadjusted quoted prices in active markets including NYMEX-settled prices. There were no transfers between levels for the periods presented.

Other Financial Instruments - The approximate fair value of cash and cash equivalents, accounts receivable and accounts payable is equal to book value, due to the short-term nature of these items. Our cash and cash equivalents are comprised of bank and money market accounts, and are classified as Level 1.

Short-term notes payable and commercial paper are due upon demand and, therefore, the carrying amounts approximate fair value and are classified as Level 1. The book value of our long-term debt, including current maturities, was $1.2 billion at both December 31, 2015 and 2014. The estimated fair value of our long-term debt, including current maturities, was $1.2 billion and $1.3 billion at December 31, 2015 and 2014, respectively. The estimated fair value of our Senior Notes was determined using quoted market prices, and are considered Level 2.

9.	REGULATORY ASSETS AND LIABILITIES

The table below presents a summary of regulatory assets, net of amortization, and liabilities for the periods indicated:

		December 31, 2015
	Remaining Recovery Period	Current	Noncurrent	Total
		(Thousands of dollars)
Under-recovered purchased-gas costs	1 year	$13,336	$—	$13,336
Pension and other postemployment benefit costs	See Note 12	15,670	425,175	440,845
Weather normalization	1 year	2,198	—	2,198
Reacquired debt costs	12 years	812	8,919	9,731
Other	1 to 23 years	909	1,769	2,678
Total regulatory assets, net of amortization		32,925	435,863	468,788
Accumulated removal costs (a)	up to 50 years	—	(9,032)	(9,032)
Over-recovered purchased-gas costs	1 year	(22,884)	—	(22,884)
Ad valorem tax	1 year	(1,731)	—	(1,731)
Total regulatory liabilities		(24,615)	(9,032)	(33,647)
Net regulatory assets and liabilities		$8,310	$426,831	$435,141
(a) Included in other deferred credits in our Balance Sheets.

		December 31, 2014
	Remaining Recovery Period	Current	Noncurrent	Total
		(Thousands of dollars)
Under-recovered purchased-gas costs	1 year	$28,712	$—	$28,712
Pension and other postemployment benefit costs	See Note 12	18,108	466,684	484,792
Reacquired debt costs	13 years	812	9,730	10,542
Other	1 to 24 years	2,561	2,309	4,870
Total regulatory assets, net of amortization		50,193	478,723	528,916
Accumulated removal costs (a)	up to 50 years	—	(15,451)	(15,451)
Weather normalization	1 year	(16,516)	—	(16,516)
Over-recovered purchased-gas costs	1 year	(13,055)	—	(13,055)
Ad valorem tax	1 year	(2,896)	—	(2,896)
Total regulatory liabilities		(32,467)	(15,451)	(47,918)
Net regulatory assets and liabilities		$17,726	$463,272	$480,998
(a) Included in other deferred credits in our Balance Sheets.

Regulatory assets on our Balance Sheets, as authorized by the various regulatory authorities, are probable of recovery. Base rates are designed to provide a recovery of cost during the period rates are in effect but do not generally provide for a return on investment for amounts we have deferred as regulatory assets. All of our regulatory assets recoverable through base rates are subject to review by the respective regulatory authorities during future rate proceedings. We are not aware of any evidence that these costs will not be recoverable through either rate riders or base rates, and we believe that we will be able to recover such costs, consistent with our historical recoveries.

Purchased-gas costs represent the natural gas costs that have been over- or under-recovered from customers through the purchased-gas cost adjustment mechanisms, and includes natural gas utilized in our operations and premiums paid and any cash settlements received from our purchased natural gas call options.

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

Recovery through rates resulted in amortization of regulatory assets of approximately $1.6 million and $6.4 million for the years ended December 31, 2015 and 2014, respectively. Amortization of regulatory assets of approximately $32.0 million for the year ended December 31, 2013, included amounts recovered through rates totaling $21.8 million and $10.2 million related to certain transition costs as described above.

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

In January 2016, as a result of our rate case in Oklahoma, we recorded a regulatory asset of $2.4 million to recover certain information technology costs incurred as a result of our separation from ONEOK in 2014, which will be recovered over four years.

10.	PROPERTY, PLANT AND EQUIPMENT

The following table sets forth our property, plant and equipment by property type, for the periods indicated:

	December 31,	December 31,
	2015	2014
	(Thousands of dollars)
Natural gas distribution pipelines and related equipment	$4,114,090	$3,909,881
Natural gas transmission pipelines and related equipment	462,654	450,810
General plant and other	498,906	418,157
Construction work in process	57,032	71,353
Property, plant and equipment	5,132,682	4,850,201
Accumulated depreciation and amortization	(1,620,771)	(1,556,481)
Net property, plant and equipment	$3,511,911	$3,293,720

We compute depreciation expense for distribution operations by applying composite, straight-line rates approved by various regulatory authorities. The average depreciation rates for our property are set forth in the following table for the periods indicated:

Years Ended December 31,
2015	2014	2013
2.0% - 3.0%	2.0% - 3.0%	2.0% - 3.0%

We recorded capitalized interest of $2.6 million, $2.5 million and $1.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. We incurred liabilities for construction work in process that had not been paid at December 31, 2015, 2014 and 2013 of $15.0 million, $7.0 million and $10.5 million, respectively. Such amounts are not included in capital expenditures on the Statements of Cash Flows.

Amounts recorded for regulatory accounting purposes that were not reflected in our financial statements were not material for the years ended December 31, 2015 and 2014.

11.	SHARE-BASED PAYMENTS

The ONE Gas Equity Compensation Plan (ECP or ONE Gas Plan) provides for the granting of stock-based compensation, including incentive stock options, nonstatutory stock options, stock bonus awards, restricted stock awards, restricted stock unit awards, performance stock awards and performance unit awards to eligible employees and the granting of stock awards to nonemployee directors. We have reserved 2.8 million shares of common stock for issuance under the ECP. At December 31, 2015, we had approximately 1.4 million shares available for issuance under the ECP, which reflect shares issued and estimated shares expected to be issued upon vesting of outstanding awards granted under the plan, less forfeitures. The plan allows for the deferral of awards granted in stock or cash, in accordance with Internal Revenue Code section 409A requirements.

Prior to our separation, certain employees assigned to us in the separation participated in ONEOK’s share-based awards plans (ONEOK Plans). The ONEOK Plans provided for ONEOK common stock based awards to both employees and ONEOK’s nonemployee directors. The plans permitted the granting of various types of awards including, but not limited to, performance stock units and restricted stock units. Awards could be granted for no consideration other than prior and future services or based on certain financial performance targets. In connection with the separation, awards granted by ONEOK in 2012 and 2013 were cancelled and replaced with awards of ONE Gas shares. The number of restricted stock units held by a ONE Gas participant was multiplied by a ratio of 2.04 which was determined by the ONEOK volume-weighted average share price of $68.22 on January 31, 2014, and the ONE Gas volume-weighted average share price of $33.50 on February 3, 2014, rounded to the nearest whole share.

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

Compensation cost expensed for our share-based payment plans was $5.7 million, net of tax benefits of $3.5 million, for 2015, and $7.0 million, net of tax benefits of $4.4 million for 2014. Compensation cost charged to us for employees directly supporting our operations by ONEOK for 2013 totaled $9.7 million, respectively, which is net of $6.1 million of tax benefits.

Restricted Stock Unit Awards - We have granted restricted stock unit awards to key employees that vest over a service period of generally three years and entitle the grantee to receive shares of our common stock. The awards granted that replaced awards granted by ONEOK in 2012 vested, and 2013 will vest, consistent with their original vesting dates in 2015 and 2016, respectively. Restricted stock unit awards granted in 2015 and 2014 and that replaced awards granted by ONEOK in 2013 accrue dividend equivalents in the form of additional restricted stock units prior to vesting. Restricted stock unit awards are measured at fair value as if they were vested and issued on the grant date, reduced by expected dividend payments for awards that do not accrue dividends and adjusted for estimated forfeitures. Compensation expense is recognized on a straight-line basis over the vesting period of the award. A forfeiture rate of 3 percent per year based on historical forfeitures under our share-based payment plans is used.

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

If paid, the outstanding performance stock unit awards entitle the grantee to receive shares of our common stock. The outstanding performance stock unit awards are equity awards with a market-based condition, which results in the compensation expense for these awards being recognized on a straight-line basis over the requisite service period, provided that the requisite service period is fulfilled, regardless of when, if ever, the market condition is satisfied. The new performance stock unit awards granted in 2015 and 2014 and the grants that replaced awards granted by ONEOK in 2013 accrue dividend equivalents in the form of additional performance stock units prior to vesting. The fair value of these performance stock units was estimated on the grant date based on a Monte Carlo model. The compensation expense on these awards will only be adjusted for changes in forfeitures. A forfeiture rate of 3 percent per year based on historical forfeitures under our and, prior to the separation, ONEOK’s share-based payment plans was used.

Restricted Stock Unit Award Activity

As of December 31, 2015, there was $3.2 million of total unrecognized compensation costs related to the nonvested restricted stock unit awards, which is expected to be recognized over a weighted-average period of 1.8 years. The following tables set forth activity and various statistics for restricted stock unit awards outstanding under the respective plans for the period indicated:

	Number of Shares	Weighted- Average Price
Nonvested December 31, 2014	325,730	$23.47
Granted	75,880	$41.40
Vested	(162,280)	$18.32
Forfeited	(8,072)	$34.42
Nonvested December 31, 2015	231,258	$32.59

	2015	2014	2013
Weighted-average grant date fair value (per share)	$41.40	$33.19	$47.36
Fair value of shares granted (thousands of dollars)	$3,141	$3,149	$1,323

Performance Stock Unit Award Activity

As of December 31, 2015, there was $4.7 million of total unrecognized compensation cost related to the nonvested performance stock unit awards, which is expected to be recognized over a weighted-average period of 1.7 years. The following tables set forth activity and various statistics related to our performance stock unit awards and the assumptions used by us, and ONEOK prior to 2014, in the valuations of the 2015, 2014 and 2013 grants at the grant date:

	Number of Units	Weighted- Average Price
Nonvested December 31, 2014	847,951	$17.62
Granted	100,860	$44.48
Vested	(502,474)	$14.33
Forfeited	(7,087)	$30.22
Nonvested December 31, 2015	439,250	$27.35

	2015		2014		2013
Volatility	15.90%	(a)	18.40%	(a)	22.27%	(b)
Dividend yield	2.90%		3.37%		3.04%
Risk-free interest rate	1.10%		0.67%		0.42%
(a) - Volatility based on historical volatility over three years using daily stock price observations of our peer utilities.
(b) - Volatility based on historical volatility over three years using daily ONEOK stock price observations.

	2015	2014	2013
Weighted-average grant date fair value (per share)	$44.48	$35.98	$52.30
Fair value of shares granted (thousands of dollars)	$4,486	$4,462	$2,926

Employee Stock Purchase Plan

We have reserved a total of 0.7 million shares of common stock for issuance under our Employee Stock Purchase Plan (the ESPP).  Subject to certain exclusions, all employees who work at least 20 hours per week are eligible to participate in the ESPP.  Employees can choose to have up to 10 percent of their annual base pay withheld to purchase our common stock, subject to terms and limitations of the plan. The purchase price of the stock is 85 percent of the lower of the average market price of our common stock on the grant date or exercise date. Approximately 40 percent and 36 percent of employees participated in the plan in 2015 and 2014, respectively, and purchased 51,092 shares at $36.15 in 2015 and 51,418 shares at $32.29 in 2014. Compensation expense, before taxes, was $1.3 million and $0.4 million in 2015 and 2014, respectively. All eligible employees of ONEOK were eligible to participate in a similar ESPP plan, but enrollment of our employees in that plan was terminated upon the separation. Compensation expense, before tax, charged to us by ONEOK for employees who directly supported our operations was $2.7 million for 2013.

Employee Stock Award Program

Under the program, each time the per-share closing price of our common stock on the NYSE closed for the first time at or above each $1.00 increment above its previous historical high closing price, we issued, for no monetary consideration, one share of our common stock to all eligible employees. The total number of shares of our common stock authorized for issuance under this program is 125,000. Shares issued to employees under this program during 2015 and 2014 totaled 23,506 and 35,324, and compensation expense, before taxes, related to the Employee Stock Award Program was $1.1 million and $2.5 million for 2015 and 2014, respectively. Compensation expense, before taxes, charged to us by ONEOK related to a similar program to ours that was administered by ONEOK for employees who directly supported our operations was $4.2 million for 2013.

12.	EMPLOYEE BENEFIT PLANS

Retirement and Other Postemployment Benefit Plans

Prior to separation, certain employees participated in the Plans sponsored by ONEOK. We accounted for the Plans as multiemployer benefit plans. These defined benefit pension and other postemployment benefit costs included amounts associated with vested participants who are no longer employees. As described in Note 2, prior to 2014, ONEOK also charged us for the allocated cost of certain employees of ONEOK who provided general and administrative services on our behalf. ONEOK included an allocation of the benefit costs associated with these ONEOK employees based upon its allocation methodology, not necessarily specific to the employees providing general and administrative services on our behalf.

Retirement Plans - We have a defined benefit pension plan covering nonbargaining-unit employees hired before January 1, 2005, and certain bargaining-unit employees hired before December 15, 2011. Nonbargaining unit employees hired after December 31, 2004; employees represented by Local No. 304 of the International Brotherhood of Electrical Workers (IBEW) hired on or after July 1, 2010; employees represented by the United Steelworkers hired on or after December 15, 2011; and employees who accepted a one-time opportunity to opt out of the defined benefit pension plan are covered by a profit-sharing plan. Certain employees of the Texas Gas Services division were entitled to benefits under a frozen cash-balance pension plan. In addition, we have a supplemental executive retirement plan for the benefit of certain officers. No new participants in the supplemental executive retirement plan have been approved since 2005, and it was formally closed to new participants as of January 1, 2014. We fund our defined benefit pension costs at a level needed to maintain or exceed the minimum funding levels required by the Employee Retirement Income Security Act of 1974, as amended, and the Pension Protection Act of 2006. Pension expense was $38.0 million and $27.1 million in 2015 and 2014, respectively, prior to regulatory deferrals. Pension expense charged to us by ONEOK for employees directly supporting our operations totaled $35.0 million for 2013, prior to regulatory deferrals.

Other Postemployment Benefit Plans - We sponsor health and welfare plans that provide postemployment medical and life insurance benefits to certain employees who retire with at least five years of service. The postemployment medical plan is contributory based on hire date, age and years of service, with retiree contributions adjusted periodically, and contains other cost-sharing features such as deductibles and coinsurance. Other postemployment benefit expense was $5.0 million and $5.9 million in 2015 and 2014, respectively, prior to regulatory deferrals. Other postemployment benefit expense charged to us by ONEOK for employees directly supporting our operations totaled $12.3 million for 2013, prior to regulatory deferrals.

Plan Amendments - In October 2015, plan amendments were approved to merge our frozen cash-balance defined benefit pension plan covering certain Texas Gas Service employees with our defined benefit pension plan covering certain eligible employees. In addition, we announced to eligible pre-65 participants in our postemployment medical plans a change from a self-insured postemployment medical plan to a plan providing participants an annual benefit that will allow them to select coverage on a healthcare exchange. As a result, we remeasured the respective plan assets and benefit obligations, effective October 1, 2015, which resulted in a reduction in benefit obligations of our postemployment benefit plan of $11.9 million. Net periodic benefit cost for the plans in 2015 was reduced by $3.4 million.

Actuarial Assumptions - The following table sets forth the weighted-average assumptions used to determine benefit obligations for pension and postemployment benefits for the periods indicated:

	December 31,
	2015	2014
Discount rate	4.75%	4.25%
Compensation increase rate	3.35% - 3.40%	3.30% - 3.50%

The following table sets forth the weighted-average assumptions used by us, and ONEOK prior to 2014, to determine the periodic benefit costs for the periods indicated:

	Nine Months Ended September 30,	Three Months Ended December 31,	Years Ended December 31,
	2015	2015	2014	2013
Discount rate - pension plans	4.25%	4.75%	5.25%	4.25%
Discount rate - other postemployment plans	4.25%	4.75%	5.00%	4.00%
Expected long-term return on plan assets	7.75%	7.75%	7.75%	8.25%
Compensation increase rate	3.30% - 3.50%	3.30% - 3.50%	3.35% - 3.50%	3.45% - 3.50%

We determine our overall expected long-term rate of return on plan assets, based on our review of historical returns and economic growth models. At December 31, 2014, we updated our assumed mortality rates to incorporate the new set of mortality tables issued by the Society of Actuaries in October 2014.

We determine our discount rates annually.  We estimate our discount rate based upon a comparison of the expected cash flows associated with our future payments under our defined benefit pension and other postemployment obligations to a hypothetical bond portfolio created using high-quality bonds that closely match expected cash flows.  Bond portfolios are developed by selecting a bond for each of the next 60 years based on the maturity dates of the bonds.  Bonds selected to be included in the portfolios are only those rated by Moody’s as AA- or better and exclude callable bonds, bonds with less than a minimum issue size, yield outliers and other filtering criteria to remove unsuitable bonds.

Regulatory Treatment - The OCC, KCC and regulatory authorities in Texas have approved the recovery of pension costs and other postemployment benefits costs through rates for Oklahoma Natural Gas, Kansas Gas Service and Texas Gas Service, respectively. The costs recovered through rates are based on current funding requirements and the net periodic benefit cost for defined benefit pension and other postemployment costs. Differences, if any, between the expense and the amount recovered through rates would be reflected in earnings, net of authorized deferrals.

We historically have recovered defined benefit pension and other postemployment benefit costs through rates. We believe it is probable that regulators will continue to include the net periodic pension and other postemployment benefit costs in our cost of service.

Obligations and Funded Status - In connection with the separation from ONEOK, we entered into an Employee Matters Agreement with ONEOK, which provides that our employees no longer participate in benefit plans sponsored or maintained by ONEOK as of the separation date. Effective January 1, 2014, the ONEOK defined benefit pension plans and other postemployment benefit plans transferred assets and obligations related to those employees transferring to ONE Gas and vested participants who are no longer employees to the new ONE Gas plans. As a result, we recorded sponsored pension and other postemployment plan obligations of approximately $1.1 billion, and sponsored defined benefit pension and other postemployment plan assets of approximately $1.0 billion, which are reflected below as our balances at the beginning of the period. Additionally, as a result of the transfer of unrecognized losses from ONEOK, our regulatory assets and deferred income taxes increased $331 million and $86 million, respectively.

The following table sets forth our defined benefit pension and other postemployment benefit plans, benefit obligations and fair value of plan assets for the periods indicated:

	Pension Benefits		Other Postemployment Benefits
	December 31,		December 31,
	2015	2014	2015	2014
Changes in Benefit Obligation	(Thousands of dollars)
Benefit obligation, beginning of period	$1,028,171	$863,620	$257,688	$239,171
Service cost	13,660	11,620	3,257	3,468
Interest cost	43,542	43,791	10,628	11,605
Plan participants’ contributions	—	—	2,915	2,642
Actuarial loss (gain)	(47,607)	159,275	(19,702)	14,998
Benefits paid	(52,142)	(50,135)	(14,632)	(14,196)
Plan amendment	—	—	(11,901)	—
Benefit obligation, end of period	985,624	1,028,171	228,253	257,688

Change in Plan Assets
Fair value of plan assets, beginning of period	845,396	840,699	151,777	147,237
Actual return on plan assets	(9,026)	53,907	1,335	6,912
Employer contributions	933	925	14,100	9,182
Plan participants’ contributions	—	—	2,915	2,642
Benefits paid	(52,142)	(50,135)	(14,632)	(14,196)
Fair value of assets, end of period	785,161	845,396	155,495	151,777
Balance at December 31	$(200,463)	$(182,775)	$(72,758)	$(105,911)

Current liabilities	$(912)	$(907)	$—	$—
Noncurrent liabilities	(199,551)	(181,868)	(72,758)	(105,911)
Balance at December 31	$(200,463)	$(182,775)	$(72,758)	$(105,911)

The accumulated benefit obligation for our defined benefit pension plans was $934.3 million and $970.7 million at December 31, 2015 and 2014, respectively.

There are no plan assets expected to be withdrawn and returned to us in 2016.

Components of Net Periodic Benefit Cost - The following table sets forth the components of net periodic benefit cost for our defined benefit pension and other postemployment benefit plans for the period indicated:

	Pension Benefits
	Year Ended December 31,
	2015	2014
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$13,660	$11,620
Interest cost	43,542	43,791
Expected return on assets	(61,769)	(59,862)
Amortization of unrecognized prior service cost	266	549
Amortization of net loss	42,226	30,200
Settlements	27	773
Net periodic benefit cost	$37,952	$27,071

	Other Postemployment Benefits
	Year Ended December 31,
	2015	2014
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$3,257	$3,468
Interest cost	10,628	11,605
Expected return on assets	(11,892)	(11,393)
Amortization of unrecognized prior service cost	(2,228)	(1,760)
Amortization of net loss	5,268	3,969
Net periodic benefit cost	$5,033	$5,889

Other Comprehensive Income (Loss) - The following table sets forth the amounts recognized in other comprehensive income (loss) related to our defined benefit pension benefits for the period indicated:

	Pension Benefits
	Year Ended December 31,
	2015	2014
	(Thousands of dollars)
Net gain (loss) arising during the period	$339	$(3,543)
Amortization of loss	917	518
Deferred income taxes	(483)	1,244
Total recognized in other comprehensive income (loss)	$773	$(1,781)

There were no amounts recognized in other comprehensive income (loss) related to our other postemployment benefits for the periods presented.

The tables below sets forth the amounts in accumulated other comprehensive income (loss) that had not yet been recognized as components of net periodic benefit expense for the periods indicated:

	Pension Benefits
	December 31,
	2015	2014
	(Thousands of dollars)
Prior service credit (cost)	$—	$(266)
Accumulated loss	(407,798)	(426,862)
Accumulated other comprehensive loss before regulatory assets	(407,798)	(427,128)
Regulatory asset for regulated entities	400,625	418,699
Accumulated other comprehensive loss after regulatory assets	(7,173)	(8,429)
Deferred income taxes	2,772	3,255
Accumulated other comprehensive loss, net of tax	$(4,401)	$(5,174)

	Other Postemployment Benefits
	December 31,
	2015	2014
	(Thousands of dollars)
Prior service credit (cost)	$14,010	$4,337
Accumulated loss	(50,447)	(64,861)
Accumulated other comprehensive loss before regulatory assets	(36,437)	(60,524)
Regulatory asset for regulated entities	36,437	60,524
Accumulated other comprehensive loss after regulatory assets	—	—
Deferred income taxes	—	—
Accumulated other comprehensive loss, net of tax	$—	$—

The following tables set forth the amounts recognized in either accumulated comprehensive income (loss) or regulatory assets expected to be recognized as components of net periodic benefit expense in the next fiscal year:

	Pension Benefits	Other Postemployment Benefits
Amounts to be recognized in 2016	(Thousands of dollars)
Prior service credit (cost)	$—	$(3,633)
Actuarial net loss	$35,542	$4,608

Health Care Cost Trend Rates - The following table sets forth the assumed health care cost-trend rates for the periods indicated:

	2015	2014
Health care cost-trend rate assumed for next year	4.00% - 7.50%	4.00% - 7.75%
Rate to which the cost-trend rate is assumed to decline (the ultimate trend rate)	4.00% - 5.00%	4.00% - 5.00%
Year that the rate reaches the ultimate trend rate	2022	2022

Assumed health care cost-trend rates have a significant effect on the amounts reported for our health care plans. A one percentage point change in assumed health care cost-trend rates would have the following effects:

	One Percentage	One Percentage
	Point Increase	Point Decrease
	(Thousands of dollars)
Effect on total of service and interest cost	$263	$(266)
Effect on other postemployment benefit obligation	$3,655	$(3,752)

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

The following tables set forth our pension benefits and other postemployment benefits plan assets by fair value category as of the measurement date:

	Pension Benefits
	December 31, 2015
Asset Category	Level 1	Level 2	Level 3	Total
	(Thousands of dollars)
Investments:
Equity securities (a)	$405,935	$62,150	$—	$468,085
Government obligations	—	44,651	—	44,651
Corporate obligations (b)	—	139,396	—	139,396
Cash and money market funds (c)	5,429	10,279	—	15,708
Insurance contracts and group annuity contracts	—	—	56,465	56,465
Other investments (d)	2,884	—	57,972	60,856
Total assets	$414,248	$256,476	$114,437	$785,161
(a) - This category represents securities of the various market sectors from diverse industries.
(b) - This category represents bonds from diverse industries.
(c) - This category is primarily money market funds.
(d) - This category represents alternative investments such as hedge funds and other financial instruments.

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
(a) - This category represents securities of the various market sectors from diverse industries.
(b) - This category represents bonds from diverse industries.
(c) - This category is primarily money market funds.
(d) - This category represents alternative investments such as hedge funds.

	Other Postemployment Benefits
	December 31, 2015
Asset Category	Level 1	Level 2	Level 3	Total
	(Thousands of dollars)
Investments:
Equity securities (a)	$54,560	$7,498	$—	$62,058
Government obligations	—	64	—	64
Corporate obligations (b)	—	200	—	200
Cash and money market funds (c)	233	13,322	—	13,555
Insurance contracts and group annuity contracts	—	79,531	—	79,531
Other investments (d)	4	—	83	87
Total assets	$54,797	$100,615	$83	$155,495
(a) - This category represents securities of the various market sectors from diverse industries.
(b) - This category represents bonds from diverse industries.
(c) - This category is primarily money market funds.
(d) - This category represents alternative investments such as hedge funds.

	Other Postemployment Benefits
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
(a) - This category represents securities of the various market sectors from diverse industries.
(b) - This category represents bonds from diverse industries.
(c) - This category is primarily money market funds.
(d) - This category represents alternative investments such as hedge funds.

The following table sets forth the reconciliation of Level 3 fair value measurements of our pension plans for the periods indicated:

	Pension Benefits
	Insurance Contracts	Other Investments	Total
	(Thousands of dollars)
January 1, 2014	$63,454	$73,590	$137,044
Net realized and unrealized gains (losses)	3,446	(15,676)	(12,230)
Settlements	(7,023)	—	(7,023)
December 31, 2014	$59,877	$57,914	$117,791
Net realized and unrealized gains	2,188	58	2,246
Settlements	(5,600)	—	(5,600)
December 31, 2015	$56,465	$57,972	$114,437

Contributions - During 2015, we contributed $0.9 million to our defined benefit pension plans and we contributed $14.1 million to our other postemployment benefit plans. In 2016, we expect to contribute $0.9 million to our defined benefit pension plans and expect to contribute $5.8 million to our other postemployment benefit plans.

Pension and Other Postemployment Benefit Payments - Benefit payments for our defined benefit pension and other postemployment benefit plans for the period ended December 31, 2015 were $52.1 million and $14.6 million, respectively. The following table sets forth the pension benefits and other postemployment benefits payments expected to be paid in 2016-2025:

	Pension Benefits	Other Postemployment Benefits
Benefits to be paid in:	(Thousands of dollars)
2016	$53,359	$14,116
2017	$54,710	$13,875
2018	$56,201	$14,435
2019	$57,238	$14,956
2020	$58,901	$15,406
2021 through 2025	$311,194	$81,175

The expected benefits to be paid are based on the same assumptions used to measure our benefit obligation at December 31, 2015, and include estimated future employee service.

Other Employee Benefit Plans

401(k) Plan - We have a 401(k) Plan which covers all full-time employees, and employee contributions are discretionary. We match 100 percent of each participant’s eligible contribution up to 6 percent of each participant’s eligible compensation, subject to certain limits. Our contributions made to the plan were $10.2 million and $9.7 million 2015 and 2014, respectively. Prior to our separation, ONEOK maintained a similar 401(k) Plan and compensation expense charged to us for employees who directly supported our operations by ONEOK totaled $8.3 million in 2013 for ONEOK’s matching contributions to this plan.

Profit-Sharing Plan - We have a profit-sharing plan for all employees that do not participate in our defined benefit pension plan. We plan to make a contribution to the profit-sharing plan each quarter equal to 1 percent of each participant’s eligible compensation during the quarter. Additional discretionary employer contributions may be made at the end of each year. Employee contributions are not allowed under the plan. Our contributions made to the plan were $6.5 million and $4.0 million in 2015 and 2014, respectively. ONEOK maintained a similar Profit-Sharing Plan and compensation expense associated with ONEOK’s contributions made to the plan for employees who directly supported our operations prior to the separation were $1.6 million in 2013.

Employee Deferred Compensation Plan - Our Nonqualified Deferred Compensation Plan provides select employees with the option to defer portions of their compensation and provides nonqualified deferred compensation benefits that are not available due to limitations on employer and employee contributions to qualified defined contribution plans under the federal tax laws. Contributions made to the plan were not material in 2015 and 2014. ONEOK maintained a similar plan and contributions made to the plan for employees who directly supported our operations prior to the separation were not material in 2013.

13.	INCOME TAXES

The following table sets forth our provision for income taxes for the periods indicated:

	Years Ended December 31,
	2015	2014	2013
	(Thousands of dollars)
Current income tax provision
Federal	$7,135	$17,006	$—
State	2,055	1,397	67
Total current income tax provision	9,190	18,403	67
Deferred income tax provision
Federal	56,440	42,024	53,562
State	7,349	7,911	8,643
Total deferred income tax provision	63,789	49,935	62,205
Total provision for income taxes	$72,979	$68,338	$62,272

The following table is a reconciliation of our income tax provision for the periods indicated:

	Years Ended December 31,
	2015	2014	2013
	(Thousands of dollars)
Income before income taxes	$192,009	$178,128	$161,467
Federal statutory income tax rate	35%	35%	35%
Provision for federal income taxes	67,203	62,345	56,513
State income taxes, net of federal tax benefit	6,114	6,051	5,661
Other, net	(338)	(58)	98
Total provision for income taxes	$72,979	$68,338	$62,272

Prior to our separation from ONEOK, our operations were included in the consolidated federal and state income tax returns of ONEOK. Our income tax provision was calculated on a separate return basis. Accordingly, we recognized deferred tax assets and liabilities for the difference between the financial statement and income tax basis of assets and liabilities and carry-forward items, based on income tax laws and rates existing at the time the temporary differences are expected to reverse as if we had been a corporation for federal and state income tax purposes. In addition, ONEOK managed its tax position based upon the tax attributes of the consolidated group. Certain attributes may not be available to use if we had been operating as an independent company.

The following table sets forth the tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities for the periods indicated:

	December 31,
	2015	2014
	(Thousands of dollars)
Deferred tax assets
Employee benefits and other accrued liabilities	$110,148	$128,715
Net operating loss	—	8,144
Other	7,848	5,655
Total deferred tax assets	117,996	142,514
Deferred tax liabilities
Excess of tax over book depreciation	897,667	820,853
Purchased-gas cost adjustment	3,999	16,177
Other regulatory assets and liabilities, net	168,115	193,159
Total deferred tax liabilities	1,069,781	1,030,189
Net deferred tax liabilities	$951,785	$887,675

At December 31, 2015 and 2014, we had income taxes receivable of $38.9 million and $43.8 million, respectively.

Prior to our separation from ONEOK, we were included in the ONEOK income tax returns for all applicable years. We file income tax returns in the United States federal jurisdiction as well as in the states where we have operations. In 2015, we filed our initial United States consolidated federal tax return for the period February 1, 2014 through December 31, 2014.

We have adopted ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” early to simplify our financial reporting process and have applied it prospectively for the period beginning October 1, 2015. Prior periods were not retrospectively adjusted.

14.	COMMITMENTS AND CONTINGENCIES

Commitments - Operating leases represent future minimum lease payments under noncancelable leases covering office space, facilities and information technology hardware and software. Rental expense was $5.0 million in each of 2015 and 2014 and $4.8 million in 2013. The following table sets forth our operating lease payments for the periods indicated:

Operating Leases
(Millions of dollars)
2016	$4.6
2017	4.5
2018	4.2
2019	3.5
2020	3.3
Thereafter	7.0
Total	$27.1

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

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during 2015, 2014 and 2013. A number of environmental issues may exist with respect to manufactured gas plants.  With the trend toward stricter standards, greater regulation and more extensive permit requirements for the types of assets operated by us that are subject to environmental regulation, our environmental expenditures could increase in the future, and such expenditures may not be fully covered by insurance or recoverable in rates from our customers, and those costs may adversely affect our financial condition, results of operations and cash flows.

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

15.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2015
	(Thousands of dollars)
Revenues	$676,531	$256,786	$225,226	$389,149
Net margin	$262,978	$176,837	$170,502	$231,416
Operating income	$109,005	$31,270	$24,951	$73,903
Net income	$60,381	$12,076	$7,371	$39,202
Earnings per share
Basic	$1.15	$0.23	$0.14	$0.75
Diluted	$1.13	$0.23	$0.14	$0.74

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2014
	(Thousands of dollars)
Revenues	$766,178	$296,838	$241,522	$514,368
Net margin	$259,836	$176,493	$166,452	$224,176
Operating income	$109,353	$26,812	$19,119	$70,010
Net income	$59,076	$9,454	$4,653	$36,607
Earnings per share
Basic	$1.13	$0.18	$0.09	$0.70
Diluted	$1.13	$0.18	$0.09	$0.69

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their reports which are included herein (Item 8).

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Registrant

Information concerning our directors is set forth in our 2016 definitive Proxy Statement and is incorporated herein by this reference.

Executive Officers of the Registrant

Information concerning our executive officers is included in Part I, Item 1, Business, of this Annual Report.

Compliance with Section 16(a) of the Exchange Act

Information on compliance with Section 16(a) of the Exchange Act is set forth in our 2016 definitive Proxy Statement and is incorporated herein by this reference.

Code of Ethics

Information concerning the code of ethics, or code of business conduct, is set forth in our 2016 definitive Proxy Statement and is incorporated herein by this reference.

Nominating Procedures

Information concerning the nominating procedures is set forth in our 2016 definitive Proxy Statement and is incorporated herein by this reference.

The Audit Committee

Information concerning the Audit Committee is set forth in our 2016 definitive Proxy Statement and is incorporated herein by this reference.

The Audit Committee Financial Experts

Information concerning the Audit Committee Financial Experts is set forth in our 2016 definitive Proxy Statement and is incorporated herein by this reference.

The Executive Compensation Committee

Information concerning the Executive Compensation Committee is set forth in our 2016 definitive Proxy Statement and is incorporated herein by this reference.

The Corporate Governance Committee

Information concerning the Corporate Governance Committee is set forth in our 2016 definitive Proxy Statement and is incorporated herein by this reference.

The Executive Committee

Information concerning the Executive Committee is set forth in our 2016 definitive Proxy Statement and is incorporated herein by this reference.

Committee Charters

The full text of our Audit Committee charter, Executive Compensation Committee charter, Corporate Governance Committee charter and Executive Committee charter are published on and may be printed from our website at www.onegas.com and are also available from our corporate secretary upon request.

ITEM 11.    EXECUTIVE COMPENSATION

Information on executive compensation is set forth in our 2016 definitive Proxy Statement and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

Information concerning the ownership of certain beneficial owners is set forth in our 2016 definitive Proxy Statement and is incorporated herein by this reference.

Security Ownership of Management

Information on security ownership of directors and officers is set forth in our 2016 definitive Proxy Statement and is incorporated herein by this reference.

Equity Compensation Plan Information

The following table sets forth certain information concerning our equity compensation plans as of December 31, 2015:

	Number of Securities Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities in Column (a))
Plan Category	(a)	(b)		(c)
Equity compensation plans approved by security holders (1)	—	$—	(3)	2,191,002
Equity compensation plans not approved by security holders (2)	—	$—		612,410
Total	—	$—		2,803,412
(1) Includes restricted stock incentive units and performance-unit awards granted under our Equity Compensation Plan and our Nonqualified Deferred Compensation Plan for Nonemployee Directors. For a brief description of the material features of this plan, see Note 12 of the Notes to Financial Statements in this Annual Report.
(2) Includes shares granted under our Employee Stock Purchase Plan and Employee Stock Award Program. For a brief description of the material features of these plans, see Note 11 of the Notes to Financial Statements in this Annual Report. Column (c) includes 546,234 and 66,176 shares available for future issuance under our Employee Stock Purchase Plan and Employee Stock Award Program, respectively.
(3) Compensation deferred into our common stock under our Employee Non-Qualified Deferred Compensation Plan and Deferred Compensation Plan for Nonemployee Directors is distributed to participants at fair market value on the date of distribution. The price used for these plans to calculate the weighted-average exercise price in the table is $50.17, which represents the year-end closing price of our common stock on the NYSE.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information on certain relationships and related transactions and director independence is set forth in our 2016 definitive Proxy Statement and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information on the principal accountant’s fees and services is set forth in our 2016 definitive Proxy Statement and is incorporated herein by this reference.

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements		Page No.

(a)	Report of Independent Registered Public Accounting Firm	45

(b)	Statements of Income for the years ended December 31, 2015, 2014 and 2013	46

(c)	Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013	47

(d)	Balance Sheets as of December 31, 2015 and 2014	48-49

(e)	Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013	51

(f)	Statements of Equity for the years ended December 31, 2015, 2014 and 2013	52-53

(g)	Notes to Financial Statements	54-81

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

10.12	ONE Gas, Inc. Equity Compensation Plan (incorporated by reference to Exhibit 10.13 to ONE Gas, Inc.’s Registration Statement on Form 10, Amendment No. 2 filed on December 23, 2013 (File No. 1-36108)).

10.13	Form of 2014 Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.13 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 25, 2014 (File No. 1-36108)).

10.14	Form of 2014 Performance Unit Award Agreement (incorporated by reference to Exhibit 10.14 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 25, 2014 (File No. 1-36108)).

10.15	Form of 2013 Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.15 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 25, 2014 (File No. 1-36108)).

10.16	Form of 2013 Performance Unit Award Agreement (incorporated by reference to Exhibit 10.16 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 25, 2014 (File No. 1-36108)).

10.17	ONE Gas, Inc. Equity Compensation Plan (incorporated by reference to Appendix A to ONE Gas, Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 1, 2015 (File No. 1-36108)).

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

10.21	Form of Commercial Paper Dealer Agreement (incorporated by reference to Exhibit 10.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on September 10, 2014 (File No. 1-36108)).

10.22	Form of 2015 Performance Unit Award Agreement (incorporated by reference to Exhibit 10.2 to ONE Gas, Inc.’s Quarterly Report on Form 10-Q filed on April 30, 2015 (File 1-36108)).

10.23	Form of 2015 Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.3 to ONE Gas, Inc.’s Quarterly Report on Form 10-Q filed on April 30, 2015 (File 1-36108)).

10.24	Form of 2016 Performance Unit Award Agreement.

10.25	Form of 2016 Restricted Unit Award Agreement.

12.1	Computation of Ratio of Earnings to Fixed Charges for the years ended December 31, 2015, 2014, 2013, 2012 and 2011.

21.1	Subsidiaries of ONE Gas, Inc.

23.1	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP.

31.1	Certification of Pierce H. Norton II pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Curtis L. Dinan pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Pierce H. Norton II pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Curtis L. Dinan pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101. PRE	XBRL Presentation Linkbase Document.

101.DEF	XBRL Extension Definition Linkbase Document.

Attached as Exhibit 101 to this Annual Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Statements of Income for the years ended December 31, 2015, 2014 and 2013; (iii) Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013; (iv) Balance Sheets for the years ended December 31, 2015 and 2014; (v) Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; (vi) Statements of Equity for the years ended December 31, 2015, 2014 and 2013; and (vii) Notes to Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Annual Report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 18, 2016		ONE Gas, Inc.
Registrant

	By:	/s/ Curtis L. Dinan
Curtis L. Dinan
Senior Vice President,
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 18th day of February 2016.

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