Form 10-Q
period 2016-03-31
ONE Gas, Inc.
filed 2016-05-03
CIK 1587732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016.
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
Yes __ No X

On April 26, 2016, the Company had 52,161,391 shares of common stock outstanding.

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

We also make available on our website the Interactive Data Files required to be submitted and posted pursuant to Rule 405 of Regulation S-T.

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

Annual Report	Annual Report on Form 10-K for the year ended December 31, 2015
Bcf	Billion cubic feet
CERCLA	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
Clean Air Act	Federal Clean Air Act, as amended
Clean Water Act	Federal Water Pollution Control Amendments of 1972, as amended
CNG	Compressed natural gas
DOT	United States Department of Transportation
EPA	United States Environmental Protection Agency
EPARR	El Paso Annual Rate Review
EPS	Earnings per share
EPSA	El Paso Service Area
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	Accounting principles generally accepted in the United States of America
GRIP	Texas Gas Reliability Infrastructure Program
GSRS	Kansas Gas System Reliability Surcharge
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ONE Gas, Inc.
STATEMENTS OF INCOME
	Three Months Ended
	March 31,
(Unaudited)	2016	2015
	(Thousands of dollars, except per share amounts)
Revenues	$508,364	$676,531
Cost of natural gas	235,729	413,553
Net margin	272,635	262,978
Operating expenses
Operations and maintenance	106,131	106,561
Depreciation and amortization	34,684	31,630
General taxes	15,747	15,782
Total operating expenses	156,562	153,973
Operating income	116,073	109,005
Other income	18	813
Other expense	(455)	(454)
Interest expense, net	(10,847)	(11,169)
Income before income taxes	104,789	98,195
Income taxes	(40,046)	(37,814)
Net income	$64,743	$60,381

Earnings per share
Basic	$1.23	$1.15
Diluted	$1.22	$1.13

Average shares (thousands)
Basic	52,519	52,707
Diluted	53,107	53,446
Dividends declared per share of stock	$0.35	$0.30
See accompanying Notes to the Financial Statements.

ONE Gas, Inc.
STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(Unaudited)	2016	2015
	(Thousands of dollars)
Net income	$64,743	$60,381
Other comprehensive income (loss), net of tax
Change in pension and other postemployment benefit plan liability, net of tax of $(72) and $(88), respectively	116	140
Total other comprehensive income (loss), net of tax	116	140
Comprehensive income	$64,859	$60,521
See accompanying Notes to the Financial Statements.

ONE Gas, Inc.
BALANCE SHEETS

	March 31,	December 31,
(Unaudited)	2016	2015
Assets	(Thousands of dollars)
Property, plant and equipment
Property, plant and equipment	$5,196,788	$5,132,682
Accumulated depreciation and amortization	1,639,054	1,620,771
Net property, plant and equipment	3,557,734	3,511,911
Current assets
Cash and cash equivalents	52,657	2,433
Accounts receivable, net	195,158	216,343
Materials and supplies	29,708	33,325
Income tax receivable	—	38,877
Natural gas in storage	80,553	142,153
Regulatory assets	42,741	32,925
Other current assets	16,794	16,789
Total current assets	417,611	482,845
Goodwill and other assets
Regulatory assets	421,559	435,863
Goodwill	157,953	157,953
Other assets	43,247	46,193
Total goodwill and other assets	622,759	640,009
Total assets	$4,598,104	$4,634,765
See accompanying Notes to the Financial Statements.

ONE Gas, Inc.
BALANCE SHEETS
(Continued)
	March 31,	December 31,
(Unaudited)	2016	2015
Equity and Liabilities	(Thousands of dollars)
Equity and long-term debt
Common stock, $0.01 par value: authorized 250,000,000 shares; issued 52,598,005 shares and outstanding 52,161,588 shares at March 31, 2016; issued 52,598,005 and outstanding 52,259,224 shares at December 31, 2015	$526	$526
Paid-in capital	1,754,899	1,764,875
Retained earnings	141,180	95,046
Accumulated other comprehensive income (loss)	(4,285)	(4,401)
Treasury stock, at cost: 436,417 shares at March 31, 2016 and 338,781 shares at December 31, 2015	(25,133)	(14,491)
Total equity	1,867,187	1,841,555
Long-term debt, excluding current maturities and net of issuance costs of $9,449 and $9,645, respectively	1,191,854	1,191,660
Total equity and long-term debt	3,059,041	3,033,215
Current liabilities
Current maturities of long-term debt	7	7
Notes payable	—	12,500
Accounts payable	59,887	107,482
Accrued interest	7,654	18,873
Accrued taxes other than income	37,784	37,249
Accrued liabilities	15,000	31,470
Customer deposits	62,423	60,325
Regulatory liabilities	20,089	24,615
Other current liabilities	25,749	11,700
Total current liabilities	228,593	304,221
Deferred credits and other liabilities
Deferred income taxes	967,943	951,785
Employee benefit obligations	268,081	272,309
Other deferred credits	74,446	73,235
Total deferred credits and other liabilities	1,310,470	1,297,329
Commitments and contingencies
Total liabilities and equity	$4,598,104	$4,634,765
See accompanying Notes to the Financial Statements.

This page intentionally left blank.

ONE Gas, Inc.
STATEMENTS OF CASH FLOWS
	Three Months Ended
	March 31,
(Unaudited)	2016	2015
	(Thousands of dollars)
Operating activities
Net income	$64,743	$60,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,684	31,630
Deferred income taxes	16,113	10,460
Share-based compensation expense	4,101	2,484
Provision for doubtful accounts	1,384	896
Changes in assets and liabilities:
Accounts receivable	19,801	17,003
Materials and supplies	3,617	949
Income tax receivable	38,877	38,210
Natural gas in storage	61,600	104,023
Asset removal costs	(14,171)	(8,168)
Accounts payable	(40,060)	(53,777)
Accrued interest	(11,219)	(11,237)
Accrued taxes other than income	535	3,117
Accrued liabilities	(16,470)	(12,371)
Customer deposits	2,098	853
Regulatory assets and liabilities	(593)	63,434
Other assets and liabilities	14,999	(6,797)
Cash provided by operating activities	180,039	241,090
Investing activities
Capital expenditures	(75,261)	(54,914)
Other	392	—
Cash used in investing activities	(74,869)	(54,914)
Financing activities
Repayments of notes payable, net	(12,500)	(42,000)
Repurchase of common stock	(24,066)	—
Issuance of common stock	—	2,156
Dividends paid	(18,380)	(15,773)
Cash used in financing activities	(54,946)	(55,617)
Change in cash and cash equivalents	50,224	130,559
Cash and cash equivalents at beginning of period	2,433	11,943
Cash and cash equivalents at end of period	$52,657	$142,502
See accompanying Notes to the Financial Statements.

ONE Gas, Inc.
STATEMENT OF EQUITY

(Unaudited)	Common Stock Issued	Common Stock	Paid-in Capital
	(Shares)	(Thousands of dollars)

January 1, 2016	52,598,005	$526	$1,764,875
Net income	—	—	—
Other comprehensive income	—	—	—
Repurchase of common stock	—	—	—
Common stock issued and other	—	—	(10,205)
Common stock dividends - $0.35 per share	—	—	229
March 31, 2016	52,598,005	$526	$1,754,899
See accompanying Notes to the Financial Statements.

ONE Gas, Inc.
STATEMENT OF EQUITY
(Continued)
(Unaudited)	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	(Thousands of dollars)

January 1, 2016	$95,046	$(14,491)	$(4,401)	$1,841,555
Net income	64,743	—	—	64,743
Other comprehensive income	—	—	116	116
Repurchase of common stock	—	(24,066)	—	(24,066)
Common stock issued and other	—	13,424	—	3,219
Common stock dividends - $0.35 per share	(18,609)	—	—	(18,380)
March 31, 2016	$141,180	$(25,133)	$(4,285)	$1,867,187
See accompanying Notes to the Financial Statements.

ONE Gas, Inc.
NOTES TO THE FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC. These statements also have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The 2015 year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes in our Annual Report. Due to the seasonal nature of our business, the results of operations for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for a 12-month period.

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

Segments - We operate in one reportable business segment: regulated public utilities that deliver natural gas to residential, commercial, industrial, wholesale, public authority and transportation customers. The accounting policies for our segment are the same as described in Note 1 of our Notes to the Financial Statements in our Annual Report. We evaluate our financial performance principally on operating income. For the three months ended March 31, 2016, and 2015, we had no single external customer from which we received 10 percent or more of our gross revenues.

Recently Issued Accounting Standards Update - In March 2016, the FASB issued ASU 2016-12, “Improvements to Employee Share-Based Payment Accounting,” which includes various new aspects to simplify how share-based payments are accounted for and presented in the financial statements. The new standard will modify several aspects of the accounting and reporting for employee share-based payments and related tax accounting impacts, including the presentation in the statements of operations and cash flows. This new guidance is required to be adopted for our interim and annual reports for periods beginning after December 15, 2016.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which prescribes recognizing lease assets and liabilities on the balance sheet and includes disclosure of key information about leasing arrangements. We are evaluating the impact of this issued guidance, which is required to be adopted for our interim and annual reports for periods beginning after December 15, 2018.

In August 2015, the FASB issued ASU 2015-15, “Interest-Imputation of Interest (Subtopic 835-30),” which addresses the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. We adopted this guidance in the current Quarterly Report, and it did not have an impact on our financial position or results of operations.

In April 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. We adopted this guidance in the current Quarterly Report, and have applied the changes retrospectively to all periods presented. We have presented such amounts as a direct deduction from the face amount of our long-term debt, rather than in other assets as a deferred charge in our Balance Sheets. Amortization of the debt issuance costs continues to be reported as interest expense in our Statements of Income.

In April 2015, the FASB issued ASU 2015-05, “Intangibles-Goodwill and Other-Internal-Use Software,” which helps entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. We adopted this guidance prospectively in the current Quarterly Report, and it did not have a material impact on our financial position or results of operations.

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

2.	REGULATORY ASSETS AND LIABILITIES

The tables below present a summary of regulatory assets, net of amortization, and liabilities for the periods indicated:

	March 31, 2016
	Current	Noncurrent	Total
	(Thousands of dollars)
Under-recovered purchased-gas costs	$1,092	$—	$1,092
Pension and postemployment benefit costs	23,058	407,444	430,502
Weather normalization	15,678	—	15,678
Reacquired debt costs	812	8,717	9,529
Other	2,101	5,398	7,499
Total regulatory assets, net of amortization	42,741	421,559	464,300
Accumulated removal costs (a)	—	(6,923)	(6,923)
Over-recovered purchased-gas costs	(18,852)	—	(18,852)
Ad valorem tax	(1,237)	—	(1,237)
Total regulatory liabilities	(20,089)	(6,923)	(27,012)
Net regulatory assets (liabilities)	$22,652	$414,636	$437,288
(a) Included in other deferred credits in our Balance Sheets.

	December 31, 2015
	Current	Noncurrent	Total
	(Thousands of dollars)
Under-recovered purchased-gas costs	$13,336	$—	$13,336
Pension and postemployment benefit costs	15,670	425,175	440,845
Weather normalization	2,198	—	2,198
Reacquired debt costs	812	8,919	9,731
Other	909	1,769	2,678
Total regulatory assets, net of amortization	32,925	435,863	468,788
Accumulated removal costs (a)	—	(9,032)	(9,032)
Over-recovered purchased-gas costs	(22,884)	—	(22,884)
Ad valorem tax	(1,731)	—	(1,731)
Total regulatory liabilities	(24,615)	(9,032)	(33,647)
Net regulatory assets (liabilities)	$8,310	$426,831	$435,141
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

In January 2016, as a result of the OCC’s approval of our rate case in Oklahoma, we recorded a regulatory asset of $2.4 million to recover certain information technology costs incurred as a result of our separation from ONEOK in 2014, which will be recovered over four years.

3.	CREDIT FACILITY AND SHORT-TERM NOTES PAYABLE

The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. At March 31, 2016, our debt-to-capital ratio was 39 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement.

We have a commercial paper program under which we may issue unsecured commercial paper up to a maximum amount of $700 million to fund short-term borrowing needs. The maturities of the commercial paper notes may vary but may not exceed 270 days from the date of issue. The commercial paper notes are generally sold at par less a discount representing an interest factor.

The ONE Gas Credit Agreement is available to repay the commercial paper notes, if necessary. Amounts outstanding under the commercial paper program reduce the borrowing capacity under the ONE Gas Credit Agreement. At March 31, 2016, we had no short-term borrowings, $1.0 million in letters of credit issued under the ONE Gas Credit Agreement and $699.0 million of remaining credit available under the ONE Gas Credit Agreement.

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

Treasury Shares - In the first quarter of 2016, we repurchased approximately 407 thousand shares of our common stock for approximately $24.1 million.

Dividends - In May 2016, a dividend of $0.35 per share ($1.40 per share on an annualized basis) was declared for shareholders of record on May 16, 2016, payable June 1, 2016.

6.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the effect of reclassifications from accumulated other comprehensive income (loss) in our Statements of Income for the periods indicated:

	Three Months Ended
Details about Accumulated Other Comprehensive	March 31,		Affected Line Item in the
Income (Loss) Components	2016	2015	Statements of Income
	(Thousands of dollars)
Pension and other postemployment benefit plan obligations (a)
Amortization of net loss	$10,037	$12,565
Amortization of unrecognized prior service cost	(908)	(373)
	9,129	12,192
Regulatory adjustments (b)	(8,941)	(11,964)
	188	228	Income before income taxes
	(72)	(88)	Income tax expense
Total reclassifications for the period	$116	$140	Net income
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

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Three Months Ended March 31, 2016
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$64,743	52,519	$1.23
Diluted EPS Calculation
Effect of dilutive securities	—	588
Net income available for common stock and common stock equivalents	$64,743	53,107	$1.22

	Three Months Ended March 31, 2015
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$60,381	52,707	$1.15
Diluted EPS Calculation
Effect of dilutive securities	—	739
Net income available for common stock and common stock equivalents	$60,381	53,446	$1.13

8.	EMPLOYEE BENEFIT PLANS

The following tables set forth the components of net periodic benefit cost for our pension and other postemployment benefit plans for the periods indicated:

	Pension Benefits
	Three Months Ended
	March 31,
	2016	2015
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$3,014	$3,524
Interest cost	11,387	10,652
Expected return on assets	(15,296)	(15,362)
Amortization of unrecognized prior service cost	—	67
Amortization of net loss	8,886	11,055
Net periodic benefit cost	$7,991	$9,936

	Other Postemployment Benefits
	Three Months Ended
	March 31,
	2016	2015
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$638	$849
Interest cost	2,627	2,666
Expected return on assets	(3,071)	(2,908)
Amortization of unrecognized prior service cost	(908)	(440)
Amortization of net loss	1,151	1,510
Net periodic benefit cost	$437	$1,677

We recover qualified pension benefit plan and other postemployment benefit plan costs through rates charged to our customers. Certain utility commissions require that the recovery of these costs be based on specific guidelines. The difference between these regulatory-based amounts and the periodic benefit cost calculated pursuant to GAAP is deferred as a regulatory asset or liability and amortized to expense over periods in which this difference will be recovered in rates, as authorized by the applicable utility commission.

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

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three months ended March 31, 2016 and 2015. We do not expect expenditures for these matters to have a material adverse effect on our financial condition, results of operations or cash flows.

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

In April 2016, PHMSA published a notice of proposed rulemaking (NPRM) in the Federal Register to revise pipeline safety regulations applicable to the safety of onshore natural gas transmission and gathering pipelines. Proposals include changes to the integrity management requirements and changes to address issues with other requirements. The potential capital and operating expenditures related to the Pipeline Safety, Regulatory Certainty and Job Creation Act are currently being evaluated. The NPRM has a comment period of 60 days.

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

Derivative Instruments -  At March 31, 2016, we had no purchased natural gas call options. At December 31, 2015, we held purchased natural gas call options for the heating season ended March 2016, with total notional amounts of 17.0 Bcf, for which we paid premiums of $5.8 million, and had a fair value of $0.4 million. The premiums paid and any cash settlements received are recorded as part of our unrecovered purchased-gas costs in current regulatory assets as these contracts are included in, and recoverable through, the purchased-gas cost adjustment mechanisms. Additionally, changes in fair value associated with these contracts are deferred as part of our unrecovered purchased-gas costs in our Balance Sheets. Our natural gas call options are classified as Level 1 as fair value amounts are based on unadjusted quoted prices in active markets including NYMEX-settled prices. There were no transfers between levels for the three months ended March 31, 2016 and 2015.

Other Financial Instruments - The approximate fair value of cash and cash equivalents, accounts receivable and accounts payable is equal to book value, due to the short-term nature of these items. Our cash and cash equivalents are comprised of bank and money market accounts, and are classified as Level 1.

Short-term notes payable and commercial paper are due upon demand and, therefore, the carrying amounts approximate fair value and are classified as Level 1. The book value of our long-term debt, including current maturities, was $1.2 billion at both March 31, 2016 and December 31, 2015. The estimated fair value of our long-term debt, including current maturities, was $1.3 billion and $1.2 billion at March 31, 2016 and December 31, 2015, respectively. The estimated fair value of our Senior Notes at March 31, 2016 and December 31, 2015, was determined using quoted market prices, and are considered Level 2.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited financial statements and the Notes to the Financial Statements in this Quarterly Report, as well as our Annual Report.  Due to the seasonal nature of our business, the results of operations for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for a 12-month period.

RECENT DEVELOPMENTS

Dividend - In May 2016, a dividend of $0.35 per share ($1.40 per share on an annualized basis) was declared for shareholders of record on May 16, 2016, payable June 1, 2016.

Regulatory Activities - Oklahoma - In March 2016, Oklahoma Natural Gas filed its energy-efficiency program true-up application for its 2015 program year, requesting a utility incentive of $1.9 million and a program true-up adjustment of $3.1 million. This filing also seeks approval for the demand portfolio of conservation and energy efficiency programs for calendar years 2017 through 2019.

In July 2015, Oklahoma Natural Gas filed a request with the OCC for an increase in base rates, reflecting system investments and operating costs necessary to maintain the safety and reliability of its natural gas distribution system. In January 2016, the OCC approved a joint stipulation and settlement agreement to allow an increase in revenue of $29,995,000. We also recorded a regulatory asset of $2.4 million to recover certain information technology costs incurred as a result of our separation from ONEOK in 2014, which will be recovered over four years. The agreement set Oklahoma Natural Gas’ authorized return on equity at 9.5 percent, which represents the midpoint of the allowed range of 9.0 to 10.0 percent and a rate base of approximately $1.2 billion. The agreement includes the continuation, with certain modifications, of the Performance Based Rate Change tariff that was established in 2009. Oklahoma Natural Gas expects to make its next Performance Based Rate Change filing on or before March 15, 2017.

Kansas - In May 2016, Kansas Gas Service filed a request with the KCC for an increase in base rates, reflecting system investments and operating costs necessary to maintain the safety and reliability of its natural gas distribution system. Kansas Gas Service’s request, if approved, represents a net base rate increase of $28.0 million. Kansas Gas Service is already recovering $7.4 million from customers through the GSRS, resulting in a total base rate increase of $35.4 million. The filing is based on a 10.0 percent return on equity and a 55.0 percent common equity ratio. The filing represents a rate base of $903 million, compared with $826 million included in existing base rates plus previously approved GSRS-eligible investments. Since the last general rate case, Kansas Gas Service has invested $230 million in its systems and facilities. The company’s filing also includes a proposed Cost of Service Adjustment mechanism that would reset rates annually, based on a review of the previous year’s financial results. The proposed rate mechanism is intended to reduce the need to file full rate cases, thereby saving on costs associated with these traditional rate cases. In accordance with Kansas law, the KCC has 240 days to consider Kansas Gas Service’s filing.

In August 2015, Kansas Gas Service submitted an application to the KCC requesting an increase of approximately $2.4 million related to its GSRS. In November 2015, the KCC approved the $2.4 million increase effective December 2015.

Texas - Texas Gas Service expects to file a rate case in its Central Texas jurisdiction, which includes the city of Austin, on or before June 30, 2016. The filing is expected to include a proposal to consolidate the South Texas service area with the Central Texas service area.

In December 2015, Texas Gas Service filed a rate case requesting an increase in revenues of $3.1 million for its Galveston and South Jefferson County service areas.  The filing included a request to consolidate these two service areas into a new Gulf Coast service area. Texas Gas Service filed this rate case directly with the incorporated cities and the RRC for the unincorporated areas. Texas Gas Service has reached a unanimous settlement agreement with representatives of the incorporated cities and the staff of the RRC on behalf of the unincorporated areas for an increase in revenues of $2.3 million. With the receipt of final approvals, new rates are effective on May 4, 2016.

In March 2015, Texas Gas Service filed under the annual rate review mechanism called EPARR, requesting an increase in revenues of $9.4 million in the City of El Paso and surrounding incorporated cities in the EPSA. The filing included a request to include a payroll adjustment which would increase revenues by an additional $1.8 million, for a total increase in revenues of $11.2 million.  In August 2015, Texas Gas Service and the incorporated cities in the EPSA reached an agreement on a rate increase of $8.0 million to take effect in August 2015. In April 2015, Texas Gas Service filed with the RRC under the GRIP statute, requesting an increase of $0.4 million in revenues for the unincorporated areas of the EPSA. GRIP is a capital-recovery mechanism that allows for a rate adjustment providing recovery of and a return on incremental capital investments made between rate cases. The RRC approved the filing in July 2015.

In November 2015, Texas Gas Service notified the EPSA that it would be filing a full rate case in lieu of the EPARR in 2016. On March 30, 2016, Texas Gas Service filed a rate case requesting an increase in revenues of $12.8 million for the EPSA and its Dell City and Permian service areas. The filing included a request to consolidate these three service areas into a new West Texas service area. Texas Gas Service filed this rate case directly with the incorporated cities of the EPSA and Dell City service areas and the RRC for the unincorporated areas. If approved, new rates are expected to be effective in October 2016.

Texas Gas Service received approval for rate relief under the GRIP statute with the City of Austin, Texas, and surrounding communities in May 2015, for approximately $3.7 million. The new rates became effective in June 2015.

In the normal course of business, Texas Gas Service has filed rate cases and sought GRIP and cost-of-service adjustments in various other Texas jurisdictions to address investments in rate base and changes in expenses. Annual rate increases totaling $4.8 million associated with these filings were approved in 2015.

FINANCIAL RESULTS AND OPERATING INFORMATION

Selected Financial Results - The following table sets forth certain selected financial results for our operations for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2016 vs. 2015
Financial Results	2016	2015	Increase (Decrease)
	(Millions of dollars, except percentages)
Natural gas sales	$471.4	$636.8	$(165.4)	(26)%
Transportation revenues	29.8	31.4	(1.6)	(5)%
Cost of natural gas	235.7	413.6	(177.9)	(43)%
Net margin, excluding other revenues	265.5	254.6	10.9	4%
Other revenues	7.1	8.4	(1.3)	(15)%
Net margin	272.6	263.0	9.6	4%
Operating costs	121.8	122.4	(0.6)	—%
Depreciation and amortization	34.7	31.6	3.1	10%
Operating income	$116.1	$109.0	$7.1	7%
Capital expenditures	$75.3	$54.9	$20.4	37%

The following table sets forth our net margin, excluding other revenues, by type of customer, for the periods indicated:

	Three Months Ended		Three Months
Net Margin, Excluding Other	March 31,		2016 vs. 2015
Revenues	2016	2015	Increase (Decrease)
Natural gas sales	(Millions of dollars, except percentages)
Residential	$194.7	$184.1	$10.6	6%
Commercial and industrial	38.8	37.0	1.8	5%
Wholesale and public authority	2.2	2.1	0.1	5%
Net margin on natural gas sales	235.7	223.2	12.5	6%
Transportation revenues	29.8	31.4	(1.6)	(5)%
Net margin, excluding other revenues	$265.5	$254.6	$10.9	4%

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

	Three Months Ended		Three Months
	March 31,		2016 vs. 2015
Net Margin on Natural Gas Sales	2016	2015	Increase (Decrease)
Net margin on natural gas sales	(Millions of dollars, except percentages)
Fixed margin	$141.9	$129.3	$12.6	10%
Variable margin	93.8	93.9	(0.1)	—%
Net margin on natural gas sales	$235.7	$223.2	$12.5	6%

Net margin increased $9.6 million for the three months ended March 31, 2016, compared with the same period last year, due primarily to the following:

•	an increase of $13.8 million from new rates in Oklahoma and Texas; and

•	an increase of $1.0 million in residential sales due primarily to net customer growth in Oklahoma and Texas; offset partially by

•	a decrease of $2.8 million due to lower sales volumes, net of weather normalization, primarily from warmer weather in the first quarter of 2016 compared with first quarter of 2015; and

•	a decrease of $1.9 million due primarily to lower transportation volumes from weather-sensitive customers in Kansas and Oklahoma.

Operating costs decreased $0.6 million for the three months ended March 31, 2016, compared with the same period last year, due primarily to the following:

•	a decrease of $2.5 million in outside services, fleet and other costs;

•
a decrease of $2.4 million from the deferral of certain information technology costs incurred as a result of our separation from ONEOK in 2014 that was approved in Oklahoma as a regulatory asset in the recent rate proceeding; and

•	a decrease of $1.3 million in information technology costs; offset partially by

•	an increase of $3.6 million in employee-related costs; and

•	an increase of $2.8 million in legal-related costs.

Depreciation and amortization expense increased $3.1 million for the three months ended March 31, 2016, compared with the same period last year, due primarily to an increase in depreciation of $2.4 million from our capital expenditures being placed in service and an increase of $0.8 million in the amortization associated with the ad valorem surcharge rider in Kansas.

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

Capital expenditures increased $20.4 million for the three months ended March 31, 2016, compared with the same period last year, due primarily to increased system integrity activities and extending service to new areas, which was facilitated by warmer and drier weather in the first quarter of 2016.

Selected Operating Information - The following tables set forth certain selected operating information for the periods indicated:

	Three Months Ended								Variances
	March 31,								2016 vs. 2015
(in thousands)	2016				2015				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	793	586	611	1,990	788	586	606	1,980	5	—	5	10
Commercial and industrial	74	51	35	160	74	51	35	160	—	—	—	—
Wholesale and public authority	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	6	1	12	5	6	1	12	—	—	—	—
Total customers	872	643	650	2,165	867	643	645	2,155	5	—	5	10

	Three Months Ended
	March 31,
Volumes (MMcf)	2016	2015
Natural gas sales
Residential	51,686	60,112
Commercial and industrial	14,488	17,144
Wholesale and public authority	943	1,109
Total volumes sold	67,117	78,365
Transportation	59,220	60,772
Total volumes delivered	126,337	139,137

Total volumes delivered decreased for the three months ended March 31, 2016, compared with the same period last year, due primarily to warmer temperatures in 2016. The impact on residential and commercial margins was mitigated significantly by weather-normalization mechanisms.

Wholesale sales represent contracted natural gas volumes that exceed the needs of our residential, commercial and industrial customer base and are available for sale to other parties. The impact to net margin from changes in volumes associated with these customers is minimal.

	Three Months Ended
	March 31,
	2016		2015		2016 vs 2015	2016	2015
Heating Degree Days	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	1,565	1,775	1,911	1,803	(18)%	88%	106%
Kansas	2,120	2,502	2,515	2,502	(16)%	85%	101%
Texas	865	994	1,102	994	(22)%	87%	111%

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

Short-term Financing - The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. At March 31, 2016, our debt-to-capital ratio was 39 percent, and we were in compliance with all covenants under the ONE Gas Credit Agreement.

We have a commercial paper program under which we may issue unsecured commercial paper up to a maximum amount of $700 million to fund short-term borrowing needs. The maturities of the commercial paper notes may vary but may not exceed 270 days from the date of issue. The commercial paper notes are generally sold at par less a discount representing an interest factor.

The ONE Gas Credit Agreement is available to repay the commercial paper notes, if necessary. Amounts outstanding under the commercial paper program reduce the borrowing capacity under the ONE Gas Credit Agreement. At March 31, 2016, we had no short-term borrowings and $1.0 million in letters of credit issued under the ONE Gas Credit Agreement. At March 31, 2016, we had approximately $52.7 million of cash and cash equivalents and $699.0 million of remaining credit available under the ONE Gas Credit Agreement. The total amount of short-term borrowings authorized by ONE Gas’ Board of Directors is $1.2 billion.

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

Credit Ratings - Our credit ratings as of March 31, 2016, were:

Rating Agency	Rating	Outlook
Moody’s	A2	Stable
S&P	A-	Stable

Our commercial paper is currently rated Prime-1 by Moody’s and A-2 by S&P. We intend to maintain strong credit metrics while we pursue a balanced approach to capital investment and a return of capital to shareholders via a dividend that we believe will be competitive with our peer group.

Pension and Other Postemployment Benefit Plans - Information about our pension and other postemployment benefits plans, including anticipated contributions, is included under Note 12 of the ONE Gas Notes to the Financial Statements in our Annual Report. See Note 8 of the Notes to the Financial Statements in this Quarterly Report for additional information.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Three Months Ended		Variances
	March 31,		2016 vs. 2015
	2016	2015	Increase (Decrease)
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$180.0	$241.1	$(61.1)
Investing activities	(74.8)	(54.9)	(19.9)
Financing activities	(54.9)	(55.6)	0.7
Change in cash and cash equivalents	50.3	130.6	(80.3)
Cash and cash equivalents at beginning of period	2.4	11.9	(9.5)
Cash and cash equivalents at end of period	$52.7	$142.5	$(89.8)

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

Cash flows from operating activities, before changes in operating assets and liabilities, increased for the three months ended March 31, 2016, compared with the same period in 2015. The increase was due primarily to changes in net margin and operating income discussed in Financial Results and Operating Information, and the positive impact on deferred income taxes from bonus depreciation.

The net decrease in cash flows from operating assets and liabilities was due primarily to declining natural gas purchase costs. We purchase natural gas for storage during the second and third quarters and withdraw gas from storage for our heating season during the first and fourth quarters. With lower gas costs for the 2015/2016 heating season compared with the 2014/2015 hearting season, the value of natural gas withdrawn from storage was lower resulting in less cash collected as our storage was utilized. Additionally, in the first quarter of 2015, our net over-recovered purchased gas costs increased by $59.7 million. In the first quarter of 2016, our net over-recovered purchased gas costs increased by $8.2 million. The change in the recoveries between periods also contributed to the decrease in cash flows from operating assets and liabilities.

Investing Cash Flows - Cash used in investing activities increased for the three months ended March 31, 2016, compared with the prior period, due primarily to higher capital expenditures during the three months ended March 31, 2016. Capital expenditures for fiscal 2016 are expected to be comparable to fiscal 2015.

Financing Cash Flows - Cash used in financing activities for the three months ended March 31, 2016, approximated the prior period, due primarily to a decrease in repayments of notes payable, offset by purchases of treasury stock.

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

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three months ended March 31, 2016 and 2015. We do not expect expenditures for these matters to have a material adverse effect on our financial condition, results of operations or cash flows.

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

In April 2016, PHMSA published a notice of proposed rulemaking (NPRM) in the Federal Register to revise pipeline safety regulations applicable to the safety of onshore natural gas transmission and gathering pipelines. Proposals include changes to the integrity management requirements and changes to address issues with other requirements. The potential capital and operating expenditures related to Pipeline Safety, Regulatory Certainty and Job Creation Act regulations are currently being evaluated. The NPRM has a comment period of 60 days.

Air and Water Emissions - The Clean Air Act, the Clean Water Act, and analogous state laws and/or regulations promulgated thereunder, impose restrictions and controls regarding the discharge of pollutants into the air and water in the United States. Under the Clean Air Act, a federally enforceable operating permit is required for sources of significant air emissions. We may be required to incur certain capital expenditures for air-pollution-control equipment in connection with obtaining or maintaining permits and approvals for sources of air emissions. We do not expect that these expenditures will have a material impact on our respective results of operations, financial position or cash flows. The Clean Water Act imposes substantial potential liability for the removal of pollutants discharged to waters of the United States and remediation of waters affected by such discharge.

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

We participate in the EPA’s Natural Gas STAR Program to voluntarily reduce methane emissions. We continue to focus on maintaining low rates of lost-and-unaccounted-for natural gas through expanded implementation of best practices to limit the release of natural gas during pipeline and facility maintenance and operations. Additionally, in March 2016, we were one of 40 founding partners to launch the EPA’s Natural Gas STAR Methane Challenge Program, whereby oil and natural gas companies agree to promote and track commitments to reduce methane emissions beyond what is federally required.

Regulatory - Several regulatory initiatives impacted the earnings and future earnings potential of our business.  See discussion of our regulatory initiatives in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

IMPACT OF NEW ACCOUNTING STANDARDS

Information about the impact of new accounting standards, if any, is included in Note 1 of the Notes to the Financial Statements in this Quarterly Report.

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

•
our ability to secure reliable, competitively priced and flexible natural gas transportation and supply, including decisions by natural gas producers to reduce production or shut-in producing natural gas wells and expiration of existing supply, and transportation and storage arrangements that are not replaced with contracts with similar terms and pricing;

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

Counterparty Credit Risk

We assess the creditworthiness of our customers. Those customers who do not meet minimum standards are required to provide security, including deposits and other forms of collateral, when appropriate. With more than 2 million customers across three states, we are not exposed materially to a concentration of credit risk. We maintain a provision for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, consideration of the current credit environment and other information. In most jurisdictions, we are able to recover the natural gas cost component of our uncollectible accounts through our purchased-gas cost adjustment mechanisms.

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the three months ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information relating to our purchases of our common stock for the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 1 - 30, 2016	—	—	—
February 1 - 29, 2016	100,842	$58.41	100,842
March 1 - 31, 2016	306,373	$59.33	306,373
Total	407,215	$59.10	407,215	$53,666	(a)

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

The following exhibits are filed as part of this Quarterly Report:

Exhibit No.	Exhibit Description

10.1	Form of 2016 Performance Unit Award Agreement (incorporated by reference to Exhibit 10.24 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 18, 2016 (File No. 1-36108)).

10.2	Form of 2016 Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.25 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 18, 2016 (File No. 1-36108)).

31.1	Certification of Pierce H. Norton II pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Curtis L. Dinan pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Pierce H. Norton II pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Curtis L. Dinan pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101. PRE	XBRL Presentation Linkbase Document.

101.DEF	XBRL Extension Definition Linkbase Document.

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Statements of Income for the three months ended March 31, 2016 and 2015; (iii) Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015; (iv) Balance Sheets at March 31, 2016 and December 31, 2015; (v) Statements of Cash Flows for the three months ended March 31, 2016 and 2015; (vi) Statement of Equity for the three months ended March 31, 2016; and (vii) Notes to the Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 3, 2016		ONE Gas, Inc.
Registrant

	By:	/s/ Curtis L. Dinan
Curtis L. Dinan
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)