Form 10-Q
period 2016-06-30
ONE Gas, Inc.
filed 2016-08-02
CIK 1587732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016.
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
Yes __ No X

On July 25, 2016, the Company had 52,241,448 shares of common stock outstanding.

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

We also make available on our website the Interactive Data Files required to be submitted and posted pursuant to Rule 405 of Regulation S-T.

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

Annual Report	Annual Report on Form 10-K for the year ended December 31, 2015
ASU	Accounting Standards Update
Bcf	Billion cubic feet
CERCLA	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
Clean Air Act	Federal Clean Air Act, as amended
Clean Water Act	Federal Water Pollution Control Amendments of 1972, as amended
DOT	United States Department of Transportation
EPA	United States Environmental Protection Agency
EPARR	El Paso Annual Rate Review
EPS	Earnings per share
EPSA	El Paso Service Area
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States of America
GRIP	Texas Gas Reliability Infrastructure Program
GSRS	Kansas Gas System Reliability Surcharge
Heating Degree Day or HDD
A measure designed to reflect the demand for energy needed for heating based on the extent to which the daily average temperature falls below a reference temperature for which no heating is required, usually 65 degrees Fahrenheit

KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
LDCs	Local distribution companies
MMcf	Million cubic feet
Moody’s	Moody’s Investors Service, Inc.
NYMEX	New York Mercantile Exchange
OCC	Oklahoma Corporation Commission
ONE Gas	ONE Gas, Inc.
ONE Gas Credit Agreement	ONE Gas’ $700 million revolving credit agreement, which expires January, 2019
ONEOK	ONEOK, Inc. and its subsidiaries
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
Pipeline Safety, Regulatory Certainty and Job Creation Act	Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011, as amended
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
RRC	Railroad Commission of Texas
S&P	S&P Global Ratings
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Separation and Distribution Agreement	Separation and Distribution Agreement dated January 14, 2014, between ONEOK and ONE Gas
XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ONE Gas, Inc.
STATEMENTS OF INCOME
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2016	2015	2016	2015
	(Thousands of dollars, except per share amounts)
Revenues	$245,923	$256,786	$754,288	$933,317
Cost of natural gas	56,457	79,949	292,186	493,502
Net margin	189,466	176,837	462,102	439,815
Operating expenses
Operations and maintenance	97,119	99,422	203,250	205,983
Depreciation and amortization	35,565	33,006	70,249	64,636
General taxes	13,161	13,139	28,908	28,921
Total operating expenses	145,845	145,567	302,407	299,540
Operating income	43,621	31,270	159,695	140,275
Other income	416	72	434	885
Other expense	(314)	(502)	(769)	(956)
Interest expense, net	(10,848)	(11,190)	(21,695)	(22,359)
Income before income taxes	32,875	19,650	137,665	117,845
Income taxes	(12,575)	(7,574)	(52,621)	(45,388)
Net income	$20,300	$12,076	$85,044	$72,457

Earnings per share
Basic	$0.39	$0.23	$1.62	$1.37
Diluted	$0.38	$0.23	$1.61	$1.36

Average shares (thousands)
Basic	52,386	52,767	52,452	52,737
Diluted	52,836	53,438	52,972	53,437
Dividends declared per share of stock	$0.35	$0.30	$0.70	$0.60
See accompanying Notes to the Financial Statements.

ONE Gas, Inc.
STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2016	2015	2016	2015
	(Thousands of dollars)
Net income	$20,300	$12,076	$85,044	$72,457
Other comprehensive income (loss), net of tax
Change in pension and other postemployment benefit plan liability, net of tax of $(73), $(88), $(145) and $(176), respectively	115	142	231	282
Total other comprehensive income (loss), net of tax	115	142	231	282
Comprehensive income	$20,415	$12,218	$85,275	$72,739
See accompanying Notes to the Financial Statements.

ONE Gas, Inc.
BALANCE SHEETS

	June 30,	December 31,
(Unaudited)	2016	2015
Assets	(Thousands of dollars)
Property, plant and equipment
Property, plant and equipment	$5,259,066	$5,132,682
Accumulated depreciation and amortization	1,647,585	1,620,771
Net property, plant and equipment	3,611,481	3,511,911
Current assets
Cash and cash equivalents	54,257	2,433
Accounts receivable, net	115,265	216,343
Materials and supplies	32,618	33,325
Income tax receivable	708	38,877
Natural gas in storage	103,741	142,153
Regulatory assets	54,645	32,925
Other current assets	20,222	16,789
Total current assets	381,456	482,845
Goodwill and other assets
Regulatory assets	410,648	435,863
Goodwill	157,953	157,953
Other assets	49,294	46,193
Total goodwill and other assets	617,895	640,009
Total assets	$4,610,832	$4,634,765
See accompanying Notes to the Financial Statements.

ONE Gas, Inc.
BALANCE SHEETS
(Continued)
	June 30,	December 31,
(Unaudited)	2016	2015
Equity and Liabilities	(Thousands of dollars)
Equity and long-term debt
Common stock, $0.01 par value: authorized 250,000,000 shares; issued 52,598,005 shares and outstanding 52,240,948 shares at June 30, 2016; issued 52,598,005 and outstanding 52,259,224 shares at December 31, 2015	$526	$526
Paid-in capital	1,756,799	1,764,875
Retained earnings	142,996	95,046
Accumulated other comprehensive income (loss)	(4,170)	(4,401)
Treasury stock, at cost: 357,057 shares at June 30, 2016 and 338,781 shares at December 31, 2015	(20,563)	(14,491)
Total equity	1,875,588	1,841,555
Long-term debt, excluding current maturities and net of issuance costs of $9,251 and $9,645, respectively	1,192,050	1,191,660
Total equity and long-term debt	3,067,638	3,033,215
Current liabilities
Current maturities of long-term debt	7	7
Notes payable	—	12,500
Accounts payable	59,983	107,482
Accrued interest	18,926	18,873
Accrued taxes other than income	31,676	37,249
Accrued liabilities	15,314	31,470
Customer deposits	61,438	60,325
Regulatory liabilities	19,675	24,615
Other current liabilities	10,965	11,700
Total current liabilities	217,984	304,221
Deferred credits and other liabilities
Deferred income taxes	987,906	951,785
Employee benefit obligations	263,869	272,309
Other deferred credits	73,435	73,235
Total deferred credits and other liabilities	1,325,210	1,297,329
Commitments and contingencies
Total liabilities and equity	$4,610,832	$4,634,765
See accompanying Notes to the Financial Statements.

This page intentionally left blank.

ONE Gas, Inc.
STATEMENTS OF CASH FLOWS
	Six Months Ended
	June 30,
(Unaudited)	2016	2015
	(Thousands of dollars)
Operating activities
Net income	$85,044	$72,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,249	64,636
Deferred income taxes	36,031	13,152
Share-based compensation expense	7,451	3,684
Provision for doubtful accounts	2,757	2,099
Changes in assets and liabilities:
Accounts receivable	98,321	181,949
Materials and supplies	707	(4,171)
Income tax receivable	38,169	31,644
Natural gas in storage	38,412	65,409
Asset removal costs	(27,672)	(20,902)
Accounts payable	(42,897)	(92,371)
Accrued interest	53	16
Accrued taxes other than income	(5,573)	(10,543)
Accrued liabilities	(16,156)	(11,368)
Customer deposits	1,113	(824)
Regulatory assets and liabilities	(2,966)	58,991
Other assets and liabilities	(15,730)	(11,306)
Cash provided by operating activities	267,313	342,552
Investing activities
Capital expenditures	(144,760)	(125,425)
Other	492	—
Cash used in investing activities	(144,268)	(125,425)
Financing activities
Repayments of notes payable, net	(12,500)	(42,000)
Repurchase of common stock	(24,066)	(24,122)
Issuance of common stock	1,983	4,471
Dividends paid	(36,638)	(31,533)
Cash used in financing activities	(71,221)	(93,184)
Change in cash and cash equivalents	51,824	123,943
Cash and cash equivalents at beginning of period	2,433	11,943
Cash and cash equivalents at end of period	$54,257	$135,886
See accompanying Notes to the Financial Statements.

ONE Gas, Inc.
STATEMENT OF EQUITY

(Unaudited)	Common Stock Issued	Common Stock	Paid-in Capital
	(Shares)	(Thousands of dollars)

January 1, 2016	52,598,005	$526	$1,764,875
Net income	—	—	—
Other comprehensive income	—	—	—
Repurchase of common stock	—	—	—
Common stock issued and other	—	—	(8,532)
Common stock dividends - $0.70 per share	—	—	456
June 30, 2016	52,598,005	$526	$1,756,799
See accompanying Notes to the Financial Statements.

ONE Gas, Inc.
STATEMENT OF EQUITY
(Continued)
(Unaudited)	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	(Thousands of dollars)

January 1, 2016	$95,046	$(14,491)	$(4,401)	$1,841,555
Net income	85,044	—	—	85,044
Other comprehensive income	—	—	231	231
Repurchase of common stock	—	(24,066)	—	(24,066)
Common stock issued and other	—	17,994	—	9,462
Common stock dividends - $0.70 per share	(37,094)	—	—	(36,638)
June 30, 2016	$142,996	$(20,563)	$(4,170)	$1,875,588
See accompanying Notes to the Financial Statements.

ONE Gas, Inc.
NOTES TO THE FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC. These statements also have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The 2015 year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes in our Annual Report. Due to the seasonal nature of our business, the results of operations for the three and six months ended June 30, 2016, are not necessarily indicative of the results that may be expected for a 12-month period.

We provide natural gas distribution services to more than 2 million customers in Oklahoma, Kansas and Texas through Oklahoma Natural Gas, Kansas Gas Service and Texas Gas Service, respectively. We serve residential, commercial, industrial and transportation customers in all three states. In addition, we also provide natural gas distribution services to wholesale and public authority customers.

Use of Estimates - The preparation of our financial statements and related disclosures in accordance with GAAP requires us to make estimates and assumptions with respect to values or conditions that cannot be known with certainty that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect the reported amounts of revenue and expenses during the reporting period. Items that may be estimated include, but are not limited to, the economic useful life of assets, fair value of assets and liabilities, provision for doubtful accounts, unbilled revenues for natural gas delivered but for which meters have not been read, natural gas purchased but for which no invoice has been received, provision for income taxes, including any deferred tax valuation allowances, the results of litigation and various other recorded or disclosed amounts.

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

Segments - We operate in one reportable business segment: regulated public utilities that deliver natural gas to residential, commercial, industrial, wholesale, public authority and transportation customers. The accounting policies for our segment are the same as described in Note 1 of our Notes to the Financial Statements in our Annual Report. We evaluate our financial performance principally on operating income. For the three and six months ended June 30, 2016, and 2015, we had no single external customer from which we received 10 percent or more of our gross revenues.

Recently Issued Accounting Standards Update - In March 2016, the FASB issued ASU 2016-12, “Improvements to Employee Share-Based Payment Accounting,” which includes various new aspects to simplify how share-based payments are accounted for and presented in the financial statements. The new standard will modify several aspects of the accounting and reporting for employee share-based payments and related tax accounting impacts, including the presentation in the statements of operations and cash flows. This new guidance is required to be adopted for our interim and annual reports for periods beginning after December 15, 2016, but may be adopted early. We are evaluating the impact of this guidance and the timing of adoption.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which prescribes recognizing lease assets and liabilities on the balance sheet and includes disclosure of key information about leasing arrangements. We are evaluating the impact of this issued guidance, as well as the timing of adoption, which is required for our interim and annual reports for periods beginning after December 15, 2018.

In August 2015, the FASB issued ASU 2015-15, “Interest-Imputation of Interest (Subtopic 835-30),” which addresses the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. We adopted this guidance in the first quarter 2016, and it did not have an impact on our financial position or results of operations.

In April 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. We adopted this guidance in the first quarter of 2016, and have applied the changes retrospectively to all periods presented. We have presented such amounts as a direct deduction from the face amount of our long-term debt, rather than in other assets as a deferred charge in our Balance Sheets. Amortization of the debt issuance costs continues to be reported as interest expense in our Statements of Income.

In April 2015, the FASB issued ASU 2015-05, “Intangibles-Goodwill and Other-Internal-Use Software,” which helps entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. We adopted this guidance prospectively in the first quarter of 2016, and it did not have a material impact on our financial position or results of operations.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which clarifies and converges the revenue recognition principles under GAAP and International Financial Reporting Standards. In July 2015, FASB delayed the effective date for one year. We are evaluating the impact of this issued guidance, as well as the timing of adoption, which is required for our interim and annual reports beginning with the first quarter 2018.

2.	REGULATORY ASSETS AND LIABILITIES

The tables below present a summary of regulatory assets, net of amortization, and liabilities for the periods indicated:

	June 30, 2016
	Current	Noncurrent	Total
	(Thousands of dollars)
Under-recovered purchased-gas costs	$10,635	$—	$10,635
Pension and postemployment benefit costs	22,988	397,068	420,056
Weather normalization	18,154	—	18,154
Reacquired debt costs	812	8,514	9,326
Other	2,056	5,066	7,122
Total regulatory assets, net of amortization	54,645	410,648	465,293
Accumulated removal costs (a)	—	(6,123)	(6,123)
Over-recovered purchased-gas costs	(18,186)	—	(18,186)
Ad valorem tax	(1,489)	—	(1,489)
Total regulatory liabilities	(19,675)	(6,123)	(25,798)
Net regulatory assets (liabilities)	$34,970	$404,525	$439,495
(a) Included in other deferred credits in our Balance Sheets.

	December 31, 2015
	Current	Noncurrent	Total
	(Thousands of dollars)
Under-recovered purchased-gas costs	$13,336	$—	$13,336
Pension and postemployment benefit costs	15,670	425,175	440,845
Weather normalization	2,198	—	2,198
Reacquired debt costs	812	8,919	9,731
Other	909	1,769	2,678
Total regulatory assets, net of amortization	32,925	435,863	468,788
Accumulated removal costs (a)	—	(9,032)	(9,032)
Over-recovered purchased-gas costs	(22,884)	—	(22,884)
Ad valorem tax	(1,731)	—	(1,731)
Total regulatory liabilities	(24,615)	(9,032)	(33,647)
Net regulatory assets (liabilities)	$8,310	$426,831	$435,141
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

The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. At June 30, 2016, our debt-to-capital ratio was 39 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement.

We have a commercial paper program under which we may issue unsecured commercial paper up to a maximum amount of $700 million to fund short-term borrowing needs. The maturities of the commercial paper notes may vary but may not exceed 270 days from the date of issue. The commercial paper notes are generally sold at par less a discount representing an interest factor.

The ONE Gas Credit Agreement is available to repay the commercial paper notes, if necessary. Amounts outstanding under the commercial paper program reduce the borrowing capacity under the ONE Gas Credit Agreement. At June 30, 2016, we had no short-term borrowings, $1.0 million in letters of credit issued under the ONE Gas Credit Agreement and $699.0 million of remaining credit available under the ONE Gas Credit Agreement.

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

Dividends - In July 2016, a dividend of $0.35 per share ($1.40 per share on an annualized basis) was declared for shareholders of record on August 15, 2016, payable September 1, 2016.

6.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the effect of reclassifications from accumulated other comprehensive income (loss) in our Statements of Income for the periods indicated:

	Three Months Ended		Six Months Ended
Details about Accumulated Other Comprehensive	June 30,		June 30,		Affected Line Item in the
Income (Loss) Components	2016	2015	2016	2015	Statements of Income
	(Thousands of dollars)
Pension and other postemployment benefit plan obligations (a)
Amortization of net loss	$10,036	$12,565	$20,073	$25,130
Amortization of unrecognized prior service cost	(908)	(373)	(1,816)	(746)
	9,128	12,192	18,257	24,384
Regulatory adjustments (b)	(8,940)	(11,962)	(17,881)	(23,926)
	188	230	376	458	Income before income taxes
	(73)	(88)	(145)	(176)	Income tax expense
Total reclassifications for the period	$115	$142	$231	$282	Net income
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

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Three Months Ended June 30, 2016
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$20,300	52,386	$0.39
Diluted EPS Calculation
Effect of dilutive securities	—	450
Net income available for common stock and common stock equivalents	$20,300	52,836	$0.38

	Three Months Ended June 30, 2015
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$12,076	52,767	$0.23
Diluted EPS Calculation
Effect of dilutive securities	—	671
Net income available for common stock and common stock equivalents	$12,076	53,438	$0.23

	Six Months Ended June 30, 2016
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$85,044	52,452	$1.62
Diluted EPS Calculation
Effect of dilutive securities	—	520
Net income available for common stock and common stock equivalents	$85,044	52,972	$1.61

	Six Months Ended June 30, 2015
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$72,457	52,737	$1.37
Diluted EPS Calculation
Effect of dilutive securities	—	700
Net income available for common stock and common stock equivalents	$72,457	53,437	$1.36

8.	EMPLOYEE BENEFIT PLANS

The following tables set forth the components of net periodic benefit cost for our pension and other postemployment benefit plans for the periods indicated:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$3,014	$3,497	$6,028	$7,021
Interest cost	11,388	10,652	22,775	21,304
Expected return on assets	(15,296)	(15,362)	(30,592)	(30,724)
Amortization of unrecognized prior service cost	—	67	—	134
Amortization of net loss	8,885	11,055	17,771	22,110
Net periodic benefit cost	$7,991	$9,909	$15,982	$19,845

	Other Postemployment Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$638	$849	$1,276	$1,698
Interest cost	2,627	2,666	5,254	5,332
Expected return on assets	(3,071)	(2,908)	(6,142)	(5,816)
Amortization of unrecognized prior service cost	(908)	(440)	(1,816)	(880)
Amortization of net loss	1,151	1,510	2,302	3,020
Net periodic benefit cost	$437	$1,677	$874	$3,354

We recover qualified pension benefit plan and other postemployment benefit plan costs through rates charged to our customers. Certain utility commissions require that the recovery of these costs be based on specific guidelines. The difference between these regulatory-based amounts and the periodic benefit cost calculated pursuant to GAAP is deferred as a regulatory asset or liability and amortized to expense over periods in which this difference will be recovered in rates, as authorized by the applicable utility commission. Regulatory deferrals related to net periodic benefit cost were not material for the three and six months ended June 30, 2016.

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

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and six months ended June 30, 2016 and 2015. We do not expect expenditures for these matters to have a material adverse effect on our financial condition, results of operations or cash flows.

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

In April 2016, PHMSA published a notice of proposed rulemaking (NPRM) in the Federal Register to revise pipeline safety regulations applicable to the safety of onshore natural gas transmission and gathering pipelines. Proposals include changes to pipeline integrity management requirements and other safety-related requirements. The NPRM comment period ended July 7, 2016. The potential capital and operating expenditures associated with the NPRM are currently being evaluated, but could be significant depending on the final regulations.

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

Derivative Instruments -  At June 30, 2016, we held purchased natural gas call options for the heating season ending March 2017, with total notional amounts of 12.4 Bcf, for which we paid premiums of $4.1 million, and had a fair value of $6.4 million. At December 31, 2015, we held purchased natural gas call options for the heating season ended March 2016, with total notional amounts of 17.0 Bcf, for which we paid premiums of $5.8 million, and had a fair value of $0.4 million. The premiums paid and any cash settlements received are recorded as part of our unrecovered purchased-gas costs in current regulatory assets as these contracts are included in, and recoverable through, the purchased-gas cost adjustment mechanisms. Additionally, changes in fair value associated with these contracts are deferred as part of our unrecovered purchased-gas costs in our Balance Sheets. Our natural gas call options are classified as Level 1 as fair value amounts are based on unadjusted quoted prices in active markets including NYMEX-settled prices. There were no transfers between levels for the three and six months ended June 30, 2016 and 2015.

Other Financial Instruments - The approximate fair value of cash and cash equivalents, accounts receivable and accounts payable is equal to book value, due to the short-term nature of these items. Our cash and cash equivalents of $54.3 million includes $26.0 million of commercial paper that is classified as held-to-maturity, with the remaining comprised of bank and money market accounts. Our bank and money market accounts are classified as Level 1 fair value measurements in our fair value hierarchy, and our investments in commercial paper are classified as Level 2 in our fair value hierarchy.

Short-term notes payable and commercial paper are due upon demand and, therefore, the carrying amounts approximate fair value and are classified as Level 1. The book value of our long-term debt, including current maturities, was $1.2 billion at both June 30, 2016 and December 31, 2015. The estimated fair value of our long-term debt, including current maturities, was $1.3 billion and $1.2 billion at June 30, 2016 and December 31, 2015, respectively. The estimated fair value of our Senior Notes at June 30, 2016 and December 31, 2015, was determined using quoted market prices, and are classified as Level 2 in our fair value hierarchy.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited financial statements and the Notes to the Financial Statements in this Quarterly Report, as well as our Annual Report.  Due to the seasonal nature of our business, the results of operations for the three and six months ended June 30, 2016, are not necessarily indicative of the results that may be expected for a 12-month period.

RECENT DEVELOPMENTS

Dividend - In July 2016, a dividend of $0.35 per share ($1.40 per share on an annualized basis) was declared for shareholders of record on August 15, 2016, payable September 1, 2016.

Regulatory Activities - Oklahoma - In March 2016, Oklahoma Natural Gas filed its energy-efficiency program true-up application for its 2015 program year, requesting a utility incentive of $1.9 million and a program true-up adjustment of $3.1 million. This filing also seeks approval for the demand portfolio of conservation and energy efficiency programs for calendar years 2017 through 2019. In July 2016, the staff of the OCC filed testimony in support of the filing. If approved, the new programs are expected to be effective in January 2017.

In July 2015, Oklahoma Natural Gas filed a request with the OCC for an increase in base rates, reflecting system investments and operating costs necessary to maintain the safety and reliability of its natural gas distribution system. In January 2016, the OCC approved a joint stipulation and settlement agreement to allow an increase in revenue of $29,995,000. We also recorded a regulatory asset of $2.4 million to recover certain information technology costs incurred as a result of our separation from ONEOK in 2014, which will be recovered over four years. The agreement set Oklahoma Natural Gas’ authorized return on equity at 9.5 percent, which represents the midpoint of the allowed range of 9.0 to 10.0 percent, and approved a rate base of approximately $1.2 billion. The agreement includes the continuation, with certain modifications, of the Performance-Based Rate Change tariff that was established in 2009. Oklahoma Natural Gas expects to make its next Performance-Based Rate Change filing on or before March 15, 2017.

Kansas - In May 2016, Kansas Gas Service filed a request with the KCC for an increase in base rates, reflecting system investments and operating costs necessary to maintain the safety and reliability of its natural gas distribution system. Kansas Gas Service’s request, if approved, represents a net base rate increase of $28.0 million. Kansas Gas Service is already recovering $7.4 million from customers through the GSRS, resulting in a total base rate increase of $35.4 million. The filing is based on a 10.0 percent return on equity and the previously agreed upon 55.0 percent common equity ratio. The filing represents a rate base of $903 million, compared with $826 million included in existing base rates plus previously approved GSRS-eligible investments. Since the last general rate case in 2012, Kansas Gas Service has invested $231 million in its systems and facilities. The company’s filing also includes a proposed cost of service adjustment mechanism that would reset rates annually, based on a review of the previous year’s financial results. The proposed rate mechanism is intended to reduce the need to file full rate cases, thereby saving on costs associated with traditional rate cases. In accordance with Kansas law, the KCC has 240 days to consider Kansas Gas Service’s filing.

In August 2015, Kansas Gas Service submitted an application to the KCC requesting an increase of approximately $2.4 million related to its GSRS. In November 2015, the KCC approved the $2.4 million increase effective December 2015.

Texas - In June 2016, Texas Gas Service filed a rate case requesting an increase in revenues of $11.6 million for its Central Texas and South Texas service areas. The filing included a request to consolidate the South Texas service area with the Central Texas service area. Texas Gas Service filed this rate case directly with the incorporated cities of the Central Texas service area, which includes the city of Austin, and the RRC for the unincorporated areas. If approved, new rates are expected to be effective in December 2016.

In November 2015, Texas Gas Service notified the EPSA that it would be filing a full rate case in 2016 in lieu of the EPARR. In March 2016, Texas Gas Service filed a rate case requesting an increase in revenues of $12.8 million for the EPSA and its Dell City and Permian service areas. The filing included a request to consolidate these three service areas into a new West Texas service area. Texas Gas Service filed this rate case directly with the incorporated cities of the EPSA and Dell City service area and the RRC for the unincorporated areas. In July 2016, several incorporated cities that are parties to the filing, including the city of El Paso, denied the request and Texas Gas Service appealed the denial to the RRC.  The Hearing on the Merits was held in July 2016, with a final decision from the RRC expected in October 2016.

In December 2015, Texas Gas Service filed a rate case requesting an increase in revenues of $3.1 million for its Galveston and South Jefferson County service areas.  The filing included a request to consolidate these two service areas into a new Gulf Coast service area. Texas Gas Service filed this rate case directly with the incorporated cities and the RRC for the unincorporated areas. Texas Gas Service reached a unanimous settlement agreement with representatives of the incorporated cities and the staff of the RRC on behalf of the unincorporated areas for an increase in revenues of $2.3 million. New rates became effective in May 2016.

In March 2015, Texas Gas Service filed under the annual rate review mechanism called EPARR, requesting an increase in revenues totaling $11.2 million in the city of El Paso and surrounding incorporated cities in the EPSA. In August 2015, Texas Gas Service and the incorporated cities in the EPSA reached an agreement on a rate increase of $8.0 million to take effect in August 2015. In April 2015, Texas Gas Service filed with the RRC under the GRIP statute, requesting an increase of $0.4 million in revenues for the unincorporated areas of the EPSA. GRIP is a capital-recovery mechanism that allows for a rate adjustment providing recovery of and a return on incremental capital investments made between rate cases. The RRC approved the filing in July 2015.

Texas Gas Service received approval under the GRIP statute with the city of Austin, Texas, and surrounding communities in May 2015, for an increase in revenues of approximately $3.7 million. The new rates were effective in June 2015.

In the normal course of business, Texas Gas Service has filed rate cases and sought GRIP and cost of service adjustments in various other Texas jurisdictions to address investments in rate base and changes in expenses. Annual rate increases associated with these filings totaling $4.8 million were approved in 2015. To date in 2016, the increases approved total $2.0 million.

FINANCIAL RESULTS AND OPERATING INFORMATION

We operate in one reportable business segment: regulated public utilities that deliver natural gas to residential, commercial, industrial, wholesale, public authority and transportation customers. We evaluate our financial performance principally on operating income.

Selected Financial Results - The following table sets forth certain selected financial results for our operations for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2016 vs. 2015		2016 vs. 2015
Financial Results	2016	2015	2016	2015	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars, except percentages)
Natural gas sales	$217.2	$229.0	$688.6	$865.8	$(11.8)	(5)%	$(177.2)	(20)%
Transportation revenues	21.2	20.6	51.0	52.0	0.6	3%	(1.0)	(2)%
Cost of natural gas	56.5	79.9	292.2	493.5	(23.4)	(29)%	(201.3)	(41)%
Net margin, excluding other revenues	181.9	169.7	447.4	424.3	12.2	7%	23.1	5%
Other revenues	7.6	7.1	14.7	15.5	0.5	7%	(0.8)	(5)%
Net margin	189.5	176.8	462.1	439.8	12.7	7%	22.3	5%
Operating costs	110.4	112.5	232.2	234.9	(2.1)	(2)%	(2.7)	(1)%
Depreciation and amortization	35.5	33.0	70.2	64.6	2.5	8%	5.6	9%
Operating income	$43.6	$31.3	$159.7	$140.3	$12.3	39%	$19.4	14%
Capital expenditures	$69.5	$70.5	$144.8	$125.4	$(1.0)	(1)%	$19.4	15%

The following table sets forth our net margin, excluding other revenues, by type of customer, for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
Net Margin, Excluding Other	June 30,		June 30,		2016 vs. 2015		2016 vs. 2015
Revenues	2016	2015	2016	2015	Increase (Decrease)		Increase (Decrease)
Natural gas sales	(Millions of dollars, except percentages)
Residential	$132.8	$122.8	$327.5	$306.9	$10.0	8%	$20.6	7%
Commercial and industrial	26.7	25.1	65.5	62.1	1.6	6%	3.4	5%
Wholesale and public authority	1.2	1.2	3.4	3.3	—	—%	0.1	3%
Net margin on natural gas sales	160.7	149.1	396.4	372.3	11.6	8%	24.1	6%
Transportation revenues	21.2	20.6	51.0	52.0	0.6	3%	(1.0)	(2)%
Net margin, excluding other revenues	$181.9	$169.7	$447.4	$424.3	$12.2	7%	$23.1	5%

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

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2016 vs. 2015		2016 vs. 2015
Net Margin on Natural Gas Sales	2016	2015	2016	2015	Increase (Decrease)		Increase (Decrease)
Net margin on natural gas sales	(Millions of dollars, except percentages)
Fixed margin	$139.9	$129.5	$281.8	$259.8	$10.4	8%	$22.0	8%
Variable margin	20.8	19.6	114.6	112.5	1.2	6%	2.1	2%
Net margin on natural gas sales	$160.7	$149.1	$396.4	$372.3	$11.6	8%	$24.1	6%

Net margin increased $12.7 million for the three months ended June 30, 2016, compared with the same period last year, due primarily to the following:

•	an increase of $10.5 million from new rates in Oklahoma and Texas;

•	an increase of $0.9 million in residential sales due primarily to net customer growth in Oklahoma and Texas; and

•	an increase of $0.8 million due to higher line extension revenue in Oklahoma from commercial and industrial customers.

Net margin increased $22.3 million for the six months ended June 30, 2016, compared with the same period last year, due primarily to the following:

•	an increase of $24.3 million from new rates in Oklahoma and Texas; and

•	an increase of $1.8 million in residential sales due primarily to net customer growth in Oklahoma and Texas; offset partially by

•	a decrease of $2.6 million due to lower sales volumes, net of weather normalization, primarily from warmer weather in the first quarter of 2016 compared with first quarter of 2015; and

•	a decrease of $1.5 million due primarily to lower transportation volumes from weather-sensitive customers in Kansas and Oklahoma.

Operating costs decreased $2.1 million for the three months ended June 30, 2016, compared with the same period last year, due primarily to the following:

•	a decrease of $2.0 million in outside services, fleet and other costs; and

•	a decrease of $1.0 million in information technology costs; offset partially by

•	an increase of $1.5 million in employee-related costs.

Operating costs decreased $2.7 million for the six months ended June 30, 2016, compared with the same period last year, due primarily to the following:

•	a decrease of $4.6 million in outside services, fleet and other costs;

•
a decrease of $2.4 million from the deferral of certain information technology costs incurred as a result of our separation from ONEOK in 2014, which was approved in Oklahoma as a regulatory asset in the recent rate proceeding; and

•	a decrease of $2.4 million in information technology costs in addition to those referred to above; offset partially by

•	an increase of $5.1 million in employee-related costs; and

•	an increase of $2.3 million in legal-related costs.

Depreciation and amortization expense increased $2.5 million and $5.6 million for the three and six months ended June 30, 2016, respectively, compared with the same periods last year, due primarily to an increase in depreciation from our capital expenditures being placed in service.

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

Capital expenditures increased $19.4 million for the six months ended June 30, 2016, compared with the same period last year, due primarily to increased system integrity activities and extending service to new areas, which were facilitated by warmer and drier weather in the first quarter of 2016.

Selected Operating Information - The following tables set forth certain selected operating information for the periods indicated:

	Three Months Ended								Variances
	June 30,								2016 vs. 2015
(in thousands)	2016				2015				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	789	583	612	1,984	784	581	608	1,973	5	2	4	11
Commercial and industrial	73	50	35	158	73	50	34	157	—	—	1	1
Wholesale and public authority	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	6	1	12	6	6	1	13	(1)	—	—	(1)
Total customers	867	639	651	2,157	863	637	646	2,146	4	2	5	11

	Six Months Ended								Variances
	June 30,								2016 vs. 2015
(in thousands)	2016				2015				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	791	584	612	1,987	786	584	607	1,977	5	—	5	10
Commercial and industrial	74	50	35	159	73	50	35	158	1	—	—	1
Wholesale and public authority	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	6	1	12	6	6	1	13	(1)	—	—	(1)
Total customers	870	640	651	2,161	865	640	646	2,151	5	—	5	10

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Volumes (MMcf)	2016	2015	2016	2015
Natural gas sales
Residential	10,576	11,399	62,262	71,511
Commercial and industrial	4,330	4,640	18,818	21,784
Wholesale and public authority	338	363	1,281	1,472
Total volumes sold	15,244	16,402	82,361	94,767
Transportation	49,601	46,783	108,821	107,555
Total volumes delivered	64,845	63,185	191,182	202,322

Total volumes delivered decreased for the six months ended June 30, 2016, compared with the same period last year, due primarily to warmer temperatures in 2016. The impact on residential and commercial margins was mitigated significantly by weather-normalization mechanisms. Transportation volumes increased for the three and six months ended June 30, 2016, compared with the same periods last year, due to a large industrial customer’s facility undergoing maintenance in the prior year, offset by a decrease in transportation volumes associated with smaller weather-sensitive customers.

Wholesale sales represent contracted natural gas volumes that exceed the needs of our residential, commercial and industrial customer base and are available for sale to other parties. The impact to net margin from changes in volumes associated with these customers is minimal.

	Three Months Ended
	June 30,
	2016		2015		2016 vs 2015	2016	2015
Heating Degree Days	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	162	191	156	195	4%	85%	80%
Kansas	320	411	300	411	7%	78%	73%
Texas	45	51	31	51	45%	88%	61%

	Six Months Ended
	June 30,
	2016		2015		2016 vs 2015	2016	2015
Heating Degree Days	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	1,727	1,966	2,067	1,998	(16)%	88%	103%
Kansas	2,440	2,913	2,815	2,913	(13)%	84%	97%
Texas	899	1,034	1,125	1,033	(20)%	87%	109%

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

LIQUIDITY AND CAPITAL RESOURCES

General - We have relied primarily on operating cash flow and commercial paper for our liquidity and capital resource requirements. We fund operating expenses, working capital requirements, including purchases of natural gas, and capital expenditures primarily with cash from operations and commercial paper.

We believe that the combination of the significant residential component of our customer base, the fixed-charge component of our natural gas sales net margin and our regulatory rate mechanisms that we have in place result in a stable cash flow profile. Because the energy consumption of residential customers is less volatile compared with commercial and industrial customers, our business historically has generated stable and predictable net margin and cash flows. Additionally, we have several regulatory rate mechanisms in place to reduce the lag in earning a return on our capital expenditures. We anticipate that our cash flow generated from operations and our expected short- and long-term financing arrangements will enable us to maintain our current and planned level of operations, and provide us flexibility to finance our infrastructure investments.

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

Short-term Financing - The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. At June 30, 2016, our debt-to-capital ratio was 39 percent, and we were in compliance with all covenants under the ONE Gas Credit Agreement.

We have a commercial paper program under which we may issue unsecured commercial paper up to a maximum amount of $700 million to fund short-term borrowing needs. The maturities of the commercial paper notes may vary but may not exceed 270 days from the date of issue. The commercial paper notes are generally sold at par less a discount representing an interest factor.

The ONE Gas Credit Agreement is available to repay the commercial paper notes, if necessary. Amounts outstanding under the commercial paper program reduce the borrowing capacity under the ONE Gas Credit Agreement. At June 30, 2016, we had no short-term borrowings and $1.0 million in letters of credit issued under the ONE Gas Credit Agreement. At June 30, 2016, we had approximately $54.3 million of cash and cash equivalents and $699.0 million of remaining credit available under the ONE Gas Credit Agreement. The total amount of short-term borrowings authorized by ONE Gas’ Board of Directors is $1.2 billion.

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

Credit Ratings - Our credit ratings as of June 30, 2016, were:

Rating Agency	Rating	Outlook
Moody’s	A2	Stable
S&P	A-	Positive

Our commercial paper is currently rated Prime-1 by Moody’s and A-2 by S&P. We intend to maintain strong credit metrics while we pursue a balanced approach to capital investment and a return of capital to shareholders via a dividend that we believe will be competitive with our peer group. In June 2016, S&P changed our outlook to Positive from Stable.

Pension and Other Postemployment Benefit Plans - Information about our pension and other postemployment benefit plans, including anticipated contributions, is included under Note 12 of the ONE Gas Notes to the Financial Statements in our Annual Report. See Note 8 of the Notes to the Financial Statements in this Quarterly Report for additional information.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Six Months Ended		Variances
	June 30,		2016 vs. 2015
	2016	2015	Increase (Decrease)
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$267.3	$342.6	$(75.3)
Investing activities	(144.2)	(125.4)	(18.8)
Financing activities	(71.2)	(93.2)	22.0
Change in cash and cash equivalents	51.9	124.0	(72.1)
Cash and cash equivalents at beginning of period	2.4	11.9	(9.5)
Cash and cash equivalents at end of period	$54.3	$135.9	$(81.6)

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

Cash flows from operating activities, before changes in operating assets and liabilities, increased for the six months ended June 30, 2016, compared with the same period in 2015. The increase was due primarily to changes in net margin and operating income discussed in Financial Results and Operating Information, and the positive impact on income taxes from bonus depreciation.

The net decrease in cash flows from operating assets and liabilities was due primarily to the impact of lower natural gas prices on accounts receivable, accounts payable and natural gas in storage. We purchase natural gas for storage during the second and third quarters and withdraw gas from storage for our heating season during the first and fourth quarters. With lower gas costs for the 2015/2016 heating season compared with the 2014/2015 heating season, the value of natural gas withdrawn from storage was lower resulting in less cash collected as our storage was utilized. Additionally, through the second quarter of 2015, our net over-recovered purchased gas costs increased by $51.0 million. Through the second quarter of 2016, our net over-

recovered purchased gas costs decreased by $2.0 million. The change in the recoveries between periods also contributed to the decrease in cash flows from operating assets and liabilities.

Investing Cash Flows - Cash used in investing activities increased for the six months ended June 30, 2016, compared with the prior period, due primarily to increased system integrity activities and extending service to new areas during the six months ended June 30, 2016. Capital expenditures for fiscal 2016 are expected to be comparable to fiscal 2015.

Financing Cash Flows - Cash used in financing activities decreased for the six months ended June 30, 2016, compared with the prior period, due primarily to an increase in dividends, offset by a decrease in repayments of notes payable.

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

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and six months ended June 30, 2016 and 2015. We do not expect expenditures for these matters to have a material adverse effect on our financial condition, results of operations or cash flows.

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

In April 2016, PHMSA published a notice of proposed rulemaking (NPRM) in the Federal Register to revise pipeline safety regulations applicable to the safety of onshore natural gas transmission and gathering pipelines. Proposals include changes to pipeline integrity management requirements and other safety-related requirements. The NPRM comment period ended July 7,

2016. The potential capital and operating expenditures associated with the NPRM are currently being evaluated, but could be significant depending on the final regulations.

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

Environmental Footprint - Our environmental and climate change strategy focuses on taking steps to minimize the impact of our operations on the environment. These strategies include: (1) developing and maintaining an accurate greenhouse gas emissions inventory according to current rules issued by the EPA; (2) improving the integrity of our various pipelines; (3) following developing technologies for emission control; and (4) utilizing practices to reduce the loss of methane from our facilities.

We participate in the EPA’s Natural Gas STAR Program to voluntarily reduce methane emissions. We continue to focus on maintaining low rates of lost-and-unaccounted-for natural gas through expanded implementation of best practices to limit the release of natural gas during pipeline and facility maintenance and operations. Additionally, in March 2016, we were one of 40 founding partners to launch the EPA’s Natural Gas STAR Methane Challenge Program, whereby oil and natural gas companies agree to promote and track commitments to reduce methane emissions beyond what is federally required. Our Methane Challenge Program commitments are aligned with our planned system integrity expenditures for infrastructure replacements.

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

One should not place undue reliance on forward-looking statements, which are applicable only as of the date of this Quarterly Report.  Known and unknown risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements.  Those factors may affect our operations, markets, products, services and prices.  In addition to any assumptions and other factors referred to specifically in connection with the forward-looking statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statement include, among others, the following:

•	our ability to recover operating costs and amounts equivalent to income taxes, costs of property, plant and equipment and regulatory assets in our regulated rates;

•	our ability to manage our operations and maintenance costs;

•	changes in regulation, including the application of market rates by state and local agencies;

•	the economic climate and, particularly, its effect on the natural gas requirements of our residential and commercial industrial customers;

•	competition from alternative forms of energy, including, but not limited to, electricity, solar power, wind power, geothermal energy and biofuels;

•	conservation efforts of our customers;

•	variations in weather, including seasonal effects on demand, the occurrence of storms and disasters, and climate change;

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

•	actions of rating agencies, including the ratings of debt, general corporate ratings and changes in the rating agencies’ ratings criteria;

•	changes in inflation and interest rates;

•	our ability to purchase and sell assets at reasonable prices and on other reasonable terms;

•	our ability to recover the costs of natural gas purchased for our customers;

•	impact of potential impairment charges;

•	volatility and changes in markets for natural gas;

•	possible loss of LDC franchises or other adverse effects caused by the actions of municipalities;

•	payment and performance by counterparties and customers as contracted and when due;

•	changes in regulation of natural gas distribution services, particularly those in Oklahoma, Kansas and Texas;

•	changes in law resulting from new federal or state legislation;

•	changes in environmental, safety, tax and other laws to which we and our subsidiaries are subject;

•	advances in technology;

•	population growth rates and changes in the demographic patterns of the markets we serve;

•	acts of nature and the potential effects of threatened or actual terrorism, including cyber attacks or breaches of technology systems and war;

•	the sufficiency of insurance coverage to cover losses;

•	the effects of our strategies to reduce tax payments;

•	the effects of litigation and regulatory investigations, proceedings, including our rate cases, or inquiries;

•	changes in accounting standards;

•	changes in corporate governance standards;

•	discovery of material weaknesses in our internal controls;

•	our ability to attract and retain talented management and directors;

•	the results of financing efforts, including our ability to obtain financing on favorable terms, which can be affected by various factors, including our credit ratings and general economic conditions;

•	declines in the discount rates on, declines in the market value of the debt and equity securities of, and increases in funding requirements for, our defined benefit plans;

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the second quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Statements of Income for the three and six months ended June 30, 2016 and 2015; (iii) Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015; (iv) Balance Sheets at June 30, 2016 and December 31, 2015; (v) Statements of Cash Flows for the six months ended June 30, 2016 and 2015; (vi) Statement of Equity for the six months ended June 30, 2016; and (vii) Notes to the Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 2, 2016		ONE Gas, Inc.
Registrant

	By:	/s/ Curtis L. Dinan
Curtis L. Dinan
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)