Form 10-Q
period 2016-09-30
ONE Gas, Inc.
filed 2016-11-01
CIK 1587732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016.
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
Yes __ No X

On October 25, 2016, the Company had 52,245,273 shares of common stock outstanding.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ONE Gas, Inc.
STATEMENTS OF INCOME
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2016	2015	2016	2015
	(Thousands of dollars, except per share amounts)
Revenues	$232,191	$225,226	$986,479	$1,158,543
Cost of natural gas	52,253	54,724	344,439	548,226
Net margin	179,938	170,502	642,040	610,317
Operating expenses
Operations and maintenance	99,402	98,698	302,652	304,681
Depreciation and amortization	36,241	33,956	106,490	98,592
General taxes	13,403	12,897	42,311	41,818
Total operating expenses	149,046	145,551	451,453	445,091
Operating income	30,892	24,951	190,587	165,226
Other income	911	166	1,345	1,051
Other expense	(357)	(1,884)	(1,126)	(2,840)
Interest expense, net	(10,809)	(11,233)	(32,504)	(33,592)
Income before income taxes	20,637	12,000	158,302	129,845
Income taxes	(7,900)	(4,629)	(60,521)	(50,017)
Net income	$12,737	$7,371	$97,781	$79,828

Earnings per share
Basic	$0.24	$0.14	$1.86	$1.52
Diluted	$0.24	$0.14	$1.85	$1.50

Average shares (thousands)
Basic	52,453	52,408	52,452	52,627
Diluted	52,942	53,072	52,962	53,315
Dividends declared per share of stock	$0.35	$0.30	$1.05	$0.90
See accompanying Notes to the Financial Statements.

ONE Gas, Inc.
STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2016	2015	2016	2015
	(Thousands of dollars)
Net income	$12,737	$7,371	$97,781	$79,828
Other comprehensive income (loss), net of tax
Change in pension and other postemployment benefit plan liability, net of tax of $(72), $(88), $(217) and $(264), respectively	116	141	347	423
Total other comprehensive income (loss), net of tax	116	141	347	423
Comprehensive income	$12,853	$7,512	$98,128	$80,251
See accompanying Notes to the Financial Statements.

ONE Gas, Inc.
BALANCE SHEETS

	September 30,	December 31,
(Unaudited)	2016	2015
Assets	(Thousands of dollars)
Property, plant and equipment
Property, plant and equipment	$5,338,591	$5,132,682
Accumulated depreciation and amortization	1,658,266	1,620,771
Net property, plant and equipment	3,680,325	3,511,911
Current assets
Cash and cash equivalents	4,513	2,433
Accounts receivable, net	105,060	216,343
Materials and supplies	30,098	33,325
Income tax receivable	6,952	38,877
Natural gas in storage	144,230	142,153
Regulatory assets	73,863	32,925
Other current assets	12,457	16,789
Total current assets	377,173	482,845
Goodwill and other assets
Regulatory assets	431,086	435,863
Goodwill	157,953	157,953
Other assets	47,142	46,193
Total goodwill and other assets	636,181	640,009
Total assets	$4,693,679	$4,634,765
See accompanying Notes to the Financial Statements.

ONE Gas, Inc.
BALANCE SHEETS
(Continued)
	September 30,	December 31,
(Unaudited)	2016	2015
Equity and Liabilities	(Thousands of dollars)
Equity and long-term debt
Common stock, $0.01 par value: authorized 250,000,000 shares; issued 52,598,005 shares and outstanding 52,245,273 shares at September 30, 2016; issued 52,598,005 and outstanding 52,259,224 shares at December 31, 2015	$526	$526
Paid-in capital	1,748,965	1,764,875
Retained earnings	137,221	95,046
Accumulated other comprehensive income (loss)	(4,054)	(4,401)
Treasury stock, at cost: 352,732 shares at September 30, 2016 and 338,781 shares at December 31, 2015	(20,314)	(14,491)
Total equity	1,862,344	1,841,555
Long-term debt, excluding current maturities and net of issuance costs of $9,051 and $9,645, respectively	1,192,248	1,191,660
Total equity and long-term debt	3,054,592	3,033,215
Current liabilities
Current maturities of long-term debt	7	7
Notes payable	41,000	12,500
Accounts payable	70,562	107,482
Accrued interest	7,691	18,873
Accrued taxes other than income	39,919	37,249
Accrued liabilities	17,812	31,470
Customer deposits	60,425	60,325
Regulatory liabilities	13,204	24,615
Other current liabilities	8,212	11,700
Total current liabilities	258,832	304,221
Deferred credits and other liabilities
Deferred income taxes	1,011,691	951,785
Employee benefit obligations	291,230	272,309
Other deferred credits	77,334	73,235
Total deferred credits and other liabilities	1,380,255	1,297,329
Commitments and contingencies
Total liabilities and equity	$4,693,679	$4,634,765
See accompanying Notes to the Financial Statements.

This page intentionally left blank.

ONE Gas, Inc.
STATEMENTS OF CASH FLOWS
	Nine Months Ended
	September 30,
(Unaudited)	2016	2015
	(Thousands of dollars)
Operating activities
Net income	$97,781	$79,828
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106,490	98,592
Deferred income taxes	59,771	19,384
Share-based compensation expense	9,341	3,863
Provision for doubtful accounts	3,521	2,951
Changes in assets and liabilities:
Accounts receivable	107,762	220,392
Materials and supplies	3,227	(5,889)
Income tax receivable	31,925	20,075
Natural gas in storage	(2,077)	25,388
Asset removal costs	(40,715)	(33,744)
Accounts payable	(32,923)	(104,948)
Accrued interest	(11,182)	(11,225)
Accrued taxes other than income	2,670	(4,313)
Accrued liabilities	(13,658)	(8,019)
Customer deposits	100	(1,672)
Regulatory assets and liabilities	(18,726)	64,368
Other assets and liabilities	(21,877)	(15,493)
Cash provided by operating activities	281,430	349,538
Investing activities
Capital expenditures	(231,336)	(199,678)
Other	492	—
Cash used in investing activities	(230,844)	(199,678)
Financing activities
Borrowings (repayments) of notes payable, net	28,500	(42,000)
Repurchase of common stock	(24,066)	(24,122)
Issuance of common stock	1,983	4,471
Dividends paid	(54,923)	(47,178)
Cash used in financing activities	(48,506)	(108,829)
Change in cash and cash equivalents	2,080	41,031
Cash and cash equivalents at beginning of period	2,433	11,943
Cash and cash equivalents at end of period	$4,513	$52,974
See accompanying Notes to the Financial Statements.

ONE Gas, Inc.
STATEMENT OF EQUITY

(Unaudited)	Common Stock Issued	Common Stock	Paid-in Capital
	(Shares)	(Thousands of dollars)

January 1, 2016	52,598,005	$526	$1,764,875
Net income	—	—	—
Other comprehensive income	—	—	—
Repurchase of common stock	—	—	—
Common stock issued and other	—	—	(16,593)
Common stock dividends - $1.05 per share	—	—	683
September 30, 2016	52,598,005	$526	$1,748,965
See accompanying Notes to the Financial Statements.

ONE Gas, Inc.
STATEMENT OF EQUITY
(Continued)
(Unaudited)	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	(Thousands of dollars)

January 1, 2016	$95,046	$(14,491)	$(4,401)	$1,841,555
Net income	97,781	—	—	97,781
Other comprehensive income	—	—	347	347
Repurchase of common stock	—	(24,066)	—	(24,066)
Common stock issued and other	—	18,243	—	1,650
Common stock dividends - $1.05 per share	(55,606)	—	—	(54,923)
September 30, 2016	$137,221	$(20,314)	$(4,054)	$1,862,344
See accompanying Notes to the Financial Statements.

ONE Gas, Inc.
NOTES TO THE FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC. These statements also have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The 2015 year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes in our Annual Report. Due to the seasonal nature of our business, the results of operations for the three and nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for a 12-month period.

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

Segments - We operate in one reportable business segment: regulated public utilities that deliver natural gas to residential, commercial, industrial, wholesale, public authority and transportation customers. The accounting policies for our segment are the same as described in Note 1 of our Notes to the Financial Statements in our Annual Report. We evaluate our financial performance principally on operating income. For the three and nine months ended September 30, 2016, and 2015, we had no single external customer from which we received 10 percent or more of our gross revenues.

Goodwill Impairment Test - We assess our goodwill for impairment at least annually as of July 1. At July 1, 2016, we assessed qualitative factors to determine whether it was more likely than not that the fair value of our reporting unit was less than its carrying amount. After assessing qualitative factors (including macroeconomic conditions, industry and market considerations, cost factors and overall financial performance), we determined that no further testing was necessary.

Recently Issued Accounting Standards Update - In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which includes various new aspects to simplify how share-based payments are accounted for and presented in the financial statements. The new standard will modify several aspects of the accounting and reporting for employee share-based payments and related tax accounting impacts, including the presentation in the statements of operations and cash flows. This new guidance is required to be adopted for our interim and annual reports for periods beginning after December 15, 2016, but may be adopted early. We are evaluating the impact of this guidance and the timing of adoption.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which prescribes recognizing lease assets and liabilities on the balance sheet and includes disclosure of key information about leasing arrangements.  A modified retrospective transition approach is required for leases existing at the time of adoption. We are evaluating our population of leases, analyzing lease agreements, and holding meetings with cross-divisional teams to determine the potential impact of this accounting standard on our financial position, results of operations and cash flows and the transition approach we will utilize. This new guidance is required for our interim and annual reports for periods beginning after December 15, 2018, and early adoption is permitted.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which clarifies and converges the revenue recognition principles under GAAP and International Financial Reporting Standards. In July 2015, FASB delayed the effective date for one year. We are evaluating all of our sources of revenue to determine the potential effect on our financial position, results of operations and cash flows and the transition approach we will utilize. We are monitoring the FASB for additional implementation guidance that may impact the final conclusions of our evaluation. We are required to adopt this guidance for our interim and annual reports beginning with the first quarter 2018.

2.	REGULATORY ASSETS AND LIABILITIES

The tables below present a summary of regulatory assets, net of amortization, and liabilities for the periods indicated:

	September 30, 2016
	Current	Noncurrent	Total
	(Thousands of dollars)
Under-recovered purchased-gas costs	$29,109	$—	$29,109
Pension and postemployment benefit costs	24,706	416,327	441,033
Weather normalization	17,004	—	17,004
Reacquired debt costs	812	8,312	9,124
Other	2,232	6,447	8,679
Total regulatory assets, net of amortization	73,863	431,086	504,949
Accumulated removal costs (a)	—	(7,019)	(7,019)
Over-recovered purchased-gas costs	(11,538)	—	(11,538)
Ad valorem tax	(1,666)	—	(1,666)
Total regulatory liabilities	(13,204)	(7,019)	(20,223)
Net regulatory assets (liabilities)	$60,659	$424,067	$484,726
(a) Included in other deferred credits in our Balance Sheets.

	December 31, 2015
	Current	Noncurrent	Total
	(Thousands of dollars)
Under-recovered purchased-gas costs	$13,336	$—	$13,336
Pension and postemployment benefit costs	15,670	425,175	440,845
Weather normalization	2,198	—	2,198
Reacquired debt costs	812	8,919	9,731
Other	909	1,769	2,678
Total regulatory assets, net of amortization	32,925	435,863	468,788
Accumulated removal costs (a)	—	(9,032)	(9,032)
Over-recovered purchased-gas costs	(22,884)	—	(22,884)
Ad valorem tax	(1,731)	—	(1,731)
Total regulatory liabilities	(24,615)	(9,032)	(33,647)
Net regulatory assets (liabilities)	$8,310	$426,831	$435,141
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

The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. At September 30, 2016, our debt-to-capital ratio was 40 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement.

We have a commercial paper program under which we may issue unsecured commercial paper up to a maximum amount of $700 million to fund short-term borrowing needs. The maturities of the commercial paper notes may vary but may not exceed 270 days from the date of issue. The commercial paper notes are generally sold at par less a discount representing an interest factor.

The ONE Gas Credit Agreement is available to repay the commercial paper notes, if necessary. Amounts outstanding under the commercial paper program reduce the borrowing capacity under the ONE Gas Credit Agreement. At September 30, 2016, we had $41.0 million in short-term borrowings, $1.0 million in letters of credit issued under the ONE Gas Credit Agreement and $658.0 million of remaining credit available under the ONE Gas Credit Agreement.

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

In October 2016, a dividend of $0.35 per share ($1.40 per share on an annualized basis) was declared for shareholders of record on November 14, 2016, payable December 1, 2016.

6.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the effect of reclassifications from accumulated other comprehensive income (loss) in our Statements of Income for the periods indicated:

	Three Months Ended		Nine Months Ended
Details about Accumulated Other Comprehensive	September 30,		September 30,		Affected Line Item in the
Income (Loss) Components	2016	2015	2016	2015	Statements of Income
	(Thousands of dollars)
Pension and other postemployment benefit plan obligations (a)
Amortization of net loss	$10,040	$12,564	$30,113	$37,694
Amortization of unrecognized prior service cost	(909)	(374)	(2,725)	(1,120)
	9,131	12,190	27,388	36,574
Regulatory adjustments (b)	(8,943)	(11,961)	(26,824)	(35,887)
	188	229	564	687	Income before income taxes
	(72)	(88)	(217)	(264)	Income tax expense
Total reclassifications for the period	$116	$141	$347	$423	Net income
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

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Three Months Ended September 30, 2016
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$12,737	52,453	$0.24
Diluted EPS Calculation
Effect of dilutive securities	—	489
Net income available for common stock and common stock equivalents	$12,737	52,942	$0.24

	Three Months Ended September 30, 2015
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$7,371	52,408	$0.14
Diluted EPS Calculation
Effect of dilutive securities	—	664
Net income available for common stock and common stock equivalents	$7,371	53,072	$0.14

	Nine Months Ended September 30, 2016
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$97,781	52,452	$1.86
Diluted EPS Calculation
Effect of dilutive securities	—	510
Net income available for common stock and common stock equivalents	$97,781	52,962	$1.85

	Nine Months Ended September 30, 2015
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$79,828	52,627	$1.52
Diluted EPS Calculation
Effect of dilutive securities	—	688
Net income available for common stock and common stock equivalents	$79,828	53,315	$1.50

8.	EMPLOYEE BENEFIT PLANS

The following tables set forth the components of net periodic benefit cost for our pension and other postemployment benefit plans for the periods indicated:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$3,014	$3,497	$9,042	$10,518
Interest cost	11,387	10,652	34,162	31,956
Expected return on assets	(15,296)	(15,363)	(45,888)	(46,087)
Amortization of unrecognized prior service cost	—	66	—	200
Amortization of net loss	8,886	11,054	26,657	33,164
Net periodic benefit cost	$7,991	$9,906	$23,973	$29,751

	Other Postemployment Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$637	$849	$1,913	$2,547
Interest cost	2,626	2,665	7,880	7,997
Expected return on assets	(3,070)	(2,908)	(9,212)	(8,724)
Amortization of unrecognized prior service cost	(909)	(440)	(2,725)	(1,320)
Amortization of net loss	1,154	1,510	3,456	4,530
Net periodic benefit cost	$438	$1,676	$1,312	$5,030

We recover qualified pension benefit plan and other postemployment benefit plan costs through rates charged to our customers. Certain utility commissions require that the recovery of these costs be based on specific guidelines. The difference between these regulatory-based amounts and the periodic benefit cost calculated pursuant to GAAP is deferred as a regulatory asset or liability and amortized to expense over periods in which this difference will be recovered in rates, as authorized by the applicable utility commission. Regulatory deferrals related to net periodic benefit cost were not material for the three and nine months ended September 30, 2016.

In October 2015, we announced to certain pre-65 participants in our postretirement medical plans a change from a self-insured postretirement medical plan to a plan providing participants an annual benefit that would allow them to select coverage on a healthcare exchange beginning January 1, 2017. In September 2016, due to uncertain market conditions with health insurance exchange providers, we elected not to move the eligible pre-65 participants in our postemployment medical plans to a healthcare exchange. As a result, we remeasured the respective plan assets and benefit obligations, effective September 30, 2016, which resulted in an increase in benefit obligations of our postemployment benefit plan of $31.5 million. The remeasurement will increase the net periodic benefit cost of our postemployment benefit plan by $0.8 million for the three months ending December 31, 2016.

The following table sets forth the weighted-average assumptions used in the remeasurement of the benefit obligations for postemployment benefits for the periods indicated:

	September 30, 2016	December 31, 2015
Discount rate	3.75%	4.75%
Expected long-term return on plan assets	7.75%	8.00%

The following table sets forth the weighted-average assumptions used in the remeasurement to determine periodic benefit costs for the periods indicated:

	Three Months Ended December 31,	Nine Months Ended September 30,
	2016	2016
Discount rate - other postemployment plans	3.75%	4.75%
Expected long-term return on plan assets	7.75%	8.00%

There were no other changes in assumptions for the other postemployment benefits calculations, which are described in our Annual Report. There was no impact to our previously disclosed obligations and benefit costs for our pension plan.

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

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and nine months ended September 30, 2016 and 2015. We do not expect expenditures for these matters to have a material adverse effect on our financial condition, results of operations or cash flows.

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

In April 2016, PHMSA published a notice of proposed rulemaking (NPRM), the Safety of Gas Transmission & Gathering Lines Rule, in the Federal Register to revise pipeline safety regulations applicable to the safety of onshore natural gas transmission and gathering pipelines. Proposals include changes to pipeline integrity management requirements and other safety-related requirements. The NPRM comment period ended July 7, 2016, and comments are under review by PHMSA. The potential capital and operating expenditures associated with the NPRM are currently being evaluated and could be significant depending on the final regulations.

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

Derivative Instruments -  At September 30, 2016, we held purchased natural gas call options for the heating season ending March 2017, with total notional amounts of 30.5 Bcf, for which we paid premiums of $9.4 million, and had a fair value of $8.1 million. At December 31, 2015, we held purchased natural gas call options for the heating season ended March 2016, with total notional amounts of 17.0 Bcf, for which we paid premiums of $5.8 million, and had a fair value of $0.4 million. The premiums paid and any cash settlements received are recorded as part of our unrecovered purchased-gas costs in current regulatory assets as these contracts are included in, and recoverable through, the purchased-gas cost adjustment mechanisms. Additionally, changes in fair value associated with these contracts are deferred as part of our unrecovered purchased-gas costs in our Balance Sheets. Our natural gas call options are classified as Level 1 as fair value amounts are based on unadjusted quoted prices in active markets including NYMEX-settled prices. There were no transfers between levels for the three and nine months ended September 30, 2016 and 2015.

Other Financial Instruments - The approximate fair value of cash and cash equivalents, accounts receivable and accounts payable is equal to book value, due to the short-term nature of these items. Our cash and cash equivalents are comprised of bank deposits and money market accounts, and are classified as Level 1.

Short-term notes payable and commercial paper are due upon demand and, therefore, the carrying amounts approximate fair value and are classified as Level 1. The book value of our long-term debt, including current maturities, was $1.2 billion at both September 30, 2016 and December 31, 2015. The estimated fair value of our long-term debt, including current maturities, was $1.3 billion and $1.2 billion at September 30, 2016 and December 31, 2015, respectively. The estimated fair value of our Senior Notes at September 30, 2016 and December 31, 2015, was determined using quoted market prices, and are considered Level 2.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited financial statements and the Notes to the Financial Statements in this Quarterly Report, as well as our Annual Report.  Due to the seasonal nature of our business, the results of operations for the three and nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for a 12-month period.

RECENT DEVELOPMENTS

Dividend - In October 2016, a dividend of $0.35 per share ($1.40 per share on an annualized basis) was declared for shareholders of record on November 14, 2016, payable December 1, 2016.

Regulatory Activities - Oklahoma - In March 2016, Oklahoma Natural Gas filed its energy-efficiency program true-up application for its 2015 program year, requesting a utility incentive of $1.9 million and a program true-up adjustment of $3.1 million. This filing also sought approval for the demand portfolio of conservation and energy efficiency programs for calendar years 2017 through 2019. In July 2016, the staff of the OCC filed testimony in support of the filing. In August 2016, a stipulation and settlement agreement was filed and supporting testimony was heard by the administrative law judge. In October 2016, the OCC approved the joint stipulation and settlement agreement.

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

Kansas - In May 2016, Kansas Gas Service filed a request with the KCC for an increase in base rates, reflecting system investments and operating costs necessary to maintain the safety and reliability of its natural gas distribution system. Kansas Gas Service’s request represented a net base rate increase of $28.0 million. Kansas Gas Service is already recovering approximately $7.4 million from customers through the GSRS, resulting in a total base rate increase of $35.4 million. The filing was based on a 10.0 percent return on equity and a common equity ratio of 55.0 percent. The filing represented a rate base of $903 million, compared with $826 million included in existing base rates plus previously approved GSRS-eligible investments. In October 2016, Kansas Gas Service reached a unanimous settlement agreement with all parties for a net increase in base rates of approximately $8.1 million. Including the GSRS of approximately $7.4 million, the total base rate increase is $15.5 million. The agreement is a “black-box settlement,” meaning the parties agreed to a specific revenue number but no specific return on equity. The KCC has until December 28, 2016, to make a ruling, with new rates effective no earlier than January 1, 2017.

In August 2015, Kansas Gas Service submitted an application to the KCC requesting an increase of approximately $2.4 million related to its GSRS. In November 2015, the KCC approved the $2.4 million increase effective December 2015.

Texas - In June 2016, Texas Gas Service filed a rate case requesting an increase in revenues of $11.6 million for its Central Texas and South Texas service areas. The filing included a request to consolidate the South Texas service area with the Central Texas service area. Texas Gas Service filed this rate case directly with the incorporated cities of the Central Texas service area, which includes the city of Austin, and the RRC for the unincorporated areas. In October 2016, all parties to the filing reached a unanimous settlement agreement for an increase in revenues of $6.8 million for the new consolidated service area. New rates will be effective in November 2016, for customers in the incorporated cities of the former Central Texas service area. Upon RRC approval, new rates will be effective for customers in the unincorporated areas of the new consolidated Central Texas service area, which is expected by January 9, 2017. Texas Gas Service expects to file for the same rates in the incorporated areas of the former South Texas service area by January 2017. In the agreement, the parties established a 9.5 percent return on equity and 60.1 percent common equity ratio.

In November 2015, Texas Gas Service notified the EPSA that it would be filing a full rate case in 2016 in lieu of the EPARR. In March 2016, Texas Gas Service filed a rate case requesting an increase in revenues of $12.8 million for the EPSA and its

Dell City and Permian service areas. The filing included a request to consolidate these three service areas into a new West Texas service area. Texas Gas Service filed this rate case directly with the incorporated cities of the EPSA and Dell City service area and the RRC for the unincorporated areas. In July 2016, several incorporated cities, including the city of El Paso, denied the request and Texas Gas Service appealed the denial to the RRC. In September 2016, the RRC approved consolidation of the three service areas into the new West Texas service area and a base rate increase of $8.8 million, which was based on a 9.5 percent return on equity and a 60.1 percent common equity ratio. In October 2016, rates went into effect for all service areas, except for the incorporated cities in the former Permian service area, for which Texas Gas Service expects to file for these new rates in the fourth quarter of 2016. Also in October 2016, Texas Gas Service filed a motion for rehearing asking the RRC to reconsider incentive compensation cost recovery. The City of El Paso also filed a motion for rehearing to address the issues of  consolidation, depreciation rates, capital structure and inclusion of certain invested capital in rate base.  The RRC has until January 5, 2017, to make a ruling.

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

Selected Financial Results - The following table sets forth certain selected financial results for our operations for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2016 vs. 2015		2016 vs. 2015
Financial Results	2016	2015	2016	2015	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars, except percentages)
Natural gas sales	$204.3	$197.9	$892.9	$1,063.7	$6.4	3%	$(170.8)	(16)%
Transportation revenues	21.2	20.9	72.2	72.9	0.3	1%	(0.7)	(1)%
Cost of natural gas	52.2	54.7	344.4	548.2	(2.5)	(5)%	(203.8)	(37)%
Net margin, excluding other revenues	173.3	164.1	620.7	588.4	9.2	6%	32.3	5%
Other revenues	6.6	6.4	21.3	21.9	0.2	3%	(0.6)	(3)%
Net margin	179.9	170.5	642.0	610.3	9.4	6%	31.7	5%
Operating costs	112.7	111.6	344.9	346.5	1.1	1%	(1.6)	—%
Depreciation and amortization	36.3	34.0	106.5	98.6	2.3	7%	7.9	8%
Operating income	$30.9	$24.9	$190.6	$165.2	$6.0	24%	$25.4	15%
Capital expenditures	$86.5	$74.3	$231.3	$199.7	$12.2	16%	$31.6	16%

The following table sets forth our net margin, excluding other revenues, by type of customer, for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
Net Margin, Excluding Other	September 30,		September 30,		2016 vs. 2015		2016 vs. 2015
Revenues	2016	2015	2016	2015	Increase (Decrease)		Increase (Decrease)
Natural gas sales	(Millions of dollars, except percentages)
Residential	$126.9	$118.9	$454.4	$425.8	$8.0	7%	$28.6	7%
Commercial and industrial	24.1	23.3	89.6	85.4	0.8	3%	4.2	5%
Wholesale and public authority	1.1	1.0	4.5	4.3	0.1	10%	0.2	5%
Net margin on natural gas sales	152.1	143.2	548.5	515.5	8.9	6%	33.0	6%
Transportation revenues	21.2	20.9	72.2	72.9	0.3	1%	(0.7)	(1)%
Net margin, excluding other revenues	$173.3	$164.1	$620.7	$588.4	$9.2	6%	$32.3	5%

Our net margin on natural gas sales is comprised of two components, fixed and variable margin. Fixed margin reflects the portion of our net margin attributable to the monthly fixed customer charge component of our rates, which does not fluctuate based on customer usage in each period. Variable margin reflects the portion of our net margin that fluctuates with the volumes delivered and billed. We believe that the combination of the significant residential component of our customer base, the fixed charge component of our sales margin and our regulatory rate mechanisms, which include weather normalization, that we have in place result in a stable cash flow profile. The following table sets forth our net margin on natural gas sales by revenue type for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2016 vs. 2015		2016 vs. 2015
Net Margin on Natural Gas Sales	2016	2015	2016	2015	Increase (Decrease)		Increase (Decrease)
Net margin on natural gas sales	(Millions of dollars, except percentages)
Fixed margin	$137.0	$128.0	$418.8	$387.8	$9.0	7%	$31.0	8%
Variable margin	15.1	15.2	129.7	127.7	(0.1)	(1)%	2.0	2%
Net margin on natural gas sales	$152.1	$143.2	$548.5	$515.5	$8.9	6%	$33.0	6%

Net margin increased $9.4 million for the three months ended September 30, 2016, compared with the same period last year, due primarily to the following:

•	an increase of $8.2 million from new rates primarily in Oklahoma and Texas; and

•	an increase of $1.1 million in residential sales due primarily to customer growth in Oklahoma and Texas.

Net margin increased $31.7 million for the nine months ended September 30, 2016, compared with the same period last year, due primarily to the following:

•	an increase of $32.6 million from new rates primarily in Oklahoma and Texas;

•	an increase of $2.9 million in residential sales due primarily to customer growth in Oklahoma and Texas; and

•	an increase of $1.2 million in ad valorem recoveries in Kansas, which is offset with higher related amortization expense; offset partially by

•
a decrease of $3.0 million due to lower sales volumes, net of weather normalization, primarily from warmer weather for the nine months ended September 30, 2016, compared with the same period last year; and

•	a decrease of $1.3 million due primarily to lower transportation volumes from weather-sensitive customers in Kansas and Oklahoma.

Operating costs increased $1.1 million for the three months ended September 30, 2016, compared with the same period last year, due primarily to an increase of $0.8 million in outside services and fleet and materials expense.

Operating costs decreased $1.6 million for the nine months ended September 30, 2016, compared with the same period last year, due primarily to the following:

•	a decrease of $3.8 million in outside service costs and fleet and materials expense;

•	a decrease of $2.6 million in information technology costs; and

•
a decrease of $2.4 million from the deferral of certain information technology costs incurred as a result of our separation from ONEOK in 2014, which was approved in Oklahoma as a regulatory asset; offset partially by

•	an increase of $4.9 million in employee-related costs; and

•	an increase of $2.7 million in legal-related costs.

Depreciation and amortization expense increased $2.3 million and $7.9 million for the three and nine months ended September 30, 2016, respectively, compared with the same periods last year, due primarily to an increase in depreciation from our capital expenditures being placed into service.

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

Capital expenditures increased $12.2 million and $31.6 million for the three and nine months ended September 30, 2016, respectively, compared with the same respective periods last year, due primarily to increased system integrity activities and extending service to new areas.

Selected Operating Information - The following tables set forth certain selected operating information for the periods indicated:

	Three Months Ended								Variances
	September 30,								2016 vs. 2015
(in thousands)	2016				2015				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	782	576	612	1,970	776	573	606	1,955	6	3	6	15
Commercial and industrial	71	50	34	155	71	50	33	154	—	—	1	1
Wholesale and public authority	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	6	6	1	13	6	6	1	13	—	—	—	—
Total customers	859	632	650	2,141	853	629	643	2,125	6	3	7	16

	Nine Months Ended								Variances
	September 30,								2016 vs. 2015
(in thousands)	2016				2015				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	788	582	612	1,982	783	580	607	1,970	5	2	5	12
Commercial and industrial	73	50	35	158	73	50	34	157	—	—	1	1
Wholesale and public authority	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	6	1	12	5	6	1	12	—	—	—	—
Total customers	866	638	651	2,155	861	636	645	2,142	5	2	6	13

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Volumes (MMcf)	2016	2015	2016	2015
Natural gas sales
Residential	7,425	7,476	69,687	78,987
Commercial and industrial	3,590	3,676	22,408	25,460
Wholesale and public authority	261	247	1,542	1,719
Total volumes sold	11,276	11,399	93,637	106,166
Transportation	46,036	43,056	154,857	150,611
Total volumes delivered	57,312	54,455	248,494	256,777

Total volumes delivered decreased for the nine months ended September 30, 2016, compared with the same period last year, due primarily to warmer temperatures in 2016. The impact on residential and commercial margins was mitigated significantly by weather-normalization mechanisms. Transportation volumes increased for the nine months ended September 30, 2016, compared with the same period last year, due to a large industrial customer’s facility undergoing maintenance in the prior year, offset by a decrease in transportation volumes associated with smaller weather-sensitive customers.

Wholesale sales represent contracted natural gas volumes that exceed the needs of our residential, commercial and industrial customer base and are available for sale to other parties. The impact to net margin from changes in volumes associated with these customers is minimal.

	Three Months Ended
	September 30,
	2016		2015		2016 vs 2015	2016	2015
Heating Degree Days	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	3	2	—	14	100%	150%	—%
Kansas	19	52	9	52	111%	37%	17%
Texas	2	1	—	1	100%	200%	—%

	Nine Months Ended
	September 30,
	2016		2015		2016 vs 2015	2016	2015
Heating Degree Days	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	1,730	1,968	2,067	2,012	(16)%	88%	103%
Kansas	2,459	2,965	2,824	2,965	(13)%	83%	95%
Texas	899	1,034	1,117	1,023	(20)%	87%	109%

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

Short-term Financing - The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. At September 30, 2016, our debt-to-capital ratio was 40 percent, and we were in compliance with all covenants under the ONE Gas Credit Agreement.

We have a commercial paper program under which we may issue unsecured commercial paper up to a maximum amount of $700 million to fund short-term borrowing needs. The maturities of the commercial paper notes may vary but may not exceed 270 days from the date of issue. The commercial paper notes are generally sold at par less a discount representing an interest factor.

The ONE Gas Credit Agreement is available to repay the commercial paper notes, if necessary. Amounts outstanding under the commercial paper program reduce the borrowing capacity under the ONE Gas Credit Agreement. At September 30, 2016, we had $41.0 million in short-term borrowings and $1.0 million in letters of credit issued under the ONE Gas Credit Agreement. At September 30, 2016, we had approximately $4.5 million of cash and cash equivalents and $658.0 million of remaining credit available under the ONE Gas Credit Agreement. The total amount of short-term borrowings authorized by ONE Gas’ Board of Directors is $1.2 billion.

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

Credit Ratings - Our credit ratings as of September 30, 2016, were:

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Nine Months Ended
	September 30,		Variance
	2016	2015	2016 vs. 2015
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$281.4	$349.5	$(68.1)
Investing activities	(230.8)	(199.6)	(31.2)
Financing activities	(48.5)	(108.8)	60.3
Change in cash and cash equivalents	2.1	41.1	(39.0)
Cash and cash equivalents at beginning of period	2.4	11.9	(9.5)
Cash and cash equivalents at end of period	$4.5	$53.0	$(48.5)

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

For the nine months ended September 30, 2016, cash flows from operating activities, before changes in operating assets and liabilities, reflects the positive impact on income taxes from bonus depreciation, which is offset by a net decrease in cash flows from operating assets and liabilities, due primarily to the impact of lower natural gas prices on accounts receivable, accounts payable and natural gas in storage. We purchase natural gas for storage during the second and third quarters and withdraw gas from storage for our heating season during the first and fourth quarters. With lower gas costs for the 2015/2016 heating season compared with the 2014/2015 heating season, the value of natural gas withdrawn from storage was lower, resulting in less cash collected as our storage was utilized. Additionally, through the third quarter of 2015, our net over-recovered purchased gas costs increased by $38.7 million. Through the third quarter of 2016, our net over-recovered purchased gas costs decreased by $27.1 million. The change in the recoveries between periods also contributed to the decrease in cash flows from operating assets and liabilities.

Investing Cash Flows - Cash used in investing activities increased for the nine months ended September 30, 2016, compared with the prior period, due primarily to increased system integrity activities and extending service to new areas during the nine months ended September 30, 2016. Capital expenditures for fiscal 2016 are expected to be comparable to fiscal 2015.

Financing Cash Flows - Cash used in financing activities decreased for the nine months ended September 30, 2016, compared with the prior period, due primarily to an increase in borrowings of notes payable.

ENVIRONMENTAL, SAFETY AND REGULATORY MATTERS

Environmental Matters -We are subject to multiple historical, wildlife preservation and environmental laws and/or regulations that affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, hazardous materials transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures at our facilities. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and nine months ended September 30, 2016 and 2015. We do not expect expenditures for these matters to have a material adverse effect on our financial condition, results of operations or cash flows.

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

In April 2016, PHMSA published a notice of proposed rulemaking (NPRM), the Safety of Gas Transmission & Gathering Lines Rule, in the Federal Register to revise pipeline safety regulations applicable to the safety of onshore natural gas transmission and gathering pipelines. Proposals include changes to pipeline integrity management requirements and other safety-related requirements. The NPRM comment period ended July 7, 2016, and comments are under review by PHMSA. The potential capital and operating expenditures associated with the NPRM are currently being evaluated and could be significant depending on the final regulations.

Air and Water Emissions - The Clean Air Act, the Clean Water Act and analogous state laws and/or regulations promulgated thereunder, impose restrictions and controls regarding the discharge of pollutants into the air and water in the United States. Under the Clean Air Act, a federally enforceable operating permit is required for sources of significant air emissions. We may be required to incur certain capital expenditures for air-pollution-control equipment in connection with obtaining or maintaining permits and approvals for sources of air emissions. We do not expect that these expenditures will have a material impact on our respective results of operations, financial position or cash flows. The Clean Water Act imposes substantial potential liability for the removal of pollutants discharged to waters of the United States and remediation of waters affected by such discharge.

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

We participate in the EPA’s Natural Gas STAR Program to voluntarily reduce methane emissions. We continue to focus on maintaining low rates of lost-and-unaccounted-for natural gas through expanded implementation of best practices to limit the release of natural gas during pipeline and facility maintenance and operations. Additionally, in March 2016, we were one of 40 founding partners to launch the EPA’s Natural Gas STAR Methane Challenge Program, whereby oil and natural gas companies agree to promote and track commitments to reduce methane emissions beyond what is federally required. Our Methane Challenge Program commitment to annually replace or rehabilitate at lease two percent of our combined inventory of cast iron and noncathodically-protected steel pipe aligns with our planned system integrity expenditures for infrastructure replacements. We anticipate reporting in 2018 our calendar year 2017 performance relative to our commitment.

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

•	actions of rating agencies, including the ratings of debt, general corporate ratings and changes in the rating agencies’ ratings criteria;

•	changes in inflation and interest rates;

•	our ability to purchase and sell assets at reasonable prices and on other reasonable terms;

•	our ability to recover the costs of natural gas purchased for our customers;

•	impact of potential impairment charges;

•	volatility and changes in markets for natural gas;

•	possible loss of LDC franchises or other adverse effects caused by the actions of municipalities;

•	payment and performance by counterparties and customers as contracted and when due;

•	changes in regulation of natural gas distribution services, particularly those in Oklahoma, Kansas and Texas;

•	changes in law resulting from new federal or state legislation;

•	changes in environmental, safety, tax and other laws to which we and our subsidiaries are subject;

•	advances in technology;

•	population growth rates and changes in the demographic patterns of the markets we serve;

•	acts of nature and the potential effects of threatened or actual terrorism, including cyber attacks or breaches of technology systems and war;

•	the sufficiency of insurance coverage to cover losses;

•	the effects of our strategies to reduce tax payments;

•	the effects of litigation and regulatory investigations, proceedings, including our rate cases, or inquiries;

•	changes in accounting standards;

•	changes in corporate governance standards;

•	discovery of material weaknesses in our internal controls;

•	our ability to attract and retain talented employees, management and directors;

•	the results of financing efforts, including our ability to obtain financing on favorable terms, which can be affected by various factors, including our credit ratings and general economic conditions;

•	declines in the discount rates on, declines in the market value of the debt and equity securities of, and increases in funding requirements for, our defined benefit plans;

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

Interest-Rate Risk

We would be exposed to interest-rate risk with any new issuance of debt or commercial paper. We are able to manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and, at times, interest-rate swaps. Fixed-rate swaps may be used to reduce our risk of increased interest costs during periods of rising interest rates. Floating-rate swaps may be used to convert the fixed rates of long-term borrowings into short-term variable rates.

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the third quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following exhibits are filed as part of this Quarterly Report:

Exhibit No.	Exhibit Description

3.1	Amended and Restated By-laws of ONE Gas, Inc. (incorporated by reference to Exhibit 3.1 to ONE Gas, Inc.’s Current Report on Form 8-K/A filed on July 26, 2016 (File No. 001-36108)).

31.1	Certification of Pierce H. Norton II pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Curtis L. Dinan pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Pierce H. Norton II pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Curtis L. Dinan pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101. PRE	XBRL Presentation Linkbase Document.

101.DEF	XBRL Extension Definition Linkbase Document.

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Statements of Income for the three and nine months ended September 30, 2016 and 2015; (iii) Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015; (iv) Balance Sheets at September 30, 2016 and December 31, 2015; (v) Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; (vi) Statement of Equity for the nine months ended September 30, 2016; and (vii) Notes to the Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 1, 2016		ONE Gas, Inc.
Registrant

	By:	/s/ Curtis L. Dinan
Curtis L. Dinan
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)