Form 10-K
period 2016-12-31
ONE Gas, Inc.
filed 2017-02-23
CIK 1587732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X  No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one) Large accelerated filer X Accelerated filer __    Non-accelerated filer __    Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes__ No X
The aggregate market value of the equity securities held by nonaffiliates based on the closing trade price of the registrant on June 30, 2016, was $3.2 billion.

On February 10, 2017, we had 52,283,788 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 25, 2017, are incorporated by reference in Part III.

ONE Gas, Inc.
2016 ANNUAL REPORT

As used in this Annual Report, references to “we,” “our,” “us” or the “company” refer to ONE Gas, Inc., an Oklahoma corporation, and its predecessors and subsidiary, unless the context indicates otherwise.

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Annual Report are defined as follows:

ACA	Annual Cost Adjustment
AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2016
ASU	Accounting Standards Update
ATSR	Ad-Valorem Tax Surcharge Rider
Bcf	Billion cubic feet
Bcf/d	Billion cubic feet per day
CERCLA	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
CFTC	Commodities Futures Trading Commission
Clean Air Act	Federal Clean Air Act, as amended
Clean Water Act	Federal Water Pollution Control Amendments of 1972, as amended
CNG	Compressed natural gas
Code	Internal Revenue Code of 1986, as amended
COG	Cost of gas
COGR	Cost of gas rider
COSA	Cost-of-Service Adjustment
DOT	United States Department of Transportation
Dth	Dekatherm
EPA	United States Environmental Protection Agency
EPARR	El Paso Annual Rate Review
EPS	Earnings per share
EPSA	El Paso Service Area
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
GRIP	Texas Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
Heating Degree Day or HDD
A measure designed to reflect the demand for energy needed for heating based on the extent to which the daily average temperature falls below a reference temperature for which no heating is required, usually 65 degrees Fahrenheit

IFRS	International Financial Reporting Standards
IRS	U.S. Internal Revenue Service
IRS Ruling	Private Letter Ruling from IRS
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
kWh	Kilowatt hour
LDCs	Local distribution companies
LIBOR	London Interbank Offered Rate
Moody’s	Moody’s Investors Service, Inc.
MMcf	Million cubic feet
NOL	Net operating loss
NPRM	Notice of proposed rulemaking
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
OCC	Oklahoma Corporation Commission
ONE Gas	ONE Gas, Inc.
ONE Gas Credit Agreement	ONE Gas’ $700 million revolving credit agreement, which expires in January 2019

ONE Gas Predecessor
ONE Gas’ predecessor for accounting purposes that consists of the business attributable to ONEOK’s natural gas distribution segment that was transferred to
ONE Gas in connection with its separation from ONEOK

ONEOK	ONEOK, Inc. and its subsidiaries
ONEOK Partners	ONEOK Partners, L.P. and its subsidiaries
OSHA	Occupational Safety and Health Administration
PBRC	Performance-Based Rate Change
PGA	Purchased Gas Adjustment
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
Pipeline Safety Improvement Act	Pipeline Safety Improvement Act of 2002, as amended
Pipeline Safety, Regulatory Certainty and Job Creation Act	Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011, as amended
ROE	Return on equity calculated consistent with utility ratemaking principles in each jurisdiction in which we operate
RRC	Railroad Commission of Texas
S&P	Standard and Poor’s Rating Services
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes	ONE Gas’ registered notes consisting of $300 million of 2.07 percent senior notes due 2019, $300 million of 3.61 percent senior notes due 2024 and $600 million of 4.658 percent notes due 2044.
Separation and Distribution Agreement	Separation and Distribution Agreement dated January 14, 2014, between ONEOK and ONE Gas
TAC	Temperature Adjustment Clause
Tax Matters Agreement	Tax Matters Agreement dated January 14, 2014, between ONEOK and ONE Gas
Transition Services Agreement	Transition Services Agreement dated January 14, 2014, between ONEOK and ONE Gas
WNA	Weather normalization adjustments
XBRL	eXtensible Business Reporting Language

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

PART I

ITEM 1.    BUSINESS

OUR BUSINESS

We are a 100 percent regulated natural gas distribution utility, headquartered in Tulsa, Oklahoma. We are one of the largest publicly traded natural gas utilities in the United States, and successor to the company founded in 1906 as Oklahoma Natural Gas Company, which became ONEOK, Inc. (NYSE: OKE) in 1980. On January 31, 2014, ONE Gas officially separated from ONEOK.

We provide natural gas distribution services to more than 2 million customers, and we are the largest natural gas distributor in Oklahoma and Kansas and the third largest in Texas, in terms of customers. We serve residential, commercial and industrial, transportation and wholesale and public authority customers in all three states. Our largest natural gas distribution markets in terms of customers are Oklahoma City and Tulsa, Oklahoma; Kansas City, Wichita and Topeka, Kansas; and Austin and El Paso, Texas. Our three divisions, Oklahoma Natural Gas, Kansas Gas Service and Texas Gas Service, distribute natural gas to approximately 88 percent, 72 percent and 13 percent of the natural gas distribution customers in Oklahoma, Kansas and Texas, respectively.

Our common stock trades on the NYSE under the symbol “OGS,” and is included in the S&P MidCap 400 Index.

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

Immediately prior to the contribution of the natural gas distribution business to us, ONEOK contributed to the capital of the natural gas distribution business all of the amounts outstanding on the natural gas distribution business’s short-term note payable to and long-term line of credit with ONEOK. We received approximately $1.19 billion of cash from a private placement of senior notes (which were later exchanged for registered notes), then used a portion of those proceeds to fund a cash payment of approximately $1.13 billion to ONEOK. On January 31, 2014, ONEOK distributed one share of our common stock for every four shares of ONEOK common stock held by ONEOK shareholders of record as of the close of business on January 21, 2014, the record date of the distribution. At the close of business on January 31, 2014, ONE Gas became an independent, publicly traded company as a result of the distribution. Our common stock began trading “regular-way” on the NYSE on February 3, 2014. ONEOK did not retain any ownership interest in our company.

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

OUR STRATEGY

We operate with a mission to deliver natural gas for a better tomorrow. Our vision is to be a premier natural gas distribution company, creating exceptional value for all stakeholders. Our business strategy is focused on operating our systems in a safe, reliable and environmentally responsible manner, growing our business strategically, while delivering quality customer service to our customers. We believe this will enable us to generate a competitive total return for our shareholders and maintain our financial stability, leading to our strategic goals of zero harm and a fair return. We intend to accomplish our objectives by executing on the strategies listed below:

•
Focus on Safety, Reliability and Compliance - We are committed, first and foremost, to pursuing a zero-incident safety and compliance culture through programs, procedures, policies, guidelines and other internal controls designed to mitigate risk and incidents that may harm our employees, contractors, customers, the public or the environment. Additionally, a significant portion of our capital spending is focused on the safety, integrity, reliability and efficiency of our natural gas distribution system. We are committed to compliance with all federal, state and local laws and regulations.

•
High-performing Workforce - The foundation of our company consists of our employees. Our success begins with our people and a commitment to attracting, retaining and developing a high-performing workforce where every employee understands that they can and do make a difference. We embrace and promote inclusion, diversity and collaboration. We expect a high standard of performance from our employees, and encourage our workforce to measure their productivity and be accountable for the best work possible. Each day that we do our best to safely and efficiently meet the needs of our customers is a day that leads to individual success and, ultimately, the success of the company.

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

We continue to leverage technology to improve our operational performance. Ongoing initiatives to expand the use of technology in key areas of operations and customer service are expected to result in increased efficiency, thereby helping reduce the rate of increasing expenses.

Our focus on our credit metrics and maintaining a balanced approach to capital management are significant objectives in providing reasonable rates to customers while also providing a fair return to shareholders. We believe that maintaining an investment-grade credit rating is prudent for our business as we seek to access the capital markets to finance capital investments. As a 100-percent regulated utility, we intend to maintain strong credit metrics while we pursue a balanced approach to capital investment and a return of capital to shareholders via a dividend that we believe will be competitive with our peer group.

•
Advocate Constructive Relationships with Key Stakeholders - We plan to continue our constructive, transparent relationships with our key stakeholders, which include our customers, employees, investors, legislators and regulators. Our strategy includes meeting the needs of our customers through the delivery of safe and reliable natural gas service while seeking outcomes in future rate proceedings that provide recovery of our costs and a fair return on our infrastructure investments.

•
Identify and Pursue Growth Opportunities - Our growth opportunities are a result of capital investments related to the safety and reliability of our existing system, as identified by our system integrity program, in addition to system expansion related to the economic and population growth in our service territories. As a result of our commitment to enhance the integrity, reliability and safety of our existing infrastructure, we are making significant investments in our existing system, which we expect to further grow our rate base. In addition, as some of our service territories continue to experience economic growth, we expect to grow our rate base through capital investments in new service lines and main line extensions, predominately in the seven major metropolitan areas we serve.

We believe that the competitiveness of natural gas is increasing, creating new market opportunities for natural gas as an energy source within our existing service territories. Our emphasis on safety and a positive customer service experience makes our business an important part of the communities we serve. Natural gas remains positioned within the United States energy economy as the foundation fuel of scale, which we believe will support sustainable growth opportunities, energy independence and national security.

We remain committed to maintaining our status as a 100-percent regulated natural gas utility. We will, however, follow a disciplined financial and operational approach to evaluating both strategic acquisition opportunities and continued investments in our existing rate base.

REGULATORY OVERVIEW

We are subject to the regulations and oversight of the state and local regulatory authorities of the territories in which we operate. Rates and charges for natural gas distribution services are established by the OCC for Oklahoma Natural Gas and by the KCC for Kansas Gas Service. Texas Gas Service is subject to regulatory oversight by the various incorporated cities that it serves, which have primary jurisdiction for their respective service areas. Rates in unincorporated areas of Texas and all appellate matters are subject to regulatory oversight by the RRC. These regulatory authorities have the responsibility of ensuring that the utilities in their jurisdictions provide safe and reliable service at a reasonable cost, while providing utility companies the opportunity to earn a fair and reasonable return on their investments.

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

Oklahoma - Oklahoma Natural Gas currently operates under a PBRC mechanism, which provides for streamlined annual rate reviews between rate cases and includes adjustments for incremental capital investment and allowed expenses. Under this mechanism, we have an allowed ROE of between 9 percent and 10 percent. If our achieved ROE is below 9 percent, our base rates are increased upon OCC approval to an amount necessary to restore the ROE to 9.5 percent. If our achieved ROE exceeds 10 percent, the portion of the earnings that resulted in an achieved ROE that exceeds 10 percent is shared with our customers, who receive the benefit of 75 percent of the portion of earnings that resulted in an achieved ROE that exceeds 10 percent. We receive the benefit of the remaining 25 percent. Oklahoma Natural Gas is required to file a rate case on or before June 30, 2021, based on a test year consisting of the twelve months ending December 31, 2020. Other regulatory mechanisms in Oklahoma include the following:

•
Rate Design for Residential Customers - Oklahoma Natural Gas is authorized to utilize a rate structure providing customers with two rate choices. Rate Choice “A” is designed for customers whose annual normalized volume is less than 50 Dth. These customers pay a fixed monthly service charge and a per Dth delivery fee. Although a portion of the net margin for customers in Rate Choice “A” is dependent on usage, these customers use relatively small quantities of natural gas and therefore the net margin that is dependent on usage is not significant. The fixed monthly residential customer charge is $16.70, with a delivery fee of $4.1143 per Dth for these customers. Rate Choice “B” is designed for customers whose annual normalized volume is 50 Dth or greater. These customers pay only a fixed monthly service charge of $33.84. At December 31, 2016, 71 percent of Oklahoma Natural Gas’ residential customers were on Rate Choice “B.”

•
Rate Design for Commercial and Industrial Customers - Oklahoma Natural Gas is authorized to utilize a structure providing two different rate choices for its Small Commercial and Industrial, or SCI, customers. Rate Choice “A” is designed for SCI customers whose annual normalized volume is less than 40 Dth. These customers pay both a fixed monthly service charge of $20.90 and a delivery fee of $4.5599 per Dth. Rate Choice “B” is designed for SCI customers whose annual normalized volume is 40 Dth or greater but less than 150 Dth. These customers pay only a fixed monthly service charge of $36.10. All of Oklahoma Natural Gas’ Large Commercial and Industrial, or LCI, customers, whose annual volume is 150 Dth or greater, but less than 5,000 Dth, pay a fixed monthly service charge of $94.88. At December 31, 2016, 78 percent of Oklahoma Natural Gas’ commercial and industrial customers were on either SCI Rate Choice “B” or LCI.

•
PGA Clause - Oklahoma Natural Gas’ commodity, transportation, storage and gas purchase operations and maintenance costs are passed through to its sales customers, without profit, via the PGA. Any costs associated with natural gas that is lost, used or unaccounted for in operations and the fuel-related portion of bad debts are also recovered through the PGA.

•
TAC - The TAC is a weather normalization mechanism designed to reduce the delivery charge component of customers’ bills for the additional volumes used when the actual HDDs exceed the normalized HDDs and to increase the delivery charge component of customers’ bills for volumes not used when actual HDDs are less than the normal HDDs. Normalized HDDs established through our most recent rate proceeding are based on 10-year weighted average HDDs as of December 31, 2014, for years 2005-2014, as calculated using 11 weather stations across Oklahoma and weighted on average customer count for Oklahoma. The TAC is in effect from November through April.

•
Energy Efficiency Programs - Oklahoma Natural Gas has Energy Efficiency Programs, available to all of its sales customers.  The costs associated with these programs and an incentive to offer these programs are recovered through a monthly surcharge on customer bills. Oklahoma Natural Gas collects approximately $11.5 million each year from sales customers to fund the programs, which provides rebates for energy efficient natural gas appliances.

•
CNG Rebate Program - The CNG Rebate Program is designed to promote and support the CNG market in the state of Oklahoma by offering rebates to Oklahoma residents who purchase dedicated and bi-fueled natural gas vehicles or install residential CNG fueling stations. The rebates are funded by a $0.25 per gasoline gallon equivalent surcharge that Oklahoma Natural Gas is authorized to collect on fuel purchased from a CNG dispenser owned by Oklahoma Natural Gas. Collections from the surcharge to fund the program were not material in 2016.

For the year ended December 31, 2016, approximately 88 percent of Oklahoma Natural Gas’ net margin from its sales customers was recovered from fixed charges.

Kansas - Kansas Gas Service files periodic rate cases with the KCC as needed to increase base rates to reflect Kansas Gas Service’s authorized revenue requirement. Other regulatory mechanisms in Kansas include the following:

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

•
WNA Clause - In 2016, the WNA Clause required Kansas Gas Service to accrue the variation in net margin resulting from actual weather differing from normal weather occurring from November through March. Beginning in April 2017, the WNA mechanism will allow an accrual each month of the year. WNA is designed to reduce the delivery charge component of customers’ bills for the additional volumes used when the actual HDDs exceed the normalized HDDs and to increase the delivery charge component of customers’ bills for the reduction in volumes used when actual HDDs are less than the normal HDDs. Normal HDDs are established through rate proceedings and are based on 30-year average for years 1981-2010 published by the National Oceanic and Atmospheric Administration, as calculated using 13 weather stations across Kansas and weighted on HDDs by weather station and customers for Kansas. Annually, the amount of the adjustment is determined and is then applied to customers’ bills over the subsequent 12-month period. Beginning in April 2017, Normal HDDs will be based on a 30-year average for years 1981-2010 published by the National Oceanic and Atmospheric Administration, as calculated using 4 weather stations across Kansas and weighted on HDDs by weather station and customers for Kansas.

•
ATSR - This rider requires Kansas Gas Service to recover the difference each year between the property tax costs included in its base rates and its actual property tax costs incurred without having to file a rate case. The amount of the adjustment is determined annually and recovered over the subsequent 12 months as a change in the delivery-charge component of customers’ bills.

•
Pension and Other Postemployment Benefits Trackers - These trackers require Kansas Gas Service to track and defer for recovery in its next rate case the difference between the pension and other postemployment benefit costs included in base rates and actual expense as determined in accordance with GAAP.

•
GSRS - This surcharge allows Kansas Gas Service to file for a rate adjustment providing a recovery of and return on qualifying infrastructure investments, such as expenditures necessary to meet state and federal pipeline safety requirements and government-required relocation projects, incurred between rate case filings. The filing cannot occur more often than once every 12 months and the rate adjustment cannot increase the monthly charge by more than $0.40 per residential customer compared with the most recent GSRS filing. After five annual filings, Kansas Gas Service is required to file a rate case or cease collection of the surcharge.

The fixed monthly residential customer charge for Kansas Gas Service was $15.35 for the year ended December 31, 2016. Beginning January 1, 2017, the residential customer charge is $16.70. For the year ended December 31, 2016, approximately 55 percent of Kansas Gas Service’s net margin from its sales customers was recovered from fixed charges.

Texas - Texas Gas Service has grouped its customers into six service areas. These service areas are further divided into the incorporated cities and the unincorporated areas, referred to as the environs. The incorporated cities in the service areas have original jurisdiction, with the RRC having appellate authority, and the RRC has original jurisdiction for the environs. Periodic rate cases are filed with the cities or the RRC, as needed, to reflect Texas Gas Service’s authorized revenue requirement. Other regulatory mechanisms and constructs in Texas include the following:

•
GRIP Statute - For the incorporated cities in three of the service areas and for the environs in five of the service areas, comprising 86 percent of Texas Gas Service’s customers, Texas Gas Service makes an annual filing under the GRIP statute, which allows it to recover taxes and depreciation and to earn a return on the annual net increase in investment for the service area. After five annual GRIP filings, Texas Gas Service is required to file a full rate case. A full rate case may be filed at shorter intervals if desired by either Texas Gas Service or the regulator.

•
COSA Filings - In three of the service areas, comprising 14 percent of its customers, Texas Gas Service makes an annual COSA filing for the incorporated cities. COSA tariffs permit Texas Gas Service to recover return, taxes and depreciation on the annual increases in net investment, as well as annual increases or decreases in certain expenses and revenues. The COSAs have a cap of 3.5 percent to 5 percent on all or a portion of the increase. A full rate case may be filed when desired by Texas Gas Service or the regulator, but is not required.

•
WNA Clause - Texas Gas Service employs WNA clauses in all six service areas. The WNA clause is designed to reduce the delivery charge component of customers’ bills for the additional volumes used when the actual HDDs exceed the normalized HDDs and to increase the delivery charge component of customers’ bills for the reduction in volumes used when actual HDDs are less than the normal HDDs. Normal HDDs are established through rate proceedings in each of our jurisdictions and are generally based on a 10-year average of HDDs in each jurisdiction. The WNA clause is in effect from September through May.

•
COG Clause - In all service areas, Texas Gas Service recovers 100 percent of its natural gas costs, including transportation and storage costs, interest on natural gas in storage and the natural gas cost component of bad debts, via a COG mechanism, subject to a limitation of 5 percent on lost-and-unaccounted-for natural gas. The COG is reconciled annually to compare the natural gas costs recovered through the COG with the actual natural gas supply costs. Any over- or under-recovery is refunded or recovered, as applicable, in the subsequent year.

•
Pension and Other Postemployment Benefits - Texas Gas Service is authorized by statute to defer pension and other postemployment benefit costs that exceed the amount recovered in base rates and to seek recovery of the deferred costs in a future rate case.

•	Pipeline-Integrity Testing Riders - Texas Gas Service recovers approximately 90 percent of its pipeline-integrity testing expenses via riders and COSAs, with the remainder included in base rates.

•
Safety-Related Plant Replacements - Texas Gas Service is authorized by RRC rule to defer interest cost, taxes and depreciation expense on safety-related plant replacements from the time the replacements are in service until the plant is reflected in base rates, and to seek recovery of those accrued amounts in a future rate proceeding.

•
Energy Conservation Program - Texas Gas Service has an Energy Conservation Program in its Central Texas and Rio Grande Valley service areas, comprising 49 percent of total customers. Texas Gas Service collects approximately $3.5 million per year from customers to fund the program, which provides energy audits, weatherization and appliance rebates to promote energy conservation.

The average fixed monthly residential customer charge for Texas Gas Service is $14.72, and for the year ended December 31, 2016, approximately 70 percent of Texas Gas Service’s net margin from its sales customers was recovered from fixed charges.

MARKET CONDITIONS AND SEASONALITY

Supply - We purchased 134 Bcf and 157 Bcf of natural gas supply in 2016 and 2015, respectively. The decrease in 2016 resulted primarily from lower supply requirements due to warmer temperatures compared with 2015. Our natural gas supply portfolio consists of long-term, seasonal and short-term contracts from a diverse group of suppliers. We award these contracts through competitive-bidding processes to ensure reliable and competitively priced natural gas supply. We acquire our natural gas supply from natural gas processors, marketers and producers.

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

We do not anticipate problems with securing natural gas supply to satisfy customer demand; however, if supply shortages were to occur, we have curtailment provisions in our tariffs that allow us to reduce or discontinue natural gas service to large industrial users and to request that residential and commercial customers reduce their natural gas requirements to an amount essential for public health and safety. In addition, during times of critical supply disruptions, curtailments of deliveries to customers with firm contracts may be made in accordance with guidelines established by appropriate federal, state and local regulatory agencies.

Natural gas supply requirements are affected by weather conditions. In addition, economic conditions impact the requirements of our commercial and industrial customers. Natural gas usage per residential customer may decline as customers change their consumption patterns in response to a variety of factors, including:

•	more volatile and higher natural gas prices;

•	more energy-efficient construction;

•	fuel switching from natural gas to electricity; and

•	customers improving the energy efficiency of existing homes by replacing doors and windows, adding insulation, and replacing appliances with more efficient appliances.

In each jurisdiction in which we operate, changes in customer-usage profiles are considered in the periodic redesign of our rates.

As of December 31, 2016, we had 50.4 Bcf of natural gas storage capacity under lease with remaining terms ranging from one to ten years and maximum allowable daily withdrawal capacity of approximately 1.3 Bcf. This storage capacity allows us to purchase natural gas during the off-peak season and store it for use in the winter periods. This storage is also needed to assure the reliability of gas deliveries during peak demands for natural gas. Approximately 27 percent of our winter natural gas supply needs for our sales customers is expected to be supplied from storage.

In managing our natural gas supply portfolios, we partially mitigate price volatility using a combination of financial derivatives and natural gas in storage. We have natural gas financial hedging programs that have been authorized by the OCC, KCC and in certain jurisdictions in Texas. We do not utilize financial derivatives for speculative purposes, nor do we have trading operations associated with our business.

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

Competition - We encounter competition based on customers’ preference for natural gas, compared with other energy alternatives and their comparative prices. We compete primarily to supply energy for space and water heating, cooking and clothes drying. Significant energy usage competition occurs between natural gas and electricity in the residential and small commercial markets. Customers and builders typically make the decision on the type of equipment, and therefore the energy source, at initial installation, generally locking in the chosen energy source for the life of the equipment. Changes in the competitive position of natural gas relative to electricity and other energy alternatives have the potential to cause a decline in consumption of natural gas or in the number of natural gas customers.

The U.S. Department of Energy issued a statement of policy that it will use full fuel-cycle measures of energy use and emissions when evaluating energy-conservation standards for appliances. In addition, the EPA has determined that source energy is the most equitable unit for evaluating energy consumption. Assessing energy efficiency in terms of a full fuel-cycle or source-energy analysis, which takes all energy use into account, including transmission, delivery and production losses, in addition to energy consumed at the site, highlights the high overall efficiency of natural gas in residential and commercial uses compared with electricity.

The table below contains data related to the cost of delivered gas relative to electricity based on current market conditions:

Natural Gas vs. Electricity	Oklahoma	Kansas	Texas

Average retail price of electricity / kWh(1)	10.14¢	13.02¢	11.04¢
Natural gas price equivalent of electricity / Dth(1)	$29.72	$38.16	$32.36
ONE Gas delivered cost of natural gas / Dth(2)	$9.25	$10.07	$10.97
Natural gas advantage ratio(3)	3.2x	3.8x	2.9x
(1) Source: United States Energy Information Agency, www.eia.gov, for the eleven-month period ended November 30, 2016.
(2) Represents the average delivered cost of natural gas to a residential customer, including the cost of the natural gas supplied, fixed customer charge, delivery charges and charges for riders, surcharges and other regulatory mechanisms associated with the services we provide, for the year ended December 31, 2016.
(3) Calculated as the ratio of the natural gas price equivalent per Dth of the average retail price of electricity per kilowatt hour to the ONE Gas delivered average cost of natural gas per Dth.

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

CNG - In meeting increased interest in CNG for motor vehicle transportation, particularly from fleet operators, we have been developing an incremental source of transportation revenue by supplying natural gas to CNG fueling stations. As of December 31, 2016, we supply 143 fueling stations, 30 of which we operate. Of the 113 remaining stations, 64 are retail and 49 are private CNG stations. We transported 2.5 million Dth to CNG stations in 2016, which represents an increase of 7 percent compared with 2015.

We will continue to support industry efforts to encourage development of more vehicle options by car and truck manufacturers, to support third-party investment in CNG fueling stations and to continue tax incentives for CNG. We continue to deploy a minimum amount of capital to connect CNG stations and allow the free market to build and operate the stations.

ENVIRONMENTAL AND SAFETY MATTERS

See Note 13 of the Notes to Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report for information regarding environmental and safety matters.

EMPLOYEES

We employed approximately 3,400 people at February 1, 2017, including approximately 700 people at Kansas Gas Service who are subject to collective bargaining agreements. The following table sets forth our contracts with collective bargaining units at February 1, 2017:

Union	Approximate Employees	Contract Expires
The United Steelworkers	400	October 31, 2019
International Brotherhood of Electrical Workers (IBEW)	300	June 30, 2017

EXECUTIVE OFFICERS OF THE REGISTRANT

All executive officers are elected annually by our Board of Directors and each serves until such person resigns, is removed or is otherwise disqualified to serve or until such officer’s successor is duly elected. Our executive officers listed below include the officers who have been designated by our Board of Directors as our Section 16 executive officers.

Name	Age*		Business Experience in Past Five Years
Pierce H. Norton II	56	2014 to present	President, Chief Executive Officer and Director
		2013 to 2014	Executive Vice President, Commercial, ONEOK and ONEOK Partners
		2012	Executive Vice President and Chief Operating Officer, ONEOK and ONEOK Partners
Curtis L. Dinan	49	2014 to present	Senior Vice President, Chief Financial Officer and Treasurer
		2012 to 2014	Senior Vice President, Natural Gas, ONEOK Partners
Joseph L. McCormick	57	2014 to present	Senior Vice President, General Counsel and Assistant Secretary
		2012 to 2014	Vice President and Associate General Counsel, ONEOK and ONEOK Partners
Caron A. Lawhorn	55	2014 to present	Senior Vice President, Commercial
		2013 to 2014	Senior Vice President, Commercial, Natural Gas Distribution, ONEOK
		2012	President, ONEOK Distribution Companies, ONEOK
Robert S. McAnnally	53	2015 to present	Senior Vice President, Operations
		2012 to 2015	Senior Vice President, Marketing and Customer Service, Alabama Gas Corporation, a subsidiary of The Laclede Group, Inc. (now Spire Inc.)
		2012	Vice President, External Affairs, Energen Corporation
Mark A. Bender	52	2015 to present	Senior Vice President, Administration and Chief Information Officer
		2014 to 2015	Vice President and Chief Information Officer
		2012 to 2014	Vice President of Information Technology Operations, Chesapeake Energy Corporation
		2012	Chief Information Officer, Oral Roberts University
* As of January 1, 2017

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

RISK FACTORS INHERENT IN OUR BUSINESS

Regulatory actions could impact our ability to earn a reasonable rate of return on our invested capital and to fully recover our operating costs.

In addition to regulation by other governmental authorities, we are subject to regulation by the OCC, KCC, RRC and various municipalities in Texas. These authorities set the rates that we charge our customers for our services. There can be no assurance that we will be able to obtain rate increases or that our authorized rates of return will continue at the current levels. We monitor and compare the rates of return we achieve with our allowed rates of return and initiate general and specific rate proceedings as needed. If a regulatory agency were to prohibit us from setting rates that allow for the timely recovery of our costs and a reasonable return by significantly lowering our allowed return or adversely altering our cost allocation, rate design or other tariff provisions, modifying or eliminating cost trackers, prohibiting recovery of regulatory assets or disallowing portions of our expenses, then our earnings could be adversely impacted. Regulatory proceedings also involve a risk of rate reduction, because once a proceeding has been filed, it is subject to challenge by various interveners.

Further, accounting principles that govern our company permit certain assets that result from the regulatory process to be recorded on our Balance Sheets that could not be recorded under GAAP for nonregulated entities. We consider factors such as rate orders from regulators, previous rate orders for substantially similar costs, written approval from the regulators and analysis of recoverability by internal and external legal counsel to determine the probability of future recovery of these assets. If we determine future recovery is no longer probable, we would be required to write off the regulatory assets at that time, which would also adversely affect our results of operations and cash flows. Regulatory authorities also review whether our natural gas costs are prudent and can adjust the amount of our natural gas costs that we pass through to our customers. If any of our natural gas costs were disallowed, our results of operations and cash flows would also be adversely affected.

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

The profitability of our operations is dependent on our ability to timely recover the costs related to providing natural gas service to our customers. However, we are unable to predict the impact that new regulatory requirements will have on our operating expenses or the level of capital expenditures and we cannot give assurance that our regulators will continue to allow recovery of such expenditures in the future. Changes in the regulatory environment applicable to our business or the imposition of additional regulation could impair our ability to recover costs absorbed historically by our customers, and adversely impact our results of operations, financial condition and cash flows.

We are subject to comprehensive energy regulation by governmental agencies, and the recovery of our costs is dependent on regulatory action.

We are subject to comprehensive regulation by several state and municipal utility regulatory agencies, which significantly influences our operating environment and our ability to recover our costs from utility customers. The utility regulatory authorities in Oklahoma, Kansas and Texas regulate many aspects of our utility operations, including organization, safety, financing, affiliate transactions, customer service and the terms of service to customers, including the rates that we can charge customers. The profitability of our operations is dependent on our ability to pass through costs related to providing natural gas to our customers by filing periodic rate cases. The regulatory environment applicable to our operations could impair our ability to recover costs historically absorbed by our customers. In addition, as the regulatory environment applicable to our operations increases in complexity, the risk of inadvertent noncompliance could also increase. Our failure to comply with applicable laws and regulations could result in the imposition of fines, penalties or other enforcement action by the authorities that regulate our operations.

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

Weakening economic activity in our markets could result in a loss of existing customers, fewer new customers, especially in newly constructed homes and other buildings, or a decline in energy consumption, any of which could adversely affect our revenues or restrict our future growth. It may become more difficult for customers to pay their natural gas bills, leading to slow collections and higher-than-normal levels of accounts receivable, which in turn could increase our financing requirements and bad debt expense. Changes in monetary or other policies of the federal or state governments may adversely affect the economic climate for the United States, the regions in which we operate or particular industries, such as ours or those of our customers. The foregoing could adversely affect our business, financial condition, results of operations and cash flows.

Increases in the price of natural gas could reduce our earnings, increase our working capital requirements and adversely impact our customer base.

Changes in supply and demand within the natural gas markets, as well as other factors, could cause an increase in the price of natural gas. The increased production in the U.S. of natural gas from shale formations has put downward pressure on the wholesale cost of natural gas; however, other factors could put upward pressure on natural gas prices, including restrictions or regulations on shale natural gas production and waste water disposal, increased demand from natural gas fueled electric power generation and increases in natural gas exports. Additionally, the CFTC under the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act has regulatory authority of the over-the-counter derivatives markets. Regulations affecting derivatives could increase the price of our natural gas supply. Also, the threat of terrorist activities or heightened international tensions could lead to increased economic instability and volatility in the price of natural gas.

Natural gas costs are passed through to our customers based on the actual cost of the natural gas we purchase. However, an increase in the price of natural gas could cause us to experience a significant increase in short-term debt because we must pay suppliers for natural gas when purchased. Costs are recovered through our collection on customer bills following consumption by our customers. The delay in recovery of our natural gas costs could adversely affect our financial condition and cash flows.

Further, higher and more volatile natural gas prices may adversely impact our customers’ perception of natural gas. Substantial fluctuations in natural gas prices can occur from year to year and sustained periods of high natural gas prices or of pronounced natural gas price volatility may lead to customers selecting other energy alternatives, such as electricity, and to increased scrutiny of the prudency of our natural gas procurement strategies and practices by our regulators. It may also cause new home developers, builders and new customers to select alternative sources of energy. Additionally, high natural gas prices may cause customers to conserve more and may also adversely impact our accounts receivable collections, resulting in higher bad debt expense. The occurrence of any of the foregoing could adversely affect our business, financial condition, results of operations and cash flows, as well as our future growth opportunities.

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

The most significant product competition occurs between natural gas and electricity in the residential and small commercial markets. Natural gas competes with electricity for water and space heating, cooking, clothes drying and other general energy needs. Increases in the price of natural gas or decreases in the price of other energy sources could adversely impact our competitive position by decreasing the price benefits of natural gas to the consumer. Customers and builders typically make the decision on the type of equipment at initial installation and use the chosen energy source for the life of the equipment. Changes in the competitive position of natural gas relative to electricity and other energy products have the potential to cause a decline in consumption or in the number of natural gas customers.

Consumer or government-mandated conservation efforts, higher natural gas costs or decreases in the price of other energy sources also may encourage decreases in natural gas consumption and allow competition from alternative energy sources for applications that have used natural gas, encouraging some customers to move away from natural gas-fired equipment to equipment fueled by other energy sources. Competition between natural gas and other forms of energy is also based on efficiency, performance, reliability, safety, environmental and other nonprice factors. Technological improvements in other energy sources and events that impair the public perception of the nonprice attributes of natural gas could erode our competitive advantage. These factors in turn could decrease the demand for natural gas, impair our ability to attract new customers, and cause existing customers to switch to other forms of energy or to bypass our systems in favor of alternative competitive sources. This could result in slow or no customer growth and could cause customers to reduce or cease using our product, thereby reducing our ability to make capital expenditures and otherwise grow our business and adversely affecting our financial condition, results of operations and cash flows.

Our business activities are concentrated in three states.

We provide natural gas distribution services to customers in Oklahoma, Kansas and Texas. Changes in the regional economies, politics, regulations and weather patterns of these states could adversely impact the growth opportunities available to us and the usage patterns and financial condition of our customers. This could adversely affect our financial condition, results of operations and cash flows.

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

Our ability to obtain adequate and cost-effective financing depends in part on our credit ratings. A reduction in our ratings by our rating agencies could adversely affect our costs of borrowing and/or access to sources of liquidity and capital. Such a downgrade could further limit or delay our access to public and private credit markets and increase the costs of borrowing under available credit lines. Should our credit ratings be downgraded, it could limit or delay our ability to obtain additional financing in the future for working capital, capital expenditures and acquisitions. An increase in borrowing costs without the ability to recover these higher costs in the rates charged to our customers could adversely affect our results of operations and cash flows by limiting our ability to earn our allowed rate of return.

We are subject to new and existing laws and regulations that may require significant expenditures or significant increases in operating costs or result in significant fines or penalties for noncompliance.

Our business and operations are subject to regulation by a number of federal agencies, including FERC, DOT, OSHA, EPA, CFTC and various regulatory agencies in Oklahoma, Kansas and Texas, and we are subject to numerous federal and state laws and regulations. Future changes to laws, regulations and policies may impair our ability to compete for business or to recover costs and may increase the cost of our operations. Furthermore, because the language in some laws and regulations is not prescriptive, there is a risk that our interpretation of these laws and regulations may not be consistent with expectations of regulators. Any compliance failure related to these laws and regulations may result in fines, penalties or injunctive measures affecting our operating assets. For example, under the Energy Policy Act of 2005, the FERC has civil penalty authority under the Natural Gas Act of 1938, as amended, to impose penalties for current violations of up to $1 million per day for each violation. In addition, as the regulatory environment for our industry increases in complexity, the risk of inadvertent noncompliance could also increase. Our failure to comply with applicable regulations could result in a material adverse effect on our business, financial condition, results of operations and cash flows, credit rating or reputation.

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

We also own or retain legal responsibility for certain environmental conditions at 12 former manufactured natural gas sites in Kansas. A number of environmental issues may exist with respect to manufactured gas plants.  Accordingly, future costs are dependent on the final determination and regulatory approval of any remedial actions, the complexity of the site, level of remediation, changing technology and governmental regulations and could be material to our financial condition, results of operations and cash flows.

With the trend toward stricter standards, greater regulation and more extensive permit requirements for the types of assets operated by us that are subject to environmental regulation, our environmental expenditures could increase in the future, and such expenditures may not be fully recovered by insurance or recoverable in rates from our customers, which could adversely affect our financial condition, results of operations and cash flows.

We are subject to pipeline safety and system integrity laws and regulations that may require significant expenditures, significant increases in operating costs or, in the case of noncompliance, substantial fines.

We are subject to the Pipeline Safety Improvement Act, which requires companies like us that operate high-pressure pipelines to perform integrity assessments on pipeline segments that pass through densely populated areas or near specifically designated high-consequence areas. Further, the Pipeline Safety, Regulatory Certainty and Job Creation Act increased the maximum penalties for violating federal pipeline safety regulations and directed the DOT and Secretary of Transportation to conduct further review or studies on issues that may or may not be material to us. Compliance with existing or new laws and regulations may result in increased capital, operating and other costs which may not be recoverable in rates from our customers or may impact materially our competitive position relative to other energy providers. Failure to comply with such laws and regulations may result in fines, penalties or injunctive measures that would not be recoverable from customers in rates and could result in a material adverse effect on our financial condition, results of operations and cash flows. The failure to comply with these laws, regulations and other requirements could expose us to civil or criminal liability, enforcement actions, and regulatory fines and penalties and could have a material adverse effect on our business, financial condition, results of operations and cash flows, and reputation.

Climate change, carbon neutral or energy-efficiency legislation or regulations could increase our operating costs or restrict our market opportunities, adversely affecting our growth, cash flows and results of operations.

International, federal, regional and/or state legislative and/or regulatory initiatives may attempt to control or limit the causes of climate change, including greenhouse gas emissions, such as carbon dioxide and methane. Such laws or regulations could impose costs tied to carbon emissions, operational requirements or restrictions, or additional charges to fund energy efficiency activities. They could also provide a cost advantage to alternative energy sources, impose costs or restrictions on end users of natural gas, or result in other costs or requirements, such as costs associated with the adoption of new infrastructure and technology to respond to new mandates. The focus on climate change could adversely impact the reputation of fossil fuel products or services. The occurrence of the foregoing events could put upward pressure on the cost of natural gas relative to other energy sources, increase our costs and the prices we charge to customers, reduce the demand for natural gas or cause fuel switching to other energy sources, and impact the competitive position of natural gas and the ability to serve new or existing customers, adversely affecting our business, results of operations and cash flows.

We are subject to physical and financial risks associated with climate change.

There is a growing belief that emissions of greenhouse gases may be linked to global climate change. Climate change creates physical and financial risk. Our customers’ energy needs vary with weather conditions, primarily temperature and humidity. For residential customers, heating and cooling represent their largest energy use. To the extent weather conditions may be affected by climate change, customers’ energy use could increase or decrease depending on the duration and magnitude of any changes. To the extent climate change adversely impacts the economic health of our operating territory, it could adversely impact customer demand or our customers’ ability to pay. A decrease in energy use due to weather changes may affect our financial condition through decreased revenues and cash flows. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions. Weather conditions outside of our operating territory could also have an impact on our revenues and cash flows by affecting natural gas prices. Severe weather impacts our operating territories primarily through thunderstorms, tornados and snow or ice storms. To the extent the frequency of extreme weather events increases, our cost of providing service could increase. We may not be able to pass on the higher costs to our customers or recover all the costs related to mitigating these physical risks. To the extent financial markets view climate change and emissions of greenhouse gases as a financial risk, this could adversely affect our ability to access capital markets or cause us to receive less favorable terms and conditions in future financings. Our business could be affected by the potential for lawsuits related to or against greenhouse gas emitters based on the claimed connection between greenhouse gas emissions and climate change, which could adversely impact our business, results of operations and cash flows.

Demand for natural gas is highly weather sensitive and seasonal, and weather conditions may cause our earnings to vary from year to year.

Our earnings can vary from year to year, depending in part on weather conditions, which directly influence the volume of natural gas delivered to customers. Natural gas sales to residential and commercial customers are seasonal, as a substantial portion of their natural gas requirements are for heating during the winter months. Warmer-than-normal weather can reduce our utility margins as customer consumption declines. We have implemented weather normalization mechanisms for our sales to customers in Oklahoma, Kansas and portions of Texas, which are designed to limit our earnings sensitivity to weather. Weather normalization mechanisms require us to increase customer billings to offset lower natural gas usage when weather is warmer than normal and decrease customer billings to offset higher natural gas usage when weather is colder than normal. If our rates and tariffs are modified to curtail such weather protection programs, then we would be exposed to additional risk associated with weather. As a result of occurrences of the foregoing, our results of operations and cash flows could vary and be impacted adversely.

We may not be able to complete necessary or desirable expansion or infrastructure development projects, which may delay or prevent us from serving our customers or expanding our business.

In order to serve new customers or expand our service to existing customers, we may need to maintain, expand or upgrade our distribution and/or transmission infrastructure, including laying new distribution lines. Various factors may prevent or delay us from completing such projects or make completion more costly, such as the inability to obtain required approval from local, state and/or federal regulatory and governmental bodies, public opposition to the project, inability to obtain adequate financing, competition for labor and materials, construction delays, cost overruns, and inability to negotiate acceptable agreements relating to construction or other material components of an infrastructure development project. As a result, we may not be able to serve adequately existing customers or support customer growth, which would adversely impact our business, stakeholder perception, financial condition, results of operations and cash flows.

We may pursue acquisitions, divestitures and other strategic opportunities, the success of which may adversely impact our results of operations, cash flows and financial condition.

As part of our strategic objectives, we may pursue acquisitions to complement or expand our business, as well as divestitures and other strategic opportunities. We may not be able to successfully negotiate, finance or receive regulatory approval for future acquisitions or integrate the acquired businesses with our existing business and services. These efforts may also distract our management and employees from day-to-day operations and require substantial commitments of time and resources. Future acquisitions could result in potentially dilutive issuances of equity securities, a decrease in our liquidity as a result of our using a significant portion of our available cash or borrowing capacity to finance the acquisition, the incurrence of debt, contingent liabilities and amortization expenses and substantial goodwill. The effects of these strategic decisions may have long-term implications that are not likely to be known to us in the short-term. Changing political climates and public attitudes may adversely affect the ongoing acceptability of strategic decisions that have been made (and, in some cases, previously approved by regulators) to the detriment of the company. We may be affected materially and adversely if we are unable to successfully integrate businesses that we acquire.

An impairment of goodwill and long-lived assets could reduce our earnings.

At December 31, 2016, we had approximately $158 million of goodwill recorded on our balance sheet. Goodwill is recorded when the purchase price of a business exceeds the fair market value of the tangible and separately measurable intangible net assets. GAAP requires us to test goodwill for impairment on an annual basis or when events or circumstances occur indicating that goodwill might be impaired. Long-lived assets with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we determine that impairment is indicated, we would be required to take an immediate noncash charge to earnings with a correlative effect on our equity and balance sheet leverage as measured by debt to total capitalization, which could adversely impact our financial condition and results of operations.

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

Changes in federal and state fiscal, tax and monetary policy may result in increased taxes, interest rates, and inflationary pressures on the costs of goods, services and labor. This could increase our expenses and capital spending and decrease our cash flows if we are not able to recover or recover timely such increased costs from our customers. This series of events may increase our rates to customers and thus may adversely impact customer billings and customer growth. Changes in tax rules could adversely affect our cash flows. Any of these events may cause us to increase debt, conserve cash, adversely affect our ability to make capital expenditures to grow the business or other discretionary uses of cash, and could adversely affect our cash flows.

Federal, state and local jurisdictions may challenge our tax return positions.

The preparation of our federal and state tax return filings may require significant judgments, use of estimates and the interpretation and application of complex tax laws. Significant judgment also is required in assessing the timing and amounts of deductible and taxable items, and in determining the amount of any reserves for potential adverse outcomes regarding tax positions that have been taken that may be subject to challenge by taxing authorities. Despite management’s expectation that our tax return positions will be fully supportable, certain positions may be challenged successfully by federal, state and local jurisdictions.

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

The cost of providing pension and other postemployment health care benefits to eligible employees and qualified retirees is subject to changes in pension fund values and changing demographics and may increase. In addition, the passage of the Patient Protection and Affordable Care Act in 2010 and its potential repeal and replacement could increase the cost of health care benefits for our employees. Further, the costs to us of providing such benefits and related funding requirements are subject to the continued and timely recovery of such costs through our rates.

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

In addition, the costs of providing health care benefits to our employees could increase over the next five to ten years due in large part to the Patient Protection and Affordable Care Act of 2010, and its potential repeal and replacement. The future costs of compliance with the provisions are difficult to measure at this time. Also, our costs of providing such benefits and related funding requirements could also materially increase in the future, depending on the timing of the recovery, if any, of such costs through our rates, which could adversely impact our financial condition and cash flows.

Our business is subject to operational hazards and unforeseen interruptions that could materially and adversely affect our business and for which we may not be insured adequately.

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

Our business increasingly relies on technology, the failure of which, or the occurrence of cyber security attacks thereon, or those of third parties, may adversely affect our financial results.

Due to increased technology advances, we have become more reliant on technology to help increase efficiency in our business. We use computer programs to help run our financial and operations organizations, including an enterprise resource planning system that integrates data and reporting activities across our company. The failure of these or other similarly important technologies, the lack of alternative technologies, or our inability to have these technologies supported, updated, expanded or integrated into other technologies, could hinder our operations and adversely impact our financial condition and results of operations. The use of technological programs, systems and tools may subject our business to increased risks.

Our business is dependent upon our operational systems to process a large amount of data and complex transactions. If any of our financial, operational or other data processing systems fail or have other significant shortcomings, our financial results could be affected adversely. Our financial results could also be affected adversely if an employee or third party causes our operational systems to fail, either as a result of inadvertent error or by deliberately tampering with or manipulating our operational systems. In addition, dependence upon automated systems may further increase the risk that operational system flaws, employee or third party tampering or manipulation of those systems will result in losses that are difficult to detect or mitigate.

There is no guarantee that the precautions we take to protect against unauthorized access to secured data on our systems are adequate to safeguard against all security breaches. Any future cyber security attacks, or threats of such attacks, that affect our distribution facilities, our customers, our suppliers and third party service providers or any financial data could have a material adverse effect on our businesses. As potential cyber security attacks become more common and sophisticated, we could be required to incur increased costs to strengthen our systems or to obtain additional insurance coverage against potential losses. In addition, cyber attacks, or threats of cyber attacks, on our company, customer and employee data may result in a financial loss and may adversely impact our reputation. Third-party systems on which we rely could also suffer operational system failure.

The foregoing events could adversely affect our business reputation, diminish customer confidence, disrupt operations, subject us to financial liability or increased regulation, increase our costs and expose us to material legal claims and liability, and our business, financial condition and results of operations could be affected adversely.

Our business could be adversely affected by strikes or work stoppages by our unionized employees.

At February 1, 2017, approximately 700 of our estimated 3,400 employees were represented by collective-bargaining units under collective-bargaining agreements. We are involved periodically in discussions with collective-bargaining units representing some of our employees to negotiate or renegotiate labor agreements. We cannot predict the results of these negotiations, including whether any failure to reach new agreements will have a negative effect on our business, financial condition and results of operations or whether we will be able to reach any agreement with the collective-bargaining units. Any failure to reach agreement on new labor contracts might result in a work stoppage. Any future work stoppage could, depending on the operations and the length of the work stoppage, have a material adverse effect on our financial condition and results of operations.

A shortage of skilled labor may make it difficult for us to maintain labor productivity and competitive costs, which could adversely affect operations and cash flows. Further, we may be unable to attract and retain directors, management and professional and technical employees, which could adversely impact our earnings.

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

Our ability to implement our business strategy, satisfy our regulatory requirements, and serve our customers is dependent upon our ability to continue to recruit qualified directors, employ talented managers and professionals and attract and retain a skilled, high-performing workforce. We are subject to the risk that we will not be able to effectively replace or transfer the knowledge and expertise of retiring directors or employees. Without effective succession, our ability to provide quality service to our customers and satisfy our regulatory requirements will be challenged, and this could adversely impact our business, financial condition, results of operations and cash flows.

Changes in accounting standards may adversely impact our financial condition and results of operations.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The following table sets forth the approximate miles of distribution mains and transmission pipeline as of December 31, 2016:

Properties (miles)	OK	KS	TX	Total
Distribution	18,500	11,600	10,100	40,200
Transmission	700	1,500	300	2,500
Total properties	19,200	13,100	10,400	42,700

We lease approximately 400 thousand square feet of office space and other facilities for our operations. In addition, we have 50.4 Bcf of natural gas storage capacity under lease, with maximum allowable daily withdrawal capacity of approximately 1.3 Bcf/d.

ITEM 3.    LEGAL PROCEEDINGS

See Note 13 of the Notes to Financial Statements in this Annual Report for information regarding legal proceedings.

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

MARKET INFORMATION, HOLDERS AND DIVIDENDS

Our common stock is listed on the NYSE under the trading symbol “OGS.”  The following table sets forth the high and low closing prices of our common stock for the period indicated:

	Year Ended
	December 31, 2016
	High	Low	Dividends
First Quarter	$61.78	$48.40	$0.35
Second Quarter	$66.59	$56.95	$0.35
Third Quarter	$66.50	$59.50	$0.35
Fourth Quarter	$64.59	$56.75	$0.35

	Year Ended
	December 31, 2015
	High	Low	Dividends
First Quarter	$46.11	$39.38	$0.30
Second Quarter	$44.33	$41.41	$0.30
Third Quarter	$45.56	$41.70	$0.30
Fourth Quarter	$51.34	$45.18	$0.30

At February 10, 2017, there were 13,691 registered shareholders of the Company’s common stock.

In January 2017, we declared a dividend of $0.42 per share ($1.68 per share on an annualized basis), to shareholders of record as of February 24, 2017, payable on March 10, 2017.

ISSUER PURCHASES OF EQUITY SECURITIES

We repurchased approximately 407 thousand shares of our common stock for approximately $24.1 million during the year ended December 31, 2016.

Employee Stock Award Program

Under the Employee Stock Award Program, we issue, for no monetary consideration, one share of our common stock to all eligible employees when the per-share closing price of our common stock on the NYSE closes for the first time at or above each $1.00 increment above $34. The total number of shares of our common stock authorized for issuance under this program is 125,000. Shares issued to employees under this program during 2016, 2015 and 2014 totaled 50,573, 23,506 and 35,324, respectively, leaving 15,603 shares for future awards. Compensation expense, before taxes, related to the Employee Stock Award Program was $3.0 million, $1.1 million and $2.5 million for 2016, 2015 and 2014, respectively.

The shares issued under this program have not been registered under the Securities Act, in reliance upon the position taken by the SEC (see Release No. 6188, dated February 1, 1980) that the issuance of shares to employees pursuant to a program of this kind does not require registration under the Securities Act.  See Note 10 of the Notes to Financial Statements in this Annual Report for additional information.

Performance Graph

The following performance graph compares the performance of our common stock with the S&P MidCap 400 Index, the Dow Jones Industrial Average and a ONE Gas Peer Group during the period beginning February 3, 2014, and ending on December 31, 2016. February 3, 2014 was the first day of “regular way” trading for ONE Gas common stock on the NYSE. This graph assumes a $100 investment in our common stock and in each of the indices at the beginning of the period and a reinvestment of dividends paid on such investments throughout the period.

	Cumulative Total Return
	As of Each Quarter Ending
	2014				2015				2016
	3/31	6/30	9/30	12/31	3/31	6/30	9/30	12/31	3/31	6/30	9/30	12/31
ONE Gas, Inc.	$106.84	$113.12	$103.41	$125.39	$132.43	$131.32	$140.81	$156.83	$192.13	$210.61	$196.68	$204.61
S&P MidCap 400 Utilities Index	$107.49	$115.89	$105.54	$118.29	$112.20	$104.63	$107.00	$111.26	$129.79	$141.94	$135.28	$141.69
S&P MidCap 400 Index	$109.21	$113.93	$109.38	$116.32	$122.50	$121.19	$110.89	$113.78	$118.09	$122.80	$127.89	$137.37
Dow Jones Industrial Average	$107.54	$110.59	$112.66	$118.52	$118.91	$118.56	$110.28	$118.77	$121.39	$123.90	$127.34	$138.37
ONE Gas Peer Group[1]	$107.47	$117.11	$109.30	$129.96	$128.14	$119.72	$129.81	$137.14	$160.25	$174.63	$160.66	$166.79
[1] The ONE Gas peer group used in this graph is the same peer group that will be used in determining our level of performance under our 2016 performance units at the end of the three-year performance period and is comprised of the following companies: Alliant Energy Corporation; Atmos Energy Corporation; Avista Corporation; CMS Energy Corporation; New Jersey Resources Corporation; NiSource Inc.; Northwest Natural Gas Company; NorthWestern Corporation; South Jersey Industries, Inc.; Southwest Gas Corporation; Spire Inc.; Vectren Corporation and WGL Holdings, Inc.

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for each of the periods indicated:

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(Millions of dollars except per share data)
Statement of income data:
Revenues	$1,427.2	$1,547.7	$1,818.9	$1,690.0	$1,376.6
Net margin	$885.4	$841.7	$827.0	$813.0	$756.4
Operating income	$269.1	$239.1	$225.3	$220.3	$215.7
Net income	$140.1	$119.0	$109.8	$99.2	$96.5
Basic earnings per share	$2.67	$2.26	$2.10	$1.90	$1.84
Diluted earnings per share	$2.65	$2.24	$2.07	$1.90	$1.84
Dividends declared per common share	$1.40	$1.20	$0.84	—	—

	December 31,
	2016	2015	2014	2013	2012
	(Millions of dollars)
Balance sheet data:
Total assets	$4,942.8	$4,634.8	$4,638.8	$3,846.5	$3,491.3
Long-term debt, including current maturities	$1,192.5	$1,191.7	$1,190.9	$1.3	$1.5
Long-term line of credit with ONEOK	$—	$—	$—	$1,027.6	$1,027.6

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

EXECUTIVE SUMMARY

We are a 100 percent regulated natural gas distribution company. As such, our regulators determine the rates we are allowed to charge for our service based on our revenue requirements needed to achieve our authorized rates of return. We earn revenues from the delivery of natural gas, but do not earn a profit on the natural gas that we deliver, as those costs are passed through to our customers at cost. The primary components of our revenue requirements are the amount of capital invested in our business, which is also known as rate base, our allowed rate of return on our capital investments and our recoverable operating expenses, including depreciation and income taxes. Our rates have both a fixed and a variable component, with approximately 74 percent of our natural gas sales net margin in 2016 derived from fixed monthly charges to our customers. The variable component of our rates is dependent on the consumption of natural gas, which is impacted primarily by the weather and, to a lesser extent, economic activity. While we have weather normalization mechanisms in most jurisdictions that adjust customers’ bills when the actual HDDs differ from normalized HDDs, these mechanisms are in place for only a portion of the year and do not offset all fluctuations in usage resulting from weather variability. Accordingly, the weather can have either a positive or negative impact on our financial performance.

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

RECENT DEVELOPMENTS

In January 2017, we declared a dividend of $0.42 per share ($1.68 per share on an annualized basis) for shareholders of record as of February 24, 2017, payable on March 10, 2017.

REGULATORY ACTIVITIES

Oklahoma - In March 2016, Oklahoma Natural Gas filed its energy efficiency program true-up application for its 2015 program year, requesting a utility incentive of $1.9 million and a program true-up adjustment of $3.1 million. This filing also sought approval for the demand portfolio of conservation and energy efficiency programs for calendar years 2017 through 2019. In October 2016, the OCC approved the joint stipulation and settlement agreement which was filed in August 2016.

In July 2015, Oklahoma Natural Gas filed a request with the OCC for an increase in base rates, reflecting system investments and operating costs necessary to maintain the safety and reliability of its natural gas distribution system. In January 2016, the OCC approved a joint stipulation and settlement agreement to allow an increase in revenue of $29,995,000. We also recorded a regulatory asset of $2.4 million to recover certain information technology costs incurred as a result of our separation from ONEOK in 2014, which will be recovered over four years. The agreement set Oklahoma Natural Gas’ authorized return on equity at 9.5 percent, which represents the midpoint of the allowed range of 9.0 to 10.0 percent, and approved a rate base of approximately $1.2 billion. The agreement includes the continuation, with certain modifications, of the PBRC tariff that was established in 2009. Oklahoma Natural Gas expects to make its next PBRC filing on or before March 15, 2017.

In March 2015, Oklahoma Natural Gas filed its energy efficiency program true-up application for its 2014 program year, requesting a utility incentive of $1.2 million. In December 2015, the OCC approved the joint stipulation and settlement agreement which was filed in July 2015.

Oklahoma Natural Gas filed a PBRC application in March 2014. In June 2014, a joint stipulation and settlement agreement associated with our PBRC filing was reached and contained an increase in base rates of approximately $13.7 million, and an energy-efficiency program true-up and a utility incentive adjustment of $0.9 million. In August 2014, the settlement was approved by the OCC.

Kansas - In May 2016, Kansas Gas Service filed a request with the KCC for an increase in base rates, reflecting system investments and operating costs necessary to maintain the safety and reliability of its natural gas distribution system. Kansas Gas Service’s request represented a net base rate increase of $28.0 million. Kansas Gas Service is already recovering approximately $7.4 million from customers through the GSRS mechanism, resulting in a total base rate increase of $35.4 million. The filing was based on a 10.0 percent return on equity and a common equity ratio of 55.0 percent. The filing represented a rate base of $903 million, compared with $826 million included in existing base rates plus previously approved GSRS-eligible investments. In October 2016, Kansas Gas Service reached a unanimous settlement agreement with all parties for a net increase in base rates of approximately $8.1 million. Including the GSRS of approximately $7.4 million, the total base rate increase is $15.5 million. The agreement is a “black-box settlement,” meaning the parties agreed to a specific revenue number but no specific return on equity. The KCC issued an order approving the unanimous settlement agreement in November 2016, with new rates effective January 1, 2017.

In August 2015, Kansas Gas Service submitted an application to the KCC requesting an increase of approximately $2.4 million related to its GSRS. In November 2015, the KCC approved the $2.4 million increase effective December 2015.

In August 2014, Kansas Gas Service submitted an application to the KCC requesting an increase in rates of approximately $3.5 million related to its GSRS. In November 2014, the KCC approved an increase of $3.5 million effective in December 2014.

Texas - In June 2016, Texas Gas Service filed a rate case requesting an increase in revenues of $11.6 million for its Central Texas and South Texas service areas. The filing included a request to consolidate the South Texas service area with the Central

Texas service area. Texas Gas Service filed this rate case directly with the incorporated cities of the Central Texas service area, which includes the city of Austin, and the RRC for the unincorporated areas. In October 2016, all parties to the filing reached a unanimous settlement agreement for an increase in revenues of $6.8 million for the new consolidated service area. New rates were effective in November 2016, for customers in the incorporated cities of the former Central Texas service area. RRC approval was received in November 2016 and new rates became effective for customers in the unincorporated areas of the new consolidated Central Texas service area the same month. Texas Gas Service received approval for the same rates in the incorporated areas of the former South Texas service area with new rates effective in January 2017. In the agreement, the parties established a 9.5 percent return on equity and a 60.1 percent common equity ratio.

In November 2015, Texas Gas Service notified the EPSA that it would be filing a full rate case in 2016 in lieu of the previously agreed to annual rate review mechanism called EPARR. In March 2016, Texas Gas Service filed a rate case requesting an increase in revenues of $12.8 million for the EPSA and its Dell City and Permian service areas. The filing included a request to consolidate these three service areas into a new West Texas service area. Texas Gas Service filed this rate case directly with the incorporated cities of the EPSA and Dell City service area and the RRC for the unincorporated areas. In July 2016, several incorporated cities, including the city of El Paso, denied the request and Texas Gas Service appealed the denial to the RRC. In September 2016, the RRC approved consolidation of the three service areas into the new West Texas service area and a base rate increase of $8.8 million, which was based on a 9.5 percent return on equity and a 60.1 percent common equity ratio. In October 2016, rates went into effect for all service areas, except for the incorporated cities in the former Permian service area. Texas Gas Service filed for these new rates with the incorporated cities in the former Permian service area in October 2016 and the rates became effective in December 2016.

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

In March 2015, Texas Gas Service filed under the EPARR, requesting an increase in revenues totaling $11.2 million in the city of El Paso and surrounding incorporated cities in the EPSA. In August 2015, Texas Gas Service and the incorporated cities in the EPSA reached an agreement on a rate increase of $8.0 million to take effect in August 2015. In April 2015, Texas Gas Service filed with the RRC under the GRIP statute, requesting an increase of $0.4 million in revenues for the unincorporated areas of the EPSA. The RRC approved the filing in July 2015.

Texas Gas Service received approval under the GRIP statute with the city of Austin, Texas, and surrounding communities in May 2015, for an increase in revenues of approximately $3.7 million. The new rates were effective in June 2015.

In the normal course of business, Texas Gas Service has filed rate cases and sought GRIP and COSA increases in various other Texas jurisdictions to address investments in rate base and changes in expenses. Annual rate increases associated with these filings that were approved totaled $2.0 million, $4.8 million and $4.0 million in 2016, 2015 and 2014, respectively.

General - Certain costs to be recovered through the ratemaking process have been capitalized as regulatory assets. Should recovery cease due to regulatory actions, certain of these assets may no longer meet the criteria for recognition and accordingly, a writeoff of regulatory assets and stranded costs may be required. There were no writeoffs of regulatory assets resulting from the failure to meet the criteria for capitalization during 2016, 2015 and 2014.

We operate in one reportable business segment: regulated public utilities that deliver natural gas to residential, commercial, industrial, wholesale, public authority and transportation customers. We evaluate our financial performance principally on operating income.

Selected Financial Results - The following table sets forth certain selected financial results for our operations for the periods indicated:

				Variances		Variances
	Years Ended December 31,			2016 vs. 2015		2015 vs. 2014
Financial Results	2016	2015	2014	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars, except percentages)
Natural gas sales	$1,300.1	$1,417.9	$1,680.1	$(117.8)	(8)%	$(262.2)	(16)%
Transportation revenues	98.1	98.8	102.3	(0.7)	(1)%	(3.5)	(3)%
Cost of natural gas	541.8	706.0	991.9	(164.2)	(23)%	(285.9)	(29)%
Net margin, excluding other revenues	856.4	810.7	790.5	45.7	6%	20.2	3%
Other revenues	29.0	31.0	36.5	(2.0)	(6)%	(5.5)	(15)%
Net margin	885.4	841.7	827.0	43.7	5%	14.7	2%
Operating costs	472.5	469.6	476.0	2.9	1%	(6.4)	(1)%
Depreciation and amortization	143.8	133.0	125.7	10.8	8%	7.3	6%
Operating income	$269.1	$239.1	$225.3	$30.0	13%	$13.8	6%
Capital expenditures	$309.0	$294.3	$297.1	$14.7	5%	$(2.8)	(1)%

Net margin is comprised of total revenues less cost of natural gas.  Cost of natural gas includes commodity purchases, fuel, storage, transportation and other gas purchase costs recovered through our cost of natural gas regulatory mechanisms and does not include an allocation of general operating costs or depreciation and amortization.  In addition, our cost of natural gas regulatory mechanisms provide a method of recovering natural gas costs on an ongoing basis without a profit. Therefore, although our revenues will fluctuate with the cost of gas that we purchase, net margin is not affected by fluctuations in the cost of natural gas.

The following table sets forth our net margin, excluding other revenues, by type of customer, for the periods indicated:

				Variances		Variances
	Years Ended December 31,			2016 vs. 2015		2015 vs. 2014
Net Margin, Excluding Other Revenues	2016	2015	2014	Increase (Decrease)		Increase (Decrease)
Natural gas sales	(Millions of dollars, except percentages)
Residential	$629.8	$589.8	$569.7	$40.0	7%	$20.1	4%
Commercial and industrial	121.7	115.6	112.9	6.1	5%	2.7	2%
Wholesale and public authority	6.8	6.5	5.6	0.3	5%	0.9	16%
Net margin on natural gas sales	758.3	711.9	688.2	46.4	7%	23.7	3%
Transportation revenues	98.1	98.8	102.3	(0.7)	(1)%	(3.5)	(3)%
Net margin, excluding other revenues	$856.4	$810.7	$790.5	$45.7	6%	$20.2	3%

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

				Variances		Variances
	Years Ended December 31,			2016 vs. 2015		2015 vs. 2014
Net Margin on Natural Gas Sales	2016	2015	2014	Increase (Decrease)		Increase (Decrease)
Net margin on natural gas sales	(Millions of dollars, except percentages)
Fixed margin	$557.5	$519.2	$490.4	$38.3	7%	$28.8	6%
Variable margin	200.8	192.7	197.8	8.1	4%	(5.1)	(3)%
Net margin on natural gas sales	$758.3	$711.9	$688.2	$46.4	7%	$23.7	3%

2016 vs. 2015 - Net margin increased $43.7 million due primarily to the following:

•	an increase of $44.0 million from new rates primarily in Oklahoma and Texas;

•	an increase of $3.8 million in residential sales due primarily to customer growth in Oklahoma and Texas; and

•	an increase of $1.3 million in ad-valorem recoveries in Kansas, which is offset with higher regulatory amortization expense in depreciation and amortization expense; offset partially by

•	a decrease of $1.8 million due to lower sales volumes, net of weather normalization, primarily from warmer weather in 2016 compared to 2015;

•	a decrease of $1.7 million due primarily to lower transportation volumes from weather-sensitive customers in Kansas and Oklahoma; and

•	a decrease of $1.1 million in CNG revenues in Oklahoma.

Operating costs increased $2.9 million due primarily to the following:

•	an increase of $4.0 million in environmental remediation costs discussed further below in our Environmental, Safety and Regulatory Matters;

•	an increase of $2.7 million in legal-related costs; and

•	an increase of $0.9 million in employee-related costs; offset partially by

•
a decrease of $2.9 million from the deferral of certain information technology costs incurred as a result of our separation from ONEOK in 2014, which was approved in Oklahoma as a regulatory asset, and a deferral of regulatory expenses incurred previously, which was approved in the West Texas rate case as a regulatory asset; and

•	a decrease of $1.5 million in information technology costs.

Depreciation and amortization expense increased $10.8 million due primarily to an increase in depreciation from our capital expenditures being placed into service.

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

•
a decrease of $3.7 million in rider and surcharge recoveries due to a lower ad-valorem surcharge in Kansas and the expiration of the rider associated with the recovery of take-or-pay settlements in Oklahoma, both of which are offset by lower regulatory amortization in depreciation and amortization expense below; and

•	a decrease of $3.1 million due primarily to lower transportation volumes from weather-sensitive customers primarily in Kansas.

Operating costs decreased $6.4 million due primarily to the following:

•	a decrease of $6.8 million in information technology services associated with our separation from ONEOK;

•	a decrease of $6.0 million in outside services costs due primarily to operational efficiencies;

•	a decrease of $4.1 million in legal and worker’s compensation expense;

•	a decrease of $2.7 million in bad debt expense primarily due to warmer weather in Kansas;

•	a decrease of $1.4 million in fleet-related expenses due primarily to lower fuel costs; and

•	a decrease of $0.9 million in ad-valorem taxes; offset partially by

•
an increase of $16.3 million in employee-related costs due primarily to increases of $9.3 million in higher labor costs due to an increase in our number of employees and $7.0 million in benefit costs, which includes the impact of the changes in our discount rate for pension and other postemployment benefit costs compared with the prior year.

Depreciation and amortization expense increased $7.3 million due primarily to an increase in depreciation of $12.1 million from capital expenditures being placed in service, offset partially by a decrease in the amortization of the ad-valorem surcharge in Kansas and the take-or-pay rider in Oklahoma of $3.6 million.

Capital Expenditures - Our capital expenditures program includes expenditures for pipeline integrity, extending service to new areas, modifications to customer service lines, increasing system capabilities, pipeline replacements, automated meter reading, government-mandated pipeline relocations, fleet, facilities and information technology assets. It is our practice to maintain and upgrade our infrastructure, facilities and systems to ensure safe, reliable and efficient operations.

Capital expenditures increased $14.7 million for 2016, compared with 2015, due primarily to increased system integrity activities and extending service to new areas. Capital expenditures decreased $2.8 million for 2015, compared with 2014, due primarily to reduced spending on information technology hardware and software in 2014 related to our separation from ONEOK. Our capital expenditures are expected to be approximately $350.0 million for 2017.

Selected Operating Information - The following tables set forth certain selected operating information for the periods indicated:

	Years Ended								Variances
	December 31,								2016 vs. 2015
(in thousands)	2016				2015				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	787	581	612	1,980	783	579	606	1,968	4	2	6	12
Commercial and industrial	73	50	34	157	73	50	34	157	—	—	—	—
Wholesale and public authority	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	6	1	12	5	6	1	12	—	—	—	—
Total customers	865	637	650	2,152	861	635	644	2,140	4	2	6	12

	Years Ended								Variances
	December 31,								2015 vs. 2014
(in thousands)	2015				2014				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	783	579	606	1,968	776	578	601	1,955	7	1	5	13
Commercial and industrial	73	50	34	157	72	50	34	156	1	—	—	1
Wholesale and public authority	—	—	3	3	—	—	4	4	—	—	(1)	(1)
Transportation	5	6	1	12	5	6	1	12	—	—	—	—
Total customers	861	635	644	2,140	853	634	640	2,127	8	1	4	13

	Years Ended December 31,
Volumes (MMcf)	2016	2015	2014
Natural gas sales
Residential	105,494	115,477	125,337
Commercial and industrial	33,084	35,943	38,555
Wholesale and public authority	2,406	2,615	2,454
Total volumes sold	140,984	154,035	166,346
Transportation	208,141	204,763	213,456
Total volumes delivered	349,125	358,798	379,802

Total volumes delivered decreased for 2016, compared with 2015, due primarily to warmer temperatures in 2016. Total volumes delivered decreased for 2015, compared with 2014, due primarily to warmer temperatures in 2015. The impacts on margins for the periods presented were mitigated largely by weather-normalization mechanisms. Transportation volumes increased slightly for 2016, compared with 2015, due to a large industrial customer’s facility undergoing maintenance in 2015, offset by a decrease in transportation volumes associated with smaller weather-sensitive customers.

Wholesale sales represent contracted natural gas volumes that exceed the needs of our residential, commercial and industrial customer base and are available for sale to other parties. The impact to net margin from changes in volumes associated with these customers is minimal.

	Years Ended
	December 31,
	2016		2015		2016 vs. 2015	2016	2015
HDDs	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	2,843	3,264	3,135	3,317	(9)%	87%	95%
Kansas	4,016	4,860	4,264	4,860	(6)%	83%	88%
Texas	1,455	1,785	1,715	1,785	(15)%	82%	96%

	Years Ended
	December 31,
	2015		2014		2015 vs. 2014	2015	2014
HDDs	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	3,135	3,317	3,720	3,317	(16)%	95%	112%
Kansas	4,264	4,860	5,179	4,860	(18)%	88%	107%
Texas	1,715	1,785	1,716	1,788	—%	96%	96%

Normal HDDs are established through rate proceedings in each of our rate jurisdictions for use primarily in weather normalization billing calculations. Normal HDDs disclosed above are based on:

•
For 2016, 10-year weighted average HDDs as of December 31, 2014, for years 2005-2014, as calculated using 11 weather stations across Oklahoma and weighted on average customer count for Oklahoma, and for 2015 and 2014, 10-year weighted average HDDs as of December 31, 2008, for years 1999-2008, as calculated using 11 weather stations across Oklahoma and weighted on average customer count for Oklahoma;

•
30-year average for years 1981-2010 published by the National Oceanic and Atmospheric Administration, as calculated using 13 weather stations across Kansas and weighted on HDDs by weather station and customers for Kansas; and

•
an average of HDDs authorized in our most recent rate proceeding in each jurisdiction, and weighted using a rolling 10-year average of actual natural gas distribution sales volumes by jurisdiction for Texas.

Actual HDDs are based on year-to-date, weighted average of:

•	11 weather stations and customers by month for Oklahoma;

•	13 weather stations and customers by month for Kansas; and

•	9 weather stations and natural gas distribution sales volumes by service area for Texas.

CONTINGENCIES

We are a party to various litigation matters and claims that have arisen in the normal course of our operations. While the results of litigation and claims cannot be predicted with certainty, we believe the reasonably possible losses from such matters, individually and in the aggregate, are not material. Additionally, we believe the probable final outcome of such matters will not have a material adverse effect on our results of operations, financial position or cash flows. See Note 13 of the Notes to Financial Statements in this Annual Report for information with respect to legal proceedings.

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

Short-term Financing - The ONE Gas Credit Agreement, which is scheduled to expire in January 2019, contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. The ONE Gas Credit Agreement also contains customary affirmative and negative covenants, including covenants relating to liens, indebtedness of subsidiaries, investments, changes in the nature of business, fundamental changes, transactions with affiliates, burdensome agreements, and use of proceeds. In the event of a breach of certain covenants by ONE Gas, amounts outstanding under the ONE Gas Credit Agreement may become due and payable immediately. At December 31, 2016, our total debt-to-capital ratio was 41 percent, and we were in compliance with all covenants under the ONE Gas Credit Agreement.

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

At December 31, 2016, we had issued $145 million in the form of commercial paper, $1.5 million in letters of credit outstanding and had approximately $14.7 million of cash and cash equivalents. At December 31, 2016, we had no borrowings and $553.5 million of credit available under the ONE Gas Credit Agreement. The weighted-average interest rate on our commercial paper was 0.95 percent at December 31, 2016.

Long-Term Debt - The indenture governing our Senior Notes includes an event of default upon the acceleration of other indebtedness of $100 million or more. Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding Senior Notes to declare those Senior Notes immediately due and payable in full.

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

Credit Ratings - Our credit ratings as of December 31, 2016, were:

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

Pension and Other Postemployment Benefit Plans - Information about our pension and other postemployment benefits plans, including anticipated contributions, is included under Note 11 of the Notes to Financial Statements in this Annual Report.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Years Ended December 31,			Variances
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$281.6	$394.2	$246.6	$(112.6)	$147.6
Investing activities	(308.5)	(294.3)	(297.1)	(14.2)	2.8
Financing activities	39.2	(109.4)	59.2	148.6	(168.6)
Change in cash and cash equivalents	12.3	(9.5)	8.7	21.8	(18.2)
Cash and cash equivalents at beginning of period	2.4	11.9	3.2	(9.5)	8.7
Cash and cash equivalents at end of period	$14.7	$2.4	$11.9	$12.3	$(9.5)

Operating Cash Flows - Changes in cash flows from operating activities are due primarily to changes in net margin and operating expenses discussed in Financial Results and Operating Information. Changes in natural gas prices and demand for our services or natural gas, whether because of general economic conditions, changes in supply or increased competition from other service providers, could affect our earnings and operating cash flows. Typically, our cash flows from operations are greater in the first half of the year compared with the second half of the year.

2016 vs. 2015 - Cash flows from operating activities were lower in 2016 compared with 2015. Before considering the impacts of operating asset and liability changes, cash flows were higher in 2016 compared with 2015 due primarily to an increase in net income, higher noncash expenses for depreciation and amortization and deferred income taxes. The increase in operating asset and liability changes more than offset these increases. The largest increase in working capital relates to an increase in accounts receivable caused by higher costs of natural gas delivered to customers in the fourth quarter of 2016 compared with 2015, when accounts receivable declined. Additionally, through 2016, our net over-recovered purchased gas costs decreased by $29.3 million. Through 2015, our net over-recovered purchased gas costs increased by $25.3 million. The change in the natural gas cost recoveries between periods also contributed to the decrease in cash flows from operating assets and liabilities.

2015 vs. 2014 - Cash flows from operating assets and liabilities in our operating activities increased in 2015, compared with 2014, due primarily to the collection of trade receivables, tax receivables, payment of trade payables and the recovery of natural gas purchase costs, including natural gas in storage, through our purchased-gas cost adjustment mechanisms, which were impacted by warmer weather and lower natural gas costs. The timing of cash collections from customers and payments to vendors and suppliers vary from period to period in the normal course of business and directly impact our cash flows from operations. In addition, our changes in income taxes receivable were impacted by an extension of the IRS rules for bonus depreciation.

Investing Cash Flows - 2016 vs. 2015 - Cash used in investing activities increased for 2016, compared to 2015, due primarily to capital expenditures for increased system integrity activities and extending service to new areas.

2015 vs. 2014 - Cash used in investing activities decreased for 2015, compared to 2014, due primarily to capital expenditures for information technology hardware and software associated with our separation from ONEOK.

Financing Cash Flows - 2016 vs. 2015 - Cash provided by financing activities for 2016 increased, compared with cash used in 2015, due primarily to net borrowings on our notes payable to fund working capital and capital investments, offset partially by the 20 cent per share increase in annual dividends.

2015 vs. 2014 - Cash used in financing activities increased for 2015, compared with 2014, due primarily to an increase in the quarterly dividend rate of two cents, an additional quarter of dividends paid in 2015, a decrease in our outstanding notes payable, and purchases of treasury stock.

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

We own or retain legal responsibility for the environmental conditions at 12 former manufactured natural gas sites in Kansas. These sites contain potentially harmful materials that are subject to control or remediation under various environmental laws and regulations. A consent agreement with the KDHE governs all work at these sites. The terms of the consent agreement require us to investigate these sites and set remediation activities based upon the results of the investigations and risk analysis. Remediation typically involves the management of contaminated soils and may involve removal of structures and monitoring and/or remediation of groundwater.

We have completed or addressed removal of the source of soil contamination at 11 of the 12 sites, and continue to monitor groundwater at eight of the 12 sites according to plans approved by the KDHE. Regulatory closure has been achieved at three of the sites, subject to any future regulatory remediation requirements that may require additional costs. During 2016, we completed a site assessment at the twelfth site where no active soil remediation has occurred. We have submitted a work plan to the KDHE for approval to remove contaminated soil at this site. Costs associated with the remediation at this site are not expected to be material to our results of operations or financial position.

With regard to one of our former manufactured natural gas sites, recent results from periodic monitoring and a 2016 interim site investigation indicated elevated levels of potentially harmful materials at the site. In response to the results of the interim site investigation, during the fourth quarter of 2016, potential investigation and remediation alternatives were developed. We have estimated the potential costs associated with additional investigation and remediation to be in the range of $4.0 million to $7.0 million. Additional testing and work plan development will be conducted in 2017 to develop a remediation work plan to present to the KDHE for approval and could impact our estimates of the cost of remediation at this site. A single reliable estimate of the remediation costs is not feasible due to the amount of uncertainty in the ultimate remediation approach that will be utilized. Accordingly, in the fourth quarter of 2016, we recorded a reserve of $4.0 million for this site.

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during 2016, 2015 and 2014. A number of environmental issues may exist with respect to manufactured gas plants that are unknown to us. Accordingly, future costs are dependent on the final determination and regulatory approval of any remedial actions, the complexity of the site, level of remediation required, changing technology and governmental regulations, and to the extent not recovered by insurance or recoverable in rates from our customers, could be material to our financial condition, results of operations or cash flows.

With the trend toward stricter standards, greater regulation and more extensive permit requirements for the types of assets operated by us that are subject to environmental regulation, our environmental expenditures could increase in the future, and such expenditures may not be fully recovered by insurance or recoverable in rates from our customers, and those costs may adversely affect our financial condition, results of operations and cash flows. We do not expect expenditures for these matters to have a material adverse effect on our financial condition, results of operations or cash flows.

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

In April 2016, PHMSA published a NPRM, the Safety of Gas Transmission & Gathering Lines Rule, in the Federal Register to revise pipeline safety regulations applicable to the safety of onshore natural gas transmission and gathering pipelines. Proposals include changes to pipeline integrity management requirements and other safety-related requirements. The NPRM comment period ended July 7, 2016, and comments are under review by PHMSA. The potential capital and operating expenditures associated with the NPRM are currently being evaluated and could be significant depending on the final regulations.

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

International, federal, regional and/or state legislative and/or regulatory initiatives may attempt to regulate greenhouse gas emissions. We monitor relevant legislation and regulatory initiatives to assess the potential impact on our operations. The EPA’s Mandatory Greenhouse Gas Reporting Rule requires annual greenhouse gas emissions reporting as carbon dioxide equivalents from affected facilities and for the natural gas delivered by us to our natural gas distribution customers who are not otherwise required to report their own emissions. The additional cost to gather and report this emission data did not have, and we do not expect it to have, a material impact on our results of operations, financial position or cash flows. In addition, Congress has considered, and may consider in the future, legislation to reduce greenhouse gas emissions, including carbon dioxide and methane. Likewise, the EPA may institute additional regulatory rulemaking associated with greenhouse gas emissions. At this time, no rule or legislation has been enacted for natural gas distribution that assesses any costs, fees or expenses on any of these emissions.

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

Pipeline Security - The U.S. Department of Homeland Security’s Transportation Security Administration issued updated pipeline security guidelines in April 2012. Our pipeline facilities have been reviewed according to the current guidelines and no material changes have been required to date.

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

We participate in the EPA’s Natural Gas STAR Program to voluntarily reduce methane emissions. We continue to focus on maintaining low rates of lost-and-unaccounted-for natural gas through expanded implementation of best practices to limit the release of natural gas during pipeline and facility maintenance and operations. Additionally, in March 2016, we were one of 40 founding partners to launch the EPA’s Natural Gas STAR Methane Challenge Program, whereby oil and natural gas companies agree to promote and track commitments to reduce methane emissions beyond what is federally required. Our Methane Challenge Program commitment to annually replace or rehabilitate at least two percent of our combined inventory of cast iron and noncathodically-protected steel pipe aligns with our planned system integrity expenditures for infrastructure replacements. We anticipate reporting in 2018 our calendar year 2017 performance relative to our commitment.

Additional information about our environmental matters is included in the section entitled “Environmental Matters” in Note 13 of the Notes to Financial Statements in this Annual Report. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation, and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during 2016, 2015 and 2014.

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

ESTIMATES AND CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements and related disclosures in accordance with GAAP requires us to make estimates and assumptions with respect to values or conditions that cannot be known with certainty that affect the reported amounts of assets and liabilities; and also requires the disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect the reported amounts of revenue and expenses during the reporting period. Although we believe these estimates and assumptions are reasonable, actual results could differ from our estimates. See our Risk Factors and/or Forward-Looking Statements for factors which could impact our estimates.

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

For further discussion of regulatory assets and liabilities, see Note 8 of the Notes to Financial Statements in this Annual Report.

Impairment of Goodwill - We assess our goodwill for impairment at least annually as of July 1. Our goodwill impairment analysis performed in 2016 and 2015, utilized a qualitative assessment and did not result in any impairment indicators. Subsequent to July 1, 2016, no event has occurred indicating that the fair value is less than the carrying value.

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

Pension and Other Postemployment Benefits - We have defined benefit retirement plans covering eligible retirees and full-time employees. We also sponsor welfare plans that provide other postemployment medical and life insurance benefits to eligible retirees and employees who retire with at least five years of service.

To calculate the expense and liabilities related to our plans, we utilize an outside actuarial consultant, which uses statistical and other factors to anticipate future events. These factors include assumptions about the discount rate, expected return on plan assets, rate of future compensation increases, age and employment periods. We use tables issued by the Society of Actuaries to estimate mortality rates. In determining the projected benefit costs, assumptions can change from period to period and may result in material changes in the costs we recognize.

In October 2015, we announced to certain pre-65 participants in our postemployment medical plans a change from a self-insured postemployment medical plan to a plan providing participants an annual benefit that would allow them to select coverage on a healthcare exchange beginning January 1, 2017. As a result, we remeasured the respective plan assets and liabilities, which resulted in a reduction in benefit obligations of our postemployment benefit plan of $11.9 million.

In September 2016, due to uncertain market conditions with health insurance exchange providers, we elected not to move the eligible pre-65 participants in our postemployment medical plans to a healthcare exchange. As a result, we remeasured the respective plan assets and benefit obligations, effective September 30, 2016. In the fourth quarter of 2016, we amended our other postemployment medical plan to allow certain participants access to reimbursable retirement accounts. The net impact of these plan amendments in 2016 was a $483 thousand increase in our other postemployment benefit plan obligation.

In addition, in the fourth quarter of 2016, we settled a portion of our pension benefit obligation and paid lump sum benefits to certain terminated vested participants.

During 2016, we recorded net periodic benefit costs of $32.0 million and $2.6 million related to our pension plans and other postemployment benefit plans, respectively, prior to regulatory deferrals. We estimate that in 2017, we will record $30.2 million and $1.7 million related to pension plans and other postemployment benefit plans, respectively, prior to regulatory deferrals.

The following table sets forth the significant assumptions used to determine our estimated 2017 net periodic benefit cost related to our defined pension and other postemployment benefit plans, and sensitivity to changes with respect to these assumptions:

	Rate Used	Cost Sensitivity (a)	Obligation Sensitivity (b)
		(Millions of dollars)
Discount rate for pension	4.30%	$3.1	$30.7
Discount rate for other postemployment benefits	4.20%	$0.6	$6.3
Expected long-term return on plan assets (c)	7.75%/7.60%	$2.3	$—
(a) Approximate impact a quarter percentage point decrease in the assumed rate would have on net periodic pension costs.
(b) Approximate impact a quarter percentage point decrease in the assumed rate would have on defined benefit pension obligation.
(c) Expected long-term return on plan assets for pension and other postemployment benefits are 7.75 percent and 7.60 percent, respectively.

Assumed health care cost-trend rates have a significant effect on the amounts reported for our other postemployment benefit plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
	(Millions of dollars)
Effect on total of service and interest cost	$0.9	$(0.9)
Effect on other postemployment benefit obligation	$4.0	$(3.9)

During 2016, we contributed approximately $12.4 million to our defined benefit pension plan and $13.2 million to our other postemployment benefit plans. In 2017, we expect to contribute approximately $1.0 million to our defined benefit pension plan and $3.1 million to our other postemployment benefit plans.

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

Contingencies - Our accounting for contingencies covers a variety of business activities, including contingencies for legal and environmental exposures. We accrue these contingencies when our assessments indicate that it is probable that a liability has been incurred or an asset will not be recovered and an amount can be reasonably estimated. We expense legal fees as incurred and base our legal liability estimates on currently available facts and our assessments of the ultimate outcome or resolution. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than the completion of a remediation feasibility study. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. In 2016, we recorded a reserve of $4.0 million for potential costs associated with further investigation and remediation at one of our manufactured natural gas sites. Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position or results of operations, and our expenditures related to environmental matters had no material effect on earnings or cash flows for 2016, 2015 and 2014. Actual results may differ from our estimates resulting in an impact, positive or negative, on earnings.

See Note 13 of the Notes to Financial Statements in this Annual Report for additional discussion of contingencies.

CONTRACTUAL OBLIGATIONS

The following table sets forth our contractual obligations at December 31, 2016:

	Contractual Obligations
	(Millions of dollars)
	2017	2018	2019	2020	2021	Thereafter	Total
Long-term debt, including current maturities	$—	$—	$300.0	$—	$—	$901.3	$1,201.3
Interest payments on debt	45.1	45.1	39.4	38.9	38.9	611.2	818.6
Firm transportation and storage capacity contracts	191.0	165.6	113.2	105.8	94.7	98.2	768.5
Natural gas purchase commitments	207.3	2.4	1.4	0.8	0.8	1.3	214.0
Employee benefit plans	4.1	3.1	13.1	38.4	38.7	—	97.4
Operating leases	5.6	5.2	4.4	3.6	3.2	4.4	26.4
Total	$453.1	$221.4	$471.5	$187.5	$176.3	$1,616.4	$3,126.2

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

Employee benefit plans - Employee benefit plans include our anticipated contribution to maintain the minimum required funding level for our pension and other postemployment benefit plans. See Note 11 of the Notes to Financial Statements in this Annual Report for discussion of employee benefit plans.

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

•	actions of rating agencies, including the ratings of debt, general corporate ratings and changes in the rating agencies’ ratings criteria;

•	changes in inflation and interest rates;

•	our ability to recover the costs of natural gas purchased for our customers;

•	impact of potential impairment charges;

•	volatility and changes in markets for natural gas;

•	possible loss of LDC franchises or other adverse effects caused by the actions of municipalities;

•	payment and performance by counterparties and customers as contracted and when due;

•	changes in existing or the addition of new environmental, safety, tax and other laws to which we and our subsidiaries are subject;

•	the uncertainty of estimates, including accruals and costs of environmental remediation;

•	advances in technology;

•	population growth rates and changes in the demographic patterns of the markets we serve;

•	acts of nature and the potential effects of threatened or actual terrorism, including cyber attacks or breaches of technology systems and war;

•	the sufficiency of insurance coverage to cover losses;

•	the effects of our strategies to reduce tax payments;

•	the effects of litigation and regulatory investigations, proceedings, including our rate cases, or inquiries;

•	changes in accounting standards;

•	changes in corporate governance standards;

•	discovery of material weaknesses in our internal controls;

•	our ability to attract and retain talented employees, management and directors;

•	declines in the discount rates on, declines in the market value of the debt and equity securities of, and increases in funding requirements for, our defined benefit plans;

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

Counterparty Credit Risk

We assess the creditworthiness of our customers. Those customers who do not meet minimum standards are required to provide security, including deposits and other forms of collateral, when appropriate. With more than 2 million customers across three states, we are not exposed materially to a concentration of credit risk. We maintain a provision for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, consideration of the current credit environment and other information. In Oklahoma, Kansas and most jurisdictions we serve in Texas, we are able to recover natural gas costs related to uncollectible accounts through our purchased-gas cost adjustment mechanisms.

This page intentionally left blank.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of ONE Gas, Inc.:

In our opinion, the accompanying balance sheets and the related statements of income, comprehensive income, equity and cash flows present fairly, in all material respects, the financial position of ONE Gas, Inc. (the Company) at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Tulsa, Oklahoma
February 23, 2017

ONE Gas, Inc.
STATEMENTS OF INCOME

	Years Ended December 31,
	2016	2015	2014
	(Thousands of dollars, except per share amounts)

Revenues	$1,427,232	$1,547,692	$1,818,906
Cost of natural gas	541,797	705,959	991,949
Net margin	885,435	841,733	826,957
Operating expenses
Operations and maintenance	417,142	414,476	420,686
Depreciation and amortization	143,829	133,023	125,722
General taxes	55,344	55,105	55,255
Total operating expenses	616,315	602,604	601,663
Operating income	269,120	239,129	225,294
Other income	1,447	263	1,625
Other expense	(1,490)	(2,813)	(2,949)
Interest expense, net	(43,739)	(44,570)	(45,842)
Income before income taxes	225,338	192,009	178,128
Income taxes	(85,243)	(72,979)	(68,338)
Net income	$140,095	$119,030	$109,790

Earnings per share
Basic	$2.67	$2.26	$2.10
Diluted	$2.65	$2.24	$2.07

Average shares (thousands)
Basic	52,453	52,578	52,364
Diluted	52,963	53,254	52,946
Dividends declared per share of stock	$1.40	$1.20	$0.84
See accompanying Notes to Financial Statements.

ONE Gas, Inc.
STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2016	2015	2014
	(Thousands of dollars)
Net income	$140,095	$119,030	$109,790
Other comprehensive income (loss), net of tax
Change in pension and other postemployment benefit plans liability, net of tax of $197, $(483), and $1,244, respectively	(314)	773	(1,781)
Total other comprehensive income (loss), net of tax	(314)	773	(1,781)
Comprehensive income	$139,781	$119,803	$108,009
See accompanying Notes to Financial Statements.

ONE Gas, Inc.
BALANCE SHEETS

	December 31,	December 31,
	2016	2015
Assets	(Thousands of dollars)
Property, plant and equipment
Property, plant and equipment	$5,404,168	$5,132,682
Accumulated depreciation and amortization	1,672,548	1,620,771
Net property, plant and equipment	3,731,620	3,511,911
Current assets
Cash and cash equivalents	14,663	2,433
Accounts receivable, net	290,944	216,343
Materials and supplies	34,084	33,325
Income tax receivable	1,397	38,877
Natural gas in storage	125,432	142,153
Regulatory assets	83,146	32,925
Other current assets	19,257	16,789
Total current assets	568,923	482,845
Goodwill and other assets
Regulatory assets	440,522	435,863
Goodwill	157,953	157,953
Other assets	43,773	46,193
Total goodwill and other assets	642,248	640,009
Total assets	$4,942,791	$4,634,765
See accompanying Notes to Financial Statements.

ONE Gas, Inc.
BALANCE SHEETS
(Continued)
	December 31,	December 31,
	2016	2015
Equity and Liabilities	(Thousands of dollars)
Equity and long-term debt
Common stock, $0.01 par value: authorized 250,000,000 shares; issued 52,598,005 shares and outstanding 52,283,260 shares at December 31, 2016; issued 52,598,005 shares and outstanding 52,259,224 shares at December 31, 2015	$526	$526
Paid-in capital	1,749,574	1,764,875
Retained earnings	161,021	95,046
Accumulated other comprehensive income (loss)	(4,715)	(4,401)
Treasury stock, at cost: 314,745 shares at December 31, 2016 and 338,781 shares at December 31, 2015	(18,126)	(14,491)
Total equity	1,888,280	1,841,555
Long-term debt, excluding current maturities, and net of issuance costs of $8,851 and $9,645, respectively	1,192,446	1,191,660
Total equity and long-term debt	3,080,726	3,033,215
Current liabilities
Current maturities of long-term debt	7	7
Notes payable	145,000	12,500
Accounts payable	131,988	107,482
Accrued interest	18,854	18,873
Accrued taxes other than income	42,571	37,249
Accrued liabilities	22,931	31,470
Customer deposits	61,209	60,325
Regulatory liabilities	11,922	24,615
Other current liabilities	9,451	11,700
Total current liabilities	443,933	304,221
Deferred credits and other liabilities
Deferred income taxes	1,038,568	951,785
Employee benefit obligations	303,507	272,309
Other deferred credits	76,057	73,235
Total deferred credits and other liabilities	1,418,132	1,297,329
Commitments and contingencies
Total liabilities and equity	$4,942,791	$4,634,765
See accompanying Notes to Financial Statements.

This page intentionally left blank.

ONE Gas, Inc.
STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2016	2015	2014
	(Thousands of dollars)
Operating activities
Net income	$140,095	$119,030	$109,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143,829	133,023	125,722
Deferred income taxes	86,788	63,789	49,935
Share-based compensation expense	11,219	9,187	7,613
Provision for doubtful accounts	5,427	4,520	7,195
Changes in assets and liabilities:
Accounts receivable	(80,028)	105,886	23,044
Materials and supplies	(759)	(5,814)	10,868
Income tax receivable	37,480	4,923	(43,800)
Natural gas in storage	16,721	43,147	(19,172)
Asset removal costs	(53,430)	(51,608)	(47,125)
Accounts payable	27,596	(59,635)	(6,881)
Accrued interest	(19)	1	18,743
Accrued taxes other than income	5,322	(7,493)	12,316
Accrued liabilities	(8,539)	5,451	21,228
Customer deposits	884	322	2,643
Regulatory assets and liabilities	(49,472)	50,658	30,067
Employee benefit obligation	(25,666)	(15,033)	(10,102)
Other assets and liabilities	24,119	(6,147)	(45,421)
Cash provided by operating activities	281,567	394,207	246,663
Investing activities
Capital expenditures	(309,071)	(294,320)	(297,103)
Other	492	—	—
Cash used in investing activities	(308,579)	(294,320)	(297,103)
Financing activities
Borrowings (repayment) on notes payable, net	132,500	(29,500)	42,000
Repurchase of common stock	(24,066)	(24,122)	—
Issuance of debt, net of discounts	—	—	1,199,994
Long-term debt financing costs	—	—	(11,087)
Cash payment to ONEOK upon separation	—	—	(1,130,000)
Issuance of common stock	4,017	7,051	2,001
Dividends paid	(73,209)	(62,826)	(43,696)
Cash provided by (used in) financing activities	39,242	(109,397)	59,212
Change in cash and cash equivalents	12,230	(9,510)	8,772
Cash and cash equivalents at beginning of period	2,433	11,943	3,171
Cash and cash equivalents at end of period	$14,663	$2,433	$11,943
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$42,129	$42,980	$21,066
Cash (received) paid for income taxes, net	$(35,702)	$(5,423)	$44,603
See accompanying Notes to Financial Statements.

ONE Gas, Inc.
STATEMENTS OF EQUITY

	Common Stock Issued	Common Stock	Paid-in Capital	Retained Earnings
	(Shares)	(Thousands of dollars)

January 1, 2014	100	$—	$—	$—
Net income	—	—	—	84,214
Other comprehensive loss	—	—	—	—
Net transfers from ONEOK	—	—	—	—
Reclassification of Owner’s net investment to paid-in capital	—	—	1,749,078	—
Issuance of common stock at the separation	51,941,136	520	(520)	—
Common stock issued	142,623	1	9,614	—
Common stock dividends - $0.84 per share	—	—	624	(44,320)
December 31, 2014	52,083,859	521	1,758,796	39,894
Net income	—	—	—	119,030
Other comprehensive loss	—	—	—	—
Repurchase of common stock	—	—	—	—
Common stock issued	514,146	5	5,027	—
Common stock dividends - $1.20 per share	—	—	1,052	(63,878)
December 31, 2015	52,598,005	526	1,764,875	95,046
Net income	—	—	—	140,095
Other comprehensive income	—	—	—	—
Repurchase of common stock	—	—	—	—
Common stock issued and other	—	—	(16,212)	—
Common stock dividends - $1.40 per share	—	—	911	(74,120)
December 31, 2016	52,598,005	$526	$1,749,574	$161,021
See accompanying Notes to Financial Statements.

ONE Gas, Inc.
STATEMENTS OF EQUITY
(Continued)
	Treasury Stock	Owner’s Net Investment	Accumulated Other Comprehensive Income (Loss)	Total Equity
		(Thousands of dollars)

January 1, 2014	$—	$1,239,023	$—	$1,239,023
Net income	—	25,576	—	109,790
Other comprehensive loss	—	—	(1,781)	(1,781)
Net transfers from ONEOK	—	484,479	(3,393)	481,086
Reclassification of Owner’s net investment to paid-in capital	—	(1,749,078)	—	—
Issuance of common stock at the separation	—	—	—	—
Common stock issued	—	—	—	9,615
Common stock dividends - $0.84 per share	—	—	—	(43,696)
December 31, 2014	—	—	(5,174)	1,794,037
Net income	—	—	—	119,030
Other comprehensive loss	—	—	773	773
Repurchase of common stock	(24,122)	—	—	(24,122)
Common stock issued	9,631	—	—	14,663
Common stock dividends - $1.20 per share	—	—	—	(62,826)
December 31, 2015	(14,491)	—	(4,401)	1,841,555
Net income	—	—	—	140,095
Other comprehensive income	—	—	(314)	(314)
Repurchase of common stock	(24,066)	—	—	(24,066)
Common stock issued and other	20,431	—	—	4,219
Common stock dividends - $1.40 per share	—	—	—	(73,209)
December 31, 2016	$(18,126)	$—	$(4,715)	$1,888,280
See accompanying Notes to Financial Statements.

ONE Gas, Inc.
NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation - Prior to our separation from ONEOK, our financial statements were derived from ONEOK’s financial statements, which included its natural gas distribution business as if we, for accounting purposes, had been a separate company for all periods presented. The assets and liabilities in the financial statements have been reflected on a historical basis. The financial statements for the period prior to the separation also includes expense allocations for certain corporate functions historically performed by ONEOK, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, information technology and other services. We believe our assumptions underlying the financial statements, including the assumptions regarding the allocation of general corporate expenses from ONEOK, are reasonable. However, the financial statements may not include all of the actual expenses that would have been incurred by us and may not reflect our results of operations, financial position and cash flows had we been a separate publicly traded company during the period presented prior to the separation.

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

Determining the appropriate classification of our fair value measurements within the fair value hierarchy requires management’s judgment regarding the degree to which market data is observable or corroborated by observable market data. We categorize derivatives for which fair value is determined using multiple inputs within a single level, based on the lowest level input that is significant to the fair value measurement in its entirety. See Note 7 for additional information regarding our fair value measurements.

Cash and Cash Equivalents - Cash equivalents consist of highly liquid investments, which are readily convertible into cash and have original maturities of three months or less.

Revenue Recognition - For regulated deliveries of natural gas, we read meters and bill customers on a monthly cycle. We recognize revenues upon the delivery of the natural gas commodity or services rendered to customers. The billing cycles for customers do not necessarily coincide with the accounting periods used for financial reporting purposes. Revenues are accrued for natural gas delivered and services rendered to customers, but not yet billed. Accrued unbilled revenue is based on a percentage estimate of amounts unbilled each month, which is dependent upon a number of factors, some of which require management’s judgment. These factors include customer consumption patterns and the impact of weather on usage. The amounts of accrued unbilled natural gas sales revenues at December 31, 2016 and 2015, were $143.2 million and $109.6 million, respectively.

We collect and remit other taxes on behalf of governmental authorities, and we record these amounts in accrued taxes other than income in our Balance Sheets on a net basis.

Cost of Natural Gas - Net margin is comprised of total revenues less cost of natural gas.  Cost of natural gas includes commodity purchases, fuel, storage, transportation and other gas purchase costs recovered through our cost of natural gas regulatory mechanisms and does not include an allocation of general operating costs or depreciation and amortization.  In addition, our cost of natural gas regulatory mechanisms provide a method of recovering natural gas costs on an ongoing basis without a profit. Therefore, although our revenues will fluctuate with the cost of gas that we purchase, net margin is not affected by fluctuations in the cost of natural gas. See Note 8 regulatory assets and liabilities for additional discussion of purchased gas cost recoveries.

Accounts Receivable - Accounts receivable represent valid claims against nonaffiliated customers for natural gas sold or services rendered, net of allowances for doubtful accounts. We assess the creditworthiness of our customers. Those customers who do not meet minimum standards are required to provide security, including deposits and other forms of collateral, when appropriate. With more than 2 million customers across three states, we are not exposed materially to a concentration of credit risk. We maintain an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, consideration of the current credit environment and other information. In Oklahoma, Kansas and most jurisdictions we serve in Texas, we are able to recover natural gas costs related to doubtful accounts through purchased-gas cost adjustment mechanisms. At December 31, 2016 and 2015, our allowance for doubtful accounts was $4.2 million and $3.5 million, respectively.

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

Materials and supplies inventories are stated at the lower of weighted-average cost or net realizable value.

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

We have not elected to formally designate any of our derivative instruments as hedges. Gains or losses associated with the fair value of commodity derivative instruments entered into by us are included in, and recoverable through, the purchased-gas cost adjustment mechanisms.

See Note 7 for additional information regarding our fair value measurements and hedging activities using derivatives.

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

Our properties are depreciated using the straight-line method over their estimated useful lives. Generally, we apply composite depreciation rates to functional groups of property having similar economic circumstances. We periodically conduct depreciation studies to assess the economic lives of our assets. These depreciation studies are completed as a part of our regulatory proceedings, and the changes in economic lives, if applicable, are implemented prospectively when the new rates are effective. Changes in the estimated economic lives of our property, plant and equipment could have a material effect on our financial position, results of operations or cash flows.

Property, plant and equipment on our Balance Sheets includes construction work in process for capital projects that have not yet been placed in service and therefore are not being depreciated. Assets are transferred out of construction work in process when they are substantially complete and ready for their intended use.

See Note 9 for additional information regarding our property, plant and equipment.

Impairment of Goodwill and Long-Lived Assets - We assess our goodwill for impairment at least annually as of July 1. Our goodwill impairment analysis performed in 2016, 2015 and 2014, utilized a qualitative assessment and did not result in any impairment indicators. Subsequent to July 1, 2016, no event has occurred indicating that it is more likely than not that our fair value is less than our carrying value of our net assets.

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

To estimate our fair value, we use two generally accepted valuation approaches, an income approach and a market approach, using assumptions consistent with a market participant’s perspective. Under the income approach, we use anticipated cash flows over a period of years plus a terminal value and discount these amounts to their present value using appropriate discount rates. Under the market approach, we apply acquisition multiples to forecasted cash flows. The acquisition multiples used are consistent with historical market transactions. The forecasted cash flows are based on average forecasted cash flows over a period of years.

We assess our long-lived assets for impairment whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. An impairment is indicated if the carrying amount of a long-lived asset exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. If an impairment is indicated, we record an impairment loss equal to the difference between the carrying value and the fair value of the long-lived asset. We determined that there were no asset impairments in 2016, 2015 or 2014.

Regulation - We are subject to the rate regulation and accounting requirements of the OCC, KCC, RRC and various municipalities in Texas. We follow the accounting and reporting guidance for regulated operations. During the ratemaking process, regulatory authorities set the framework for what we can charge customers for our services and establish the manner that our costs are accounted for, including allowing us to defer recognition of certain costs and permitting recovery of the amounts through rates over time, as opposed to expensing such costs as incurred. Examples include weather normalization, unrecovered purchased-gas costs, pension and postemployment benefit costs and ad-valorem taxes. This allows us to stabilize rates over time rather than passing such costs on to the customer for immediate recovery. Actions by regulatory authorities could have an effect on the amount recovered from rate payers. Any difference in the amount recoverable and the amount deferred is recorded as income or expense at the time of the regulatory action. A write-off of regulatory assets and costs not recovered may be required if all or a portion of the regulated operations have rates that are no longer:

•	established by independent regulators;

•	designed to recover the specific entity’s costs of providing regulated services; and

•	set at levels that will recover our costs when considering the demand and competition for our services.

See Note 8 for additional information regarding our regulatory assets and liabilities disclosures.

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

A valuation allowance for deferred tax assets is recognized when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. To assess that likelihood, we use estimates and judgment regarding our future taxable income, as well as the jurisdiction in which such taxable income is generated, to determine whether a valuation allowance is required. Such evidence can include our current financial position, our results of operations, both actual and forecasted, the reversal of deferred tax liabilities, as well as the current and forecasted business economics of our industry. We had no valuation allowance at December 31, 2016 and 2015.

We utilize a more-likely-than-not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that is taken or expected to be taken in a tax return. We reflect penalties and interest as part of income tax expense as they become applicable for tax provisions that do not meet the more-likely-than-not recognition threshold and measurement attribute. There were no material uncertain tax positions at December 31, 2016 and 2015. See Note 12 for additional information regarding income taxes.

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

In accordance with long-standing regulatory treatment, we collect through rates the estimated costs of removal on certain regulated properties through depreciation expense, with a corresponding credit to accumulated depreciation and amortization. These removal costs collected through our rates include costs attributable to legal and nonlegal removal obligations; however, the amounts collected that are in excess of these nonlegal asset-removal costs incurred are accounted for as a regulatory liability for financial reporting purposes. Historically, with the exception of the regulatory authority in Kansas, the regulatory authorities that have jurisdiction over our regulated operations have not required us to quantify or disclose this amount; rather, these costs are addressed prospectively in depreciation rates and are set in each general rate order. We have made an estimate of our regulatory liability using current rates since the last general rate order in each of our jurisdictions if the removal costs collected have exceeded our removal cost incurred; however, for financial reporting purposes, significant uncertainty exists regarding the future disposition of this regulatory liability, pending, among other issues, clarification of regulatory intent. We continue to monitor the regulatory requirements, and the liability may be adjusted as more information is obtained. We record the estimated asset removal obligation in noncurrent liabilities in other deferred credits on our Balance Sheets. To the extent this estimated liability is adjusted, such amounts will be reclassified between accumulated depreciation and amortization and other deferred credits and therefore will not have an impact on earnings.

Contingencies - Our accounting for contingencies covers a variety of business activities, including contingencies for legal and environmental exposures. We accrue these contingencies when our assessments indicate that it is probable that a liability has been incurred or an asset will not be recovered and an amount can be estimated reasonably. We expense legal fees as incurred and base our legal liability estimates on currently available facts and our estimates of the ultimate outcome or resolution. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than the completion of a remediation feasibility study. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Actual results may differ from our estimates resulting in an impact, positive or negative, on earnings. See Note 13 for additional information regarding contingencies.

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

Segments - We operate in one reportable business segment: regulated public utilities that deliver natural gas to residential, commercial, industrial, wholesale, public authority and transportation customers. We define reportable business segments as components of an organization for which discrete financial information is available and operating results are evaluated on a regular basis by the chief operating decision maker (CODM) in order to assess performance and allocate resources. Our CODM is our Chief Executive Officer (CEO). Characteristics of our organization that were relied upon in making this determination include the similar nature of services we provide, the functional alignment of our organizational structure, and the reports that are regularly reviewed by the CODM for the purpose of assessing performance and allocating resources. Our management is functionally aligned and centralized, with performance evaluated based upon results of the entire distribution business. Capital allocation decisions are driven by asset integrity management, operating efficiency, growth opportunities and government relocations, not geographic location or regulatory jurisdiction.

In 2016, 2015 and 2014, we had no single external customer from which we received 10 percent or more of our gross revenues.

Treasury Stock - We record treasury stock purchases at cost, which includes incremental direct transaction costs. Amounts are recorded as reductions in equity in our Balance Sheets. We record the reissuance of treasury stock at our weighted average cost of treasury shares recorded in equity in our Balance Sheets.

Recently Issued Accounting Standards Update - In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 of the goodwill test, where the measurement of a goodwill impairment loss was determined by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Upon adoption, a goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  This new guidance is required for our interim and annual reports for periods beginning after December 15, 2019, and early adoption is permitted. We do not expect this guidance to have a material impact on our financial statements and will adjust our goodwill testing procedures accordingly upon adoption.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which includes various new aspects to simplify how share-based payments are accounted for and presented in the financial statements. The new standard modifies several aspects of the accounting and reporting for employee share-based payments and related tax accounting impacts, including the presentation in the statements of operations and cash flows. We will adopt this new guidance in the first quarter of 2017. Prospectively, we will record excess tax expenses or benefits in income tax expense. We will record a cumulative-effect increase of $11.0 million to retained earnings, with an offset to a deferred tax asset, as of the beginning of the reporting period in 2017 for excess tax benefits earned prior to January 1, 2017. We will continue our use of the estimation method to account for share unit awards forfeitures rather than actual forfeitures. We will adopt the classification of cash flows for changes in excess tax benefits prospectively in operating activities, and employer withholding shares for tax-withholding purposes for employees retrospectively in investing activities in our statement of cash flows.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which prescribes recognizing lease assets and liabilities on the balance sheet and includes disclosure of key information about leasing arrangements.  A modified retrospective transition approach is required for leases existing at the time of adoption. We are evaluating our population of leases, analyzing lease agreements, and holding meetings with cross-divisional teams to determine the potential impact of this accounting standard on our financial position or results of operations and the transition approach we will utilize. This new guidance is required for our interim and annual reports for periods beginning after December 15, 2018, and early adoption is permitted.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which clarifies and converges the revenue recognition principles under GAAP and International Financial Reporting Standards. In July 2015, FASB delayed the effective date for one year. We have substantially completed evaluating all of our sources of revenue to determine the potential effect on our financial position, results of operations and cash flows. We continue to monitor accounting task forces and the FASB for additional implementation guidance related to: (1) the accounting for funds received from third parties to partially or fully reimburse the cost of construction of an asset; (2) the evaluation of collectability from customers if a utility has regulatory mechanisms to help assure recovery of uncollected accounts from ratepayers; and (3) the accounting for alternative revenue programs, such as performance-based ratemaking, that may impact the final conclusions of our evaluation. Until these items are resolved, we cannot determine the effect the new guidance will have on our financial position, results of operations, cash flows, business processes or the transition method we will utilize to adopt the new guidance. We are required to adopt this new guidance for our interim and annual reports beginning with the first quarter 2018.

2.	CREDIT FACILITY AND SHORT-TERM NOTES PAYABLE

The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. The ONE Gas Credit Agreement also contains customary affirmative and negative covenants, including covenants relating to liens, indebtedness of subsidiaries, investments, changes in the nature of business, fundamental changes, transactions with affiliates, burdensome agreements, and use of proceeds. In the event of a breach of certain covenants by ONE Gas, amounts outstanding under the ONE Gas Credit Agreement may become due and payable immediately. At December 31, 2016, our total debt-to-capital ratio was 41 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement.

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

At December 31, 2016, we had $145.0 million of commercial paper and $1.5 million in letters of credit issued under the ONE Gas Credit Agreement, with no borrowings and $553.5 million of remaining credit available under the ONE Gas Credit Agreement. The weighted-average interest rate on our commercial paper was 0.95 percent and 0.70 percent at December 31, 2016 and 2015, respectively.

3.	LONG-TERM DEBT

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

4.	EQUITY

Preferred Stock - At December 31, 2016, we had 50 million, $0.01 par value, authorized shares of preferred stock available. We have not issued or established any classes or series of shares of preferred stock.

Common Stock - At December 31, 2016, we had approximately 197.7 million shares of authorized common stock available for issuance.

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

Dividends Declared - In January 2017, we declared a dividend of $0.42 per share ($1.68 per share on an annualized basis) for shareholders of record on February 24, 2017, payable March 10, 2017.

5.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the balance in accumulated other comprehensive income (loss) for the period indicated:

Accumulated Other Comprehensive Income (Loss)
(Thousands of dollars)
January 1, 2015	$(5,174)
Pension and other postemployment benefit plans obligations
Other comprehensive income (loss) before reclassification, net of tax of $(130)	209
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of $(353)	564
Other comprehensive income (loss)	773
December 31, 2015	(4,401)
Pension and other postemployment benefit plans obligations
Other comprehensive income (loss) before reclassification, net of tax of $486	(776)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of $(289)	462
Other comprehensive income (loss)	(314)
December 31, 2016	$(4,715)

The following table sets forth the effect of reclassifications from accumulated other comprehensive income (loss) on our Statements of Income for the period indicated:

Details about Accumulated Other Comprehensive Income	Year Ended December 31,			Affected Line Item in the
(Loss) Components	2016	2015	2014	Statements of Income
	(Thousands of dollars)
Pension and other postemployment benefit plan obligations (a)
Amortization of net loss	$40,912	$47,494	$34,169
Amortization of unrecognized prior service cost	(3,316)	(1,962)	(1,211)
	37,596	45,532	32,958
Regulatory adjustments (b)	(36,845)	(44,615)	(32,445)
	751	917	513	Income before income taxes
	(289)	(353)	(198)	Income tax expense
Total reclassifications for the period	$462	$564	$315	Net income
(a) These components of accumulated other comprehensive income (loss) are included in the computation of net periodic benefit cost. See Note 11 for additional information regarding our net periodic benefit cost.
(b) Regulatory adjustments represent pension and other postemployment benefit costs expected to be recovered through rates and are deferred as part of our regulatory assets. See Note 8 for additional information regarding our regulatory assets and liabilities.

6.	EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Year Ended December 31, 2016
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$140,095	52,453	$2.67
Diluted EPS Calculation
Effect of dilutive securities	—	510
Net income available for common stock and common stock equivalents	$140,095	52,963	$2.65

	Year Ended December 31, 2015
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$119,030	52,578	$2.26
Diluted EPS Calculation
Effect of dilutive securities	—	676
Net income available for common stock and common stock equivalents	$119,030	53,254	$2.24

	Year Ended December 31, 2014
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$109,790	52,364	$2.10
Diluted EPS Calculation
Effect of dilutive securities	—	582
Net income available for common stock and common stock equivalents	$109,790	52,946	$2.07

7.	DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Instruments - At December 31, 2016, we held purchased natural gas call options for the heating season ending March 2017, with total notional amounts of 14.3 Bcf, for which we paid premiums of $5.4 million, and which had a fair value of $6.5 million. At December 31, 2015, we held purchased natural gas call options for the heating season ended March 2016, with total notional amounts of 17.0 Bcf, for which we paid premiums of $5.8 million, and which had a fair value of $0.4 million. The premiums paid and any cash settlements received are recorded as part of our unrecovered purchased-gas costs in current regulatory assets as these contracts are included in, and recoverable through, the purchased-gas cost adjustment mechanisms. Additionally, changes in fair value associated with these contracts are deferred as part of our unrecovered purchased-gas costs in our Balance Sheets. Our natural gas call options are classified as Level 1 as fair value amounts are based on unadjusted quoted prices in active markets including NYMEX-settled prices. There were no transfers between levels for the periods presented.

Other Financial Instruments - The approximate fair value of cash and cash equivalents, accounts receivable and accounts payable is equal to book value, due to the short-term nature of these items. Our cash and cash equivalents are comprised of bank and money market accounts, and are classified as Level 1.

Short-term notes payable and commercial paper are due upon demand and, therefore, the carrying amounts approximate fair value and are classified as Level 1. The book value of our long-term debt, including current maturities, was $1.2 billion at both December 31, 2016 and 2015. The estimated fair value of our long-term debt, including current maturities, was $1.2 billion at both December 31, 2016 and 2015. The estimated fair value of our Senior Notes was determined using quoted market prices, and are considered Level 2.

8.	REGULATORY ASSETS AND LIABILITIES

The table below presents a summary of regulatory assets, net of amortization, and liabilities for the periods indicated:

		December 31, 2016
	Remaining Recovery Period	Current	Noncurrent	Total
		(Thousands of dollars)
Under-recovered purchased-gas costs	1 year	$29,901	$—	$29,901
Pension and other postemployment benefit costs	See Note 11	31,498	427,448	458,946
Weather normalization	1 year	17,661	—	17,661
Reacquired debt costs	11 years	812	8,108	8,920
Other	1 to 22 years	3,274	4,966	8,240
Total regulatory assets, net of amortization		83,146	440,522	523,668
Over-recovered purchased-gas costs	1 year	(10,154)	—	(10,154)
Ad-valorem tax	1 year	(1,768)	—	(1,768)
Total regulatory liabilities		(11,922)	—	(11,922)
Net regulatory assets and liabilities		$71,224	$440,522	$511,746

		December 31, 2015
	Remaining Recovery Period	Current	Noncurrent	Total
		(Thousands of dollars)
Under-recovered purchased-gas costs	1 year	$13,336	$—	$13,336
Pension and other postemployment benefit costs	See Note 11	15,670	425,175	440,845
Weather normalization	1 year	2,198	—	2,198
Reacquired debt costs	12 years	812	8,919	9,731
Other	1 to 23 years	909	1,769	2,678
Total regulatory assets, net of amortization		32,925	435,863	468,788
Accumulated removal costs (a)	up to 50 years	—	(9,032)	(9,032)
Over-recovered purchased-gas costs	1 year	(22,884)	—	(22,884)
Ad-valorem tax	1 year	(1,731)	—	(1,731)
Total regulatory liabilities		(24,615)	(9,032)	(33,647)
Net regulatory assets and liabilities		$8,310	$426,831	$435,141
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

Weather normalization represents revenue over- or under-recovered through the WNA rider in Kansas. This amount is deferred as a regulatory asset or liability for a 12-month period. Kansas Gas Service then applies an adjustment to the customers’ bills for 12 months to refund the over-collected revenue or bill the under-collected revenue.

Ad-valorem tax represents an increase or decrease in Kansas Gas Service’s taxes above or below the amount approved in a rate case. This amount is deferred as a regulatory asset or liability for a 12-month period. Kansas Gas Service then applies an adjustment to the customers’ bills for 12 months to refund the over-collected revenue or bill the under-collected revenue.

Recovery through rates resulted in amortization of regulatory assets of approximately $3.8 million, $1.6 million and $6.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

We collect, through our rates, the estimated costs of removal on certain regulated properties through depreciation expense, with a corresponding credit to accumulated depreciation and amortization. These removal costs are nonlegal obligations; however, the amounts collected that are in excess of these nonlegal asset-removal costs incurred are accounted for as a regulatory liability. We have made an estimate of our regulatory liability using current rates since the last general rate order in each of our jurisdictions if the removal costs collected have exceeded our removal costs incurred. We record the estimated nonlegal asset-removal obligation in noncurrent liabilities in other deferred credits on our Balance Sheets.

In January 2016, as a result of our rate case in Oklahoma, we recorded a regulatory asset of $2.4 million to recover certain information technology costs incurred as a result of our separation from ONEOK in 2014, which will be recovered over four years.

9.	PROPERTY, PLANT AND EQUIPMENT

The following table sets forth our property, plant and equipment by property type, for the periods indicated:

	December 31,	December 31,
	2016	2015
	(Thousands of dollars)
Natural gas distribution pipelines and related equipment	$4,321,429	$4,114,090
Natural gas transmission pipelines and related equipment	481,953	462,654
General plant and other	530,459	498,906
Construction work in process	70,327	57,032
Property, plant and equipment	5,404,168	5,132,682
Accumulated depreciation and amortization	(1,672,548)	(1,620,771)
Net property, plant and equipment	$3,731,620	$3,511,911

We compute depreciation expense by applying composite, straight-line rates of 2.0 percent to 3.0 percent that were approved by various regulatory authorities.

We recorded capitalized interest of $3.6 million, $2.6 million and $2.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. We incurred liabilities for construction work in process and asset removal costs that had not been paid at December 31, 2016, 2015 and 2014 of $11.9 million, $15.0 million and $7.0 million, respectively. Such amounts are not included in capital expenditures on the Statements of Cash Flows.

10.	SHARE-BASED PAYMENTS

The ONE Gas Equity Compensation Plan (ECP) provides for the granting of stock-based compensation, including incentive stock options, nonstatutory stock options, stock bonus awards, restricted stock awards, restricted stock unit awards, performance stock awards and performance unit awards to eligible employees and the granting of stock awards to nonemployee directors. We have reserved 2.8 million shares of common stock for issuance under the ECP. At December 31, 2016, we had approximately 1.1 million shares available for issuance under the ECP, which reflect shares issued and estimated shares expected to be issued upon vesting of outstanding awards granted under the plan, less forfeitures. The plan allows for the deferral of awards granted in stock or cash, in accordance with Internal Revenue Code section 409A requirements.

Compensation cost expensed for our share-based payment plans was $7.0 million, net of tax benefits of $4.3 million, for 2016, $5.7 million, net of tax benefits of $3.5 million, for 2015, and $7.0 million, net of tax benefits of $4.4 million, for 2014.

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

If paid, the outstanding performance stock unit awards entitle the grantee to receive shares of our common stock. The outstanding performance stock unit awards are equity awards with a market-based condition, which results in the compensation expense for these awards being recognized on a straight-line basis over the requisite service period, provided that the requisite service period is fulfilled, regardless of when, if ever, the market condition is satisfied. The performance stock unit awards granted accrue dividend equivalents in the form of additional performance stock units prior to vesting. The fair value of these performance stock units was estimated on the grant date based on a Monte Carlo model. The compensation expense on these awards will only be adjusted for changes in forfeitures. A forfeiture rate of 3 percent per year based on historical forfeitures under our share-based payment plans was used.

Restricted Stock Unit Award Activity

As of December 31, 2016, there was $2.8 million of total unrecognized compensation costs related to the nonvested restricted stock unit awards, which is expected to be recognized over a weighted-average period of 1.7 years. The following tables set forth activity and various statistics for restricted stock unit awards outstanding under the respective plans for the period indicated:

	Number of Units	Weighted- Average Price
Nonvested December 31, 2015	231,258	$32.59
Granted	42,935	$58.30
Vested	(77,033)	$23.76
Forfeited	(2,260)	$38.04
Nonvested December 31, 2016	194,900	$41.68

	2016	2015	2014
Weighted-average grant date fair value (per share)	$58.30	$41.40	$33.19
Fair value of shares granted (thousands of dollars)	$2,503	$3,141	$3,149

The fair value of restricted stock vested was $4.5 million and $6.5 million in 2016 and 2015, respectively.

Performance Stock Unit Award Activity

As of December 31, 2016, there was $4.8 million of total unrecognized compensation cost related to the nonvested performance stock unit awards, which is expected to be recognized over a weighted-average period of 1.7 years. The following tables set forth activity and various statistics related to our performance stock unit awards and the assumptions used by us in the valuations of the 2016, 2015 and 2014 grants at the grant date:

	Number of Units	Weighted- Average Price
Nonvested December 31, 2015	439,250	$27.35
Granted	74,395	$64.06
Vested	(221,882)	$15.11
Forfeited	(2,952)	$41.44
Nonvested December 31, 2016	288,811	$46.06

	2016	2015	2014
Volatility (a)	18.20%	15.90%	18.40%
Dividend yield	2.40%	2.90%	3.37%
Risk-free interest rate	0.91%	1.10%	0.67%
(a) - Volatility based on historical volatility over three years using daily stock price observations of our peer utilities.

	2016	2015	2014
Weighted-average grant date fair value (per share)	$64.06	$44.48	$35.98
Fair value of shares granted (thousands of dollars)	$4,766	$4,486	$4,462

The fair value of performance stock vested was $19.5 million and $23.5 million in 2016 and 2015, respectively.

Employee Stock Purchase Plan

We have reserved a total of 700 thousand shares of common stock for issuance under our Employee Stock Purchase Plan (the ESPP).  Subject to certain exclusions, all employees who work at least 20 hours per week are eligible to participate in the ESPP.  Employees can choose to have up to 10 percent of their annual base pay withheld to purchase our common stock, subject to terms and limitations of the plan. The purchase price of the stock is 85 percent of the lower of the average market price of our common stock on the grant date or exercise date. Approximately 41 percent, 40 percent and 36 percent of employees participated in the plan in 2016, 2015 and 2014, respectively, and purchased 83,431 shares at $54.51 in 2016, 51,092 shares at $36.15 in 2015, and 51,418 shares at $32.29 in 2014. Compensation expense, before taxes, was $1.4 million, $1.3 million and $0.4 million in 2016, 2015 and 2014, respectively.

Employee Stock Award Program

Under the Employee Stock Award Program, we issue, for no monetary consideration, one share of our common stock to all eligible employees when the per-share closing price of our common stock on the NYSE closes for the first time at or above each $1.00 increment above $34. The total number of shares of our common stock authorized for issuance under this program is 125,000. Shares issued to employees under this program during 2016, 2015 and 2014 totaled 50,573, 23,506 and 35,324, respectively, leaving 15,603 shares for future awards. Compensation expense, before taxes, related to the Employee Stock Award Program was $3.0 million, $1.1 million and $2.5 million for 2016, 2015 and 2014, respectively.

11.	EMPLOYEE BENEFIT PLANS

Retirement and Other Postemployment Benefit Plans

Retirement Plans - We have a defined benefit pension plan covering nonbargaining-unit employees hired before January 1, 2005, and certain bargaining-unit employees hired before December 15, 2011. Nonbargaining unit employees hired after December 31, 2004; employees represented by Local No. 304 of the International Brotherhood of Electrical Workers (IBEW) hired on or after July 1, 2010; employees represented by the United Steelworkers hired on or after December 15, 2011; and employees who accepted a one-time opportunity to opt out of the defined benefit pension plan are covered by a profit-sharing plan. Certain employees of the Texas Gas Service division are entitled to benefits under a frozen cash-balance pension plan. In addition, we have a supplemental executive retirement plan for the benefit of certain officers. No new participants in the supplemental executive retirement plan have been approved since 2005, and it was formally closed to new participants as of January 1, 2014. We fund our defined benefit pension costs at a level needed to maintain or exceed the minimum funding levels required by the Employee Retirement Income Security Act of 1974, as amended, and the Pension Protection Act of 2006. Pension expense was $32.0 million, $38.0 million and $27.1 million in 2016, 2015 and 2014, respectively.

Other Postemployment Benefit Plans - We sponsor health and welfare plans that provide postemployment medical and life insurance benefits to certain employees who retire with at least five years of service. The postemployment medical plan is contributory based on hire date, age and years of service, with retiree contributions adjusted periodically, and contains other cost-sharing features such as deductibles and coinsurance. Other postemployment benefit expense was $2.6 million, $5.0 million and $5.9 million in 2016, 2015 and 2014, respectively, prior to regulatory deferrals.

Plan Amendments - In October 2015, we announced to certain pre-65 participants in our postemployment medical plans a change from a self-insured postemployment medical plan to a plan providing participants an annual benefit that would allow them to select coverage on a healthcare exchange beginning January 1, 2017. As a result, we remeasured the respective plan assets and liabilities, which resulted in a reduction in benefit obligations of our postemployment benefit plan of $11.9 million in the fourth quarter of 2015.

In September 2016, due to uncertain market conditions with health insurance exchange providers, we elected not to move the eligible pre-65 participants in our postemployment medical plans to a healthcare exchange. As a result, we remeasured the respective plan assets and benefit obligations, effective September 30, 2016. In the fourth quarter of 2016, we further amended our other postemployment medical plan to allow certain participants access to reimbursable retirement accounts. The net impact of these plan amendments in 2016 was a $483 thousand increase in our other postemployment benefit plan obligation.

Actuarial Assumptions - The following table sets forth the weighted-average assumptions used to determine benefit obligations for pension and postemployment benefits for the periods indicated:

	December 31,
	2016	2015
Discount rate - pension plans	4.30%	4.75%
Discount rate - other postemployment plans	4.20%	4.75%
Compensation increase rate	3.25% - 3.40%	3.35% - 3.40%

The following table sets forth the weighted-average assumptions used by us to determine the periodic benefit costs for the periods indicated:

	Nine Months Ended September 30,	Three Months Ended December 31,	Years Ended December 31,
	2016	2016	2015		2014
Discount rate - pension plans	4.75%	4.75%	4.25%/4.75%	(a)	5.25%
Discount rate - other postemployment plans	4.75%	3.75%	4.25%/4.75%	(a)	5.00%
Expected long-term return on plan assets - pension plans	7.75%	7.75%	7.75%		7.75%
Expected long-term return on plan assets - other postemployment plans	8.00%	7.75%	7.75%		7.75%
Compensation increase rate	3.35% - 3.40%	3.35% - 3.40%	3.30% - 3.50%		3.35% - 3.50%
(a) Discount rate for the nine months ended September 30, 2015, and three months ended December 31, 2015, respectively.

We determine our overall expected long-term rate of return on plan assets, based on our review of historical returns and economic growth models. At December 31, 2016, we updated our assumed mortality rates to incorporate the new set of mortality tables issued by the Society of Actuaries in October 2016.

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

Obligations and Funded Status - The following table sets forth our defined benefit pension and other postemployment benefit plans, benefit obligations and fair value of plan assets for the periods indicated:

	Pension Benefits		Other Postemployment Benefits
	December 31,		December 31,
	2016	2015	2016	2015
Changes in Benefit Obligation	(Thousands of dollars)
Benefit obligation, beginning of period	$985,624	$1,028,171	$228,253	$257,688
Service cost	12,055	13,660	2,675	3,257
Interest cost	45,550	43,542	10,235	10,628
Plan participants’ contributions	—	—	3,043	2,915
Actuarial loss (gain)	25,886	(47,607)	14,309	(19,702)
Benefits paid	(71,066)	(52,142)	(15,450)	(14,632)
Plan amendment	—	—	483	(11,901)
Settlements	(31,518)	—	—	—
Benefit obligation, end of period	966,531	985,624	243,548	228,253

Change in Plan Assets
Fair value of plan assets, beginning of period	785,161	845,396	155,495	151,777
Actual return on plan assets	48,768	(9,026)	9,733	1,335
Employer contributions	12,441	933	13,225	14,100
Plan participants’ contributions	—	—	3,043	2,915
Benefits paid	(71,066)	(52,142)	(15,450)	(14,632)
Settlements	(35,718)	—	—	—
Fair value of assets, end of period	739,586	785,161	166,046	155,495
Balance at December 31	$(226,945)	$(200,463)	$(77,502)	$(72,758)

Current liabilities	$(941)	$(912)	$—	$—
Noncurrent liabilities	(226,004)	(199,551)	(77,502)	(72,758)
Balance at December 31	$(226,945)	$(200,463)	$(77,502)	$(72,758)

In the fourth quarter of 2016, we settled a portion of our benefit obligation with the purchase of annuities. Benefits paid reflects $18.1 million of lump sum payments to certain terminated vested participants. The accumulated benefit obligation for our defined benefit pension plans was $912.4 million and $934.3 million at December 31, 2016 and 2015, respectively.

There are no plan assets expected to be withdrawn and returned to us in 2017.

Components of Net Periodic Benefit Cost - The following tables set forth the components of net periodic benefit cost for our defined benefit pension and other postemployment benefit plans for the period indicated:

	Pension Benefits
	Year Ended December 31,
	2016	2015	2014
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$12,055	$13,660	$11,620
Interest cost	45,550	43,542	43,791
Expected return on assets	(61,183)	(61,769)	(59,862)
Amortization of unrecognized prior service cost	—	266	549
Amortization of net loss	35,543	42,226	30,200
Settlements	—	27	773
Net periodic benefit cost	$31,965	$37,952	$27,071

	Other Postemployment Benefits
	Year Ended December 31,
	2016	2015	2014
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$2,675	$3,257	$3,468
Interest cost	10,235	10,628	11,605
Expected return on assets	(12,370)	(11,892)	(11,393)
Amortization of unrecognized prior service cost	(3,316)	(2,228)	(1,760)
Amortization of net loss	5,369	5,268	3,969
Net periodic benefit cost	$2,593	$5,033	$5,889

Other Comprehensive Income (Loss) - The following table sets forth the amounts recognized in other comprehensive income (loss) related to our defined benefit pension benefits for the period indicated:

	Pension Benefits
	Year Ended December 31,
	2016	2015	2014
	(Thousands of dollars)
Net gain (loss) arising during the period	$(1,262)	$339	$(3,543)
Amortization of loss	751	917	518
Deferred income taxes	197	(483)	1,244
Total recognized in other comprehensive income (loss)	$(314)	$773	$(1,781)

There were no amounts recognized in other comprehensive income (loss) related to our other postemployment benefits for the periods presented.

The tables below set forth the amounts in accumulated other comprehensive income (loss) that had not yet been recognized as components of net periodic benefit expense for the periods indicated:

	Pension Benefits
	December 31,
	2016	2015
	(Thousands of dollars)
Prior service credit (cost)	$—	$—
Accumulated loss	(414,757)	(407,798)
Accumulated other comprehensive loss before regulatory assets	(414,757)	(407,798)
Regulatory asset for regulated entities	407,073	400,625
Accumulated other comprehensive loss after regulatory assets	(7,684)	(7,173)
Deferred income taxes	2,969	2,772
Accumulated other comprehensive loss, net of tax	$(4,715)	$(4,401)

	Other Postemployment Benefits
	December 31,
	2016	2015
	(Thousands of dollars)
Prior service credit (cost)	$10,211	$14,010
Accumulated loss	(62,084)	(50,447)
Accumulated other comprehensive loss before regulatory assets	(51,873)	(36,437)
Regulatory asset for regulated entities	51,873	36,437
Accumulated other comprehensive loss after regulatory assets	—	—
Deferred income taxes	—	—
Accumulated other comprehensive loss, net of tax	$—	$—

The following table sets forth the amounts recognized in either accumulated comprehensive income (loss) or regulatory assets expected to be recognized as components of net periodic benefit expense in the next fiscal year:

	Pension Benefits	Other Postemployment Benefits
Amounts to be recognized in 2017	(Thousands of dollars)
Prior service credit (cost)	$—	$(4,597)
Actuarial net loss	$36,107	$6,484

Health Care Cost Trend Rates - The following table sets forth the assumed health care cost-trend rates for the periods indicated:

	2016	2015
Health care cost-trend rate assumed for next year	7.25%	4.00% - 7.50%
Rate to which the cost-trend rate is assumed to decline (the ultimate trend rate)	5.00%	4.00% - 5.00%
Year that the rate reaches the ultimate trend rate	2022	2022

Assumed health care cost-trend rates have a significant effect on the amounts reported for our health care plans. A one percentage point change in assumed health care cost-trend rates would have the following effects:

	One Percentage	One Percentage
	Point Increase	Point Decrease
	(Thousands of dollars)
Effect on total of service and interest cost	$233	$(232)
Effect on other postemployment benefit obligation	$3,937	$(3,991)

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

The current target allocation for the assets of our other postemployment benefits plan is 30 percent fixed income securities and 70 percent equity securities.

The following tables set forth our pension benefits and other postemployment benefits plan assets by fair value category as of the measurement date:

	Pension Benefits
	December 31, 2016
Asset Category	Level 1	Level 2	Level 3	Total
	(Thousands of dollars)
Investments:
Equity securities (a)	$371,655	$58,987	$—	$430,642
Government obligations	—	47,445	—	47,445
Corporate obligations (b)	—	129,036	—	129,036
Cash and money market funds (c)	13,786	16,114	—	29,900
Insurance contracts and group annuity contracts	—	—	45,140	45,140
Other investments (d)	—	71	57,352	57,423
Total assets	$385,441	$251,653	$102,492	$739,586
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
(d) - This category represents alternative investments such as hedge funds and other financial instruments.

	Other Postemployment Benefits
	December 31, 2016
Asset Category	Level 1	Level 2	Level 3	Total
	(Thousands of dollars)
Investments:
Equity securities (a)	$39,817	$7,323	$—	$47,140
Government obligations	—	75	—	75
Corporate obligations (b)	—	19,948	—	19,948
Cash and money market funds (c)	74	16,989	—	17,063
Insurance contracts and group annuity contracts	—	81,820	—	81,820
Total assets	$39,891	$126,155	$—	$166,046
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
(d) - This category represents alternative investments such as hedge funds.

The following table sets forth the reconciliation of Level 3 fair value measurements of our pension plans for the periods indicated:

	Pension Benefits
	Insurance Contracts	Other Investments	Total
	(Thousands of dollars)
January 1, 2015	$59,877	$57,914	$117,791
Net realized and unrealized gains (losses)	2,188	58	2,246
Settlements	(5,600)	—	(5,600)
December 31, 2015	$56,465	$57,972	$114,437
Net realized and unrealized gains (losses)	4,518	(620)	3,898
Sales and settlements	(15,843)	—	(15,843)
December 31, 2016	$45,140	$57,352	$102,492

Contributions - During 2016, we contributed $12.4 million to our defined benefit pension plans and we contributed $13.2 million to our other postemployment benefit plans. In 2017, we expect to contribute $1.0 million to our defined benefit pension plans and expect to contribute $3.1 million to our other postemployment benefit plans.

Pension and Other Postemployment Benefit Payments - Benefit payments for our defined benefit pension and other postemployment benefit plans for the period ended December 31, 2016 were $71.1 million and $15.5 million, respectively. The following table sets forth the pension benefits and other postemployment benefits payments expected to be paid in 2017-2026:

	Pension Benefits	Other Postemployment Benefits
Benefits to be paid in:	(Thousands of dollars)
2017	$51,539	$16,165
2018	$52,660	$16,815
2019	$53,450	$17,073
2020	$54,812	$17,379
2021	$56,033	$17,401
2022 through 2026	$294,519	$86,559

The expected benefits to be paid are based on the same assumptions used to measure our benefit obligation at December 31, 2016, and include estimated future employee service.

Other Employee Benefit Plans

401(k) Plan - We have a 401(k) Plan which covers all full-time employees, and employee contributions are discretionary. We match 100 percent of each participant’s eligible contribution up to 6 percent of eligible compensation, subject to certain limits. Our contributions made to the plan were $10.8 million, $10.2 million and $9.7 million in 2016, 2015 and 2014, respectively.

Profit-Sharing Plan - We have a profit-sharing plan for all employees that do not participate in our defined benefit pension plan. We plan to make a contribution to the profit-sharing plan each quarter equal to 1 percent of each participant’s eligible compensation during the quarter. Additional discretionary employer contributions may be made at the end of each year. Employee contributions are not allowed under the plan. Our contributions made to the plan were $6.0 million, $6.5 million and $4.0 million in 2016, 2015 and 2014, respectively.

Employee Deferred Compensation Plan - Our Nonqualified Deferred Compensation Plan provides select employees with the option to defer portions of their compensation and provides nonqualified deferred compensation benefits that are not available due to limitations on employer and employee contributions to qualified defined contribution plans under the federal tax laws. Contributions made to the plan were not material in 2016, 2015 and 2014.

12.	INCOME TAXES

The following table sets forth our provision for income taxes for the periods indicated:

	Years Ended December 31,
	2016	2015	2014
	(Thousands of dollars)
Current income tax provision
Federal	$(2,016)	$7,135	$17,006
State	471	2,055	1,397
Total current income tax provision	(1,545)	9,190	18,403
Deferred income tax provision
Federal	76,247	56,440	42,024
State	10,541	7,349	7,911
Total deferred income tax provision	86,788	63,789	49,935
Total provision for income taxes	$85,243	$72,979	$68,338

The following table is a reconciliation of our income tax provision for the periods indicated:

	Years Ended December 31,
	2016	2015	2014
	(Thousands of dollars)
Income before income taxes	$225,338	$192,009	$178,128
Federal statutory income tax rate	35%	35%	35%
Provision for federal income taxes	78,868	67,203	62,345
State income taxes, net of federal tax benefit	7,158	6,114	6,051
Other, net	(783)	(338)	(58)
Total provision for income taxes	$85,243	$72,979	$68,338

The following table sets forth the tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities for the periods indicated:

	December 31,
	2016	2015
	(Thousands of dollars)
Deferred tax assets
Employee benefits and other accrued liabilities	$123,333	$110,148
Net operating loss	23,094	—
Other	5,716	7,848
Total deferred tax assets	152,143	117,996
Deferred tax liabilities
Excess of tax over book depreciation	990,682	897,667
Purchased-gas cost adjustment	13,822	3,999
Other regulatory assets and liabilities, net	186,207	168,115
Total deferred tax liabilities	1,190,711	1,069,781
Net deferred tax liabilities	$1,038,568	$951,785

As of December 31, 2016, we have federal and state income tax net operating loss (NOL) carryforwards of $63.0 million and $21.0 million, respectively, which will expire at various dates from 2024 through 2036. We believe that it is more likely than not that the tax benefits of the NOL carryforwards will be utilized prior to their expirations; therefore, no valuation allowance is necessary.

Deferred tax assets related to tax benefits of employee share-based compensation have been reduced for performance share units and restricted share units that vested in periods in which we were in an NOL position. This vesting resulted in tax deductions in excess of previously recorded benefits based on the performance share unit and restricted share unit value at the time of grant. Although these additional tax benefits are reflected in NOL carryforwards in the tax return, the additional tax benefit is not recognized until the deduction reduces taxes payable. A portion of the tax benefit does not reduce our current taxes payable due to NOL carryforwards; accordingly, these tax benefits are not reflected in our NOLs in deferred tax assets. Cumulative tax benefits included in NOL carryforwards but not reflected in deferred tax assets were $11.0 million as of December 31, 2016.

We have filed our consolidated federal and state tax returns for years 2014 and 2015.

13.	COMMITMENTS AND CONTINGENCIES

Commitments - Operating leases represent future minimum lease payments under noncancelable leases covering office space, facilities and information technology hardware and software. Rental expense was $8.6 million in 2016 and $5.0 million in each of 2015 and 2014. The following table sets forth our operating lease payments for the periods indicated:

Operating Leases
(Millions of dollars)
2017	$5.6
2018	5.2
2019	4.4
2020	3.6
2021	3.2
Thereafter	4.4
Total	$26.4

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

We own or retain legal responsibility for the environmental conditions at 12 former manufactured natural gas sites in Kansas. These sites contain potentially harmful materials that are subject to control or remediation under various environmental laws and regulations. A consent agreement with the KDHE governs all work at these sites. The terms of the consent agreement require us to investigate these sites and set remediation activities based upon the results of the investigations and risk analysis. Remediation typically involves the management of contaminated soils and may involve removal of structures and monitoring and/or remediation of groundwater.

We have completed or addressed removal of the source of soil contamination at 11 of the 12 sites, and continue to monitor groundwater at eight of the 12 sites according to plans approved by the KDHE. Regulatory closure has been achieved at three of the sites, subject to any future regulatory remediation requirements that may require additional costs. During 2016, we completed a site assessment at the twelfth site where no active soil remediation has occurred. We have submitted a work plan to the KDHE for approval to remove contaminated soil at this site. Costs associated with the remediation at this site are not expected to be material to our results of operations or financial position.

With regard to one of our other former manufactured natural gas sites, recent results from periodic monitoring and a 2016 interim site investigation indicated elevated levels of potentially harmful materials at the site. In response to the results of the interim site investigation, during the fourth quarter of 2016, potential investigation and remediation alternatives were developed. We have estimated the potential costs associated with additional investigation and remediation to be in the range of $4.0 million to $7.0 million. Additional testing and work plan development will be conducted in 2017 to determine a remediation work plan to present to the KDHE for approval and could impact our estimates of the cost of remediation at this site. A single reliable estimate of the remediation costs is not feasible due to the amount of uncertainty in the ultimate remediation approach that will be utilized. Accordingly, in the fourth quarter of 2016, we recorded a reserve of $4.0 million for this site.

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during 2016, 2015 and 2014. A number of environmental issues may exist with respect to manufactured gas plants that are unknown to us. Accordingly, future costs are dependent on the final determination and regulatory approval of any remedial actions, the complexity of the site, level of remediation required, changing technology and governmental regulations, and to the extent not recovered by insurance or recoverable in rates from our customers, could be material to our financial condition, results of operations or cash flows.

With the trend toward stricter standards, greater regulation and more extensive permit requirements for the types of assets operated by us that are subject to environmental regulation, our environmental expenditures could increase in the future, and such expenditures may not be fully recovered by insurance or recoverable in rates from our customers, and those costs may adversely affect our financial condition, results of operations and cash flows. We do not expect expenditures for these matters to have a material adverse effect on our financial condition, results of operations or cash flows.

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

In April 2016, PHMSA published a NPRM, the Safety of Gas Transmission & Gathering Lines Rule, in the Federal Register to revise pipeline safety regulations applicable to the safety of onshore natural gas transmission and gathering pipelines. Proposals include changes to pipeline integrity management requirements and other safety-related requirements. The NPRM comment period ended July 7, 2016, and comments are under review by PHMSA. The potential capital and operating expenditures associated with the NPRM are currently being evaluated and could be significant depending on the final regulations.

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

14.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2016
	(Thousands of dollars)
Revenues	$508,364	$245,923	$232,191	$440,754
Operating income	$116,073	$43,621	$30,892	$78,534
Net income	$64,743	$20,300	$12,737	$42,315
Earnings per share
Basic	$1.23	$0.39	$0.24	$0.81
Diluted	$1.22	$0.38	$0.24	$0.80

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2015
	(Thousands of dollars)
Revenues	$676,531	$256,786	$225,226	$389,149
Operating income	$109,005	$31,270	$24,951	$73,903
Net income	$60,381	$12,076	$7,371	$39,202
Earnings per share
Basic	$1.15	$0.23	$0.14	$0.75
Diluted	$1.13	$0.23	$0.14	$0.74

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their reports which are included herein (Item 8).

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Registrant

Information concerning our directors is set forth in our 2017 definitive Proxy Statement and is incorporated herein by this reference.

Executive Officers of the Registrant

Information concerning our executive officers is included in Part I, Item 1, Business, of this Annual Report.

Compliance with Section 16(a) of the Exchange Act

Information on compliance with Section 16(a) of the Exchange Act is set forth in our 2017 definitive Proxy Statement and is incorporated herein by this reference.

Code of Ethics

Information concerning the code of ethics, or code of business conduct, is set forth in our 2017 definitive Proxy Statement and is incorporated herein by this reference.

Nominating Procedures

Information concerning the nominating procedures is set forth in our 2017 definitive Proxy Statement and is incorporated herein by this reference.

The Audit Committee

Information concerning the Audit Committee is set forth in our 2017 definitive Proxy Statement and is incorporated herein by this reference.

The Audit Committee Financial Experts

Information concerning the Audit Committee Financial Experts is set forth in our 2017 definitive Proxy Statement and is incorporated herein by this reference.

The Executive Compensation Committee

Information concerning the Executive Compensation Committee is set forth in our 2017 definitive Proxy Statement and is incorporated herein by this reference.

The Corporate Governance Committee

Information concerning the Corporate Governance Committee is set forth in our 2017 definitive Proxy Statement and is incorporated herein by this reference.

The Executive Committee

Information concerning the Executive Committee is set forth in our 2017 definitive Proxy Statement and is incorporated herein by this reference.

Committee Charters

The full text of our Audit Committee charter, Executive Compensation Committee charter, Corporate Governance Committee charter and Executive Committee charter are published on and may be printed from our website at www.onegas.com and are also available from our corporate secretary upon request.

ITEM 11.    EXECUTIVE COMPENSATION

Information on executive compensation is set forth in our 2017 definitive Proxy Statement and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

Information concerning the ownership of certain beneficial owners is set forth in our 2017 definitive Proxy Statement and is incorporated herein by this reference.

Security Ownership of Management

Information on security ownership of directors and officers is set forth in our 2017 definitive Proxy Statement and is incorporated herein by this reference.

Equity Compensation Plan Information

The following table sets forth certain information concerning our equity compensation plans as of December 31, 2016:

	Number of Securities Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities in Column (a))
Plan Category	(a)	(b)		(c)
Equity compensation plans approved by security holders (1)	—	$—	(3)	1,893,453
Equity compensation plans not approved by security holders (2)	—	$—		478,416
Total	—	$—		2,371,869
(1) Includes restricted stock incentive units and performance-unit awards granted under our Equity Compensation Plan and our Nonqualified Deferred Compensation Plan for Nonemployee Directors. For a brief description of the material features of this plan, see Note 10 of the Notes to Financial Statements in this Annual Report.
(2) Includes shares granted under our Employee Stock Purchase Plan and Employee Stock Award Program. For a brief description of the material features of these plans, see Note 10 of the Notes to Financial Statements in this Annual Report. Column (c) includes 462,813 and 15,603 shares available for future issuance under our Employee Stock Purchase Plan and Employee Stock Award Program, respectively.
(3) Compensation deferred into our common stock under our Employee Non-Qualified Deferred Compensation Plan and Deferred Compensation Plan for Nonemployee Directors is distributed to participants at fair market value on the date of distribution. The price used for these plans to calculate the weighted-average exercise price in the table is $63.96, which represents the year-end closing price of our common stock on the NYSE.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information on certain relationships and related transactions and director independence is set forth in our 2017 definitive Proxy Statement and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information on the principal accountant’s fees and services is set forth in our 2017 definitive Proxy Statement and is incorporated herein by this reference.

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements		Page No.

(a)	Report of Independent Registered Public Accounting Firm	45

(b)	Statements of Income for the years ended December 31, 2016, 2015 and 2014	46

(c)	Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014	47

(d)	Balance Sheets as of December 31, 2016 and 2015	48-49

(e)	Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014	51

(f)	Statements of Equity for the years ended December 31, 2016, 2015 and 2014	52-53

(g)	Notes to Financial Statements	54-78

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

3.2	Amended and Restated By-Laws of ONE Gas, Inc. (incorporated by reference to Exhibit 3.1 to ONE Gas, Inc.’s Current Report on Form 8-K/A, Amendment No. 1 filed on July 26, 2016 (File No. 1-36108)).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to ONE Gas, Inc.’s Registration Statement on Form 10, Amendment No. 2 filed on December 23, 2013 (File No. 1-36108)).

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

10.5	ONE Gas, Inc. Annual Officer Incentive Plan.

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

10.12	ONE Gas, Inc. Equity Compensation Plan (incorporated by reference to Exhibit 10.13 to ONE Gas, Inc.’s Registration Statement on Form 10, Amendment No. 2 filed on December 23, 2013 (File No. 1-36108)).

10.13	Form of 2014 Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.13 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 25, 2014 (File No. 1-36108)).

10.14	Form of 2014 Performance Unit Award Agreement (incorporated by reference to Exhibit 10.14 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 25, 2014 (File No. 1-36108)).

10.15	Form of 2017 Restricted Unit Award Agreement.

10.16	Form of 2017 Performance Unit Award Agreement.

10.17	ONE Gas, Inc. Equity Compensation Plan (incorporated by reference to Appendix A to ONE Gas, Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 1, 2015 (File No. 1-36108)).

10.18
ONE Gas, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.16 to ONE Gas,
Inc.’s Registration Statement on Form 10, Amendment No. 2 filed on December 23, 2013 (File No. 1-36108)).

10.19	ONE Gas, Inc. Deferred Compensation Plan for Non-Employee Directors.

10.20
ONE Gas, Inc. 401(k) Plan of ONE Gas Employees and Former ONE Gas Employees effective as of January
1, 2014 (incorporated by reference to Exhibit 4.4 to ONE Gas, Inc.’s Registration Statement on Form S-8
filed on January 31, 2014 (File No. 333-193690)).

10.21	Form of Commercial Paper Dealer Agreement (incorporated by reference to Exhibit 10.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on September 10, 2014 (File No. 1-36108)).

10.22	Form of 2015 Performance Unit Award Agreement (incorporated by reference to Exhibit 10.2 to ONE Gas, Inc.’s Quarterly Report on Form 10-Q filed on April 30, 2015 (File 1-36108)).

10.23	Form of 2015 Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.3 to ONE Gas, Inc.’s Quarterly Report on Form 10-Q filed on April 30, 2015 (File 1-36108)).

10.24	Form of 2016 Performance Unit Award Agreement (incorporated by reference to Exhibit 10.24 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 18, 2016 (File No. 1-36108)).

10.25	Form of 2016 Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.25 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 18, 2016 (File No. 1-36108)).

12.1	Computation of Ratio of Earnings to Fixed Charges for the years ended December 31, 2016, 2015, 2014, 2013 and 2012.

21.1	Subsidiaries of ONE Gas, Inc.

23.1	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP.

31.1	Certification of Pierce H. Norton II pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Curtis L. Dinan pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Pierce H. Norton II pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Curtis L. Dinan pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101. PRE	XBRL Presentation Linkbase Document.

101.DEF	XBRL Extension Definition Linkbase Document.

Attached as Exhibit 101 to this Annual Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Statements of Income for the years ended December 31, 2016, 2015 and 2014; (iii) Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014; (iv) Balance Sheets as of December 31, 2016 and 2015; (v) Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; (vi) Statements of Equity for the years ended December 31, 2016, 2015 and 2014; and (vii) Notes to Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Annual Report.

ITEM 16.    FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 23, 2017		ONE Gas, Inc.
Registrant

	By:	/s/ Curtis L. Dinan
Curtis L. Dinan
Senior Vice President,
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 23rd day of February 2017.

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