Form 10-Q
period 2017-03-31
ONE Gas, Inc.
filed 2017-05-02
CIK 1587732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017.
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
Yes X No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer X	Accelerated filer __

Non-accelerated filer __	(Do not check if a smaller reporting company)

Smaller reporting company__

Emerging growth company__

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __ No X

On April 25, 2017, the Company had 52,435,350 shares of common stock outstanding.

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

We also make available on our website the Interactive Data Files required to be submitted and posted pursuant to Rule 405 of Regulation S-T.

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

Annual Report	Annual Report on Form 10-K for the year ended December 31, 2016
ASU	Accounting Standards Update
Bcf	Billion cubic feet
CERCLA	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
Clean Air Act	Federal Clean Air Act, as amended
Clean Water Act	Federal Water Pollution Control Amendments of 1972, as amended
COSA	Cost-of-Service Adjustment
DOT	United States Department of Transportation
EPA	United States Environmental Protection Agency
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States of America
GRIP	Texas Gas Reliability Infrastructure Program
GSRS	Kansas Gas System Reliability Surcharge
Heating Degree Day or HDD
A measure designed to reflect the demand for energy needed for heating based on the extent to which the daily average temperature falls below a reference temperature for which no heating is required, usually 65 degrees Fahrenheit

IRS	Internal Revenue Service
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
LDCs	Local distribution companies
MMcf	Million cubic feet
Moody’s	Moody’s Investors Service, Inc.
NPRM	Notice of Proposed Rulemaking
NYMEX	New York Mercantile Exchange
OCC	Oklahoma Corporation Commission
ONE Gas	ONE Gas, Inc.
ONE Gas Credit Agreement	ONE Gas’ $700 million revolving credit agreement, which expires January, 2019
ONEOK	ONEOK, Inc. and its subsidiaries
PBRC	Performance-Based Rate Change
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
Pipeline Safety, Regulatory Certainty and Job Creation Act	Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011, as amended
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
RRC	Railroad Commission of Texas
S&P	Standard & Poor’s Ratings Services
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes	ONE Gas’ registered notes consisting of $300 million of 2.07 percent senior notes due 2019, $300 million of 3.61 percent senior notes due 2024 and $600 million of 4.658 percent notes due 2044.
Separation and Distribution Agreement	Separation and Distribution Agreement dated January 14, 2014, between ONEOK and ONE Gas
WNA	Weather-normalization adjustments
XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ONE Gas, Inc.
STATEMENTS OF INCOME
	Three Months Ended
	March 31,
(Unaudited)	2017	2016
	(Thousands of dollars, except per share amounts)
Revenues	$550,408	$508,364
Cost of natural gas	263,154	235,729
Net margin	287,254	272,635
Operating expenses
Operations and maintenance	109,357	106,131
Depreciation and amortization	37,019	34,684
General taxes	15,746	15,747
Total operating expenses	162,122	156,562
Operating income	125,132	116,073
Other income	1,246	18
Other expense	(340)	(455)
Interest expense, net	(11,481)	(10,847)
Income before income taxes	114,557	104,789
Income taxes	(38,101)	(40,046)
Net income	$76,456	$64,743

Earnings per share
Basic	$1.45	$1.23
Diluted	$1.44	$1.22

Average shares (thousands)
Basic	52,576	52,519
Diluted	53,056	53,107
Dividends declared per share of stock	$0.42	$0.35
See accompanying Notes to the Financial Statements.

ONE Gas, Inc.
STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(Unaudited)	2017	2016
	(Thousands of dollars)
Net income	$76,456	$64,743
Other comprehensive income (loss), net of tax
Change in pension and other postemployment benefit plan liability, net of tax of $(80) and $(72), respectively	129	116
Total other comprehensive income (loss), net of tax	129	116
Comprehensive income	$76,585	$64,859
See accompanying Notes to the Financial Statements.

ONE Gas, Inc.
BALANCE SHEETS

	March 31,	December 31,
(Unaudited)	2017	2016
Assets	(Thousands of dollars)
Property, plant and equipment
Property, plant and equipment	$5,468,277	$5,404,168
Accumulated depreciation and amortization	1,694,389	1,672,548
Net property, plant and equipment	3,773,888	3,731,620
Current assets
Cash and cash equivalents	13,206	14,663
Accounts receivable, net	249,155	290,944
Materials and supplies	34,288	34,084
Natural gas in storage	91,231	125,432
Regulatory assets	74,636	83,146
Other current assets	18,616	20,654
Total current assets	481,132	568,923
Goodwill and other assets
Regulatory assets	430,338	440,522
Goodwill	157,953	157,953
Other assets	46,563	43,773
Total goodwill and other assets	634,854	642,248
Total assets	$4,889,874	$4,942,791
See accompanying Notes to the Financial Statements.

ONE Gas, Inc.
BALANCE SHEETS
(Continued)
	March 31,	December 31,
(Unaudited)	2017	2016
Equity and Liabilities	(Thousands of dollars)
Equity and long-term debt
Common stock, $0.01 par value: authorized 250,000,000 shares; issued 52,598,005 shares and outstanding 52,431,914 shares at March 31, 2017; issued 52,598,005 and outstanding 52,283,260 shares at December 31, 2016	$526	$526
Paid-in capital	1,732,335	1,749,574
Retained earnings	226,195	161,021
Accumulated other comprehensive income (loss)	(4,586)	(4,715)
Treasury stock, at cost: 166,091 shares at March 31, 2017 and 314,745 shares at December 31, 2016	(9,892)	(18,126)
Total equity	1,944,578	1,888,280
Long-term debt, excluding current maturities, and net of issuance costs of $8,648 and $8,851, respectively	1,192,647	1,192,446
Total equity and long-term debt	3,137,225	3,080,726
Current liabilities
Notes payable	85,400	145,000
Accounts payable	76,142	131,988
Accrued interest	7,667	18,854
Accrued taxes other than income	37,431	42,571
Accrued liabilities	12,474	22,931
Customer deposits	61,945	61,209
Other current liabilities	26,884	21,380
Total current liabilities	307,943	443,933
Deferred credits and other liabilities
Deferred income taxes	1,065,096	1,038,568
Employee benefit obligations	300,535	303,507
Other deferred credits	79,075	76,057
Total deferred credits and other liabilities	1,444,706	1,418,132
Commitments and contingencies
Total liabilities and equity	$4,889,874	$4,942,791
See accompanying Notes to the Financial Statements.

This page intentionally left blank.

ONE Gas, Inc.
STATEMENTS OF CASH FLOWS
	Three Months Ended
	March 31,
(Unaudited)	2017	2016
	(Thousands of dollars)
Operating activities
Net income	$76,456	$64,743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,019	34,684
Deferred income taxes	37,461	16,113
Share-based compensation expense	2,421	4,101
Provision for doubtful accounts	2,281	1,384
Changes in assets and liabilities:
Accounts receivable	39,508	19,801
Materials and supplies	(204)	3,617
Income tax receivable	1,397	38,877
Natural gas in storage	34,201	61,600
Asset removal costs	(10,387)	(14,171)
Accounts payable	(53,957)	(40,060)
Accrued interest	(11,187)	(11,219)
Accrued taxes other than income	(5,140)	535
Accrued liabilities	(10,457)	(16,470)
Customer deposits	736	2,098
Regulatory assets and liabilities	18,641	(593)
Other assets and liabilities	3,447	23,848
Cash provided by operating activities	162,236	188,888
Investing activities
Capital expenditures	(70,471)	(75,261)
Other	61	392
Cash used in investing activities	(70,410)	(74,869)
Financing activities
Repayments of notes payable, net	(59,600)	(12,500)
Repurchase of common stock	(2,469)	(24,066)
Dividends paid	(22,034)	(18,380)
Tax withholdings related to net share settlements of stock compensation	(9,180)	(8,849)
Cash used in financing activities	(93,283)	(63,795)
Change in cash and cash equivalents	(1,457)	50,224
Cash and cash equivalents at beginning of period	14,663	2,433
Cash and cash equivalents at end of period	$13,206	$52,657
See accompanying Notes to the Financial Statements.

ONE Gas, Inc.
STATEMENT OF EQUITY

(Unaudited)	Common Stock Issued	Common Stock	Paid-in Capital
	(Shares)	(Thousands of dollars)

January 1, 2017	52,598,005	$526	$1,749,574
Cumulative effect of accounting change	—	—	—
Net income	—	—	—
Other comprehensive income	—	—	—
Repurchase of common stock	—	—	—
Common stock issued and other	—	—	(17,469)
Common stock dividends - $0.42 per share	—	—	230
March 31, 2017	52,598,005	$526	$1,732,335
See accompanying Notes to the Financial Statements.

ONE Gas, Inc.
STATEMENT OF EQUITY
(Continued)
(Unaudited)	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	(Thousands of dollars)

January 1, 2017	$161,021	$(18,126)	$(4,715)	$1,888,280
Cumulative effect of accounting change	10,982	—	—	10,982
Net income	76,456	—	—	76,456
Other comprehensive income	—	—	129	129
Repurchase of common stock	—	(2,469)	—	(2,469)
Common stock issued and other	—	10,703	—	(6,766)
Common stock dividends - $0.42 per share	(22,264)	—	—	(22,034)
March 31, 2017	$226,195	$(9,892)	$(4,586)	$1,944,578
See accompanying Notes to the Financial Statements.

ONE Gas, Inc.
NOTES TO THE FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC. These statements also have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The 2016 year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes in our Annual Report. Due to the seasonal nature of our business, the results of operations for the three months ended March 31, 2017, are not necessarily indicative of the results that may be expected for a 12-month period.

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

Segments - We operate in one reportable and operating business segment: regulated public utilities that deliver natural gas to residential, commercial, industrial, wholesale, public authority and transportation customers. The accounting policies for our segment are the same as described in Note 1 of our Notes to the Financial Statements in our Annual Report. We evaluate our financial performance principally on operating income. For the three months ended March 31, 2017, and 2016, we had no single external customer from which we received 10 percent or more of our gross revenues.

Recently Issued Accounting Standards Update - In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires (1) separation of net periodic service costs for pension and other postemployment benefits into service cost and other components, (2) presentation of the service cost component in the same line as other compensation costs rendered by pertinent employees during the period, which will be the only portion of benefit cost eligible for capitalization and (3) reporting the other components of net periodic benefit costs separately from the service cost component and outside a subtotal of income from operations.  We are evaluating the impact of this guidance, which is required to be adopted for our interim and annual reports for periods beginning after December 15, 2017, and early adoption is permitted.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which includes various new aspects to simplify how share-based payments are accounted for and presented in the financial statements. The new standard modifies several aspects of the accounting and reporting for employee share-based payments and related tax accounting impacts, including the presentation in the statements of operations and cash flows. We adopted this new guidance in the current quarter, and in accordance with the transition requirements, we recorded $5.2 million of excess tax benefits in income tax expense and will transition all provisions of this new guidance prospectively, other than our presentation of our withholding shares for tax-withholding purposes, which will be accounted for retrospectively in the financing activities section of the statement of cash flows. We recorded a noncash cumulative-effect increase of $11.0 million to retained earnings, with an offset to a deferred tax asset, as of the beginning of the reporting period in 2017, for excess tax benefits earned prior to January 1, 2017, that had not been recognized. We continue our use of the estimation method to account for share unit awards forfeitures rather than actual forfeitures. The retrospective impact of our withholding shares for tax-withholding purposes to our Statement of Cash Flows for the three months ended March 31, 2016, was a $8.8 million increase to net cash provided by operating activities and a $8.8 million decrease to net cash used in financing activities.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which prescribes recognizing lease assets and liabilities on the balance sheet and includes disclosure of key information about leasing arrangements.  A modified retrospective transition approach is required for leases existing at the time of adoption. We are evaluating our population of leases, analyzing lease agreements, and holding meetings with cross-functional teams to determine the potential impact of this accounting standard on our financial position and results of operations and the transition approach we will utilize. This new guidance is required for our interim and annual reports for periods beginning after December 15, 2018, and early adoption is permitted.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which clarifies and converges the revenue recognition principles under GAAP and International Financial Reporting Standards. In July 2015, FASB delayed the effective date for one year. We have substantially completed evaluating all of our sources of revenue to determine the potential effect on our financial position, results of operations, cash flows and the related accounting policies and business processes. We continue to monitor accounting task forces and the FASB for additional implementation guidance related to: (1) the accounting for funds received from third parties to partially or fully reimburse the cost of construction of an asset; (2) the evaluation of collectability from customers if a utility has regulatory mechanisms to help assure recovery of uncollected accounts from ratepayers; and (3) the accounting for alternative revenue programs, such as performance-based ratemaking and weather normalization, that may impact the final conclusions of our evaluation. Until these items are resolved, we cannot complete our evaluation of the potential effect the new guidance will have on our financial position, results of operations, cash flows, business processes or the transition method we will utilize to adopt the new guidance. We will adopt this new guidance for our interim and annual reports beginning with the first quarter 2018.

2.	REGULATORY ASSETS AND LIABILITIES

The tables below present a summary of regulatory assets, net of amortization, and liabilities for the periods indicated:

	March 31, 2017
	Current	Noncurrent	Total
	(Thousands of dollars)
Under-recovered purchased-gas costs	$17,914	$—	$17,914
Pension and postemployment benefit costs	32,110	417,402	449,512
Weather normalization	19,781	—	19,781
Reacquired debt costs	812	7,906	8,718
Other	4,019	5,030	9,049
Total regulatory assets, net of amortization	74,636	430,338	504,974
Over-recovered purchased-gas costs (a)	(12,838)	—	(12,838)
Ad valorem tax (a)	(1,142)	—	(1,142)
Total regulatory liabilities	(13,980)	—	(13,980)
Net regulatory assets (liabilities)	$60,656	$430,338	$490,994
(a) Included in other current liabilities in our Balance Sheets.

	December 31, 2016
	Current	Noncurrent	Total
	(Thousands of dollars)
Under-recovered purchased-gas costs	$29,901	$—	$29,901
Pension and postemployment benefit costs	31,498	427,448	458,946
Weather normalization	17,661	—	17,661
Reacquired debt costs	812	8,108	8,920
Other	3,274	4,966	8,240
Total regulatory assets, net of amortization	83,146	440,522	523,668
Over-recovered purchased-gas costs (a)	(10,154)	—	(10,154)
Ad valorem tax (a)	(1,768)	—	(1,768)
Total regulatory liabilities	(11,922)	—	(11,922)
Net regulatory assets (liabilities)	$71,224	$440,522	$511,746
(a) Included in other current liabilities in our Balance Sheets.

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

The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. At March 31, 2017, our debt-to-capital ratio was 40 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement.

We have a commercial paper program under which we may issue unsecured commercial paper up to a maximum amount of $700 million to fund short-term borrowing needs. The maturities of the commercial paper notes may vary but may not exceed 270 days from the date of issue. The commercial paper notes are generally sold at par less a discount representing an interest factor.

The ONE Gas Credit Agreement is available to repay the commercial paper notes, if necessary. Amounts outstanding under the commercial paper program reduce the borrowing capacity under the ONE Gas Credit Agreement. At March 31, 2017, we had $85.4 million in short-term borrowings, $1.8 million in letters of credit issued under the ONE Gas Credit Agreement and $612.8 million of remaining credit available under the ONE Gas Credit Agreement.

4.	LONG-TERM DEBT

We have senior notes consisting of $300 million of 2.07 percent senior notes due in 2019, $300 million of 3.61 percent senior notes due in 2024 and $600 million of 4.658 percent senior notes due in 2044. The indenture governing our Senior Notes includes an event of default upon the acceleration of other indebtedness of $100 million or more. Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding Senior Notes to declare those Senior Notes immediately due and payable in full.

5.	EQUITY

Treasury Shares - In the first quarter of 2017, we repurchased approximately 37 thousand shares of our common stock for approximately $2.5 million.

Dividends Declared - In May 2017, we declared a dividend of $0.42 per share ($1.68 per share on an annualized basis) for shareholders of record as of May 15, 2017, payable June 1, 2017.

6.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the effect of reclassifications from accumulated other comprehensive income (loss) in our Statements of Income for the periods indicated:

	Three Months Ended
Details about Accumulated Other Comprehensive	March 31,		Affected Line Item in the
Income (Loss) Components	2017	2016	Statements of Income
	(Thousands of dollars)
Pension and other postemployment benefit plan obligations (a)
Amortization of net loss	$10,648	$10,037
Amortization of unrecognized prior service cost	(1,149)	(908)
	9,499	9,129
Regulatory adjustments (b)	(9,290)	(8,941)
	209	188	Income before income taxes
	(80)	(72)	Income tax expense
Total reclassifications for the period	$129	$116	Net income
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

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Three Months Ended March 31, 2017
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$76,456	52,576	$1.45
Diluted EPS Calculation
Effect of dilutive securities	—	480
Net income available for common stock and common stock equivalents	$76,456	53,056	$1.44

	Three Months Ended March 31, 2016
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$64,743	52,519	$1.23
Diluted EPS Calculation
Effect of dilutive securities	—	588
Net income available for common stock and common stock equivalents	$64,743	53,107	$1.22

8.	EMPLOYEE BENEFIT PLANS

The following tables set forth the components of net periodic benefit cost for our pension and other postemployment benefit plans for the periods indicated:

	Pension Benefits
	Three Months Ended
	March 31,
	2017	2016
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$3,044	$3,014
Interest cost	10,113	11,387
Expected return on assets	(14,624)	(15,296)
Amortization of net loss	9,027	8,886
Net periodic benefit cost	$7,560	$7,991

	Other Postemployment Benefits
	Three Months Ended
	March 31,
	2017	2016
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$627	$638
Interest cost	2,472	2,627
Expected return on assets	(3,147)	(3,071)
Amortization of unrecognized prior service cost	(1,149)	(908)
Amortization of net loss	1,621	1,151
Net periodic benefit cost	$424	$437

We recover qualified pension benefit plan and other postemployment benefit plan costs through rates charged to our customers. Certain utility commissions require that the recovery of these costs be based on specific guidelines. The difference between these regulatory-based amounts and the periodic benefit cost calculated pursuant to GAAP is deferred as a regulatory asset or liability and amortized to expense over periods in which this difference will be recovered in rates, as authorized by the applicable utility commission. Regulatory deferrals related to net periodic benefit cost were not material for the three months ended March 31, 2017.

9.	COMMITMENTS AND CONTINGENCIES

Environmental Matters - We are subject to multiple historical, wildlife preservation and environmental laws and/or regulations, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, hazardous materials transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation, and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three months ended March 31, 2017 and 2016.

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

With regard to one of our former manufactured natural gas sites, periodic monitoring and a 2016 interim site investigation indicated elevated levels of potentially harmful materials. Additional testing and work plan development is underway in 2017 to determine a remediation work plan to present to the KDHE for approval, which could impact our estimates of the cost of remediation at this site. In the fourth quarter of 2016, we estimated the potential costs associated with additional investigation and remediation to be in the range of $4.0 million to $7.0 million. A single reliable estimate of the remediation costs is not feasible due to the amount of uncertainty in the ultimate remediation approach that will be utilized. Accordingly, we recorded a reserve of $4.0 million for this site in the fourth quarter of 2016.

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three months ended March 31, 2017 and 2016. A number of environmental issues may exist with respect to manufactured gas plants that are unknown to us. Accordingly, future costs are dependent on the final determination and regulatory approval of any remedial actions, the complexity of the site, level of remediation required, changing technology and governmental regulations, and to the extent not recovered by insurance or recoverable in rates from our customers, could be material to our financial condition, results of operations or cash flows.

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

Derivative Instruments -  At March 31, 2017, we had no purchased natural gas call options. At December 31, 2016, we held purchased natural gas call options for the heating season ended March 31, 2017, with total notional amounts of 14.3 Bcf, for which we paid premiums of $5.4 million, and had a fair value of $6.5 million. The premiums paid and any cash settlements received are recorded as part of our unrecovered purchased-gas costs in current regulatory assets as these contracts are included in, and recoverable through, the purchased-gas cost adjustment mechanisms. Additionally, changes in fair value associated with these contracts are deferred as part of our unrecovered purchased-gas costs in our Balance Sheets. Our natural gas call options are classified as Level 1 as fair value amounts are based on unadjusted quoted prices in active markets including NYMEX-settled prices. There were no transfers between levels for the three months ended March 31, 2017 and 2016.

Other Financial Instruments - The approximate fair value of cash and cash equivalents, accounts receivable and accounts payable is equal to book value, due to the short-term nature of these items. Our cash and cash equivalents are comprised of bank and money market accounts, and are classified as Level 1.

Short-term notes payable and commercial paper are due upon demand and, therefore, the carrying amounts approximate fair value and are classified as Level 1. The book value of our long-term debt, including current maturities, was $1.2 billion at both March 31, 2017 and December 31, 2016. The estimated fair value of our long-term debt, including current maturities, was $1.2 billion at both March 31, 2017 and December 31, 2016, respectively. The estimated fair value of our Senior Notes at March 31, 2017 and December 31, 2016, was determined using quoted market prices, and are considered Level 2.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited financial statements and the Notes to the Financial Statements in this Quarterly Report, as well as our Annual Report.  Due to the seasonal nature of our business, the results of operations for the three months ended March 31, 2017, are not necessarily indicative of the results that may be expected for a 12-month period.

RECENT DEVELOPMENTS

Dividend - In May 2017, we declared a dividend of $0.42 per share ($1.68 per share on an annualized basis) for shareholders of record as of May 15, 2017, payable June 1, 2017.

REGULATORY ACTIVITIES

Oklahoma - On March 15, 2017, Oklahoma Natural Gas filed its first annual PBRC following the general rate case that was approved in January 2016. This filing was based on a calendar test year of 2016. The PBRC filing demonstrates that Oklahoma Natural Gas is earning within the allowed range of 9.0 to 10.0 percent return on equity. Therefore, Oklahoma Natural Gas is not seeking a modification in base rates. The filing also requests an energy efficiency program true-up and utility incentive adjustment of approximately $1.9 million. As required, PBRC filings are made annually on March 15, until the next general rate case, which is currently required to be filed on or before June 30, 2021, based on a calendar test year of 2020.

Kansas - On April 11, 2017, Kansas Gas Service submitted an application to the KCC regarding the costs incurred at its 12 manufactured gas plant sites. Consistent with prior KCC precedent, Kansas Gas Service requested approval to: (1) defer expenditures incurred after December 31, 2016, as a regulatory asset and to amortize and recover such costs from customers in a future base rate proceeding; (2) retain insurance recoveries up to $9.5 million, the amount Kansas Gas Service has spent for the period November 1, 1997, through December 31, 2016, and to exclude such amounts from the determination of the revenue requirement in future base rate proceedings; and (3) to share insurance recoveries (less legal and other costs prudently incurred in obtaining the insurance recoveries) in excess of $9.5 million between customers and shareholders. Kansas Gas Service is currently working with the KCC staff and the Citizens’ Utility Ratepayer Board on a procedural schedule.

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

Texas - West Texas Service Area - On March 15, 2017, Texas Gas Service made GRIP filings for all customers in the West Texas Service Area in the amount of $4.5 million. If approved, new rates are expected to become effective in July 2017.

In March 2016, Texas Gas Service filed a rate case requesting an increase in revenues of $12.8 million for its El Paso, Dell City and Permian service areas, as well as consolidation of these three areas. In September 2016, the RRC approved the consolidation and a base rate increase of $8.8 million, which was based on a 9.5 percent return on equity and a 60.1 percent common equity ratio. In October 2016, new rates went into effect for all customers, except for those in the incorporated cities of the former Permian service area. Texas Gas Service filed for these new rates for customers in the incorporated cities of the former Permian service area in October 2016 and the rates became effective in December 2016.

Central Texas Service Area - On March 3, 2017, Texas Gas Service made GRIP filings for the incorporated and environs customers of the consolidated Central Texas Service Area in the amount of $4.9 million. If approved, new rates are expected to become effective in June 2017.

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

Gulf Coast Service Area - In December 2015, Texas Gas Service filed a rate case requesting an increase in revenues of $3.1 million for its Galveston and South Jefferson County service areas and to consolidate these two service areas into a new Gulf Coast Service Area. Texas Gas Service filed this rate case directly with the incorporated cities and the RRC for the unincorporated areas. Texas Gas Service reached a unanimous settlement agreement with representatives of the incorporated cities and the staff of the RRC on behalf of the unincorporated areas for an increase in revenues of $2.3 million. Following RRC approval, new rates became effective in May 2016.

Other Texas service areas - In the normal course of business, Texas Gas Service has filed rate cases and sought GRIP and COSA increases in various other Texas jurisdictions to address investments in rate base and changes in expenses. Annual rate increases associated with approved filings totaled $2.0 million in 2016.

FINANCIAL RESULTS AND OPERATING INFORMATION

We operate in one reportable business segment: regulated public utilities that deliver natural gas to residential, commercial, industrial, wholesale, public authority and transportation customers. We evaluate our financial performance principally on operating income.

Selected Financial Results - First-quarter 2017 net income was $76.5 million, or $1.44 per diluted share, compared with $64.7 million, or $1.22 per diluted share, in the first quarter 2016. Our prospective adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” resulted in favorable impacts to income tax expense and our net income in the first quarter 2017 from recording $5.2 million of excess tax benefits as a reduction to income tax expense. The following table sets forth certain selected financial results for our operations for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2017 vs. 2016
Financial Results	2017	2016	Increase (Decrease)
	(Millions of dollars, except percentages)
Natural gas sales	$512.3	$471.4	$40.9	9%
Transportation revenues	30.2	29.8	0.4	1%
Cost of natural gas	263.2	235.7	27.5	12%
Net margin, excluding other revenues	279.3	265.5	13.8	5%
Other revenues	7.9	7.1	0.8	11%
Net margin	287.2	272.6	14.6	5%
Operating costs	125.1	121.8	3.3	3%
Depreciation and amortization	37.0	34.7	2.3	7%
Operating income	$125.1	$116.1	$9.0	8%
Capital expenditures	$70.5	$75.3	$(4.8)	(6)%

Net margin is comprised of total revenues less cost of natural gas.  Cost of natural gas includes commodity purchases, fuel, storage, transportation, the cost of gas component of bad debts and other gas purchase costs recovered through our cost of natural gas regulatory mechanisms and does not include an allocation of general operating costs or depreciation and amortization.  Our cost of natural gas regulatory mechanisms provide a method of recovering natural gas costs on an ongoing basis without a profit. Therefore, although our revenues will fluctuate with the cost of gas that we recover, net margin is not affected by fluctuations in the cost of natural gas.

The following table sets forth our net margin, excluding other revenues, by type of customer, for the periods indicated:

	Three Months Ended		Three Months
Net Margin, Excluding Other	March 31,		2017 vs. 2016
Revenues	2017	2016	Increase (Decrease)
Natural gas sales	(Millions of dollars, except percentages)
Residential	$208.2	$194.7	$13.5	7%
Commercial and industrial	38.9	38.8	0.1	—%
Wholesale and public authority	2.0	2.2	(0.2)	(9)%
Net margin on natural gas sales	249.1	235.7	13.4	6%
Transportation revenues	30.2	29.8	0.4	1%
Net margin, excluding other revenues	$279.3	$265.5	$13.8	5%

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

	Three Months Ended		Three Months
	March 31,		2017 vs. 2016
Net Margin on Natural Gas Sales	2017	2016	Increase (Decrease)
Net margin on natural gas sales	(Millions of dollars, except percentages)
Fixed margin	$139.2	$141.9	$(2.7)	(2)%
Variable margin	109.9	93.8	16.1	17%
Net margin on natural gas sales	$249.1	$235.7	$13.4	6%

Net margin increased $14.6 million for the three months ended March 31, 2017, compared with the same period last year, due primarily to the following:

•	an increase of $9.8 million from new rates in Texas and Kansas;

•	an increase of $2.7 million from the impact of weather-normalization mechanisms, which offset warmer weather in 2017 compared with the same period in 2016;

•	an increase of $0.8 million in residential sales due primarily to net customer growth in Oklahoma and Texas; and

•	an increase of $0.7 million due primarily to higher transportation volumes from customers in Kansas.

Operating costs increased $3.3 million for the three months ended March 31, 2017, compared with the same period last year, due primarily to the following:

•
an increase of $2.4 million from the deferral in the first quarter of 2016 of certain information technology costs incurred as a result of our separation from ONEOK in 2014, which was approved in Oklahoma as a regulatory asset;

•	an increase of $1.5 million in outside services, fleet and materials expense due to pipeline maintenance activities;

•	an increase of $1.0 million in information technology costs; and

•	an increase of $0.9 million in bad debt expense; offset partially by

•	a decrease of $1.9 million in legal-related costs due to lower claims activity; and

•	a decrease of $1.5 million in employee-related costs due to lower share-based and other benefit costs.

Depreciation and amortization expense increased $2.3 million for the three months ended March 31, 2017, compared with the same period last year, due primarily to an increase in depreciation of $2.8 million from our capital expenditures being placed in service, offset by a decrease of $0.5 million in amortization expense associated primarily with other postemployment benefit deferrals in Kansas.

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

Capital expenditures decreased $4.8 million for the three months ended March 31, 2017, compared with the same period last year, due primarily to the timing of expenditures for our system maintenance activities and information technology systems.

Selected Operating Information - The following tables set forth certain selected operating information for the periods indicated:

	Three Months Ended								Variances
	March 31,								2017 vs. 2016
(in thousands)	2017				2016				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	798	588	617	2,003	793	586	611	1,990	5	2	6	13
Commercial and industrial	75	51	36	162	74	51	35	160	1	—	1	2
Wholesale and public authority	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	6	1	12	5	6	1	12	—	—	—	—
Total customers	878	645	657	2,180	872	643	650	2,165	6	2	7	15

	Three Months Ended
	March 31,
Volumes (MMcf)	2017	2016
Natural gas sales
Residential	50,133	51,686
Commercial and industrial	14,159	14,488
Wholesale and public authority	655	943
Total volumes sold	64,947	67,117
Transportation	61,090	59,220
Total volumes delivered	126,037	126,337

Total volumes sold decreased for the three months ended March 31, 2017, compared with the same period last year, due primarily to warmer temperatures in 2017. The impact on residential and commercial margins was mitigated significantly by weather-normalization mechanisms in the first quarter of 2017.

Wholesale sales represent contracted natural gas volumes that exceed the needs of our residential, commercial and industrial customer base and are available for sale to other parties. The impact to net margin from changes in volumes associated with these customers is minimal.

	Three Months Ended
	March 31,
	2017		2016		2017 vs. 2016	2017	2016
Heating Degree Days	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	1,392	1,775	1,565	1,775	(11)%	78%	88%
Kansas	1,986	2,503	2,120	2,502	(6)%	79%	85%
Texas	629	1,009	865	994	(27)%	62%	87%

Normal HDDs are established through rate proceedings in each of our rate jurisdictions for use primarily in weather-normalization billing calculations. See further discussion on weather normalization in our Regulatory Overview section in Part 1, Item 1, “Business,” of our Annual Report. Normal HDDs disclosed above are based on:

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

Actual HDDs are based on the quarter-to-date, weighted average of:

•	11 weather stations and customers by month for Oklahoma;

•	13 weather stations and customers by month for Kansas; and

•	9 weather stations and natural gas distribution sales volumes by service area for Texas.

Through March 31, 2017, Kansas Gas Services’ WNA clause required it to accrue the variation in net margin resulting from actual weather differing from normal weather occurring from November through March. Beginning in April 2017, Kansas Gas Services’ WNA clause will require an accrual each month of the year. Also, normal HDDs under the new WNA clause will be based on a 30-year average for years 1981-2010 published by the National Oceanic and Atmospheric Administration, as calculated using 4 weather stations across Kansas and weighted on HDDs by weather station and customers.

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

Short-term Financing - The ONE Gas Credit Agreement, which is scheduled to expire in January 2019, contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. At March 31, 2017, our total debt-to-capital ratio was 40 percent, and we were in compliance with all covenants under the ONE Gas Credit Agreement.

We have a commercial paper program under which we may issue unsecured commercial paper up to a maximum amount of $700 million to fund short-term borrowing needs. The maturities of the commercial paper notes may vary but may not exceed 270 days from the date of issue. The commercial paper notes are generally sold at par less a discount representing an interest factor.

The ONE Gas Credit Agreement is available to repay the commercial paper notes, if necessary. Amounts outstanding under the commercial paper program reduce the borrowing capacity under the ONE Gas Credit Agreement. At March 31, 2017, we had $85.4 million in short-term borrowings and $1.8 million in letters of credit issued under the ONE Gas Credit Agreement. At March 31, 2017, we had approximately $13.2 million of cash and cash equivalents and $612.8 million of remaining credit available under the ONE Gas Credit Agreement. The total amount of short-term borrowings authorized by ONE Gas’ Board of Directors is $1.2 billion.

Long-Term Debt - The indenture governing our Senior Notes includes an event of default upon the acceleration of other indebtedness of $100 million or more. Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding Senior Notes to declare those Senior Notes immediately due and payable in full.

Credit Ratings - Our credit ratings as of March 31, 2017, were:

Rating Agency	Rating	Outlook
Moody’s	A2	Stable
S&P	A-	Positive

Our commercial paper is currently rated Prime-1 by Moody’s and A-2 by S&P. We intend to maintain strong credit metrics while we pursue a balanced approach to capital investment and a return of capital to shareholders via a dividend that we believe will be competitive with our peer group.

Pension and Other Postemployment Benefit Plans - Information about our pension and other postemployment benefits plans, including anticipated contributions, is included under Note 11 of the ONE Gas Notes to the Financial Statements in our Annual Report. See Note 8 of the Notes to the Financial Statements in this Quarterly Report for additional information.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Three Months Ended
	March 31,		Variance
	2017	2016	2017 vs. 2016
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$162.2	$188.9	$(26.7)
Investing activities	(70.4)	(74.8)	4.4
Financing activities	(93.3)	(63.8)	(29.5)
Change in cash and cash equivalents	(1.5)	50.3	(51.8)
Cash and cash equivalents at beginning of period	14.7	2.4	12.3
Cash and cash equivalents at end of period	$13.2	$52.7	$(39.5)

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

Before considering the impacts of operating asset and liability changes, cash flows were higher in the first quarter of 2017 compared with the same period in 2016, due primarily to an increase in net income, higher noncash expenses for depreciation and amortization and deferred income taxes. The decrease in operating asset and liability changes more than offset these increases. Working capital changes related to accounts receivable and natural gas in storage were impacted by higher costs of natural gas delivered to customers in the first quarter of 2017, compared with the same period in 2016. Additionally, we collected a tax receivable in 2016 related to the extension of the IRS rules for bonus depreciation in late 2015.

Investing Cash Flows - Cash used in investing activities decreased for the three months ended March 31, 2017, compared with the prior period, due primarily to timing of capital expenditures during the three months ended March 31, 2017.

Financing Cash Flows - Cash used in financing activities increased for the three months ended March 31, 2017, compared with the prior period, due primarily to larger repayments of notes payable and an increase in the dividend rate of seven cents in the first quarter of 2017 compared with the same period in 2016, offset by the purchases of fewer shares of treasury stock.

ENVIRONMENTAL, SAFETY AND REGULATORY MATTERS

Environmental Matters - We are subject to multiple historical, wildlife preservation and environmental laws and/or regulations that affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, hazardous materials transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation, and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three months ended March 31, 2017 and 2016.

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

With regard to one of our former manufactured natural gas sites, periodic monitoring and a 2016 interim site investigation indicated elevated levels of potentially harmful materials. Additional testing and work plan development is underway in 2017 to determine a remediation work plan to present to the KDHE for approval, which could impact our estimates of the cost of remediation at this site. In the fourth quarter of 2016, we estimated the potential costs associated with additional investigation and remediation to be in the range of $4.0 million to $7.0 million. A single reliable estimate of the remediation costs is not feasible due to the amount of uncertainty in the ultimate remediation approach that will be utilized. Accordingly, we recorded a reserve of $4.0 million for this site in the fourth quarter of 2016.

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three months ended March 31, 2017 and 2016. A number of environmental issues may exist with respect to manufactured gas plants that are unknown to us. Accordingly, future costs are dependent on the final determination and regulatory approval of any remedial actions, the complexity of the site, level of remediation required, changing technology and governmental regulations, and to the extent not recovered by insurance or recoverable in rates from our customers, could be material to our financial condition, results of operations or cash flows.

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

Additional information about our environmental matters is included in the section entitled “Environmental Matters” in Note 9 of the Notes to the Financial Statements in this Quarterly Report.

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

•	actions of rating agencies, including the ratings of debt, general corporate ratings and changes in the rating agencies’ ratings criteria;

•	changes in inflation and interest rates;

•	our ability to recover the costs of natural gas purchased for our customers;

•	impact of potential impairment charges;

•	volatility and changes in markets for natural gas;

•	possible loss of LDC franchises or other adverse effects caused by the actions of municipalities;

•	payment and performance by counterparties and customers as contracted and when due;

•	changes in existing or the addition of new environmental, safety, tax and other laws, rules and regulations to which we and our subsidiaries are subject;

•	the uncertainty of estimates, including accruals and costs of environmental remediation;

•	advances in technology;

•	population growth rates and changes in the demographic patterns of the markets we serve;

•	acts of nature and the potential effects of threatened or actual terrorism, including war;

•	cyber attacks or breaches of technology systems or information, affecting us, our customers or vendors;

•	the sufficiency of insurance coverage to cover losses;

•	the effects of our strategies to reduce tax payments;

•	the outcomes, timing and effects of litigation and regulatory investigations, proceedings, including our rate cases, or inquiries;

•	changes in accounting standards;

•	changes in corporate governance standards;

•	discovery of material weaknesses in our internal controls;

•	our ability to comply with all covenants in our indentures and the ONE Gas Credit Agreement, a violation of which, if not cured in a timely manner, could trigger a default of our obligations;

•	our ability to attract and retain talented employees, management and directors;

•	declines in the discount rates on, declines in the market value of the debt and equity securities of, and increases in funding requirements for, our defined benefit plans;

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

Counterparty Credit Risk

We assess the creditworthiness of our customers. Those customers who do not meet minimum standards are required to provide security, including deposits and other forms of collateral, when appropriate. With more than 2 million customers across three states, we are not exposed materially to a concentration of credit risk. We maintain a provision for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, consideration of the current credit environment and other information. In Oklahoma, Kansas and most jurisdictions we serve in Texas, we are able to recover the natural gas cost component of our uncollectible accounts through our purchased-gas cost adjustment mechanisms.

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the three months ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information relating to our purchases of our common stock for the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 1 - 30, 2017	—	—	—
February 1 - 28, 2017	—	—	—
March 1 - 31, 2017	37,000	$66.74	37,000
Total	37,000	$66.74	37,000	$21,926,639	(a)

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

On February 21, 2017, our Board of Directors amended our Deferred Compensation Plan for Non-Employee Directors to reflect that interest for cash payments deferred under the plan would be calculated with reference to Moody’s Bond Indices Corporate AAA Index because of the discontinuation of Moody’s AAA-30-Year Bond Index. The description of our Deferred Compensation Plan for Non-Employee Directors, as amended to date, is qualified in its entirety by reference to the full text of such plan, which is attached hereto or incorporated by reference as Exhibit 10.3.

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

The following exhibits are filed as part of this Quarterly Report:

Exhibit No.	Exhibit Description

10.1	Form of 2017 Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.15 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 23, 2017 (File No. 1-36108)).

10.2	Form of 2017 Performance Unit Award Agreement (incorporated by reference to Exhibit 10.16 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 23, 2017 (File No. 1-36108)).

10.3
ONE Gas, Inc. Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.19 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 23, 2017 (File No. 1-36108)).

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

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Statements of Income for the three months ended March 31, 2017 and 2016; (iii) Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016; (iv) Balance Sheets at March 31, 2017 and December 31, 2016; (v) Statements of Cash Flows for the three months ended March 31, 2017 and 2016; (vi) Statement of Equity for the three months ended March 31, 2017; and (vii) Notes to the Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 2, 2017		ONE Gas, Inc.
Registrant

	By:	/s/ Curtis L. Dinan
Curtis L. Dinan
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)