Form 10-Q
period 2017-06-30
ONE Gas, Inc.
filed 2017-08-01
CIK 1587732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017.
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
Yes __ No X

On July 25, 2017, the Company had 52,269,117 shares of common stock outstanding.

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
Heating Degree Day or HDD
A measure designed to reflect the demand for energy needed for heating based on the extent to which the daily average temperature falls below a reference temperature for which no heating is required, usually 65 degrees Fahrenheit

IRS	Internal Revenue Service
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
LDC	Local distribution company
MMcf	Million cubic feet
Moody’s	Moody’s Investors Service, Inc.
NPRM	Notice of Proposed Rulemaking
NYMEX	New York Mercantile Exchange
OCC	Oklahoma Corporation Commission
ONE Gas	ONE Gas, Inc.
ONE Gas Credit Agreement	ONE Gas’ $700 million revolving credit agreement, which expires January, 2019
ONEOK	ONEOK, Inc. and its subsidiaries
PBRC	Performance-Based Rate Change
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
Pipeline Safety, Regulatory Certainty and Job Creation Act	Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011, as amended
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
RRC	Railroad Commission of Texas
S&P	Standard & Poor’s Ratings Services
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes	ONE Gas’ registered notes consisting of $300 million of 2.07 percent senior notes due 2019, $300 million of 3.61 percent senior notes due 2024 and $600 million of 4.658 percent notes due 2044.
Separation and Distribution Agreement	Separation and Distribution Agreement dated January 14, 2014, between ONEOK and ONE Gas
WNA	Weather-normalization adjustments
XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ONE Gas, Inc.
STATEMENTS OF INCOME
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2017	2016	2017	2016
	(Thousands of dollars, except per share amounts)
Revenues	$279,689	$245,923	$830,097	$754,288
Cost of natural gas	82,572	56,457	345,726	292,186
Net margin	197,117	189,466	484,371	462,102
Operating expenses
Operations and maintenance	101,241	97,119	210,598	203,250
Depreciation and amortization	37,851	35,565	74,870	70,249
General taxes	13,973	13,161	29,719	28,908
Total operating expenses	153,065	145,845	315,187	302,407
Operating income	44,052	43,621	169,184	159,695
Other income	875	416	2,121	434
Other expense	(462)	(314)	(802)	(769)
Interest expense, net	(11,305)	(10,848)	(22,786)	(21,695)
Income before income taxes	33,160	32,875	147,717	137,665
Income taxes	(12,537)	(12,575)	(50,638)	(52,621)
Net income	$20,623	$20,300	$97,079	$85,044

Earnings per share
Basic	$0.39	$0.39	$1.85	$1.62
Diluted	$0.39	$0.38	$1.83	$1.61

Average shares (thousands)
Basic	52,553	52,386	52,565	52,452
Diluted	52,969	52,836	53,012	52,972
Dividends declared per share of stock	$0.42	$0.35	$0.84	$0.70
See accompanying Notes to the Financial Statements.

ONE Gas, Inc.
STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2017	2016	2017	2016
	(Thousands of dollars)
Net income	$20,623	$20,300	$97,079	$85,044
Other comprehensive income (loss), net of tax
Change in pension and other postemployment benefit plan liability, net of tax of $(81), $(73), $(161) and $(145), respectively	129	115	258	231
Total other comprehensive income (loss), net of tax	129	115	258	231
Comprehensive income	$20,752	$20,415	$97,337	$85,275
See accompanying Notes to the Financial Statements.

ONE Gas, Inc.
BALANCE SHEETS

	June 30,	December 31,
(Unaudited)	2017	2016
Assets	(Thousands of dollars)
Property, plant and equipment
Property, plant and equipment	$5,545,302	$5,404,168
Accumulated depreciation and amortization	1,710,509	1,672,548
Net property, plant and equipment	3,834,793	3,731,620
Current assets
Cash and cash equivalents	5,113	14,663
Accounts receivable, net	152,278	290,944
Materials and supplies	36,876	34,084
Natural gas in storage	114,996	125,432
Regulatory assets	82,302	83,146
Other current assets	20,014	20,654
Total current assets	411,579	568,923
Goodwill and other assets
Regulatory assets	421,094	440,522
Goodwill	157,953	157,953
Other assets	47,711	43,773
Total goodwill and other assets	626,758	642,248
Total assets	$4,873,130	$4,942,791
See accompanying Notes to the Financial Statements.

ONE Gas, Inc.
BALANCE SHEETS
(Continued)
	June 30,	December 31,
(Unaudited)	2017	2016
Equity and Liabilities	(Thousands of dollars)
Equity and long-term debt
Common stock, $0.01 par value: authorized 250,000,000 shares; issued 52,598,005 shares and outstanding 52,267,296 shares at June 30, 2017; issued 52,598,005 and outstanding 52,283,260 shares at December 31, 2016	$526	$526
Paid-in capital	1,734,083	1,749,574
Retained earnings	224,570	161,021
Accumulated other comprehensive income (loss)	(4,457)	(4,715)
Treasury stock, at cost: 330,709 shares at June 30, 2017 and 314,745 shares at December 31, 2016	(21,426)	(18,126)
Total equity	1,933,296	1,888,280
Long-term debt, excluding current maturities, and net of issuance costs of $8,445 and $8,851, respectively	1,192,848	1,192,446
Total equity and long-term debt	3,126,144	3,080,726
Current liabilities
Notes payable	79,000	145,000
Accounts payable	60,458	131,988
Accrued interest	18,958	18,854
Accrued taxes other than income	33,562	42,571
Accrued liabilities	16,202	22,931
Customer deposits	60,523	61,209
Other current liabilities	23,982	21,380
Total current liabilities	292,685	443,933
Deferred credits and other liabilities
Deferred income taxes	1,077,992	1,038,568
Employee benefit obligations	296,881	303,507
Other deferred credits	79,428	76,057
Total deferred credits and other liabilities	1,454,301	1,418,132
Commitments and contingencies
Total liabilities and equity	$4,873,130	$4,942,791
See accompanying Notes to the Financial Statements.

This page intentionally left blank.

ONE Gas, Inc.
STATEMENTS OF CASH FLOWS
	Six Months Ended
	June 30,
(Unaudited)	2017	2016
	(Thousands of dollars)
Operating activities
Net income	$97,079	$85,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,870	70,249
Deferred income taxes	50,308	36,031
Share-based compensation expense	4,951	7,451
Provision for doubtful accounts	3,501	2,757
Changes in assets and liabilities:
Accounts receivable	135,165	98,321
Materials and supplies	(2,792)	707
Natural gas in storage	10,436	38,412
Asset removal costs	(22,837)	(27,672)
Accounts payable	(68,992)	(42,897)
Accrued interest	104	53
Accrued taxes other than income	(9,009)	(5,573)
Accrued liabilities	(6,729)	(16,156)
Customer deposits	(686)	1,113
Regulatory assets and liabilities	19,782	(2,966)
Other assets and liabilities	(5,880)	31,341
Cash provided by operating activities	279,271	276,215
Investing activities
Capital expenditures	(154,666)	(144,760)
Other	477	492
Cash used in investing activities	(154,189)	(144,268)
Financing activities
Repayments of notes payable, net	(66,000)	(12,500)
Repurchase of common stock	(17,512)	(24,066)
Issuance of common stock	2,208	1,983
Dividends paid	(44,042)	(36,638)
Tax withholdings related to net share settlements of stock compensation	(9,286)	(8,902)
Cash used in financing activities	(134,632)	(80,123)
Change in cash and cash equivalents	(9,550)	51,824
Cash and cash equivalents at beginning of period	14,663	2,433
Cash and cash equivalents at end of period	$5,113	$54,257
See accompanying Notes to the Financial Statements.

ONE Gas, Inc.
STATEMENT OF EQUITY

(Unaudited)	Common Stock Issued	Common Stock	Paid-in Capital
	(Shares)	(Thousands of dollars)

January 1, 2017	52,598,005	$526	$1,749,574
Cumulative effect of accounting change	—	—	—
Net income	—	—	—
Other comprehensive income	—	—	—
Repurchase of common stock	—	—	—
Common stock issued and other	—	—	(15,961)
Common stock dividends - $0.84 per share	—	—	470
June 30, 2017	52,598,005	$526	$1,734,083
See accompanying Notes to the Financial Statements.

ONE Gas, Inc.
STATEMENT OF EQUITY
(Continued)
(Unaudited)	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	(Thousands of dollars)

January 1, 2017	$161,021	$(18,126)	$(4,715)	$1,888,280
Cumulative effect of accounting change	10,982	—	—	10,982
Net income	97,079	—	—	97,079
Other comprehensive income	—	—	258	258
Repurchase of common stock	—	(17,512)	—	(17,512)
Common stock issued and other	—	14,212	—	(1,749)
Common stock dividends - $0.84 per share	(44,512)	—	—	(44,042)
June 30, 2017	$224,570	$(21,426)	$(4,457)	$1,933,296
See accompanying Notes to the Financial Statements.

ONE Gas, Inc.
NOTES TO THE FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC. These statements also have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The 2016 year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes in our Annual Report. Due to the seasonal nature of our business, the results of operations for the three and six months ended June 30, 2017, are not necessarily indicative of the results that may be expected for a 12-month period.

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

Segments - We operate in one reportable and operating business segment: regulated public utilities that deliver natural gas to residential, commercial, industrial, wholesale, public authority and transportation customers. The accounting policies for our segment are the same as described in Note 1 of our Notes to the Financial Statements in our Annual Report. We evaluate our financial performance principally on operating income. For the three and six months ended June 30, 2017, and 2016, we had no single external customer from which we received 10 percent or more of our gross revenues.

Recently Issued Accounting Standards Update - In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires (1) separation of net periodic service costs for pension and other postemployment benefits into service cost and other components, (2) presentation of the service cost component in the same line as other compensation costs rendered by pertinent employees during the period, and (3) reporting the other components of net periodic benefit costs separately from the service cost component and outside a subtotal of income from operations. Additionally, only the service cost component is eligible for capitalization, when applicable. However, all of our cost components remain eligible for capitalization under the accounting requirements for rate regulated entities.

We are required to adopt this guidance for our interim and annual reports for periods beginning after December 15, 2017. When adopted, the presentation changes required for net periodic benefit costs will not impact previously reported net income; however, the reclassification of the other components of benefits costs will result in an increase in operating income and an increase in other expenses for 2016 and 2017. We continue to evaluate the impact of this guidance including the impact on our capitalization policies considering our regulated operations.
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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which includes various new aspects to simplify how share-based payments are accounted for and presented in the financial statements. The new standard modifies several aspects of the accounting and reporting for employee share-based payments and related tax accounting impacts, including the presentation in the statements of operations and cash flows. We adopted this new guidance in the first quarter 2017, and in accordance with the transition requirements, we recorded $5.2 million of excess tax benefit in income tax expense and have transitioned all provisions of this new guidance prospectively, other than our presentation of our withholding shares for tax-withholding purposes, which we accounted for retrospectively in the financing activities section of the statement of cash flows. We recorded a noncash cumulative-effect increase of $11.0 million to retained earnings, with an offset to a deferred tax asset, as of the beginning of the reporting period in 2017, for excess tax benefits earned prior to January 1, 2017, that had not been recognized. We continue our use of the estimation method to account for share unit awards forfeitures rather than actual forfeitures. The retrospective impact of our withholding shares for tax-withholding purposes to our Statement of Cash Flows for the six months ended June 30, 2016, was a $8.9 million increase to net cash provided by operating activities and a $8.9 million decrease to net cash used in financing activities.
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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which clarifies and converges the revenue recognition principles under GAAP and International Financial Reporting Standards. In July 2015, FASB delayed the effective date for one year. We have substantially completed evaluating all of our sources of revenue to determine the potential effect on our financial position, results of operations, cash flows and the related accounting policies and business processes. We are evaluating this information to determine what information will be disclosed in our financial statements and footnotes. In addition to updating our revenue recognition disclosures, additional disclosures may include disaggregation of revenues by types of service, source of revenue or customer class, performance obligations and other types of revenues.

We continue to monitor accounting task forces and the FASB for additional implementation guidance related to: (1) the accounting for funds received from third parties to partially or fully reimburse the cost of construction of an asset; (2) the evaluation of collectability from customers if a utility has regulatory mechanisms to help assure recovery of uncollected accounts from ratepayers; and (3) the accounting for alternative revenue programs, such as weather normalization, that may impact the final conclusions of our evaluation. Until these items are resolved, we cannot complete our evaluation of the potential effect the new guidance will have on our financial position, results of operations, cash flows or business processes.

We will adopt this new guidance for our interim and annual reports beginning with the first quarter 2018.

2.	REGULATORY ASSETS AND LIABILITIES

The tables below present a summary of regulatory assets, net of amortization, and liabilities for the periods indicated:

	June 30, 2017
	Current	Noncurrent	Total
	(Thousands of dollars)
Under-recovered purchased-gas costs	$26,500	$—	$26,500
Pension and postemployment benefit costs	31,498	408,593	440,091
Weather normalization	20,311	—	20,311
Reacquired debt costs	812	7,703	8,515
Other	3,181	4,798	7,979
Total regulatory assets, net of amortization	82,302	421,094	503,396
Over-recovered purchased-gas costs	(14,049)	—	(14,049)
Ad valorem tax	(606)	—	(606)
Total regulatory liabilities (a)	(14,655)	—	(14,655)
Net regulatory assets (liabilities)	$67,647	$421,094	$488,741
(a) Included in other current liabilities in our Balance Sheets.

	December 31, 2016
	Current	Noncurrent	Total
	(Thousands of dollars)
Under-recovered purchased-gas costs	$29,901	$—	$29,901
Pension and postemployment benefit costs	31,498	427,448	458,946
Weather normalization	17,661	—	17,661
Reacquired debt costs	812	8,108	8,920
Other	3,274	4,966	8,240
Total regulatory assets, net of amortization	83,146	440,522	523,668
Over-recovered purchased-gas costs	(10,154)	—	(10,154)
Ad valorem tax	(1,768)	—	(1,768)
Total regulatory liabilities (a)	(11,922)	—	(11,922)
Net regulatory assets (liabilities)	$71,224	$440,522	$511,746
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

The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. At June 30, 2017, our debt-to-capital ratio was 40 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement.

We have a commercial paper program under which we may issue unsecured commercial paper up to a maximum amount of $700 million to fund short-term borrowing needs. The maturities of the commercial paper notes may vary but may not exceed 270 days from the date of issue. The commercial paper notes are generally sold at par less a discount representing an interest factor.

The ONE Gas Credit Agreement is available to repay the commercial paper notes, if necessary. Amounts outstanding under the commercial paper program reduce the borrowing capacity under the ONE Gas Credit Agreement. At June 30, 2017, we had

$79.0 million in short-term borrowings, $1.8 million in letters of credit issued under the ONE Gas Credit Agreement and $619.2 million of remaining credit available under the ONE Gas Credit Agreement.

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

Treasury Shares - For the six months ended June 30, 2017, we repurchased approximately 256 thousand shares of our common stock for approximately $17.5 million.

Dividends Declared - In July 2017, we declared a dividend of $0.42 per share ($1.68 per share on an annualized basis) for shareholders of record as of August 14, 2017, payable September 1, 2017.

6.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the effect of reclassifications from accumulated other comprehensive income (loss) in our Statements of Income for the periods indicated:

	Three Months Ended		Six Months Ended
Details about Accumulated Other Comprehensive	June 30,		June 30,		Affected Line Item in the
Income (Loss) Components	2017	2016	2017	2016	Statements of Income
	(Thousands of dollars)
Pension and other postemployment benefit plan obligations (a)
Amortization of net loss	$10,648	$10,036	$21,296	$20,073
Amortization of unrecognized prior service cost	(1,149)	(908)	(2,298)	(1,816)
	9,499	9,128	18,998	18,257
Regulatory adjustments (b)	(9,289)	(8,940)	(18,579)	(17,881)
	210	188	419	376	Income before income taxes
	(81)	(73)	(161)	(145)	Income tax expense
Total reclassifications for the period	$129	$115	$258	$231	Net income
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

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Three Months Ended June 30, 2017
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$20,623	52,553	$0.39
Diluted EPS Calculation
Effect of dilutive securities	—	416
Net income available for common stock and common stock equivalents	$20,623	52,969	$0.39

	Three Months Ended June 30, 2016
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$20,300	52,386	$0.39
Diluted EPS Calculation
Effect of dilutive securities	—	450
Net income available for common stock and common stock equivalents	$20,300	52,836	$0.38

	Six Months Ended June 30, 2017
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$97,079	52,565	$1.85
Diluted EPS Calculation
Effect of dilutive securities	—	447
Net income available for common stock and common stock equivalents	$97,079	53,012	$1.83

	Six Months Ended June 30, 2016
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$85,044	52,452	$1.62
Diluted EPS Calculation
Effect of dilutive securities	—	520
Net income available for common stock and common stock equivalents	$85,044	52,972	$1.61

8.	EMPLOYEE BENEFIT PLANS

The following tables set forth the components of net periodic benefit cost for our pension and other postemployment benefit plans for the periods indicated:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$3,044	$3,014	$6,088	$6,028
Interest cost	10,113	11,388	20,226	22,775
Expected return on assets	(14,624)	(15,296)	(29,248)	(30,592)
Amortization of net loss	9,027	8,885	18,054	17,771
Net periodic benefit cost	$7,560	$7,991	$15,120	$15,982

	Other Postemployment Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$627	$638	$1,254	$1,276
Interest cost	2,472	2,627	4,944	5,254
Expected return on assets	(3,147)	(3,071)	(6,294)	(6,142)
Amortization of unrecognized prior service cost	(1,149)	(908)	(2,298)	(1,816)
Amortization of net loss	1,621	1,151	3,242	2,302
Net periodic benefit cost	$424	$437	$848	$874

We recover qualified pension benefit plan and other postemployment benefit plan costs through rates charged to our customers. Certain utility commissions require that the recovery of these costs be based on specific guidelines. The difference between these regulatory-based amounts and the periodic benefit cost calculated pursuant to GAAP is deferred as a regulatory asset or liability and amortized to expense over periods in which this difference will be recovered in rates, as authorized by the applicable utility commission. Regulatory deferrals related to net periodic benefit cost were not material for the three and six months ended June 30, 2017.

9.	COMMITMENTS AND CONTINGENCIES

Environmental Matters - We are subject to multiple historical, wildlife preservation and environmental laws and/or regulations, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, hazardous materials transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation, and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and six months ended June 30, 2017 and 2016.

We own or retain legal responsibility for the environmental conditions at 12 former manufactured gas sites in Kansas. These sites contain contaminants generally associated with manufactured gas sites and are subject to control or remediation under various environmental laws and regulations. A consent agreement with the KDHE governs all work at these sites. The terms of the consent agreement require us to investigate these sites and set remediation activities based upon the results of the investigations and risk analysis. Remediation typically involves the management of contaminated soils and may involve removal of structures and monitoring and/or remediation of groundwater.

We have completed or addressed removal of the source of soil contamination at 11 of the 12 sites, and continue to monitor groundwater at eight of the 12 sites according to plans approved by the KDHE. Regulatory closure has been achieved at three of the 12 sites, but these sites remain subject to potential future requirements that may result in additional costs. During 2016, we completed a site assessment at the twelfth site where no active soil remediation has occurred. We have submitted a work plan to the KDHE for approval to address a source of contamination and associated contaminated soil on a portion of this site. We are also conducting a study of the feasibility of various options to address the remainder of the site. Costs associated with the remediation at this site are not expected to be material to our results of operations or financial position.

With regard to one of our former manufactured gas sites, periodic monitoring and a 2016 interim site investigation indicated elevated levels of contaminants generally associated with manufactured gas sites. Additional testing and work plan development is underway in 2017 to determine a remediation work plan to present to the KDHE for approval, which could impact our estimates of the cost of remediation at this site. In the fourth quarter of 2016, we estimated the potential costs associated with additional investigation and remediation to be in the range of $4.0 million to $7.0 million. A single reliable estimate of the remediation costs is not feasible due to the amount of uncertainty in the ultimate remediation approach that will be utilized. Accordingly, we recorded a reserve of $4.0 million for this site in the fourth quarter of 2016.

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and six months ended June 30, 2017 and 2016. A number of environmental issues may exist with respect to manufactured gas sites that are unknown to us. Accordingly, future costs are dependent on the final determination and regulatory approval of any remedial actions, the complexity of the site, level of remediation required, changing technology and governmental regulations, and to the extent not recovered by insurance or recoverable in rates from our customers, could be material to our financial condition, results of operations or cash flows.

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

In April 2016, PHMSA published a NPRM, the Safety of Gas Transmission & Gathering Lines Rule, in the Federal Register to revise pipeline safety regulations applicable to the safety of onshore natural gas transmission and gathering pipelines. Proposals include changes to pipeline integrity management requirements and other safety-related requirements. The NPRM comment period ended July 7, 2016, and comments are under review by PHMSA. As part of the comment review process, PHMSA is being advised by the Technical Pipeline Safety Standards Committee, informally known by PHMSA as the Gas Pipeline Advisory Committee (“GPAC”), a statutorily mandated advisory committee that advises PHMSA on proposed safety policies for natural gas pipelines.  The GPAC reviews PHMSA's proposed regulatory initiatives to assure the technical feasibility, reasonableness, cost-effectiveness and practicality of each proposal.  The potential capital and operating expenditures associated with compliance with the proposed rule are currently being evaluated and could be significant depending on the final regulations.

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

Derivative Instruments -  At June 30, 2017, we held purchased natural gas call options for the heating season ending March 31, 2018, with total notional amounts of 14.6 Bcf, for which we paid premiums of $5.6 million, and had a fair value of $4.0 million. At December 31, 2016, we held purchased natural gas call options for the heating season ended March 31, 2017, with total notional amounts of 14.3 Bcf, for which we paid premiums of $5.4 million, and had a fair value of $6.5 million. The premiums paid and any cash settlements received are recorded as part of our unrecovered purchased-gas costs in current regulatory assets as these contracts are included in, and recoverable through, the purchased-gas cost adjustment mechanisms. Additionally, changes in fair value associated with these contracts are deferred as part of our unrecovered purchased-gas costs in our Balance Sheets. Our natural gas call options are classified as Level 1 as fair value amounts are based on unadjusted quoted prices in active markets including NYMEX-settled prices. There were no transfers between levels for the three and six months ended June 30, 2017 and 2016.

Other Financial Instruments - The approximate fair value of cash and cash equivalents, accounts receivable and accounts payable is equal to book value, due to the short-term nature of these items. Our cash and cash equivalents are comprised of bank and money market accounts, and are classified as Level 1.

Short-term notes payable and commercial paper are due upon demand and, therefore, the carrying amounts approximate fair value and are classified as Level 1. The book value of our long-term debt, including current maturities, was $1.2 billion at both June 30, 2017 and December 31, 2016. The estimated fair value of our long-term debt, including current maturities, was $1.3 billion and $1.2 billion at June 30, 2017 and December 31, 2016, respectively. The estimated fair value of our Senior Notes at June 30, 2017 and December 31, 2016, was determined using quoted market prices, and are classified as Level 2.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited financial statements and the Notes to the Financial Statements in this Quarterly Report, as well as our Annual Report.  Due to the seasonal nature of our business, the results of operations for the three and six months ended June 30, 2017, are not necessarily indicative of the results that may be expected for a 12-month period.

RECENT DEVELOPMENTS

Dividend - In July 2017, we declared a dividend of $0.42 per share ($1.68 per share on an annualized basis) for shareholders of record as of August 14, 2017, payable September 1, 2017.

REGULATORY ACTIVITIES

Oklahoma - In March 2017, Oklahoma Natural Gas filed its first annual PBRC following the general rate case that was approved in January 2016. This filing was based on a calendar test year of 2016. The PBRC filing demonstrated that Oklahoma Natural Gas was earning within the allowed return on equity range of 9.0 to 10.0 percent. Therefore, Oklahoma Natural Gas did not seek a modification to base rates. The filing also requested an energy efficiency program true-up and utility incentive adjustment of approximately $1.9 million. A joint stipulation and settlement agreement was filed on June 13, 2017, containing an agreement of these requests as filed. This joint stipulation and settlement agreement was heard by the administrative law judge on June 14, 2017, and is awaiting OCC approval. As required, PBRC filings are made annually on March 15, until the next general rate case, which is currently required to be filed on or before June 30, 2021, based on a calendar test year of 2020.

Kansas - In April 2017, Kansas Gas Service submitted an application to the KCC regarding the costs incurred at its 12 manufactured gas sites. Consistent with prior KCC precedent, Kansas Gas Service requested approval to: (1) defer expenditures incurred after December 31, 2016, as a regulatory asset and to amortize and recover such costs from customers in a future base rate proceeding over a ten-year period; (2) retain insurance recoveries up to $9.5 million, the amount Kansas Gas Service has spent for the period November 1, 1997, through December 31, 2016, and to exclude such amounts from the determination of the revenue requirement in future base rate proceedings; and (3) share insurance recoveries (less legal and other costs prudently incurred in obtaining the insurance recoveries) in excess of $9.5 million between customers and shareholders. The KCC is expected to issue an order no later than early January 2018.

In May 2016, Kansas Gas Service filed a request with the KCC for an increase in base rates, reflecting system investments and operating costs necessary to maintain the safety and reliability of its natural gas distribution system. Kansas Gas Service’s request represented a net base rate increase of $28.0 million. Kansas Gas Service was already recovering approximately $7.4 million from customers through the GSRS mechanism, resulting in a total base rate increase of $35.4 million. In October 2016, Kansas Gas Service reached a unanimous settlement agreement with all parties for a net increase in base rates of approximately $8.1 million. Including the GSRS of approximately $7.4 million, the total base rate increase is $15.5 million. The agreement was a “black-box settlement,” meaning the parties agreed to a specific revenue number but no specific return on equity or determination with respect to other contested issues. Additionally, the agreement modified the weather normalization clause to accrue the variation in net margin resulting from the difference in actual weather relative to normal weather over 12 months, rather than five months. The KCC issued an order approving the unanimous settlement agreement in November 2016, with new rates effective January 1, 2017.

Texas - West Texas Service Area - In March 2017, Texas Gas Service made GRIP filings for all customers in the West Texas Service Area requesting an increase of $4.5 million. The RRC and the cities approved an increase of $4.3 million for the customers in the service area, and new rates became effective in July 2017.

In March 2016, Texas Gas Service filed a rate case requesting an increase in revenues of $12.8 million for its El Paso, Dell City and Permian service areas, as well as consolidation of these three areas. In September 2016, the RRC approved the consolidation and a base rate increase of $8.8 million, which was based on a 9.5 percent return on equity and a 60.1 percent common equity ratio. In October 2016, new rates went into effect for all customers, except for those in the incorporated cities of the former Permian service area. Texas Gas Service filed for these new rates for customers in the incorporated cities of the former Permian service area in October 2016, and the rates became effective in December 2016.

Rio Grande Valley Service Area - In June 2017, Texas Gas Service filed a rate case requesting an increase in revenues of $4.5 million for customers in its Rio Grande Valley Service Area. If approved, new rates are expected to be effective in the fourth quarter of 2017.

Central Texas Service Area - In March 2017, Texas Gas Service made GRIP filings for customers of the consolidated Central Texas Service Area requesting an increase of $4.9 million. The request was approved by the cities and the RRC, and new rates became effective in June 2017.

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

Other Texas service areas - In the normal course of business, Texas Gas Service has sought GRIP and COSA increases in various other Texas jurisdictions to address investments in rate base and changes in expenses. Annual rate increases associated with approved filings totaled $1.1 million for the six months ended June 30, 2017, and $2.0 million for the year ended 2016.

FINANCIAL RESULTS AND OPERATING INFORMATION

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

Selected Financial Results - For the three months ended June 30, 2017, net income was $20.6 million, or $0.39 per diluted share, compared with $20.3 million, or $0.38 per diluted share in the same period last year. For the six months ended June 30, 2017, net income was $97.1 million, or $1.83 per diluted share, compared with $85.0 million, or $1.61 per diluted share in the same period last year. Our prospective adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” resulted in favorable impacts to income tax expense and our net income from recording $5.2 million of excess tax benefits as a reduction to income tax expense in the first quarter 2017. The following table sets forth certain selected financial results for our operations for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2017 vs. 2016		2017 vs. 2016
Financial Results	2017	2016	2017	2016	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars, except percentages)
Natural gas sales	$250.9	$217.2	$763.2	$688.6	$33.7	16%	$74.6	11%
Transportation revenues	21.4	21.2	51.6	51.0	0.2	1%	0.6	1%
Cost of natural gas	82.5	56.5	345.7	292.2	26.0	46%	53.5	18%
Net margin, excluding other revenues	189.8	181.9	469.1	447.4	7.9	4%	21.7	5%
Other revenues	7.4	7.6	15.3	14.7	(0.2)	(3)%	0.6	4%
Net margin	197.2	189.5	484.4	462.1	7.7	4%	22.3	5%
Operating costs	115.2	110.4	240.3	232.2	4.8	4%	8.1	3%
Depreciation and amortization	37.9	35.5	74.9	70.2	2.4	7%	4.7	7%
Operating income	$44.1	$43.6	$169.2	$159.7	$0.5	1%	$9.5	6%
Capital expenditures	$84.2	$69.5	$154.7	$144.8	$14.7	21%	$9.9	7%

Net margin is comprised of total revenues less cost of natural gas.  Cost of natural gas includes commodity purchases, fuel, storage, transportation, the cost of gas component of bad debts and other gas purchase costs recovered through our cost of natural gas regulatory mechanisms during the periods presented and does not include an allocation of general operating costs or depreciation and amortization.  Our cost of natural gas regulatory mechanisms provide a method of recovering natural gas costs on an ongoing basis without a profit. Therefore, although our revenues will fluctuate with the cost of gas that we recover, net margin is not affected by fluctuations in the cost of natural gas.

The following table sets forth our net margin, excluding other revenues, by type of customer, for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
Net Margin, Excluding Other	June 30,		June 30,		2017 vs. 2016		2017 vs. 2016
Revenues	2017	2016	2017	2016	Increase (Decrease)		Increase (Decrease)
Natural gas sales	(Millions of dollars, except percentages)
Residential	$139.7	$132.8	$347.9	$327.5	$6.9	5%	$20.4	6%
Commercial and industrial	27.5	26.7	66.4	65.5	0.8	3%	0.9	1%
Wholesale and public authority	1.2	1.2	3.2	3.4	—	—%	(0.2)	(6)%
Net margin on natural gas sales	168.4	160.7	417.5	396.4	7.7	5%	21.1	5%
Transportation revenues	21.4	21.2	51.6	51.0	0.2	1%	0.6	1%
Net margin, excluding other revenues	$189.8	$181.9	$469.1	$447.4	$7.9	4%	$21.7	5%

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

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2017 vs. 2016		2017 vs. 2016
Net Margin on Natural Gas Sales	2017	2016	2017	2016	Increase (Decrease)		Increase (Decrease)
Net margin on natural gas sales	(Millions of dollars, except percentages)
Fixed margin	$141.5	$139.9	$280.7	$281.8	$1.6	1%	$(1.1)	—%
Variable margin	26.9	20.8	136.8	114.6	6.1	29%	22.2	19%
Net margin on natural gas sales	$168.4	$160.7	$417.5	$396.4	$7.7	5%	$21.1	5%

Net margin increased $7.7 million for the three months ended June 30, 2017, compared with the same period last year, due primarily to the following:

•	an increase of $4.7 million from new rates in Texas and Kansas;

•	an increase of $1.6 million from the impact of the modified weather-normalization mechanism in Kansas; and

•	an increase of $0.8 million in residential sales due primarily to net customer growth in Oklahoma and Texas.

Net margin increased $22.3 million for the six months ended June 30, 2017, compared with the same period last year, due primarily to the following:

•	an increase of $14.3 million from new rates in Texas and Kansas;

•	an increase of $4.6 million from the impact of weather-normalization mechanisms, which offset warmer weather in 2017 compared with the same period in 2016;

•	an increase of $1.7 million in residential sales due primarily to net customer growth in Oklahoma and Texas; and

•	an increase of $1.0 million due primarily to higher transportation volumes from customers in Kansas and Oklahoma.

Operating costs increased $4.8 million for the three months ended June 30, 2017, compared with the same period last year, due primarily to the following:

•	an increase of $2.4 million in employee-related costs;

•	an increase of $0.9 million in information technology costs; and

•	an increase of $0.9 million in costs associated with pipeline maintenance activities.

Operating costs increased $8.1 million for the six months ended June 30, 2017, compared with the same period last year, due primarily to the following:

•
an increase of $2.4 million from the deferral in the first quarter of 2016 of certain information technology costs incurred as a result of our separation from ONEOK in 2014, which was approved in Oklahoma as a regulatory asset;

•	an increase of $2.4 million in costs associated with pipeline maintenance activities;

•	an increase of $1.9 million in information technology costs;

•	an increase of $0.9 million in employee-related costs; and

•	an increase of $0.7 million in bad debt expense; offset partially by

•	a decrease of $1.8 million in legal-related costs.

Depreciation and amortization expense increased $2.4 million and $4.7 million for the three and six months ended June 30, 2017, respectively, compared with the same periods last year, due primarily to an increase in depreciation from our capital expenditures being placed in service, offset by decreases of $0.5 million and $1.0 million, respectively, in amortization expense associated primarily with other postemployment benefit deferrals in Kansas.

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

Capital expenditures increased $14.7 million and $9.9 million for the three and six months ended June 30, 2017, respectively, compared with the same periods last year, due primarily to increased system integrity activities and extending service to new areas.

Selected Operating Information - The following tables set forth certain selected operating information for the periods indicated:

	Three Months Ended								Variances
	June 30,								2017 vs. 2016
(in thousands)	2017				2016				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	794	584	619	1,997	789	583	612	1,984	5	1	7	13
Commercial and industrial	73	50	35	158	73	50	35	158	—	—	—	—
Wholesale and public authority	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	6	1	12	5	6	1	12	—	—	—	—
Total customers	872	640	658	2,170	867	639	651	2,157	5	1	7	13

	Six Months Ended								Variances
	June 30,								2017 vs. 2016
(in thousands)	2017				2016				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	796	587	618	2,001	791	584	612	1,987	5	3	6	14
Commercial and industrial	74	50	35	159	74	50	35	159	—	—	—	—
Wholesale and public authority	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	6	1	12	5	6	1	12	—	—	—	—
Total customers	875	643	657	2,175	870	640	651	2,161	5	3	6	14

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Volumes (MMcf)	2017	2016	2017	2016
Natural gas sales
Residential	11,995	10,576	62,129	62,262
Commercial and industrial	5,027	4,330	19,186	18,818
Wholesale and public authority	333	338	987	1,281
Total volumes sold	17,355	15,244	82,302	82,361
Transportation	49,087	49,601	110,178	108,821
Total volumes delivered	66,442	64,845	192,480	191,182

Total volumes sold increased slightly due to colder weather for the three months ended June 30, 2017, compared with the same period last year. The impact of weather on residential and commercial net margin is mitigated by weather-normalization mechanisms in all jurisdictions.

Wholesale sales represent contracted natural gas volumes that exceed the needs of our residential, commercial and industrial customer base and are available for sale to other parties. The impact to net margin from changes in volumes associated with these customers is minimal.

	Three Months Ended
	June 30,
	2017		2016		2017 vs. 2016	2017	2016
Heating Degree Days	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	182	191	162	191	12%	95%	85%
Kansas	345	419	320	411	8%	82%	78%
Texas	29	53	45	51	(36)%	55%	88%

	Six Months Ended
	June 30,
	2017		2016		2017 vs. 2016	2017	2016
Heating Degree Days	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	1,574	1,966	1,727	1,966	(9)%	80%	88%
Kansas	2,331	2,922	2,440	2,913	(4)%	80%	84%
Texas	658	1,062	899	1,034	(27)%	62%	87%

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

Actual HDDs are based on the quarter-to-date and year-to-date, weighted average of:

•	11 weather stations and customers by month for Oklahoma;

•	4 weather stations and customers by month for Kansas; and

•	9 weather stations and natural gas distribution sales volumes by service area for Texas.

Through March 31, 2017, Kansas Gas Services’ WNA clause required it to accrue the variation in net margin resulting from actual weather differing from normal weather occurring from November through March. Beginning in April 2017, Kansas Gas Services’ WNA clause requires an accrual each month of the year.

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

Short-term Financing - The ONE Gas Credit Agreement, which is scheduled to expire in January 2019, contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. At June 30, 2017, our total debt-to-capital ratio was 40 percent, and we were in compliance with all covenants under the ONE Gas Credit Agreement.

We have a commercial paper program under which we may issue unsecured commercial paper up to a maximum amount of $700 million to fund short-term borrowing needs. The maturities of the commercial paper notes may vary but may not exceed 270 days from the date of issue. The commercial paper notes are generally sold at par less a discount representing an interest factor.

The ONE Gas Credit Agreement is available to repay the commercial paper notes, if necessary. Amounts outstanding under the commercial paper program reduce the borrowing capacity under the ONE Gas Credit Agreement. At June 30, 2017, we had $79.0 million in short-term borrowings and $1.8 million in letters of credit issued under the ONE Gas Credit Agreement. At June 30, 2017, we had approximately $5.1 million of cash and cash equivalents and $619.2 million of remaining credit available under the ONE Gas Credit Agreement. The total amount of short-term borrowings authorized by ONE Gas’ Board of Directors is $1.2 billion.

Long-Term Debt - The indenture governing our Senior Notes includes an event of default upon the acceleration of other indebtedness of $100 million or more. Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding Senior Notes to declare those Senior Notes immediately due and payable in full.

Credit Ratings - Our credit ratings as of June 30, 2017, were:

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Six Months Ended
	June 30,		Variance
	2017	2016	2017 vs. 2016
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$279.3	$276.2	$3.1
Investing activities	(154.3)	(144.2)	(10.1)
Financing activities	(134.6)	(80.1)	(54.5)
Change in cash and cash equivalents	(9.6)	51.9	(61.5)
Cash and cash equivalents at beginning of period	14.7	2.4	12.3
Cash and cash equivalents at end of period	$5.1	$54.3	$(49.2)

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

Before considering the impacts of operating asset and liability changes, cash flows were higher for the six months ended June 30, 2017, compared with the same period in 2016, due primarily to an increase in net income, higher noncash expenses for depreciation and amortization and deferred income taxes. The decrease in operating asset and liability changes partially offset these increases. Working capital changes related to accounts receivable and natural gas in storage were impacted by higher costs of natural gas in the first six months of 2017, compared with the same period in 2016. Additionally, we collected a tax receivable in 2016 related to the extension of the IRS rules for bonus depreciation in late 2015.

Investing Cash Flows - Cash used in investing activities increased for the six months ended June 30, 2017, compared with the prior period, due primarily to an increase in capital expenditures related to increased system integrity activities and extending service to new areas during the six months ended June 30, 2017.

Financing Cash Flows - Cash used in financing activities increased for the six months ended June 30, 2017, compared with the prior period, due primarily to larger repayments of notes payable and an increase in the dividend rate of seven cents compared with the same period in 2016, offset by the purchase of fewer shares of treasury stock.

ENVIRONMENTAL, SAFETY AND REGULATORY MATTERS

Environmental Matters - We are subject to multiple historical, wildlife preservation and environmental laws and/or regulations that affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, hazardous materials transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation, and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and six months ended June 30, 2017 and 2016.

We own or retain legal responsibility for the environmental conditions at 12 former manufactured gas sites in Kansas. These sites contain contaminants generally associated with manufactured gas sites and are subject to control or remediation under various environmental laws and regulations. A consent agreement with the KDHE governs all work at these sites. The terms of the consent agreement require us to investigate these sites and set remediation activities based upon the results of the investigations and risk analysis. Remediation typically involves the management of contaminated soils and may involve removal of structures and monitoring and/or remediation of groundwater.

We have completed or addressed removal of the source of soil contamination at 11 of the 12 sites, and continue to monitor groundwater at eight of the 12 sites according to plans approved by the KDHE. Regulatory closure has been achieved at three of the 12 sites, but these sites remain subject to potential future requirements that may result in additional costs. During 2016, we completed a site assessment at the twelfth site where no active soil remediation has occurred. We have submitted a work plan to the KDHE for approval to address a source of contamination and associated contaminated soil on a portion of this site. We are also conducting a study of the feasibility of various options to address the remainder of the site. Costs associated with the remediation at this site are not expected to be material to our results of operations or financial position.

With regard to one of our former manufactured gas sites, periodic monitoring and a 2016 interim site investigation indicated elevated levels of contaminants generally associated with manufactured gas sites. Additional testing and work plan development is underway in 2017 to determine a remediation work plan to present to the KDHE for approval, which could impact our estimates of the cost of remediation at this site. In the fourth quarter of 2016, we estimated the potential costs associated with additional investigation and remediation to be in the range of $4.0 million to $7.0 million. A single reliable estimate of the remediation costs is not feasible due to the amount of uncertainty in the ultimate remediation approach that will be utilized. Accordingly, we recorded a reserve of $4.0 million for this site in the fourth quarter of 2016.

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and six months ended June 30, 2017 and 2016. A number of environmental issues may exist with respect to manufactured gas sites that are unknown to us. Accordingly, future costs are dependent on the final determination and regulatory approval of any remedial actions, the complexity of the site, level of remediation required, changing technology and governmental regulations, and to the extent not recovered by insurance or recoverable in rates from our customers, could be material to our financial condition, results of operations or cash flows.

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

In April 2016, PHMSA published a NPRM, the Safety of Gas Transmission & Gathering Lines Rule, in the Federal Register to revise pipeline safety regulations applicable to the safety of onshore natural gas transmission and gathering pipelines. Proposals include changes to pipeline integrity management requirements and other safety-related requirements. The NPRM comment period ended July 7, 2016, and comments are under review by PHMSA. As part of the comment review process, PHMSA is being advised by the Technical Pipeline Safety Standards Committee, informally known by PHMSA as the GPAC, a statutorily mandated advisory committee that advises PHMSA on proposed safety policies for natural gas pipelines.  The GPAC reviews PHMSA's proposed regulatory initiatives to assure the technical feasibility, reasonableness, cost-effectiveness and practicality of each proposal.  The potential capital and operating expenditures associated with compliance with the proposed rule are currently being evaluated and could be significant depending on the final regulations.

Air and Water Emissions - The Clean Air Act, the Clean Water Act, analogous state laws and/or regulations promulgated thereunder, impose restrictions and controls regarding the discharge of pollutants into the air and water in the United States. Under the Clean Air Act, a federally enforceable operating permit is required for sources of significant air emissions. We may be required to incur certain capital expenditures for air-pollution-control equipment in connection with obtaining or maintaining permits and approvals for sources of air emissions. We do not expect that these expenditures will have a material impact on our results of operations, financial position or cash flows. The Clean Water Act imposes substantial potential liability for the removal of pollutants discharged to waters of the United States and remediation of waters affected by such discharge.

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

CERCLA - CERCLA, also commonly known as Superfund, imposes strict, joint and several liability, without regard to fault or the legality of the original act, on certain classes of “persons” (defined under CERCLA) that caused and/or contributed to the release of a hazardous substance into the environment. These persons include, but are not limited to, the owner or operator of a facility where the release occurred and/or companies that disposed or arranged for the disposal of the hazardous substances found at the facility. Under CERCLA, these persons may be liable for the costs of cleaning up the hazardous substances released into the environment, damages to natural resources and the costs of certain health studies. We do not expect that our responsibilities under CERCLA will have a material impact on our results of operations, financial position or cash flows.

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

Commodity Price Risk

Our commodity price risk, driven primarily by fluctuations in the price of natural gas, is mitigated by our purchased-gas cost adjustment mechanisms. Additionally, we inject natural gas into storage during the summer months and withdraw the natural gas during the winter heating season. Pursuant to programs that are approved by our regulatory authorities, we use derivative instruments to mitigate the volatility of natural gas prices for anticipated natural gas purchases during the winter heating months. Premiums paid and any cash settlements received associated with these derivative instruments are included in, and recoverable through our purchased-gas cost adjustment mechanisms.

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

Changes in Internal Control Over Financial Reporting - In the three months ended June 30, 2017, we implemented a new accounts payable system that electronically captures invoice data and provides electronic routing for invoice approvals.
The implementation of this new system is part of ONE Gas’ continuing efforts to take advantage of new technology that creates operating efficiencies and was not implemented as a result of any identified deficiencies in internal controls over financial reporting. While there are inherent risks involved with the implementation of new systems and changes have taken place in internal controls associated with the transition to the new system, management believes it is adequately monitoring and managing the transition.

Other than described above, there have been no changes in our internal control over financial reporting during the three months ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information relating to our purchases of our common stock for the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 1 - 30, 2017	—	—	—
May 1 - 31, 2017	203,929	$68.53	203,929
June 1 - 30, 2017	15,244	70.00	15,244
Total	219,173	$68.63	219,173	$7,255,651	(a)

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

The following exhibits are filed as part of this Quarterly Report:

Exhibit No.	Exhibit Description

10.1	ONE Gas, Inc. Annual Officer Incentive Plan (incorporated by reference to Appendix A to ONE Gas, Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 5, 2017 (File No. 1-36108)).

31.1	Certification of Pierce H. Norton II pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Curtis L. Dinan pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Pierce H. Norton II pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Curtis L. Dinan pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101. PRE	XBRL Presentation Linkbase Document.

101.DEF	XBRL Extension Definition Linkbase Document.

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Statements of Income for the three and six months ended June 30, 2017 and 2016; (iii) Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016; (iv) Balance Sheets at June 30, 2017 and December 31, 2016; (v) Statements of Cash Flows for the six months ended June 30, 2017 and 2016; (vi) Statement of Equity for the six months ended June 30, 2017; and (vii) Notes to the Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 1, 2017		ONE Gas, Inc.
Registrant

	By:	/s/ Curtis L. Dinan
Curtis L. Dinan
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)