Form 10-Q
period 2017-09-30
ONE Gas, Inc.
filed 2017-10-31
CIK 1587732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017.
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
Yes __ No X

On October 24, 2017, the Company had 52,273,783 shares of common stock outstanding.

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

We also make available on our website the Interactive Data Files required to be submitted and posted pursuant to Rule 405 of Regulation S-T.

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

AAO	Accounting Authority Order
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2016
ASU	Accounting Standards Update
Bcf	Billion cubic feet
CERCLA	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
Clean Air Act	Federal Clean Air Act, as amended
Clean Water Act	Federal Water Pollution Control Amendments of 1972, as amended
COSA	Cost-of-Service Adjustment
DOT	United States Department of Transportation
EPA	United States Environmental Protection Agency
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States of America
GPAC	Gas Pipeline Advisory Committee
GRIP	Texas Gas Reliability Infrastructure Program
GSRS	Kansas Gas System Reliability Surcharge
Heating Degree Day or HDD
A measure designed to reflect the demand for energy needed for heating based on the extent to which the daily average temperature falls below a reference temperature for which no heating is required, usually 65 degrees Fahrenheit

IRS	Internal Revenue Service
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
LDC	Local distribution company
MGP	Manufactured Gas Plant
MMcf	Million cubic feet
Moody’s	Moody’s Investors Service, Inc.
NPRM	Notice of Proposed Rulemaking
NYMEX	New York Mercantile Exchange
OCC	Oklahoma Corporation Commission
ONE Gas	ONE Gas, Inc.
ONE Gas Credit Agreement	ONE Gas’ $700 million revolving credit agreement, as amended, which expires on October 5, 2022
ONEOK	ONEOK, Inc. and its subsidiaries
PBRC	Performance-Based Rate Change
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
Pipeline Safety, Regulatory Certainty and Job Creation Act	Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011, as amended
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
RRC	Railroad Commission of Texas
S&P	Standard & Poor’s Ratings Services
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes	ONE Gas’ registered notes consisting of $300 million of 2.07 percent senior notes due 2019, $300 million of 3.61 percent senior notes due 2024 and $600 million of 4.658 percent notes due 2044.
Separation and Distribution Agreement	Separation and Distribution Agreement dated January 14, 2014, between ONEOK and ONE Gas
WNA	Weather-normalization adjustments
XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ONE Gas, Inc.
STATEMENTS OF INCOME
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2017	2016	2017	2016
	(Thousands of dollars, except per share amounts)
Revenues	$247,142	$232,191	$1,077,239	$986,479
Cost of natural gas	58,769	52,253	404,495	344,439
Net margin	188,373	179,938	672,744	642,040
Operating expenses
Operations and maintenance	95,371	99,402	305,969	302,652
Depreciation and amortization	38,423	36,241	113,293	106,490
General taxes	13,799	13,403	43,518	42,311
Total operating expenses	147,593	149,046	462,780	451,453
Operating income	40,780	30,892	209,964	190,587
Other income	1,042	911	3,163	1,345
Other expense	(444)	(357)	(1,246)	(1,126)
Interest expense, net	(11,495)	(10,809)	(34,281)	(32,504)
Income before income taxes	29,883	20,637	177,600	158,302
Income taxes	(11,086)	(7,900)	(61,724)	(60,521)
Net income	$18,797	$12,737	$115,876	$97,781

Earnings per share
Basic	$0.36	$0.24	$2.21	$1.86
Diluted	$0.36	$0.24	$2.19	$1.85

Average shares (thousands)
Basic	52,488	52,453	52,539	52,452
Diluted	52,926	52,942	52,984	52,962
Dividends declared per share of stock	$0.42	$0.35	$1.26	$1.05
See accompanying Notes to the Financial Statements.

ONE Gas, Inc.
STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2017	2016	2017	2016
	(Thousands of dollars)
Net income	$18,797	$12,737	$115,876	$97,781
Other comprehensive income (loss), net of tax
Change in pension and other postemployment benefit plan liability, net of tax of $(81), $(72), $(242) and $(217), respectively	128	116	386	347
Total other comprehensive income, net of tax	128	116	386	347
Comprehensive income	$18,925	$12,853	$116,262	$98,128
See accompanying Notes to the Financial Statements.

ONE Gas, Inc.
BALANCE SHEETS

	September 30,	December 31,
(Unaudited)	2017	2016
Assets	(Thousands of dollars)
Property, plant and equipment
Property, plant and equipment	$5,643,136	$5,404,168
Accumulated depreciation and amortization	1,730,857	1,672,548
Net property, plant and equipment	3,912,279	3,731,620
Current assets
Cash and cash equivalents	6,872	14,663
Accounts receivable, net	127,689	290,944
Materials and supplies	38,789	34,084
Natural gas in storage	157,641	125,432
Regulatory assets	99,548	83,146
Other current assets	15,014	20,654
Total current assets	445,553	568,923
Goodwill and other assets
Regulatory assets	411,653	440,522
Goodwill	157,953	157,953
Other assets	43,625	43,773
Total goodwill and other assets	613,231	642,248
Total assets	$4,971,063	$4,942,791
See accompanying Notes to the Financial Statements.

ONE Gas, Inc.
BALANCE SHEETS
(Continued)
	September 30,	December 31,
(Unaudited)	2017	2016
Equity and Liabilities	(Thousands of dollars)
Equity and long-term debt
Common stock, $0.01 par value: authorized 250,000,000 shares; issued 52,598,005 shares and outstanding 52,273,444 shares at September 30, 2017; issued 52,598,005 and outstanding 52,283,260 shares at December 31, 2016	$526	$526
Paid-in capital	1,735,638	1,749,574
Retained earnings	221,185	161,021
Accumulated other comprehensive income (loss)	(4,329)	(4,715)
Treasury stock, at cost: 324,561 shares at September 30, 2017 and 314,745 shares at December 31, 2016	(21,028)	(18,126)
Total equity	1,931,992	1,888,280
Long-term debt, excluding current maturities, and net of issuance costs of $8,239 and $8,851, respectively	1,193,052	1,192,446
Total equity and long-term debt	3,125,044	3,080,726
Current liabilities
Notes payable	174,000	145,000
Accounts payable	68,184	131,988
Accrued interest	7,742	18,854
Accrued taxes other than income	44,658	42,571
Accrued liabilities	18,535	22,931
Customer deposits	59,643	61,209
Other current liabilities	19,466	21,380
Total current liabilities	392,228	443,933
Deferred credits and other liabilities
Deferred income taxes	1,089,061	1,038,568
Employee benefit obligations	282,904	303,507
Other deferred credits	81,826	76,057
Total deferred credits and other liabilities	1,453,791	1,418,132
Commitments and contingencies
Total liabilities and equity	$4,971,063	$4,942,791
See accompanying Notes to the Financial Statements.

This page intentionally left blank.

ONE Gas, Inc.
STATEMENTS OF CASH FLOWS
	Nine Months Ended
	September 30,
(Unaudited)	2017	2016
	(Thousands of dollars)
Operating activities
Net income	$115,876	$97,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	113,293	106,490
Deferred income taxes	61,329	59,771
Share-based compensation expense	6,930	9,341
Provision for doubtful accounts	4,508	3,521
Changes in assets and liabilities:
Accounts receivable	158,747	107,762
Materials and supplies	(4,705)	3,227
Natural gas in storage	(32,209)	(2,077)
Asset removal costs	(37,928)	(40,715)
Accounts payable	(65,983)	(32,923)
Accrued interest	(11,112)	(11,182)
Accrued taxes other than income	2,087	2,670
Accrued liabilities	(4,396)	(13,658)
Customer deposits	(1,566)	100
Regulatory assets and liabilities	11,448	(18,726)
Other assets and liabilities	(13,915)	19,053
Cash provided by operating activities	302,404	290,435
Investing activities
Capital expenditures	(249,057)	(231,336)
Other	617	492
Cash used in investing activities	(248,440)	(230,844)
Financing activities
Borrowings (repayments) of notes payable, net	29,000	28,500
Repurchase of common stock	(17,512)	(24,066)
Issuance of common stock	2,208	1,983
Dividends paid	(65,996)	(54,923)
Tax withholdings related to net share settlements of stock compensation	(9,455)	(9,005)
Cash used in financing activities	(61,755)	(57,511)
Change in cash and cash equivalents	(7,791)	2,080
Cash and cash equivalents at beginning of period	14,663	2,433
Cash and cash equivalents at end of period	$6,872	$4,513
See accompanying Notes to the Financial Statements.

ONE Gas, Inc.
STATEMENT OF EQUITY

(Unaudited)	Common Stock Issued	Common Stock	Paid-in Capital
	(Shares)	(Thousands of dollars)

January 1, 2017	52,598,005	$526	$1,749,574
Cumulative effect of accounting change	—	—	—
Net income	—	—	—
Other comprehensive income	—	—	—
Repurchase of common stock	—	—	—
Common stock issued and other	—	—	(14,634)
Common stock dividends - $1.26 per share	—	—	698
September 30, 2017	52,598,005	$526	$1,735,638
See accompanying Notes to the Financial Statements.

ONE Gas, Inc.
STATEMENT OF EQUITY
(Continued)
(Unaudited)	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	(Thousands of dollars)

January 1, 2017	$161,021	$(18,126)	$(4,715)	$1,888,280
Cumulative effect of accounting change	10,982	—	—	10,982
Net income	115,876	—	—	115,876
Other comprehensive income	—	—	386	386
Repurchase of common stock	—	(17,512)	—	(17,512)
Common stock issued and other	—	14,610	—	(24)
Common stock dividends - $1.26 per share	(66,694)	—	—	(65,996)
September 30, 2017	$221,185	$(21,028)	$(4,329)	$1,931,992
See accompanying Notes to the Financial Statements.

ONE Gas, Inc.
NOTES TO THE FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC. These statements also have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The 2016 year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes in our Annual Report. Due to the seasonal nature of our business, the results of operations for the three and nine months ended September 30, 2017, are not necessarily indicative of the results that may be expected for a 12-month period.

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

Other - In October 2017, we filed and received approval from the Oklahoma Insurance Department to form a wholly-owned captive insurance company.

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

Segments - We operate in one reportable and operating business segment: regulated public utilities that deliver natural gas to residential, commercial, industrial, wholesale, public authority and transportation customers. The accounting policies for our segment are the same as described in Note 1 of our Notes to the Financial Statements in our Annual Report. We evaluate our financial performance principally on operating income. For the three and nine months ended September 30, 2017, and 2016, we had no single external customer from which we received 10 percent or more of our gross revenues.

Goodwill Impairment Test - We assess our goodwill for impairment at least annually as of July 1. At July 1, 2017, we assessed qualitative factors to determine whether it was more likely than not that the fair value of our reporting unit was less than its carrying amount. After assessing qualitative factors (including macroeconomic conditions, industry and market considerations, cost factors and overall financial performance), we determined that no further testing was necessary.

Recently Issued Accounting Standards Update - In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” which allows more types of hedging strategies to be eligible for hedge accounting and simplifies application of hedge accounting. This new guidance is required for our interim and annual reports for periods beginning after December 15, 2018, and early adoption is permitted, but must be applied as of the beginning of the fiscal year, or initial application date. The impact of this guidance is not material to us, as we have not elected hedge accounting due to the nature of the types of derivatives we have entered.

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

We will adopt this guidance for our interim and annual reports for periods in the first quarter of 2018. When adopted, the presentation changes required for net periodic benefit costs will not impact previously reported net income; however, the reclassification of the other components of benefits costs will result in an increase in operating income and an increase in other expenses for 2016 and 2017. We will use the retroactive presentation that permits the use of the amounts disclosed for the various components of net benefit cost in our respective Annual Report’s Employee Benefit Plans footnote as the basis for the retrospective application. In addition, we are currently updating our systems for the capitalization of service costs to property and non-service costs to a regulatory asset on a prospective basis, as well as the appropriate accounts for non-service costs to apply retroactive reclassification.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 of the goodwill test, where the measurement of a goodwill impairment loss was determined by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Upon adoption, a goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  We early adopted this new guidance in the current quarter, and it did not have an impact on our financial statements. See our conclusions regarding our current year Goodwill Impairment Test above.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments,’’ which introduces new guidance to the accounting for credit losses on instruments within its scope, including trade receivables. It is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and may be adopted a year earlier. The new guidance will be initially applied through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. We are currently assessing the timing and impacts of adopting this standard, which must be adopted by the first quarter of 2021.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which includes various new aspects to simplify how share-based payments are accounted for and presented in the financial statements. The new standard modifies several aspects of the accounting and reporting for employee share-based payments and related tax accounting impacts, including the presentation in the statements of operations and cash flows. We adopted this new guidance in the first quarter 2017, and in accordance with the transition requirements, we recorded $5.2 million of excess tax benefit in income tax expense and have transitioned all provisions of this new guidance prospectively, other than our presentation of our withholding shares for tax-withholding purposes, which we accounted for retrospectively in the financing activities section of the statement of cash flows. We recorded a noncash cumulative-effect increase of $11.0 million to retained earnings, with an offset to a deferred tax asset, as of the beginning of the reporting period in 2017, for excess tax benefits earned prior to January 1, 2017, that had not been recognized. We continue our use of the estimation method to account for share unit award forfeitures rather than actual forfeitures. The retrospective impact of our withholding shares for tax-withholding purposes to our Statement of Cash Flows for the nine months ended September 30, 2016, was a $9.0 million increase to net cash provided by operating activities and a $9.0 million decrease to net cash used in financing activities.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which prescribes recognizing lease assets and liabilities on the balance sheet and includes disclosure of key information about leasing arrangements.  A modified retrospective transition approach is required for leases existing at the time of adoption. We are evaluating our population of leases, analyzing lease agreements, and holding meetings with cross-functional teams to determine the potential impact of this accounting standard on our financial position and results of operations and the transition approach we will utilize. We are also continuing to monitor the FASB for additional guidance surrounding an exposure draft regarding land easements. This information will help us determine what information will ultimately be disclosed in our financial statements and footnotes. Until this item is resolved, we cannot complete our evaluation of the potential effect the new guidance will have on our financial position, results of operations, cash flows or business processes. We will adopt this new guidance in the first quarter of 2019.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASC 606”), which clarifies and converges the revenue recognition principles under GAAP and International Financial Reporting Standards. In July 2015, FASB delayed the effective date for one year. We have substantially completed evaluating all of our sources of revenue to determine the potential effect on our financial position, results of operations, cash flows and the related accounting policies and business processes. We will adopt this new guidance for our interim and annual reports beginning in the first quarter 2018, using the modified retrospective method. Through our preliminary evaluation, we do not expect a cumulative adjustment to our opening retained earnings, if any, would be material. The only impact we expect would be a reclassification of certain revenues that do not meet the requirements under ASC 606 as revenues from contracts with customers, but will continue to be reflected as other revenues in determining total revenue. The items we expect to reclassify relate primarily to the weather normalization mechanism in Kansas, where the KCC determines how we account for variations in weather. We have determined the majority of our tariffs to be contracts with customers which are settled over time, where our performance obligation is settled with our customer when natural gas is received and simultaneously consumed. In addition, we will elect to use the invoice method, where we will recognize revenue for volumes delivered for which we have a right to invoice.

We will continue monitoring the accounting task forces and FASB for the final conclusions surrounding revenue recognition implementation guidance. This guidance will determine what will ultimately be disclosed in our financial statements and footnotes. In addition to updating our revenue recognition disclosures, additional disclosures may include disaggregation of revenues by types of service, source of revenue or customer class, performance obligations and other types of revenues. Until these items are resolved, we cannot complete our evaluation of the potential effect the new guidance will have on our financial position, results of operations, cash flows or business processes.

2.	REGULATORY ASSETS AND LIABILITIES

The tables below present a summary of regulatory assets, net of amortization, and liabilities for the periods indicated:

	September 30, 2017
	Current	Noncurrent	Total
	(Thousands of dollars)
Under-recovered purchased-gas costs	$43,997	$—	$43,997
Pension and postemployment benefit costs	31,530	399,154	430,684
Weather normalization	19,618	—	19,618
Reacquired debt costs	812	7,500	8,312
Other	3,591	4,999	8,590
Total regulatory assets, net of amortization	99,548	411,653	511,201
Over-recovered purchased-gas costs	(10,471)	—	(10,471)
Ad valorem tax	(356)	—	(356)
Total regulatory liabilities (a)	(10,827)	—	(10,827)
Net regulatory assets (liabilities)	$88,721	$411,653	$500,374
(a) Included in other current liabilities in our Balance Sheets.

	December 31, 2016
	Current	Noncurrent	Total
	(Thousands of dollars)
Under-recovered purchased-gas costs	$29,901	$—	$29,901
Pension and postemployment benefit costs	31,498	427,448	458,946
Weather normalization	17,661	—	17,661
Reacquired debt costs	812	8,108	8,920
Other	3,274	4,966	8,240
Total regulatory assets, net of amortization	83,146	440,522	523,668
Over-recovered purchased-gas costs	(10,154)	—	(10,154)
Ad valorem tax	(1,768)	—	(1,768)
Total regulatory liabilities (a)	(11,922)	—	(11,922)
Net regulatory assets (liabilities)	$71,224	$440,522	$511,746
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

In October 2017, we amended and restated our credit agreement. The ONE Gas Credit Agreement remains a $700.0 million revolving unsecured credit facility, and includes a $20.0 million letter of credit subfacility and a $60.0 million swingline subfacility. We will also be able to request an increase in commitments of up to an additional $500.0 million upon satisfaction of customary conditions, including receipt of commitments from either new lenders or increased commitments from existing lenders. The ONE Gas Credit Agreement expires in October 2022, and is available to provide liquidity for working capital, capital expenditures, acquisitions and mergers, the issuance of letters of credit and for other general corporate purposes.

The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. At September 30, 2017, our total debt-to-capital ratio was 41 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement.

We have a commercial paper program under which we may issue unsecured commercial paper up to a maximum amount of $700 million to fund short-term borrowing needs. The maturities of the commercial paper notes may vary but may not exceed 270 days from the date of issue. The commercial paper notes are generally sold at par less a discount representing an interest factor.

The ONE Gas Credit Agreement is available to repay the commercial paper notes, if necessary. Amounts outstanding under the commercial paper program reduce the borrowing capacity under the ONE Gas Credit Agreement. At September 30, 2017, we had $174.0 million in short-term borrowings, $1.8 million in letters of credit issued under the ONE Gas Credit Agreement and $524.2 million of remaining credit available under the ONE Gas Credit Agreement.

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

In the first six months of 2017, we repurchased approximately 256 thousand shares of our common stock for approximately $17.5 million. We did not repurchase any shares of our common stock during the three months ended September 30, 2017.

In October 2017, we declared a dividend of $0.42 per share ($1.68 per share on an annualized basis) for shareholders of record as of November 13, 2017, payable December 1, 2017.

6.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the effect of reclassifications from accumulated other comprehensive income (loss) in our Statements of Income for the periods indicated:

	Three Months Ended		Nine Months Ended
Details about Accumulated Other Comprehensive	September 30,		September 30,		Affected Line Item in the
Income (Loss) Components	2017	2016	2017	2016	Statements of Income
	(Thousands of dollars)
Pension and other postemployment benefit plan obligations (a)
Amortization of net loss	$10,648	$10,040	$31,944	$30,113
Amortization of unrecognized prior service cost	(1,149)	(909)	(3,447)	(2,725)
	9,499	9,131	28,497	27,388
Regulatory adjustments (b)	(9,290)	(8,943)	(27,869)	(26,824)
	209	188	628	564	Income before income taxes
	(81)	(72)	(242)	(217)	Income tax expense
Total reclassifications for the period	$128	$116	$386	$347	Net income
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

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Three Months Ended September 30, 2017
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$18,797	52,488	$0.36
Diluted EPS Calculation
Effect of dilutive securities	—	438
Net income available for common stock and common stock equivalents	$18,797	52,926	$0.36

	Three Months Ended September 30, 2016
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$12,737	52,453	$0.24
Diluted EPS Calculation
Effect of dilutive securities	—	489
Net income available for common stock and common stock equivalents	$12,737	52,942	$0.24

	Nine Months Ended September 30, 2017
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$115,876	52,539	$2.21
Diluted EPS Calculation
Effect of dilutive securities	—	445
Net income available for common stock and common stock equivalents	$115,876	52,984	$2.19

	Nine Months Ended September 30, 2016
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$97,781	52,452	$1.86
Diluted EPS Calculation
Effect of dilutive securities	—	510
Net income available for common stock and common stock equivalents	$97,781	52,962	$1.85

8.	EMPLOYEE BENEFIT PLANS

In September 2017, we purchased group annuity contracts and transferred approximately $47 million of the assets and liabilities related to certain participants in our defined benefit pension plan to a third-party insurance company.

The following tables set forth the components of net periodic benefit cost for our pension and other postemployment benefit plans for the periods indicated:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$3,044	$3,014	$9,132	$9,042
Interest cost	10,113	11,387	30,339	34,162
Expected return on assets	(14,624)	(15,296)	(43,872)	(45,888)
Amortization of net loss	9,027	8,886	27,081	26,657
Net periodic benefit cost	$7,560	$7,991	$22,680	$23,973

	Other Postemployment Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$627	$637	$1,881	$1,913
Interest cost	2,472	2,626	7,416	7,880
Expected return on assets	(3,147)	(3,070)	(9,441)	(9,212)
Amortization of unrecognized prior service cost	(1,149)	(909)	(3,447)	(2,725)
Amortization of net loss	1,621	1,154	4,863	3,456
Net periodic benefit cost	$424	$438	$1,272	$1,312

We recover qualified pension benefit plan and other postemployment benefit plan costs through rates charged to our customers. Certain regulatory authorities require that the recovery of these costs be based on specific guidelines. The difference between these regulatory-based amounts and the periodic benefit cost calculated pursuant to GAAP is deferred as a regulatory asset or liability and amortized to expense over periods in which this difference will be recovered in rates, as authorized by the applicable regulatory authorities. Regulatory deferrals related to net periodic benefit cost were not material for the three and nine months ended September 30, 2017.

9.	COMMITMENTS AND CONTINGENCIES

Environmental Matters - We are subject to multiple historical, wildlife preservation and environmental laws and/or regulations, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, hazardous materials transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation, and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and nine months ended September 30, 2017 and 2016.

We own or retain legal responsibility for the environmental conditions at 12 former MGP sites in Kansas. These sites contain contaminants generally associated with MGP sites and are subject to control or remediation under various environmental laws and regulations. A consent agreement with the KDHE governs all work at these sites. The terms of the consent agreement require us to investigate these sites and set remediation activities based upon the results of the investigations and risk analysis. Remediation typically involves the management of contaminated soils and may involve removal of structures and monitoring and/or remediation of groundwater.

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

With regard to one of our former MGP sites, periodic monitoring and a 2016 interim site investigation indicated elevated levels of contaminants generally associated with MGP sites. Additional testing and work plan development is underway in 2017 to determine a remediation work plan to present to the KDHE for approval, which could impact our estimates of the cost of remediation at this site. In the fourth quarter of 2016, we estimated the potential costs associated with additional investigation and remediation to be in the range of $4.0 million to $7.0 million. A single reliable estimate of the remediation costs was not feasible due to the amount of uncertainty in the ultimate remediation approach that will be utilized. Accordingly, we recorded a reserve of $4.0 million for this site in the fourth quarter of 2016.

In April 2017, Kansas Gas Service filed an application with the KCC seeking approval of an AAO associated with the costs incurred at, and nearby, its 12 MGP sites. In October 2017, Kansas Gas Service, the KCC staff and the Citizens’ Utility Ratepayer Board filed a unanimous settlement agreement with the KCC.  If approved, the agreement will allow Kansas Gas Service to defer MGP costs (costs that are necessary for investigation and remediation at the 12 former MGP sites) incurred after January 1, 2017, up to a cap of $15.0 million, net of any related insurance recoveries. Costs approved in a future rate proceeding would then be amortized over a 15-year period. The unamortized amounts will not be included in rate base or accumulate carrying charges. At the time future investigation and remediation work, net of any related insurance recoveries, is expected to exceed $15.0 million, Kansas Gas Service will be required to file an application with the KCC for approval to increase the $15.0 million cap. The KCC is expected to issue an order no later than early January 2018. If the agreement is approved, we expect to record a regulatory asset of approximately $5.9 million for estimated costs that have been accrued at January 1, 2017.

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and nine months ended September 30, 2017 and 2016. A number of environmental issues may exist with respect to MGP sites that are unknown to us. Accordingly, future costs are dependent on the final determination and regulatory approval of any remedial actions, the complexity of the site, level of remediation required, changing technology and governmental regulations, and to the extent not recovered by insurance or recoverable in rates from our customers, could be material to our financial condition, results of operations or cash flows.

With the trend toward stricter standards, greater regulation and more extensive permit requirements for the types of assets operated by us, our environmental expenditures could increase in the future, and such expenditures may not be fully recovered by insurance or recoverable in rates from our customers, and those costs may adversely affect our financial condition, results of operations and cash flows. We do not expect expenditures for these matters to have a material adverse effect on our financial condition, results of operations or cash flows.

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

Derivative Instruments -  At September 30, 2017, we held purchased natural gas call options for the heating season ending March 31, 2018, with total notional amounts of 33.5 Bcf, for which we paid premiums of $10.9 million, and had a fair value of $6.9 million. At December 31, 2016, we held purchased natural gas call options for the heating season ended March 31, 2017, with total notional amounts of 14.3 Bcf, for which we paid premiums of $5.4 million, and had a fair value of $6.5 million. The premiums paid and any cash settlements received are recorded as part of our unrecovered purchased-gas costs in current regulatory assets as these contracts are included in, and recoverable through, the purchased-gas cost adjustment mechanisms. Additionally, changes in fair value associated with these contracts are deferred as part of our unrecovered purchased-gas costs in our Balance Sheets. Our natural gas call options are classified as Level 1 as fair value amounts are based on unadjusted quoted prices in active markets including NYMEX-settled prices. There were no transfers between levels for the three and nine months ended September 30, 2017 and 2016.

Other Financial Instruments - The approximate fair value of cash and cash equivalents, accounts receivable and accounts payable is equal to book value, due to the short-term nature of these items. Our cash and cash equivalents are comprised of bank and money market accounts, and are classified as Level 1.

Short-term notes payable and commercial paper are due upon demand and, therefore, the carrying amounts approximate fair value and are classified as Level 1. The book value of our long-term debt, including current maturities, was $1.2 billion at both September 30, 2017 and December 31, 2016. The estimated fair value of our long-term debt, including current maturities, was $1.3 billion and $1.2 billion at September 30, 2017 and December 31, 2016, respectively. The estimated fair value of our

Senior Notes at September 30, 2017 and December 31, 2016, was determined using quoted market prices, and are classified as Level 2.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited financial statements and the Notes to the Financial Statements in this Quarterly Report, as well as our Annual Report.  Due to the seasonal nature of our business, the results of operations for the three and nine months ended September 30, 2017, are not necessarily indicative of the results that may be expected for a 12-month period.

RECENT DEVELOPMENTS

Dividend - In October 2017, we declared a dividend of $0.42 per share ($1.68 per share on an annualized basis) for shareholders of record as of November 13, 2017, payable December 1, 2017.

REGULATORY ACTIVITIES

Oklahoma - In March 2017, Oklahoma Natural Gas filed its first annual PBRC following the general rate case that was approved in January 2016. This filing was based on a calendar test year of 2016. The PBRC filing demonstrated that Oklahoma Natural Gas was earning within the allowed return on equity range of 9.0 to 10.0 percent. Therefore, Oklahoma Natural Gas did not seek a modification to base rates. The filing also requested an energy efficiency program true-up and utility incentive adjustment of approximately $1.9 million. A joint stipulation and settlement agreement was approved by the OCC in August 2017. As required, PBRC filings are made annually on March 15, until the next general rate case, which is currently required to be filed on or before June 30, 2021, based on a calendar test year of 2020.

Kansas - In August 2017, Kansas Gas Service submitted an application to the KCC requesting an increase of approximately $2.9 million related to its GSRS. An order from the KCC is expected no later than December 2017, with new rates effective January 1, 2018.

In April 2017, Kansas Gas Service filed an application with the KCC seeking approval of an AAO associated with the costs incurred at, and nearby, its 12 MGP sites. In October 2017, Kansas Gas Service, the KCC staff and the Citizens’ Utility Ratepayer Board filed a unanimous settlement agreement with the KCC.  If approved, the agreement will allow Kansas Gas Service to defer MGP costs (costs that are necessary for investigation and remediation at the 12 former MGP sites) incurred after January 1, 2017, up to a cap of $15.0 million, net of any related insurance recoveries. Costs approved in a future rate proceeding would then be amortized over a 15-year period. The unamortized amounts will not be included in rate base or accumulate carrying charges. At the time future investigation and remediation work, net of any related insurance recoveries, is expected to exceed $15.0 million, Kansas Gas Service will be required to file an application with the KCC for approval to increase the $15.0 million cap. The KCC is expected to issue an order no later than early January 2018. If the agreement is approved, we expect to record a regulatory asset of approximately $5.9 million for estimated costs that have been accrued at January 1, 2017.

In May 2016, Kansas Gas Service filed a request with the KCC for an increase in base rates, reflecting system investments and operating costs necessary to maintain the safety and reliability of its natural gas distribution system. In October 2016, Kansas Gas Service reached a unanimous settlement agreement with all parties for a net increase in base rates of approximately $8.1 million. Including the GSRS of approximately $7.4 million, the total base rate increase was $15.5 million. The agreement was a “black-box settlement,” meaning the parties agreed to a specific revenue number but no specific return on equity or determination with respect to other contested issues. Additionally, the agreement modified the weather normalization clause to accrue the variation in net margin resulting from the difference in actual weather relative to normal weather over 12 months, rather than five months. The KCC approved the new rates effective January 1, 2017.

Texas - West Texas Service Area - In March 2017, Texas Gas Service made GRIP filings for all customers in the West Texas service area. The RRC and the cities approved an increase of $4.3 million for the customers in the service area, and new rates became effective in July 2017.

In March 2016, Texas Gas Service filed a rate case for its El Paso, Dell City and Permian service areas, as well as consolidation of these three areas. In September 2016, the RRC approved the consolidation and a base rate increase of $8.8 million, which was based on a 9.5 percent return on equity and a 60.1 percent common equity ratio. In October 2016, new rates went into effect for all customers, except for those in the cities of the former Permian service area. Texas Gas Service filed for these new rates for customers in the cities of the former Permian service area in October 2016, and the rates became effective in December 2016.

Rio Grande Valley Service Area - In October 2017, Texas Gas Service filed a rate case requesting an increase in revenues of $0.5 million for its unincorporated areas of the Rio Grande Valley service area. If approved, new rates are expected to be effective in the fourth quarter of 2017.

In June 2017, Texas Gas Service filed a rate case for customers in its Rio Grande Valley service area. In October 2017, Texas Gas Service and the cities in the Rio Grande Valley service area agreed to an increase of $3.6 million, and new rates became effective in October 2017.

Central Texas Service Area - In March 2017, Texas Gas Service made GRIP filings for customers of the consolidated Central Texas service area. The cities and the RRC approved an increase of $4.9 million, and new rates became effective in June 2017.

In June 2016, Texas Gas Service filed a rate case for its Central Texas and South Texas service areas. The filing included a request to consolidate the South Texas service area with the Central Texas service area. Texas Gas Service filed this rate case directly with the cities of the Central Texas service area, which includes the city of Austin, and the RRC for the unincorporated areas. In October 2016, all parties to the filing reached a unanimous settlement agreement for an increase in revenues of $6.8 million for the new consolidated service area. New rates were effective in November 2016, for customers in the cities of the former Central Texas service area. RRC approval was received in November 2016 and new rates became effective for customers in the unincorporated areas of the new consolidated Central Texas service area the same month. Texas Gas Service received approval for the same rates in the incorporated areas of the former South Texas service area, with new rates effective in January 2017.

Gulf Coast Service Area - In December 2015, Texas Gas Service filed a rate case for its Galveston and South Jefferson County service areas, which included a request to consolidate these two service areas into a new Gulf Coast service area. Texas Gas Service filed this rate case directly with the incorporated cities and the RRC for the unincorporated areas. Texas Gas Service reached a unanimous settlement agreement with representatives of the cities and the staff of the RRC, on behalf of the unincorporated areas for an increase in revenues of $2.3 million. Following RRC approval, new rates became effective in May 2016.

Other Texas Service Areas - In the normal course of business, Texas Gas Service has sought GRIP and COSA increases in various other Texas jurisdictions to address investments in rate base and changes in expenses. Annual rate increases associated with approved filings totaled $1.4 million for the nine months ended September 30, 2017, and $2.0 million for the year ended 2016.

OTHER

In October 2017, we filed and received approval from the Oklahoma Insurance Department to form a wholly-owned captive insurance company.

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

Selected Financial Results - For the three months ended September 30, 2017, net income was $18.8 million, or $0.36 per diluted share, compared with $12.7 million, or $0.24 per diluted share in the same period last year. For the nine months ended September 30, 2017, net income was $115.9 million, or $2.19 per diluted share, compared with $97.8 million, or $1.85 per diluted share in the same period last year. Our prospective adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” resulted in favorable impacts to income tax expense and our net income from recording $5.2 million of excess tax benefits as a reduction to income tax expense in the first quarter 2017. The following table sets forth certain selected financial results for our operations for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2017 vs. 2016		2017 vs. 2016
Financial Results	2017	2016	2017	2016	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars, except percentages)
Natural gas sales	$218.7	$204.3	$981.9	$892.9	$14.4	7%	$89.0	10%
Transportation revenues	21.5	21.2	73.1	72.2	0.3	1%	0.9	1%
Cost of natural gas	58.8	52.2	404.5	344.4	6.6	13%	60.1	17%
Net margin, excluding other revenues	181.4	173.3	650.5	620.7	8.1	5%	29.8	5%
Other revenues	6.9	6.6	22.2	21.3	0.3	5%	0.9	4%
Net margin	188.3	179.9	672.7	642.0	8.4	5%	30.7	5%
Operating costs	109.1	112.7	349.4	344.9	(3.6)	(3)%	4.5	1%
Depreciation and amortization	38.4	36.3	113.3	106.5	2.1	6%	6.8	6%
Operating income	$40.8	$30.9	$210.0	$190.6	$9.9	32%	$19.4	10%
Capital expenditures	$94.4	$86.5	$249.1	$231.3	$7.9	9%	$17.8	8%

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

The following table sets forth our net margin, excluding other revenues, by type of customer, for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
Net Margin, Excluding Other	September 30,		September 30,		2017 vs. 2016		2017 vs. 2016
Revenues	2017	2016	2017	2016	Increase (Decrease)		Increase (Decrease)
Natural gas sales	(Millions of dollars, except percentages)
Residential	$133.4	$126.9	$481.2	$454.4	$6.5	5%	$26.8	6%
Commercial and industrial	25.4	24.1	91.9	89.6	1.3	5%	2.3	3%
Wholesale and public authority	1.1	1.1	4.3	4.5	—	—%	(0.2)	(4)%
Net margin on natural gas sales	159.9	152.1	577.4	548.5	7.8	5%	28.9	5%
Transportation revenues	21.5	21.2	73.1	72.2	0.3	1%	0.9	1%
Net margin, excluding other revenues	$181.4	$173.3	$650.5	$620.7	$8.1	5%	$29.8	5%

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

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2017 vs. 2016		2017 vs. 2016
Net Margin on Natural Gas Sales	2017	2016	2017	2016	Increase (Decrease)		Increase (Decrease)
Net margin on natural gas sales	(Millions of dollars, except percentages)
Fixed margin	$142.0	$137.0	$422.7	$418.8	$5.0	4%	$3.9	1%
Variable margin	17.9	15.1	154.7	129.7	2.8	19%	25.0	19%
Net margin on natural gas sales	$159.9	$152.1	$577.4	$548.5	$7.8	5%	$28.9	5%

Net margin increased $8.4 million for the three months ended September 30, 2017, compared with the same period last year, due primarily to the following:

•	an increase of $5.7 million from new rates in Texas and Kansas;

•	an increase of $1.0 million in residential sales due primarily to net customer growth in Oklahoma and Texas; and

•	an increase of $0.9 million from the impact of the modified weather-normalization mechanism in Kansas.

Net margin increased $30.7 million for the nine months ended September 30, 2017, compared with the same period last year, due primarily to the following:

•	an increase of $20.0 million from new rates in Texas and Kansas;

•	an increase of $5.5 million from the impact of weather-normalization mechanisms, which offset warmer weather in 2017 compared with the same period in 2016;

•	an increase of $2.7 million in residential sales due primarily to net customer growth in Oklahoma and Texas; and

•	an increase of $1.7 million due primarily to higher transportation volumes from customers in Oklahoma and Kansas.

Operating costs decreased $3.6 million for the three months ended September 30, 2017, compared with the same period last year, due primarily to the following:

•	a decrease of $1.6 million in costs associated with pipeline maintenance activities; and

•	a decrease of $1.3 million in legal-related costs.

Operating costs increased $4.5 million for the nine months ended September 30, 2017, compared with the same period last year, due primarily to the following:

•
an increase of $2.4 million from the deferral in the first quarter of 2016 of certain information technology costs incurred as a result of our separation from ONEOK in 2014, which was approved in Oklahoma as a regulatory asset;

•	an increase of $1.7 million in information technology costs;

•	an increase of $1.5 million in employee-related costs;

•	an increase of $1.0 million in bad debt expense; and

•	an increase of $0.8 million in costs associated with pipeline maintenance activities; offset partially by

•	a decrease of $3.1 million in legal-related costs.

Depreciation and amortization expense increased $2.1 million and $6.8 million for the three and nine months ended September 30, 2017, respectively, compared with the same periods last year, due primarily to an increase in depreciation from our capital expenditures being placed in service, offset by decreases of $0.6 million and $1.7 million, respectively, in amortization expense associated primarily with other postemployment benefit deferrals in Kansas.

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

Capital expenditures increased $7.9 million and $17.8 million for the three and nine months ended September 30, 2017, respectively, compared with the same periods last year, due primarily to increased system integrity activities and extending service to new areas.

Selected Operating Information - The following tables set forth certain selected operating information for the periods indicated:

	Three Months Ended								Variances
	September 30,								2017 vs. 2016
(in thousands)	2017				2016				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	788	577	618	1,983	782	576	612	1,970	6	1	6	13
Commercial and industrial	72	50	34	156	71	50	34	155	1	—	—	1
Wholesale and public authority	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	6	1	12	6	6	1	13	(1)	—	—	(1)
Total customers	865	633	656	2,154	859	632	650	2,141	6	1	6	13

	Nine Months Ended								Variances
	September 30,								2017 vs. 2016
(in thousands)	2017				2016				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	793	583	618	1,994	788	582	612	1,982	5	1	6	12
Commercial and industrial	73	50	35	158	73	50	35	158	—	—	—	—
Wholesale and public authority	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	6	6	1	13	5	6	1	12	1	—	—	1
Total customers	872	639	657	2,168	866	638	651	2,155	6	1	6	13

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Volumes (MMcf)	2017	2016	2017	2016
Natural gas sales
Residential	7,449	7,425	69,578	69,687
Commercial and industrial	3,808	3,590	22,993	22,408
Wholesale and public authority	223	261	1,211	1,542
Total volumes sold	11,480	11,276	93,782	93,637
Transportation	46,412	46,036	156,589	154,857
Total volumes delivered	57,892	57,312	250,371	248,494

Total volumes sold increased slightly for the three months ended September 30, 2017, compared with the same period last year. The impact of weather on residential and commercial net margin is mitigated by weather-normalization mechanisms in all jurisdictions.

Wholesale sales represent contracted natural gas volumes that exceed the needs of our residential, commercial and industrial customer base and are available for sale to other parties. The impact to net margin from changes in volumes associated with these customers is minimal.

	Three Months Ended
	September 30,
	2017		2016		2017 vs. 2016	2017	2016
Heating Degree Days	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	3	2	3	2	—%	150%	150%
Kansas	13	58	19	52	(32)%	22%	37%
Texas	1	1	2	1	(50)%	100%	200%

	Nine Months Ended
	September 30,
	2017		2016		2017 vs. 2016	2017	2016
Heating Degree Days	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	1,577	1,968	1,730	1,968	(9)%	80%	88%
Kansas	2,344	2,980	2,459	2,965	(5)%	79%	83%
Texas	659	1,063	899	1,034	(27)%	62%	87%

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

Short-term Financing - In October 2017, we amended and restated our credit agreement. The ONE Gas Credit Agreement remains a $700.0 million revolving unsecured credit facility, and includes a $20.0 million letter of credit subfacility and a $60.0 million swingline subfacility. We will also be able to request an increase in commitments of up to an additional $500.0 million upon satisfaction of customary conditions, including receipt of commitments from either new lenders or increased commitments from existing lenders. The ONE Gas Credit Agreement expires in October 2022, and is available to provide liquidity for working capital, capital expenditures, acquisitions and mergers, the issuance of letters of credit and for other general corporate purposes.

The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. At September 30, 2017, our total debt-to-capital ratio was 41 percent, and we were in compliance with all covenants under the ONE Gas Credit Agreement.

We have a commercial paper program under which we may issue unsecured commercial paper up to a maximum amount of $700 million to fund short-term borrowing needs. The maturities of the commercial paper notes may vary but may not exceed 270 days from the date of issue. The commercial paper notes are generally sold at par less a discount representing an interest factor.

The ONE Gas Credit Agreement is available to repay the commercial paper notes, if necessary. Amounts outstanding under the commercial paper program reduce the borrowing capacity under the ONE Gas Credit Agreement. At September 30, 2017, we had $174.0 million in short-term borrowings and $1.8 million in letters of credit issued under the ONE Gas Credit Agreement. At September 30, 2017, we had approximately $6.9 million of cash and cash equivalents and $524.2 million of remaining credit available under the ONE Gas Credit Agreement. The total amount of short-term borrowings authorized by ONE Gas’ Board of Directors is $1.2 billion.

Long-Term Debt - The indenture governing our Senior Notes includes an event of default upon the acceleration of other indebtedness of $100 million or more. Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding Senior Notes to declare those Senior Notes immediately due and payable in full. At September 30, 2017, our long-term debt-to-capital ratio was 38 percent.

Credit Ratings - Our credit ratings as of September 30, 2017, were:

Rating Agency	Rating	Outlook
Moody’s	A2	Stable
S&P	A	Stable

Our commercial paper is currently rated Prime-1 by Moody’s and A-1 by S&P. We intend to maintain strong credit metrics while we pursue a balanced approach to capital investment and a return of capital to shareholders via a dividend that we believe will be competitive with our peer group.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Nine Months Ended
	September 30,		Variance
	2017	2016	2017 vs. 2016
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$302.4	$290.4	$12.0
Investing activities	(248.4)	(230.8)	(17.6)
Financing activities	(61.8)	(57.5)	(4.3)
Change in cash and cash equivalents	(7.8)	2.1	(9.9)
Cash and cash equivalents at beginning of period	14.7	2.4	12.3
Cash and cash equivalents at end of period	$6.9	$4.5	$2.4

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

Operating cash flows were higher for the nine months ended September 30, 2017, compared with the same period in 2016, due primarily to an increase in net income, offset partially by cash flows from operating asset and liability changes. Working capital changes related to accounts payable and natural gas in storage were impacted by higher costs of natural gas in the first nine months of 2017, compared with the same period in 2016. Changes in accounts receivable were impacted by a higher cost of natural gas delivered in the fourth quarter of 2016 collected in the nine months ended September 30, 2017, compared with the same period in 2015 collected in the nine months ended September 30, 2016. Additionally, we collected a tax receivable in 2016 related to the extension of the IRS rules for bonus depreciation in late 2015.

Investing Cash Flows - Cash used in investing activities increased for the nine months ended September 30, 2017, compared with the prior period, due primarily to an increase in capital expenditures related to increased system integrity activities and extending service to new areas during the nine months ended September 30, 2017.

Financing Cash Flows - Cash used in financing activities increased for the nine months ended September 30, 2017, compared with the prior period, due primarily to an increase in the dividend rate of seven cents compared with the same period in 2016, offset by the purchase of fewer shares of treasury stock.

ENVIRONMENTAL, SAFETY AND REGULATORY MATTERS

Environmental Matters - We are subject to multiple historical, wildlife preservation and environmental laws and/or regulations that affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, hazardous materials transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation, and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and nine months ended September 30, 2017 and 2016.

We own or retain legal responsibility for the environmental conditions at 12 former MGP sites in Kansas. These sites contain contaminants generally associated with MGP sites and are subject to control or remediation under various environmental laws and regulations. A consent agreement with the KDHE governs all work at these sites. The terms of the consent agreement require us to investigate these sites and set remediation activities based upon the results of the investigations and risk analysis. Remediation typically involves the management of contaminated soils and may involve removal of structures and monitoring and/or remediation of groundwater.

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

With regard to one of our former MGP sites, periodic monitoring and a 2016 interim site investigation indicated elevated levels of contaminants generally associated with MGP sites. Additional testing and work plan development is underway in 2017 to determine a remediation work plan to present to the KDHE for approval, which could impact our estimates of the cost of remediation at this site. In the fourth quarter of 2016, we estimated the potential costs associated with additional investigation and remediation to be in the range of $4.0 million to $7.0 million. A single reliable estimate of the remediation costs was not feasible due to the amount of uncertainty in the ultimate remediation approach that will be utilized. Accordingly, we recorded a reserve of $4.0 million for this site in the fourth quarter of 2016.

In April 2017, Kansas Gas Service filed an application with the KCC seeking approval of an AAO associated with the costs incurred at, and nearby, its 12 MGP sites. In October 2017, Kansas Gas Service, the KCC staff and the Citizens’ Utility Ratepayer Board filed a unanimous settlement agreement with the KCC.  If approved, the agreement will allow Kansas Gas Service to defer MGP costs (costs that are necessary for investigation and remediation at the 12 former MGP sites) incurred after January 1, 2017, up to a cap of $15.0 million, net of any related insurance recoveries. Costs approved in a future rate proceeding would then be amortized over a 15-year period. The unamortized amounts will not be included in rate base or accumulate carrying charges. At the time future investigation and remediation work, net of any related insurance recoveries, is expected to exceed $15.0 million, Kansas Gas Service will be required to file an application with the KCC for approval to increase the $15.0 million cap. The KCC is expected to issue an order no later than early January 2018. If the agreement is approved, we expect to record a regulatory asset of approximately $5.9 million for estimated costs that have been accrued at January 1, 2017.

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and nine months ended September 30, 2017 and 2016. A number of environmental issues may exist with respect to MGP sites that are unknown to us. Accordingly, future costs are dependent on the final determination and regulatory approval of any remedial actions, the complexity of the site, level of remediation required, changing technology and governmental regulations, and to the extent not recovered by insurance or recoverable in rates from our customers, could be material to our financial condition, results of operations or cash flows.

With the trend toward stricter standards, greater regulation and more extensive permit requirements for the types of assets operated by us, our environmental expenditures could increase in the future, and such expenditures may not be fully recovered by insurance or recoverable in rates from our customers, and those costs may adversely affect our financial condition, results of operations and cash flows. We do not expect expenditures for these matters to have a material adverse effect on our financial condition, results of operations or cash flows.

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the third quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Credit Agreement, dated as of October 5, 2017, among ONE Gas, Inc., Bank of America, N.A., as administrative agent, swingline lender and a letter of credit issuer, and the other lenders and letter of credit issuers parties thereto (incorporated by reference to Exhibit 10.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed October 6, 2017 (File No. 1-36108)).

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

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Statements of Income for the three and nine months ended September 30, 2017 and 2016; (iii) Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016; (iv) Balance Sheets at September 30, 2017 and December 31, 2016; (v) Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; (vi) Statement of Equity for the nine months ended September 30, 2017; and (vii) Notes to the Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 31, 2017		ONE Gas, Inc.
Registrant

	By:	/s/ Curtis L. Dinan
Curtis L. Dinan
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)