Form 10-K
period 2017-12-31
ONE Gas, Inc.
filed 2018-02-22
CIK 1587732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X  No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one) Large accelerated filer X Accelerated filer __     Non-accelerated filer __
Smaller reporting company __ Emerging growth company __

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes__ No X
The aggregate market value of the equity securities held by nonaffiliates based on the closing trade price of the registrant on June 30, 2017, was $3.5 billion.

On February 9, 2018, we had 52,315,980 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 24, 2018, are incorporated by reference in Part III.

ONE Gas, Inc.
2017 ANNUAL REPORT

As used in this Annual Report, references to “we,” “our,” “us” or the “company” refer to ONE Gas, Inc., an Oklahoma corporation, and its predecessors and subsidiaries, unless the context indicates otherwise.

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Annual Report are defined as follows:

AAO	Accounting Authority Order
ADIT	Accumulated deferred income tax
ACA	Annual Cost Adjustment
AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2017
ASU	Accounting Standards Update
ATSR	Ad-Valorem Tax Surcharge Rider
Bcf	Billion cubic feet
CERCLA	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
CFTC	Commodities Futures Trading Commission
Clean Air Act	Federal Clean Air Act, as amended
Clean Water Act	Federal Water Pollution Control Amendments of 1972, as amended
CNG	Compressed natural gas
Code	Internal Revenue Code of 1986, as amended
COG	Cost of gas
COGR	Cost of gas rider
COSA	Cost-of-Service Adjustment
DOT	United States Department of Transportation
Dth	Dekatherm
ECP	The ONE Gas, Inc. Equity Compensation Plan
EPA	United States Environmental Protection Agency
EPARR	El Paso Annual Rate Review
EPS	Earnings per share
EPSA	El Paso Service Area
ESPP	The ONE Gas, Inc. Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
GPAC	Gas Pipeline Advisory Committee
GRIP	Texas Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
Heating Degree Day or HDD
A measure designed to reflect the demand for energy needed for heating based on the extent to which the daily average temperature falls below a reference temperature for which no heating is required, usually 65 degrees Fahrenheit

IRS	U.S. Internal Revenue Service
IRS Ruling	Private Letter Ruling from IRS
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
kWh	Kilowatt hour
LDC	Local distribution company
LIBOR	London Interbank Offered Rate
MGP	Manufactured gas plant
MMcf	Million cubic feet
Moody’s	Moody’s Investors Service, Inc.
NOL	Net operating loss
NPRM	Notice of proposed rulemaking
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
OCC	Oklahoma Corporation Commission

ONE Gas	ONE Gas, Inc.
ONE Gas Credit Agreement	ONE Gas’ $700 million amended and restated revolving credit agreement, which expires on October 5, 2022
ONEOK	ONEOK, Inc. and its subsidiaries
ONEOK Partners	ONEOK Partners, L.P. and its subsidiaries
OSHA	Occupational Safety and Health Administration
PBRC	Performance-Based Rate Change
PGA	Purchased Gas Adjustment
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
Pipeline Safety Improvement Act	Pipeline Safety Improvement Act of 2002, as amended
Pipeline Safety, Regulatory Certainty and Job Creation Act	Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011, as amended
ROE	Return on equity calculated consistent with utility ratemaking principles in each jurisdiction in which we operate
RRC	Railroad Commission of Texas
S&P	Standard and Poor’s Rating Services
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes	ONE Gas’ registered notes consisting of $300 million of 2.07 percent senior notes due 2019, $300 million of 3.61 percent senior notes due 2024 and $600 million of 4.658 percent notes due 2044.
Separation and Distribution Agreement	Separation and Distribution Agreement dated January 14, 2014, between ONEOK and ONE Gas
TAC	Temperature Adjustment Clause
Tax Matters Agreement	Tax Matters Agreement dated January 14, 2014, between ONEOK and ONE Gas
WNA	Weather normalization adjustments
XBRL	eXtensible Business Reporting Language

The statements in this Annual Report that are not historical information, including statements concerning plans and objectives of management for future operations, economic performance or related assumptions, are forward-looking statements. Forward-looking statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “should,” “goal,” “forecast,” “guidance,” “could,” “may,” “continue,” “might,” “potential,” “scheduled” and other words and terms of similar meaning.  Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that such expectations and assumptions will be achieved.  Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under Part I, Item 1A, Risk Factors, and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, Forward-Looking Statements, in this Annual Report.

PART I

ITEM 1.    BUSINESS

OUR BUSINESS

ONE Gas, Inc. is incorporated under the laws of the state of Oklahoma. Our common stock is listed on the NYSE under the trading symbol “OGS,” and is included in the S&P MidCap 400 Index. We are a 100-percent regulated natural gas distribution utility, headquartered in Tulsa, Oklahoma. We are one of the largest publicly traded natural gas utilities in the United States, and successor to the company founded in 1906 as Oklahoma Natural Gas Company, which became ONEOK, Inc. (NYSE: OKE) in 1980. On January 31, 2014, ONE Gas officially separated from ONEOK.

We provide natural gas distribution services to more than 2 million customers, and are the largest natural gas distributor in Oklahoma and Kansas and the third largest in Texas, in terms of customers. We serve residential, commercial and industrial, transportation and wholesale, and public authority customers in all three states. Our largest natural gas distribution markets in terms of customers are Oklahoma City and Tulsa, Oklahoma; Kansas City, Wichita and Topeka, Kansas; and Austin and El Paso, Texas. Our three divisions, Oklahoma Natural Gas, Kansas Gas Service and Texas Gas Service, distribute natural gas to approximately 88 percent, 72 percent and 13 percent of the natural gas distribution customers in Oklahoma, Kansas and Texas, respectively.

OUR STRATEGY

We operate with a mission to deliver natural gas for a better tomorrow. Our vision is to be a premier natural gas distribution company, creating exceptional value for all stakeholders. Our business strategy is focused on operating our systems in a safe, reliable and environmentally responsible manner and growing our business strategically, while delivering quality customer service. We believe this will enable us to generate a competitive total return for our shareholders and maintain our financial stability, leading to our strategic goals of zero harm, a fair return and satisfied customers.

We intend to accomplish our objectives by executing on the following strategies:

•
Focus on Safety, Reliability and Compliance - We are committed, first and foremost, to pursuing a zero-incident safety and 100-percent compliance culture through programs, procedures, policies, guidelines and other internal controls designed to mitigate risk and incidents that may harm our employees, contractors, customers, the public or the environment. Additionally, a significant portion of our capital spending is focused on the safety, integrity, reliability and efficiency of our natural gas distribution system. We are committed to compliance with all federal, state and local laws and regulations.

•
High-performing Workforce - The foundation of our company is our employees. Our success begins with our people and a commitment to attracting, selecting, retaining and developing a high-performing, ethical workforce where every employee understands that they can and do make a difference. We embrace and promote inclusion, diversity and collaboration. We expect a high standard of performance from our employees, and encourage our workforce to measure their productivity and be accountable for the best work possible. Each day that we do our best to safely, efficiently and ethically meet the needs of our customers is a day that leads to individual success and, ultimately, the success of the company.

•
Increase Our Achieved ROE - We continually seek to increase our achieved ROE through improved operational performance, regulatory mechanisms and incremental transportation revenues. The difference between our achieved and allowed ROE is related primarily to regulatory lag. We make investments that increase our rate base and we incur increases in our costs that are above the amounts reflected in the rates we charge for our service.

We continue to leverage technology to improve our operational performance. Ongoing initiatives to expand the use of technology in key areas of operations and customer service are expected to result in increased efficiency, thereby helping reduce the rate of increasing expenses.

Our focus on credit metrics and maintaining a balanced approach to capital management are significant objectives in providing reasonable rates to customers while also providing a fair return to shareholders. We believe that maintaining an investment-grade credit rating is prudent for our business as we seek to access the capital markets to finance capital investments. As a 100-percent regulated utility, we intend to maintain strong credit metrics while we pursue a balanced approach to capital investment and a return of capital to shareholders via a dividend that we believe will be competitive with our peer group.

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

We believe the competitiveness of natural gas is increasing, creating new market opportunities for natural gas as an energy source within our existing service territories. Our emphasis on safety and a satisfying customer service experience makes our business an important part of the communities we serve. Natural gas remains positioned within the United States energy economy as the foundation fuel of scale, which we believe will support sustainable growth opportunities, energy independence and national security.

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

Oklahoma - Oklahoma Natural Gas currently operates under a PBRC mechanism, which provides for streamlined annual rate reviews between rate cases and includes adjustments for incremental capital investment and allowed expenses. Under this mechanism, we have an allowed ROE of between 9 percent and 10 percent. If our achieved ROE is below 9 percent, our base rates are increased upon OCC approval to an amount necessary to restore the ROE to 9.5 percent. If our achieved ROE exceeds 10 percent, the portion of the earnings that resulted in an achieved ROE that exceeds 10 percent is shared with our customers, who receive the benefit of 75 percent of the portion of earnings that resulted in an achieved ROE that exceeds 10 percent. We receive the benefit of the remaining 25 percent. Oklahoma Natural Gas is required to file a rate case on or before June 30, 2021, based on a test year consisting of the twelve months ending December 31, 2020. Other regulatory mechanisms in Oklahoma include the following:

•
Rate Design for Residential Customers - Oklahoma Natural Gas is authorized to utilize a rate structure providing customers with two rate choices. Rate Choice “A” is designed for customers whose annual normalized volume is less than 50 Dth. These customers pay a fixed monthly service charge and a per Dth delivery fee. Although a portion of the net margin for customers in Rate Choice “A” is dependent on usage, these customers use relatively small quantities of natural gas and therefore the net margin that is dependent on usage is not significant. The fixed monthly residential customer charge is $16.98, with a delivery fee of $4.1143 per Dth for these customers. Rate Choice “B” is designed for customers whose annual normalized volume is 50 Dth or greater. These customers pay only a fixed monthly service charge of $34.12. At December 31, 2017, 72 percent of Oklahoma Natural Gas’ residential customers were on Rate Choice “B.”

•
Rate Design for Commercial and Industrial Customers - Oklahoma Natural Gas is authorized to utilize a structure providing two different rate choices for its Small Commercial and Industrial, or SCI, customers. Rate Choice “A” is designed for SCI customers whose annual normalized volume is less than 40 Dth. These customers pay both a fixed monthly service charge of $20.81 and a delivery fee of $4.5599 per Dth. Rate Choice “B” is designed for SCI customers whose annual normalized volume is 40 Dth or greater but less than 150 Dth. These customers pay only a fixed monthly service charge of $36.01. All of Oklahoma Natural Gas’ Large Commercial and Industrial, or LCI, customers, whose annual volume is 150 Dth or greater, but less than 5,000 Dth, pay a fixed monthly service charge of $96.11. At December 31, 2017, 79 percent of Oklahoma Natural Gas’ commercial and industrial customers were on either SCI Rate Choice “B” or LCI.

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

•
Energy Efficiency Programs - Oklahoma Natural Gas has energy efficiency programs, available to all of its sales customers.  The costs associated with these programs and an incentive to offer these programs are recovered through a monthly surcharge on customer bills. Oklahoma Natural Gas collects approximately $15.4 million each year from sales customers to fund the programs, which provides rebates for energy efficient natural gas appliances.

•
CNG Rebate Program - The CNG rebate program is designed to promote and support the CNG market in the state of Oklahoma by offering rebates to Oklahoma residents who purchase dedicated and bi-fueled natural gas vehicles or install residential CNG fueling stations. The rebates are funded by a $0.25 per gasoline gallon equivalent surcharge that Oklahoma Natural Gas is authorized to collect on fuel purchased from a CNG dispenser owned by Oklahoma Natural Gas. Collections from the surcharge to fund the program were not material in 2017.

For the year ended December 31, 2017, approximately 88 percent of Oklahoma Natural Gas’ net margin from its sales customers was recovered from fixed charges.

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

•
WNA Clause - In 2016, the WNA Clause required Kansas Gas Service to accrue the variation in net margin resulting from actual weather differing from normal weather occurring from November through March. Beginning in April 2017, the WNA mechanism allows an accrual each month of the year. WNA is designed to reduce the delivery charge component of customers’ bills for the additional volumes used when the actual HDDs exceed the normalized HDDs and to increase the delivery charge component of customers’ bills for the reduction in volumes used when actual HDDs are less than the normal HDDs. Normal HDDs are established through rate proceedings and are based on a 30-year average for years 1981-2010 published by the National Oceanic and Atmospheric Administration, as calculated using 4 weather stations across Kansas and weighted on HDDs by weather station and customers for Kansas. Annually, the amount of the adjustment is determined and is then applied to customers’ bills over the subsequent 12-month period. Prior to April 2017, Normal HDDs were based on a 30-year average for years 1981-2010 published by the National Oceanic and Atmospheric Administration, as calculated using 13 weather stations across Kansas and weighted on HDDs by weather station and customers for Kansas.

•
ATSR - This rider requires Kansas Gas Service to recover the difference each year between the property tax costs included in its base rates and its actual property tax costs incurred without having to file a rate case. The amount of the adjustment is determined annually and recovered over the subsequent 12 months as a change in the delivery charge component of customers’ bills.

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

The fixed monthly residential customer charge for Kansas Gas Service was $16.70, and for the year ended December 31, 2017, approximately 54 percent of Kansas Gas Service’s net margin from its sales customers was recovered from fixed charges.

Texas - Texas Gas Service has grouped its customers into six service areas. These service areas are further divided into the incorporated cities and the unincorporated areas, referred to as the environs. The incorporated cities in the service areas have original jurisdiction, with the RRC having appellate authority, and the RRC has original jurisdiction for the environs. Periodic rate cases are filed with the cities or the RRC, as needed, to reflect Texas Gas Service’s authorized revenue requirement. Other regulatory mechanisms and constructs in Texas include the following:

•
GRIP Statute - For the incorporated cities in three of the service areas and for the environs in five of the service areas, comprising 81 percent of Texas Gas Service’s customers, Texas Gas Service makes an annual filing under the GRIP statute, which allows it to recover taxes and depreciation and to earn a return on the annual net increase in investment for the service area. After five annual GRIP filings, Texas Gas Service is required to file a full rate case. A full rate case may be filed at shorter intervals if desired by either Texas Gas Service or the regulator.

•
COSA Filings - In three of the service areas, comprising 19 percent of its customers, Texas Gas Service makes an annual COSA filing for the incorporated cities. COSA tariffs permit Texas Gas Service to recover return, taxes and depreciation on the annual increases in net investment, as well as annual increases or decreases in certain expenses and revenues. The COSAs have a cap of 3.5 percent to 5 percent on the expense portion of the increase. A full rate case may be filed when desired by Texas Gas Service or the regulator, but is not required.

•
WNA Clause - Texas Gas Service employs WNA clauses in all six service areas. The WNA clause is designed to reduce the delivery charge component of customers’ bills for the additional volumes used when the actual HDDs exceed the normalized HDDs and to increase the delivery charge component of customers’ bills for the reduction in volumes used when actual HDDs are less than the normal HDDs. Normal HDDs are established through rate proceedings in each of our service areas and are generally based on a 10-year average of HDDs in each service area. The WNA clause is in effect from September through May.

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

•	Pipeline-Integrity Testing Riders - Texas Gas Service recovers approximately 100 percent of its pipeline-integrity testing expenses via riders.

•
Safety-Related Plant Replacements - Texas Gas Service is authorized by RRC rule to defer interest cost, taxes and depreciation expense on safety-related plant replacements from the time the replacements are in service until the plant is reflected in base rates, and to seek recovery of those accrued amounts in a future rate proceeding.

•
Energy Conservation Programs - Texas Gas Service has energy conservation programs in the incorporated cities of our Central Texas and Rio Grande Valley service areas, comprising 46 percent of total customers. Texas Gas Service collects approximately $3.5 million per year from customers to fund the programs, which provide energy audits, weatherization and appliance rebates to promote energy conservation.

The average fixed monthly residential customer charge for Texas Gas Service is $16.19, and for the year ended December 31, 2017, approximately 66 percent of Texas Gas Service’s net margin from its sales customers was recovered from fixed charges.

MARKET CONDITIONS AND SEASONALITY

Supply - We purchased 137 Bcf and 134 Bcf of natural gas supply in 2017 and 2016, respectively. Our natural gas supply portfolio consists of long-term, seasonal and short-term contracts from a diverse group of suppliers. We award these contracts through competitive-bidding processes to ensure reliable and competitively priced natural gas supply. We acquire our natural gas supply from natural gas processors, marketers and producers.

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

As of December 31, 2017, we had 50.4 Bcf of natural gas storage capacity under lease with remaining terms ranging from one to ten years and maximum allowable daily withdrawal capacity of approximately 1.3 Bcf. This storage capacity allows us to purchase natural gas during the off-peak season and store it for use in the winter periods. This storage is also needed to assure the reliability of gas deliveries during peak demands for natural gas. Approximately 27 percent of our winter natural gas supply needs for our sales customers is expected to be supplied from storage.

In managing our natural gas supply portfolios, we partially mitigate price volatility using a combination of financial derivatives and natural gas in storage. We have natural gas financial hedging programs that have been authorized by the OCC, KCC and certain jurisdictions in Texas. We do not utilize financial derivatives for speculative purposes, nor do we have trading operations associated with our business.

Demand - See discussion below under Seasonality, Competition and CNG for factors affecting demand for our services.

Seasonality - Natural gas sales to residential and commercial customers are seasonal, as a substantial portion of their natural gas requirements are for heating. Accordingly, the volume of natural gas sales is higher normally during the months of November through March than in other months of the year. The impact on our margins resulting from weather temperatures that are above or below normal is offset partially through our TAC and WNA mechanisms. See discussion above under Regulatory Overview.

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

The table below contains data related to the cost of delivered gas relative to electricity based on current market conditions:

Natural Gas vs. Electricity	Oklahoma	Kansas	Texas

Average retail price of electricity / kWh(1)	10.58¢	13.32¢	11.18¢
Natural gas price equivalent of electricity / Dth(1)	$31.01	$39.04	$32.77
ONE Gas delivered cost of natural gas / Dth(2)	$10.90	$10.55	$13.77
Natural gas advantage ratio(3)	2.8x	3.7x	2.4x
(1) Source: United States Energy Information Agency, www.eia.gov, for the eleven-month period ended November 30, 2017.
(2) Represents the average delivered cost of natural gas to a residential customer, including the cost of the natural gas supplied, fixed customer charge, delivery charges and charges for riders, surcharges and other regulatory mechanisms associated with the services we provide, for the year ended December 31, 2017.
(3) Calculated as the ratio of the natural gas price equivalent per Dth of the average retail price of electricity per kWh to the ONE Gas delivered average cost of natural gas per Dth.

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

CNG - In meeting increased interest in CNG for motor vehicle transportation, particularly from fleet operators, we have continued to invest in our system to support the supply of natural gas to CNG fueling stations. As of December 31, 2017, we supply 147 fueling stations, 32 of which we operate. Of the 115 remaining stations, 65 are retail and 50 are private CNG stations. We transported 2.6 million Dth to CNG stations in 2017, which represents an increase of 5 percent compared with 2016.

We will continue to support industry efforts to encourage development of more vehicle options by car and truck manufacturers, to support third-party investment in CNG fueling stations and to continue tax incentives for CNG. We continue to deploy a minimum amount of capital to connect CNG stations and allow the free market to build and operate the stations.

ENVIRONMENTAL AND SAFETY MATTERS

See Note 13 of the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report for information regarding environmental and safety matters.

EMPLOYEES

We employed approximately 3,500 people at February 1, 2018, including approximately 700 people at Kansas Gas Service who are subject to collective bargaining agreements. The following table sets forth our contracts with collective bargaining units at February 1, 2018:

Union	Approximate Employees	Contract Expires
The United Steelworkers	400	October 31, 2019
International Brotherhood of Electrical Workers (“IBEW”)	300	June 30, 2018

EXECUTIVE OFFICERS OF THE REGISTRANT

All executive officers are elected annually by our Board of Directors and each serves until such person resigns, is removed or is otherwise disqualified to serve or until such officer’s successor is duly elected. Our executive officers listed below include the officers who have been designated by our Board of Directors as our Section 16 executive officers.

Name	Age*		Business Experience in Past Five Years
Pierce H. Norton II	57	2014 to present	President, Chief Executive Officer and Director
		2013 to 2014	Executive Vice President, Commercial, ONEOK and ONEOK Partners
Curtis L. Dinan	50	2014 to present	Senior Vice President, Chief Financial Officer and Treasurer
		2013 to 2014	Senior Vice President, Natural Gas, ONEOK Partners
Joseph L. McCormick	58	2014 to present	Senior Vice President, General Counsel and Assistant Secretary
		2013 to 2014	Vice President and Associate General Counsel, ONEOK and ONEOK Partners
Caron A. Lawhorn	56	2014 to present	Senior Vice President, Commercial
		2013 to 2014	Senior Vice President, Commercial, Natural Gas Distribution, ONEOK
Robert S. McAnnally	54	2015 to present	Senior Vice President, Operations
		2013 to 2015	Senior Vice President, Marketing and Customer Service, Alabama Gas Corporation, a subsidiary of The Laclede Group, Inc. (now Spire Inc.)
Mark A. Bender	53	2015 to present	Senior Vice President, Administration and Chief Information Officer
		2014 to 2015	Vice President and Chief Information Officer
		2013 to 2014	Vice President of Information Technology Operations, Chesapeake Energy Corporation
* As of January 1, 2018

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

We also use Twitter®, LinkedIn® and Facebook® as additional channels of distribution to reach public investors. Information contained on our website, posted on our Facebook® page or disseminated through Twitter® or LinkedIn®, and any corresponding applications, are not incorporated by reference into this report.

We also make available on our website the Interactive Data Files required to be submitted and posted pursuant to Rule 405 of Regulation S-T.

ITEM 1A.    RISK FACTORS

Our investors should consider the following risks that could affect us and our business.  Although we have tried to discuss key factors, our investors need to be aware that other risks may prove to be important in the future.  New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our financial performance.  Investors should carefully consider the following discussion of risks and the other information included or incorporated by reference in this Annual Report, including Forward-Looking Statements, which are included in Part 2, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RISK FACTORS INHERENT IN OUR BUSINESS

Regulatory actions could impact our ability to earn a reasonable rate of return on our invested capital and to fully recover our operating costs.

In addition to regulation by other governmental authorities, we are subject to regulation by the OCC, KCC, RRC and various municipalities in Texas. These authorities set the rates that we charge our customers for our services. Our ability to obtain timely future rate increases depends on regulatory discretion. As such, there can be no assurance that we will be able to obtain rate increases or that our authorized rates of return will continue at the current levels. We monitor and compare the rates of return we achieve with our allowed rates of return and initiate general and specific rate proceedings as needed. If a regulatory agency were to prohibit us from setting rates that allow for the timely recovery of our costs and a reasonable return by significantly lowering our allowed return or adversely altering our cost allocation, rate design or other tariff provisions, modifying or eliminating cost trackers, prohibiting recovery of regulatory assets or disallowing portions of our expenses, then our earnings could be adversely impacted. Regulatory proceedings also involve a risk of rate reduction, because once a proceeding has been filed, it is subject to challenge by various interveners. Risks and uncertainties relating to delays in obtaining, or failure to obtain, regulatory approvals, conditions imposed in regulatory approvals, and determinations in regulatory investigations can also impact financial performance. In particular, the timing and amount of rate relief can materially impact results of operations, financial condition and cash flows.

Further, accounting principles that govern our company permit certain assets that result from the regulatory process to be recorded on our Consolidated Balance Sheets that could not be recorded under GAAP for nonregulated entities. We consider factors such as rate orders from regulators, previous rate orders for substantially similar costs, written approval from the regulators and analysis of recoverability by internal and external legal counsel to determine the probability of future recovery of these assets. If we determine future recovery is no longer probable, we would be required to write off the regulatory assets at that time, which would also adversely affect our results of operations and cash flows. Regulatory authorities also review whether our natural gas costs are prudent and can adjust the amount of our natural gas costs that we pass through to our customers. If any of our natural gas costs were disallowed, our results of operations and cash flows would also be adversely affected.

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

We are subject to comprehensive regulation by several state and municipal utility regulatory agencies, which significantly influences our operating environment and our ability to recover our costs from utility customers. The utility regulatory authorities in Oklahoma, Kansas and Texas regulate many aspects of our utility operations, including organization, safety, financing, affiliate transactions, customer service and the terms of service to customers, including the rates that we can charge customers. Currently, there are regulatory efforts in Oklahoma, Kansas and Texas to adjust our rates to reflect lower federal corporate tax rates brought about by the enactment of the Tax Cuts and Jobs Act of 2017.

The profitability of our operations is dependent on our ability to pass through costs, including income taxes, related to providing natural gas to our customers by filing periodic rate cases. The regulatory environment applicable to our operations could impair our ability to recover costs historically absorbed by our customers. In addition, as the regulatory environment applicable to our operations increases in complexity, the risk of inadvertent noncompliance could also increase. Our failure to comply with applicable laws and regulations could result in the imposition of fines, penalties or other enforcement action by the authorities that regulate our operations.

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

In the normal course of business, we are involved in legal or administrative proceedings before various courts and governmental bodies with respect to general claims, rates, environmental issues, gas cost prudence reviews and other matters. Adverse decisions regarding these matters, to the extent they require us to make payments in excess of amounts provided for in our consolidated financial statements, or to the extent they are not covered by insurance, could adversely affect our financial condition, results of operations and cash flows.

Unfavorable economic and market conditions could adversely affect our earnings.

Weakening economic activity in our markets could result in a loss of existing customers, fewer new customers, especially in newly constructed homes and other buildings, or a decline in energy consumption, any of which could adversely affect our revenues or restrict our future growth. It may become more difficult for customers to pay their natural gas bills, leading to slow collections and higher-than-normal levels of accounts receivable, which in turn could increase our financing requirements and bad debt expense. We cannot predict the timing, strength, or duration of any future economic slowdowns. Fluctuations and uncertainties in the economy make it challenging for us to accurately forecast and plan future business activities and to identify risks that may affect our business, financial condition, results of operations and cash flows. Changes in monetary or other policies of the federal or state governments may adversely affect the economic climate for the United States, the regions in which we operate or particular industries, such as ours or those of our customers. The foregoing could adversely affect our business, financial condition, results of operations and cash flows.

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

The natural gas distribution business is competitive, and we face competition from other companies that supply energy, including electric companies, private generation, solar, propane dealers, renewable energy providers and coal companies in relation to sources of energy for electric power plants, as well as nuclear energy. Significant competitive factors include efficiency, quality and reliability of the services we provide and price.

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

Consumer or government-mandated conservation efforts, higher natural gas costs or decreases in the price of other energy sources also may encourage decreases in natural gas consumption and allow competition from alternative energy sources for applications that have used natural gas, encouraging some customers to move away from natural gas-fired equipment to equipment fueled by other energy sources. Competition between natural gas and other forms of energy is also based on efficiency, performance, reliability, safety, environmental and other nonprice factors. Technological improvements in other energy sources, energy storage, conservation, efficiency and events that impair the public perception of the nonprice attributes of natural gas could erode our competitive advantage. These factors in turn could decrease the demand for natural gas, impair our ability to attract new customers, and cause existing customers to switch to other forms of energy or to bypass our systems in favor of alternative competitive sources. This could result in slow or no customer growth and could cause customers to reduce or cease using our product, thereby reducing our ability to make capital expenditures and otherwise grow our business and adversely affecting our financial condition, results of operations and cash flows.

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

In order to meet customers’ natural gas demands, we rely on and must obtain sufficient natural gas supplies, pipeline transportation and storage capacity from third parties. We must contract for reliable and adequate delivery capacity for our distribution system, while considering the dynamics of the interstate and intrastate pipeline capacity markets, our own in-system resources, as well as the characteristics of our customer base. If we are unable to obtain these, our ability to meet our customers’ natural gas requirements could be impaired and our financial condition, cash flow and results of operations may be impacted adversely. A significant disruption to or reduction in natural gas supply, pipeline capacity or storage capacity due to events including, but not limited to, operational failures or disruptions, hurricanes, tornadoes, floods, freeze off of natural gas wells, terrorist or cyber-attacks or other acts of war, or legislative or regulatory actions, could reduce our normal supply of natural gas and thereby reduce our earnings.

A downgrade in our credit ratings could adversely affect our cost of and ability to access capital.

Our ability to obtain adequate and cost-effective financing depends in part on our credit ratings. Our credit ratings are subject to change at any time in the discretion of the applicable rating agencies. Numerous factors, including many of which are not within our control, are considered by the rating agencies in connection with assigning credit ratings. For example, the Tax Cuts and Jobs Act of 2017 recently prompted one rating agency to adjust the credit outlook (but not the underlying credit ratings) of several regulated utilities, including us. A reduction in our ratings by our rating agencies could adversely affect our costs of borrowing and/or access to sources of liquidity and capital. Such a downgrade could further limit or delay our access to public and private credit markets and increase the costs of borrowing under available credit lines. Should our credit ratings be downgraded, it could limit or delay our ability to obtain additional financing in the future for working capital, capital expenditures and acquisitions when necessary or desirable. In addition, our pool of investors and prospective creditors would likely decrease. An increase in borrowing costs without the ability to recover these higher costs in the rates charged to our customers could adversely affect our results of operations, financial condition and cash flows by limiting our ability to earn our allowed rate of return.

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

We also own or retain legal responsibility for certain environmental conditions at 12 former MGP sites in Kansas. A number of environmental issues may exist with respect to these former MGP sites.  Accordingly, future costs are dependent on the final determination and regulatory approval of any remedial actions, the complexity of the site, level of remediation, changing technology and governmental regulations and could be material to our financial condition, results of operations and cash flows.

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

Our earnings can vary from year to year, depending in part on weather conditions, which directly influence the volume of natural gas delivered to customers. Natural gas sales to residential and commercial customers are seasonal, as a substantial portion of their natural gas requirements are for heating during the winter months. Warmer-than-normal weather can reduce our utility margins as customer consumption declines. We have implemented weather normalization mechanisms for our sales to customers in Oklahoma, Kansas and portions of Texas, which are designed to limit our earnings sensitivity to weather. Weather normalization mechanisms require us to increase customer billings to offset lower natural gas usage when weather is warmer than normal and decrease customer billings to offset higher natural gas usage when weather is colder than normal. If our rates and tariffs are modified to curtail such weather protection programs, then we would be exposed to additional risk associated with weather. As a result of occurrences of the foregoing, our results of operations, financial condition and cash flows could vary and be impacted adversely.

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

At December 31, 2017, we had approximately $158 million of goodwill recorded on our Consolidated Balance Sheet. Goodwill is recorded when the purchase price of a business exceeds the fair market value of the tangible and separately measurable intangible net assets. GAAP requires us to test goodwill for impairment on an annual basis or when events or circumstances occur indicating that goodwill might be impaired. Long-lived assets with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we determine that impairment is indicated, we would be required to take an immediate noncash charge to earnings with a correlative effect on our equity and balance sheet leverage as measured by debt to total capitalization, which could adversely impact our financial condition and results of operations.

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

Changes in federal and state fiscal, tax and monetary policy may result in increased taxes, interest rates, and inflationary pressures on the costs of goods, services and labor. This could increase our expenses and capital spending and decrease our cash flows if we are not able to recover or recover timely such increased costs from our customers. This series of events may increase our rates to customers and thus may adversely impact customer billings and customer growth. Changes in tax rates, including the effects of the Tax Cuts and Jobs Act of 2017, could adversely affect our cash flows and may increase the cash we pay for income taxes in the future. Any of these events may cause us to increase debt, conserve cash, adversely affect our ability to make capital expenditures to grow the business or other discretionary uses of cash, and could adversely affect our cash flows.

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

The cost of providing pension and other postemployment health care benefits to eligible employees and qualified retirees is subject to changes in pension fund values and changing demographics and may increase. In addition, the passage of the Patient Protection and Affordable Care Act in 2010 and its potential revision, repeal and/or replacement could increase the cost of health care benefits for our employees. Further, the costs to us of providing such benefits and related funding requirements are subject to the continued and timely recovery of such costs through our rates.

We have defined benefit pension plans and other postemployment welfare plans for certain eligible employees. Our defined benefit plans are closed to new participants. Our other postemployment welfare plans only subsidize costs for providing postemployment medical benefits. The cost of providing these benefits to eligible current and former employees is subject to changes in the market value of our pension and other postemployment benefit plan assets, changing demographics, including longer life expectancy of plan participants and their beneficiaries, current and future legislative changes, changes in health care costs, and various actuarial calculations and assumptions.

Any sustained declines in equity markets and reductions in bond values may have a material adverse effect on the value of our pension and other postemployment benefit plan assets. In these circumstances, additional cash contributions to our pension and other postemployment benefit plans may be required, which could have a material adverse impact on our financial condition and cash flows.

In addition, the costs of providing health care benefits to our employees could increase over the next five to ten years due in large part to the Patient Protection and Affordable Care Act of 2010, and its potential revision, repeal and/or replacement. The future costs of compliance with the provisions are difficult to measure at this time. Also, our costs of providing such benefits and related funding requirements could also materially increase in the future, depending on the timing of the recovery, if any, of such costs through our rates, which could adversely impact our financial condition and cash flows.

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

Our business increasingly relies on technology, the failure of which, or the occurrence of cyber or physical security attacks thereon, or those of third parties, may adversely affect our financial results.

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

There is no guarantee that the precautions we take to protect against unauthorized access to secured data on our systems are adequate to safeguard against all security breaches. Any future cyber or physical security attacks, or threats of such attacks, that affect our distribution facilities, our customers, our suppliers and third-party service providers or any financial data could have a material adverse effect on our businesses. As potential cyber or physical security attacks become more common and sophisticated, we could be required to incur increased costs to strengthen our systems or to obtain additional insurance coverage against potential losses. In addition, cyber or physical attacks or threats on our company, customer and employee data may result in a financial loss and may adversely impact our reputation. Third-party systems on which we rely could also suffer operational system failure.

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

At February 1, 2018, approximately 700 of our estimated 3,500 employees were represented by collective-bargaining units under collective-bargaining agreements. We are involved periodically in discussions with collective-bargaining units representing some of our employees to negotiate or renegotiate labor agreements. We cannot predict the results of these negotiations, including whether any failure to reach new agreements will have a negative effect on our business, financial condition and results of operations or whether we will be able to reach any agreement with the collective-bargaining units. Any failure to reach agreement on new labor contracts might result in a work stoppage. Any future work stoppage could, depending on the operations and the length of the work stoppage, have a material adverse effect on our financial condition, results of operations and cash flows.

A shortage of skilled labor may make it difficult for us to maintain labor productivity and competitive costs, which could adversely affect operations and cash flows. Further, we may be unable to attract and retain management and professional and technical employees, which could adversely impact our earnings.

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

Our ability to implement our business strategy, satisfy our regulatory requirements, and serve our customers is dependent upon our ability to continue to recruit and employ talented management and professionals while retaining a skilled, high-performing workforce. We are subject to the risk that we will not be able to effectively replace or transfer the knowledge and expertise of retiring management or employees. Without effective succession, our ability to provide quality service to our customers and satisfy our regulatory requirements will be challenged, and this could adversely impact our business, financial condition, results of operations and cash flows.

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

The ONE Gas Credit Agreement includes a requirement that our debt to total capital ratio may not exceed 70 percent as of the end of any calendar quarter. Events beyond our control could impair our ability to satisfy this requirement. As long as our indebtedness remains outstanding, these restrictive covenants could impair our ability to expand or pursue our growth strategy. In addition, the breach of any covenants or any payment obligations in any of these debt agreements will result in an event of default under the applicable debt instrument. If there were an event of default under one of our debt agreements, the holders of the defaulted debt may have the ability to cause all amounts outstanding with respect to that debt to be due and payable, subject to applicable grace periods. This could trigger cross-defaults under our other debt agreements, including our Senior Notes. Forced repayment of some or all of our indebtedness would reduce our available cash and have an adverse impact on our financial condition, results of operations and cash flows.

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

Our prior relationship with ONEOK exposes us to risks attributable to businesses of ONEOK.

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
If the distribution were subsequently determined, for whatever reason, not to qualify as a transaction that is tax-free for U.S. federal income tax purposes under Sections 355, 368(a)(1)(D), and other related provisions of the Code, ONEOK and/or the holders of ONEOK common stock immediately prior to the distribution could incur significant tax liabilities, and, in certain circumstances we will be required to indemnify ONEOK, its subsidiaries, and certain related persons for taxes and related expenses resulting from the distribution, which could be material. Any such indemnity obligation could have a materially adverse impact on our financial condition, results of operations and cash flows.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The following table sets forth the approximate miles of distribution mains and transmission pipeline as of December 31, 2017:

Properties (miles)	OK	KS	TX	Total
Distribution	18,500	11,400	10,300	40,200
Transmission	700	1,600	300	2,600
Total properties	19,200	13,000	10,600	42,800

We lease approximately 400 thousand square feet of office space and other facilities for our operations. In addition, we have 50.4 Bcf of natural gas storage capacity under lease, with maximum allowable daily withdrawal capacity of approximately 1.3 Bcf.

ITEM 3.    LEGAL PROCEEDINGS

See Note 13 of the Notes to Consolidated Financial Statements in this Annual Report for information regarding legal proceedings.

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

MARKET INFORMATION, HOLDERS AND DIVIDENDS

Our common stock is listed on the NYSE under the trading symbol “OGS.”  The following table sets forth the high and low closing prices of our common stock for the period indicated:

	Year Ended
	December 31, 2017
	High	Low	Dividends
First Quarter	$68.59	$62.30	$0.42
Second Quarter	$72.40	$67.65	$0.42
Third Quarter	$75.73	$68.80	$0.42
Fourth Quarter	$79.25	$72.38	$0.42

	Year Ended
	December 31, 2016
	High	Low	Dividends
First Quarter	$61.78	$48.40	$0.35
Second Quarter	$66.59	$56.95	$0.35
Third Quarter	$66.50	$59.50	$0.35
Fourth Quarter	$64.59	$56.75	$0.35

At February 9, 2018, there were 13,206 registered shareholders of the company’s common stock.

In January 2018, we declared a dividend of $0.46 per share ($1.84 per share on an annualized basis) for shareholders of record as of February 23, 2018, payable on March 9, 2018.

ISSUER PURCHASES OF EQUITY SECURITIES

We repurchased approximately 256 thousand shares of our common stock for approximately $17.5 million during the year ended December 31, 2017.

Employee Stock Award Program

Under the Employee Stock Award Program, we issued, for no monetary consideration, one share of our common stock to all eligible employees when the per-share closing price of our common stock on the NYSE closed for the first time at or above each $1.00 increment above $34. The total number of shares of our common stock authorized for issuance under this program was 125,000. Shares issued to employees under this program during 2017, 2016 and 2015 totaled 13,791, 50,573 and 23,506, respectively, leaving 1,812 shares remaining. Compensation expense, before taxes, related to the Employee Stock Award Program was $0.9 million, $3.0 million and $1.1 million for 2017, 2016 and 2015, respectively. The Employee Stock Award Program will not be renewed.

The shares issued under this program have not been registered under the Securities Act, in reliance upon the position taken by the SEC (see Release No. 6188, dated February 1, 1980) that the issuance of shares to employees pursuant to a program of this kind does not require registration under the Securities Act.  See Note 10 of the Notes to Consolidated Financial Statements in this Annual Report for additional information.

Performance Graph

The following performance graph compares the performance of our common stock with the S&P MidCap 400 Index, the Dow Jones Industrial Average and a ONE Gas peer group during the period beginning February 3, 2014, and ending on December 31, 2017. February 3, 2014 was the first day of “regular way” trading for ONE Gas common stock on the NYSE. This graph assumes a $100 investment in our common stock and in each of the indices at the beginning of the period and a reinvestment of dividends paid on such investments throughout the period.

Value of $100 Investment Assuming Reinvestment of Dividends at February 3, 2014, Through December 31, 2017, among ONE Gas, Inc., the S&P MidCap 400 Utilities Index, the S&P MidCap 400 Index, the Dow Jones Industrial Average and a ONE Gas peer group

$250
$225
$200
$175
$150
$125
$100
Dec-13
Jun-14
Dec-14
Jun-15
Dec-15
Jun-16
Dec-16
Jun-17
Dec-17
ONE Gas, Inc.
S&P MidCap 400 Utilities Index
S&P MidCap 400 Index
Dow Jones Industrial Average
ONE Gas Peer Group¹

	Cumulative Total Return
	As of Each Semi-Annual Period Ending
	2014		2015		2016		2017
	6/30	12/31	6/30	12/31	6/30	12/31	6/30	12/31
ONE Gas, Inc.	$113.12	$125.39	$131.32	$156.83	$210.61	$204.61	$226.17	$240.01
S&P MidCap 400 Utilities Index	$115.89	$118.29	$104.63	$111.26	$141.94	$141.69	$150.20	$157.40
S&P MidCap 400 Index	$113.95	$116.36	$121.24	$113.82	$122.85	$137.43	$145.66	$159.75
Dow Jones Industrial Average	$110.59	$118.52	$118.56	$118.77	$123.90	$138.37	$151.30	$177.26
ONE Gas Peer Group[1]	$117.11	$129.96	$119.72	$137.14	$174.63	$166.79	$182.09	$192.68
[1] The ONE Gas peer group used in this graph is the same peer group that will be used in determining our level of performance under our 2017 performance units at the end of the three-year performance period and is comprised of the following companies: Alliant Energy Corporation; Atmos Energy Corporation; Avista Corporation; CMS Energy Corporation; New Jersey Resources Corporation; NiSource Inc.; Northwest Natural Gas Company; NorthWestern Corporation; South Jersey Industries, Inc.; Southwest Gas Corporation; Spire Inc.; Vectren Corporation and WGL Holdings, Inc.

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for each of the periods indicated:

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(Millions of dollars except per share data)
Consolidated Statements of Income data:
Revenues	$1,539.6	$1,427.2	$1,547.7	$1,818.9	$1,690.0
Cost of natural gas	$614.5	$541.8	$706.0	$991.9	$877.0
Net margin	$925.1	$885.4	$841.7	$827.0	$813.0
Operating income	$299.5	$269.1	$239.1	$225.3	$220.3
Net income	$163.0	$140.1	$119.0	$109.8	$99.2
Basic earnings per share	$3.10	$2.67	$2.26	$2.10	$1.90
Diluted earnings per share	$3.08	$2.65	$2.24	$2.07	$1.90
Dividends declared per common share	$1.68	$1.40	$1.20	$0.84	—

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

Prior to 2014, historical basic and diluted earnings per share for the periods presented were calculated based on the number of shares distributed to ONEOK shareholders on separation plus any shares associated with fully vested stock awards that had not been issued and considered outstanding as of the beginning of each period prior to the separation. See Note 1 of the Notes to Consolidated Financial Statements in this Annual Report for additional information on earnings per share.

	December 31,
	2017	2016	2015	2014	2013
	(Millions of dollars)
Consolidated Balance Sheets data:
Total assets	$5,206.9	$4,942.8	$4,634.8	$4,638.8	$3,846.5
Long-term debt, including current maturities	$1,193.3	$1,192.5	$1,191.7	$1,190.9	$1.3
Long-term line of credit with ONEOK	$—	$—	$—	$—	$1,027.6

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and Notes to Consolidated Financial Statements in this Annual Report.

EXECUTIVE SUMMARY

We are a 100-percent regulated natural gas distribution company. As such, our regulators determine the rates we are allowed to charge for our service based on our revenue requirements needed to achieve our authorized rates of return. We earn revenues from the delivery of natural gas, but do not earn a profit on the natural gas that we deliver, as those costs are passed through to our customers at cost. The primary components of our revenue requirements are the amount of capital invested in our business, which is also known as rate base, our allowed rate of return on our capital investments and our recoverable operating expenses, including depreciation and income taxes. Our rates have both a fixed and a variable component, with approximately 71 percent of our natural gas sales net margin in 2017 derived from fixed monthly charges to our customers. The variable component of our rates is dependent on the consumption of natural gas, which is impacted primarily by the weather and, to a lesser extent, economic activity. While we have weather normalization mechanisms in most jurisdictions that adjust customers’ bills when the actual HDDs differ from normalized HDDs, these mechanisms are in place for only a portion of the year and do not offset all fluctuations in usage resulting from weather variability. Accordingly, the weather can have either a positive or negative impact on our financial performance.

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

RECENT DEVELOPMENTS

Tax Reform - In December 2017, the Tax Cuts and Jobs Act of 2017 was signed into law. Substantially all of the provisions of the new law are effective for taxable years beginning after December 31, 2017. The new law includes significant changes to the Code, including amendments which significantly change the taxation of business entities and includes specific provisions related to regulated public utilities. The more significant changes that impact us include reductions in the corporate federal statutory income tax rate to 21 percent from 35 percent, and several technical provisions including, among others, the elimination of full expensing for tax purposes of certain property acquired after September 27, 2017, the continuation of certain rate normalization requirements for accelerated depreciation benefits and the general allowance for the continued deductibility of interest expense. Additionally, the new law limits the utilization of NOLs arising after December 31, 2017, to 80 percent of taxable income with an indefinite carryforward.

As a result of the enactment of the Tax Cuts and Jobs Act of 2017, we remeasured our deferred income taxes based upon the new tax rate enacted in 2017. As a regulated entity, the change in deferred income taxes is recorded as an offset to a regulatory liability and may be subject to refund to customers. The effect on the net deferred income tax liability for the enacted decrease in the federal tax rate was $517.2 million, of which $519.4 million was recorded as a reduction to the deferred income tax liabilities and deferred as a regulatory liability for ratemaking purposes and offset by $2.2 million recorded as an increase in deferred income tax expense attributable to the remeasured deferred income taxes associated with certain expenses not currently recovered in our rates. These adjustments had no impact on our 2017 cash flows.

See Regulatory Activities below for a discussion of the impact of tax reform on our rates in each state.

Dividend - In January 2018, we declared a dividend of $0.46 per share ($1.84 per share on an annualized basis) for shareholders of record as of February 23, 2018, payable on March 9, 2018.

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

Kansas - In August 2017, Kansas Gas Service submitted an application to the KCC requesting an increase of approximately $2.9 million related to its GSRS. In November 2017, the KCC approved the $2.9 million increase effective December 2017.

In April 2017, Kansas Gas Service filed an application with the KCC seeking approval of an AAO associated with the costs incurred at, and nearby, the 12 former MGP sites which we own or retain responsibility for certain environmental conditions. In October 2017, Kansas Gas Service, the KCC staff and the Citizens’ Utility Ratepayer Board filed a unanimous settlement agreement with the KCC.  The agreement allows Kansas Gas Service to defer and seek recovery of costs that are necessary for investigation and remediation at the 12 former MGP sites incurred after January 1, 2017, up to a cap of $15.0 million, net of any related insurance recoveries. Costs approved in a future rate proceeding would then be amortized over a 15-year period. The unamortized amounts will not be included in rate base or accumulate carrying charges. At the time future investigation and remediation work, net of any related insurance recoveries, is expected to exceed $15.0 million, Kansas Gas Service will be required to file an application with the KCC for approval to increase the $15.0 million cap. The KCC issued an order approving the settlement agreement in November 2017. A regulatory asset of approximately $5.9 million was recorded for estimated costs that have been accrued at January 1, 2017. See discussion below in Environmental, Safety and Regulatory Matters for additional information concerning the 12 former MGP sites.

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

Texas - West Texas Service Area - In March 2017, Texas Gas Service made GRIP filings for all customers in the West Texas service area. The RRC and the cities approved an increase of $4.3 million and new rates became effective in July 2017.

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

Rio Grande Valley Service Area - In January 2018, Texas Gas Service reached a settlement with the RRC Staff in the unincorporated areas of the Rio Grande Valley service area. This settlement, if approved by the RRC, will result in an increase in revenues of $0.5 million with new rates expected to be effective by April 2018. This settlement reflects a corporate income tax rate of 21 percent associated with the Tax Cuts and Jobs Act of 2017 and requires Texas Gas Service to calculate, defer and begin refunding to customers the rate reductions resulting from changes to the corporate tax rate made in the Tax Cuts and Jobs Act of 2017 that would have occurred between January 1, 2018 and the effective date of the new rates.

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

El Paso Service Area - In March 2015, Texas Gas Service filed under the EPARR, requesting an increase in revenues totaling $11.2 million in the city of El Paso and surrounding incorporated cities in the EPSA. In August 2015, Texas Gas Service and the incorporated cities in the EPSA reached an agreement on a rate increase of $8.0 million to take effect in August 2015. In April 2015, Texas Gas Service filed with the RRC under the GRIP statute, requesting an increase of $0.4 million in revenues for the unincorporated areas of the EPSA. The RRC approved the filing in July 2015.

Other Texas Service Areas - In the normal course of business, Texas Gas Service has filed rate cases and sought GRIP and COSA increases in various other Texas jurisdictions to address investments in rate base and changes in expenses. Annual rate increases associated with these filings that were approved totaled $1.4 million, $2.0 million and $4.8 million in 2017, 2016 and 2015, respectively.

Tax Reform - We are working with our regulators in each of the states that we operate to address the impact of the Tax Cuts and Jobs Act of 2017 on our rates. In each state, we have received or expect to receive accounting orders requiring us to establish a separate regulatory liability for the difference in taxes included in our rates that have been calculated based on a 35 percent statutory income tax rate and the new 21 percent statutory income tax rate beginning in January 2018. The establishment of this regulatory liability will result in a reduction to our revenues beginning in the first quarter of fiscal 2018. The amount, period and timing of the return of these liabilities to our customers will be determined by our regulators in each of our jurisdictions.

The following regulatory activities relate to the enactment of the Tax Cuts and Jobs Act of 2017:

Oklahoma - In December 2017, the Oklahoma Attorney General filed a motion on behalf of customers in Oklahoma requesting that the OCC take action for an immediate reduction in rates and protection of rate payers’ interests. On January 9, 2018, the Commissioners approved an order directing Oklahoma Natural Gas to record a deferred liability beginning on the effective date of the order to reflect the reduced federal corporate tax rate of 21 percent and the associated savings in excess ADIT and any other tax implications of the Tax Cuts and Jobs Act of 2017 on an interim basis, subject to refund, until utility rates are adjusted to reflect the federal tax savings and a final order is issued in Oklahoma Natural Gas’ next scheduled PBRC proceeding. The order also directs Oklahoma Natural Gas, to the extent not already accounted for in Oklahoma Natural Gas’ current PBRC tariff, to accrue interest at a rate equivalent to Oklahoma Natural Gas’ cost of capital as recognized in the most recent PBRC filing on the amounts of any refunds determined to be owed to customers until issuance of a final order in the upcoming PBRC proceeding.

Kansas - On January 18, 2018, the KCC opened a general investigation for the purposes of examining the financial impact of the Tax Cuts and Jobs Act of 2017 on regulated public utilities operating in Kansas. The KCC also granted a KCC Staff recommendation: (1) to issue an AAO requiring utilities to track and accumulate, in a deferred revenue account, the portion of their revenue that results from the use of a 35 percent federal corporate tax rate for its last KCC-approved revenue determination instead of the new lower federal corporate tax rate; (2) that the deferrals commence on the effective date of the new federal corporate tax rate; (3) that the KCC express its intent to capture excess ADIT in a manner consistent with tax normalization rules; and (4) that the portion of current rates affected by the Tax Cuts and Jobs Act of 2017 should be considered interim and subject to refund, with interest compounded monthly at the rate for customer deposits, until the KCC has an opportunity to evaluate the reasonableness of those rates with new lower federal tax rates.

In December 2017, Kansas Industrial Consumers (“KIC”) filed a complaint against all utilities asking the KCC to act to ensure that KIC members are not charged unreasonable rates because of the Tax Cuts and Jobs Act of 2017. In January 2018, the Citizens’ Utility Ratepayer Board filed a complaint stating that the change in tax rates requires the KCC to not only address the reduction in the corporate tax rate to 21 percent from 35 percent, but also excess ADIT. As of February 2018, the KCC has not made a final determination on these two complaints.

Texas - The RRC is in the process of determining how the impact of the Tax Cuts and Jobs Act of 2017 will be reflected in gas utility rates in Texas. On January 23, 2018, the RRC directed the Commission’s gas services division to analyze the impact of the Tax Cuts and Jobs Act of 2017 on current gas utility rates and to develop recommendations to ensure that, beginning January 1, 2018, all gas utility customers in Texas receive the full benefit of the Tax Cuts and Jobs Act of 2017.

See Liquidity and Capital Resources - Tax Reform and Note 12 of the Notes to Consolidated Financial Statements for additional discussion of the Tax Cuts and Jobs Act of 2017.

OTHER

Certain costs to be recovered through the ratemaking process have been capitalized as regulatory assets. Should recovery cease due to regulatory actions, certain of these assets may no longer meet the criteria for recognition and accordingly, a writeoff of regulatory assets and stranded costs may be required. There were no writeoffs of regulatory assets resulting from the failure to meet the criteria for capitalization during 2017, 2016 and 2015.

In 2017, we formed a wholly-owned captive insurance company in the state of Oklahoma to provide insurance to our divisions.

Selected Financial Results - Net income was $163.0 million, or $3.08 per diluted share, $140.1 million, or $2.65 per diluted share, and $119.0 million, or $2.24 per diluted share, for the years ended December 31, 2017, 2016 and 2015, respectively. Our prospective adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” resulted in favorable impacts to income tax expense and our net income from recording $5.2 million of excess tax benefits as a reduction to income tax expense in the first quarter 2017. As a result of the Tax Cuts and Jobs Act of 2017, we recorded deferred income tax expense of $2.2 million attributable to the remeasurement of ADIT associated with portions of our operating expenses not previously recovered in our rates.

We operate in one reportable business segment: regulated public utilities that deliver natural gas to residential, commercial, industrial, wholesale, public authority and transportation customers. We evaluate our financial performance principally on operating income. The following table sets forth certain selected financial results for our operations for the periods indicated:

				Variances		Variances
	Years Ended December 31,			2017 vs. 2016		2016 vs. 2015
Financial Results	2017	2016	2015	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars, except percentages)
Natural gas sales	$1,409.1	$1,300.1	$1,417.9	$109.0	8%	$(117.8)	(8)%
Transportation revenues	100.9	98.1	98.8	2.8	3%	(0.7)	(1)%
Cost of natural gas	614.5	541.8	706.0	72.7	13%	(164.2)	(23)%
Net margin, excluding other revenues	895.5	856.4	810.7	39.1	5%	45.7	6%
Other revenues	29.6	29.0	31.0	0.6	2%	(2.0)	(6)%
Net margin	925.1	885.4	841.7	39.7	4%	43.7	5%
Operating costs	473.7	472.5	469.6	1.2	—%	2.9	1%
Depreciation and amortization	151.9	143.8	133.0	8.1	6%	10.8	8%
Operating income	$299.5	$269.1	$239.1	$30.4	11%	$30.0	13%
Capital expenditures	$356.4	$309.0	$294.3	$47.4	15%	$14.7	5%

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

The following table sets forth our net margin, excluding other revenues, by type of customer, for the periods indicated:

				Variances		Variances
	Years Ended December 31,			2017 vs. 2016		2016 vs. 2015
Net Margin, Excluding Other Revenues	2017	2016	2015	Increase (Decrease)		Increase (Decrease)
Natural gas sales	(Millions of dollars, except percentages)
Residential	$663.8	$629.8	$589.8	$34.0	5%	$40.0	7%
Commercial and industrial	124.2	121.7	115.6	2.5	2%	6.1	5%
Wholesale and public authority	6.6	6.8	6.5	(0.2)	(3)%	0.3	5%
Net margin on natural gas sales	794.6	758.3	711.9	36.3	5%	46.4	7%
Transportation revenues	100.9	98.1	98.8	2.8	3%	(0.7)	(1)%
Net margin, excluding other revenues	$895.5	$856.4	$810.7	$39.1	5%	$45.7	6%

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

				Variances		Variances
	Years Ended December 31,			2017 vs. 2016		2016 vs. 2015
Net Margin on Natural Gas Sales	2017	2016	2015	Increase (Decrease)		Increase (Decrease)
Net margin on natural gas sales	(Millions of dollars, except percentages)
Fixed margin	$567.1	$557.5	$519.2	$9.6	2%	$38.3	7%
Variable margin	227.5	200.8	192.7	26.7	13%	8.1	4%
Net margin on natural gas sales	$794.6	$758.3	$711.9	$36.3	5%	$46.4	7%

2017 vs. 2016 - Net margin increased $39.7 million due primarily to the following:

•	an increase of $26.7 million from new rates primarily in Texas and Kansas;

•	an increase of $5.3 million from the impact of weather normalization mechanisms, which offset warmer than normal weather in 2017;

•	an increase of $3.8 million due primarily to higher transportation volumes from customers in Kansas and Oklahoma; and

•	an increase of $3.4 million in residential sales due primarily to net customer growth in Oklahoma and Texas.

Operating costs increased $1.2 million due primarily to the following:

•	an increase of $8.4 million in employee-related costs resulting from higher labor and compensation costs;

•
an increase of $2.9 million from the deferral in the first quarter of 2016 of certain information technology costs incurred as a result of our separation from ONEOK in 2014, which was approved in Oklahoma as a regulatory asset, and a deferral of regulatory expenses incurred previously in the fourth quarter of 2016, which was approved in the West Texas rate case as a regulatory asset;

•	an increase of $1.9 million in bad debt expense; and

•	an increase of $1.2 million in information technology costs; offset by

•
a decrease of $5.9 million from the deferral of MGP costs previously accrued, as discussed further in our Environmental, Safety and Regulatory Matters, which was approved in Kansas as a regulatory asset;

•	a decrease of $4.0 million related to the higher environmental remediation costs in 2016 discussed further in our Environmental, Safety and Regulatory Matters; and

•	a decrease of $3.4 million in legal-related costs.

Depreciation and amortization expense increased $8.1 million due primarily to an $11.0 million increase in depreciation from our capital expenditures being placed into service, offset partially by a decrease in the amortization of other postemployment benefit deferrals in Kansas.

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

Capital expenditures increased $47.4 million for 2017, compared with 2016, due primarily to increased system integrity activities and extending service to new areas. Capital expenditures increased $14.7 million for 2016, compared with 2015, due primarily to increased system integrity activities and extending service to new areas. Our capital expenditures are expected to be approximately $375.0 million for 2018.

Selected Operating Information - The following tables set forth certain selected operating information for the periods indicated:

	Years Ended								Variances
	December 31,								2017 vs. 2016
(in thousands)	2017				2016				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	793	582	618	1,993	787	581	612	1,980	6	1	6	13
Commercial and industrial	73	50	35	158	73	50	34	157	—	—	1	1
Wholesale and public authority	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	6	1	12	5	6	1	12	—	—	—	—
Total customers	871	638	657	2,166	865	637	650	2,152	6	1	7	14

	Years Ended								Variances
	December 31,								2016 vs. 2015
(in thousands)	2016				2015				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	787	581	612	1,980	783	579	606	1,968	4	2	6	12
Commercial and industrial	73	50	34	157	73	50	34	157	—	—	—	—
Wholesale and public authority	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	6	1	12	5	6	1	12	—	—	—	—
Total customers	865	637	650	2,152	861	635	644	2,140	4	2	6	12

The following table reflects the total volumes delivered, excluding the effects of weather normalization mechanisms on sales volumes. On an ongoing basis we will report volumes delivered to show the relationship between our volumes delivered and actual HDDs for the periods presented.

	Years Ended December 31,
Volumes (MMcf)	2017	2016	2015
Natural gas sales
Residential	99,940	101,956	114,303
Commercial and industrial	32,242	32,276	35,518
Wholesale and public authority	1,933	2,414	2,624
Total sales volumes delivered	134,115	136,646	152,445
Transportation	209,551	208,141	204,762
Total volumes delivered	343,666	344,787	357,207

Total sales volumes delivered decreased for 2017, compared with 2016, due primarily to warmer temperatures in our Texas services areas. Total sales volumes delivered decreased for 2016, compared with 2015, due primarily to warmer temperatures in 2016. The impact of weather on residential and commercial net margin is mitigated by weather normalization mechanisms in all jurisdictions. Transportation volumes increased slightly for 2017 compared with 2016 due to higher consumption by our transportation customers in Oklahoma. Transportation volumes increased for 2016 compared with 2015, due to a large industrial customer’s facility undergoing maintenance in 2015, offset partially by a decrease in transportation volumes associated with smaller weather-sensitive customers.

The following table reflects the total volumes sold:

	Years Ended December 31,
Volumes (MMcf)	2017	2016	2015
Natural gas sales
Residential	106,805	105,494	115,477
Commercial and industrial	33,811	33,084	35,943
Wholesale and public authority	1,925	2,406	2,615
Total sales volumes sold	142,541	140,984	154,035
Transportation	209,551	208,141	204,763
Total volumes sold	352,092	349,125	358,798

Total sales volumes sold increased for 2017, compared with 2016, due primarily to colder temperatures in the fourth quarter of 2017. Total sales volumes sold decreased for 2016, compared with 2015, due primarily to warmer temperatures in 2016. Transportation volumes increased slightly for 2016 compared with 2015, due to a large industrial customer’s facility undergoing maintenance in 2015, offset partially by a decrease in transportation volumes associated with smaller weather-sensitive customers.

Wholesale sales represent contracted natural gas volumes that exceed the needs of our residential, commercial and industrial customer base and are available for sale to other parties. The impact to net margin from changes in volumes associated with these customers is minimal.

	Years Ended
	December 31,
	2017		2016		2017 vs. 2016	2017	2016
HDDs	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	2,849	3,264	2,843	3,264	—%	87%	87%
Kansas	4,088	4,889	4,016	4,860	2%	84%	83%
Texas	1,247	1,785	1,455	1,785	(14)%	70%	82%

	Years Ended
	December 31,
	2016		2015		2016 vs. 2015	2016	2015
HDDs	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	2,843	3,264	3,135	3,317	(9)%	87%	95%
Kansas	4,016	4,860	4,264	4,860	(6)%	83%	88%
Texas	1,455	1,785	1,715	1,785	(15)%	82%	96%

Normal HDDs are established through rate proceedings in each of our rate jurisdictions for use primarily in weather normalization billing calculations. Normal HDDs disclosed above are based on:

•
Oklahoma - For 2017 and 2016, 10-year weighted average HDDs as of December 31, 2014, for years 2005-2014, as calculated using 11 weather stations across Oklahoma and weighted on average customer count, and for 2015, 10-year weighted average HDDs as of December 31, 2008, for years 1999-2008, as calculated using 11 weather stations across Oklahoma and weighted on average customer count.

•
Kansas - For 2017, 30-year average for years 1981-2010 published by the National Oceanic and Atmospheric Administration, as calculated using 4 weather stations across Kansas and weighted on HDDs by weather station and customers, and for 2016 and 2015, 30-year average for years 1981-2010 published by the National Oceanic and Atmospheric Administration, as calculated using 13 weather stations across Kansas and weighted on HDDs by weather station and customers.

•
Texas - An average of HDDs authorized in our most recent rate proceeding in each jurisdiction, and weighted using a rolling 10-year average of actual natural gas distribution sales volumes by jurisdiction.

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

CONTINGENCIES

We are a party to various litigation matters and claims that have arisen in the normal course of our operations. While the results of litigation and claims cannot be predicted with certainty, we believe the reasonably possible losses from such matters, individually and in the aggregate, are not material. Additionally, we believe the probable final outcome of such matters will not have a material adverse effect on our results of operations, financial position or cash flows. See Note 13 of the Notes to Consolidated Financial Statements in this Annual Report for information with respect to legal proceedings.

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

Tax Reform - The Tax Cuts and Jobs Act of 2017 will have an overall negative impact on our operating cash flow due to several dynamics. The reduction in the tax rate will result in less revenue collected from customers related to the recovery of tax expense included in our rates. Although this revenue is ultimately paid out as an expense, under the new law, we will lose the timing benefit, thereby reducing cash that may have been carried over many years. Under the new tax law, natural gas utilities are not eligible to take bonus depreciation, but they are also not subject to the new limitations on the deduction of interest expense. The loss of bonus depreciation will result in earlier cash tax payments, as compared to the previous tax law, once accumulated NOLs are fully extinguished. The lowering of the tax rate effectively resulted in an over-collection of tax expenses, as customers’ rates include tax expenses based on the statutory tax rate. Future cash flows will be reduced as we refund the excess ADIT collection to customers.

The timing of these changes in our cash flows and the degree to which it impacts us will not be known until we make future regulatory filings, new rates are approved by our regulators and the manner and timing in which we refund previously collected taxes are determined. We believe that our capital structure and available liquidity resources will be adequate to adjust for these changes. See additional discussion under Regulatory Activities - Tax Reform and Note 12 of Notes to Consolidated Financial Statements of this Annual Report.

Short-term Financing - In October 2017, we amended and restated our revolving credit agreement. The ONE Gas Credit Agreement remains a $700.0 million revolving unsecured credit facility, and includes a $20.0 million letter of credit subfacility and a $60.0 million swingline subfacility. We will also be able to request an increase in commitments of up to an additional $500.0 million upon satisfaction of customary conditions, including receipt of commitments from either new lenders or increased commitments from existing lenders. The ONE Gas Credit Agreement expires in October 2022, and is available to provide liquidity for working capital, capital expenditures, acquisitions and mergers, the issuance of letters of credit and for other general corporate purposes.

The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. The ONE Gas Credit Agreement also contains customary affirmative and negative covenants, including covenants relating to liens, indebtedness of subsidiaries, investments, changes in the nature of business, fundamental changes, transactions with affiliates, burdensome agreements, and use of proceeds. In the event of a breach of certain covenants by ONE Gas, amounts outstanding under the ONE Gas Credit Agreement may become due and payable immediately. At December 31, 2017, our total debt-to-capital ratio was 44 percent, and we were in compliance with all covenants under the ONE Gas Credit Agreement.

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

At December 31, 2017, we had issued $357.2 million in the form of commercial paper, $2.1 million in letters of credit outstanding and had approximately $14.4 million of cash and cash equivalents. At December 31, 2017, we had no borrowings and $340.7 million of credit available under the ONE Gas Credit Agreement. The weighted-average interest rate on our commercial paper was 1.55 percent at December 31, 2017.

Long-Term Debt - The indenture governing our Senior Notes includes an event of default upon the acceleration of other indebtedness of $100 million or more. Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding Senior Notes to declare those Senior Notes immediately due and payable in full. At December 31, 2017, our long-term debt-to-capital ratio was 38 percent.

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

Credit Ratings - Our credit ratings as of December 31, 2017, were:

Rating Agency	Rating	Outlook
Moody’s	A2	Stable
S&P	A	Stable

On January 19, 2018, Moody’s changed our outlook to negative from stable based on the potential impacts of the Tax Cuts and Jobs Act of 2017.

Our commercial paper is currently rated Prime-1 by Moody’s and A-1 by S&P. We intend to maintain strong credit metrics while we pursue a balanced approach to capital investment and a return of capital to shareholders via a dividend that we believe will be competitive with our peer group.

Pension and Other Postemployment Benefit Plans - During 2017, we contributed $111.9 million to our defined benefit pension plan and $6.2 million to our other postemployment benefit plans. Information about our pension and other postemployment benefits plans, including anticipated contributions, is included under Note 11 of the Notes to Consolidated Financial Statements in this Annual Report.

CASH FLOW ANALYSIS

We use the indirect method to prepare our Consolidated Statements of Cash Flows. Under this method, we reconcile net income to cash flows provided by operating activities by adjusting net income for those items that impact net income but may not result in actual cash receipts or payments and changes in our assets and liabilities not classified as investing or financing activities during the period. Items that impact net income but may not result in actual cash receipts or payments include, but are not limited to, depreciation and amortization, deferred income taxes, share-based compensation expense and provision for doubtful accounts.

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Years Ended December 31,			Variances
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$253.8	$290.6	$407.9	$(36.8)	$(117.3)
Investing activities	(355.8)	(308.5)	(294.3)	(47.3)	(14.2)
Financing activities	101.7	30.2	(123.1)	71.5	153.3
Change in cash and cash equivalents	(0.3)	12.3	(9.5)	(12.6)	21.8
Cash and cash equivalents at beginning of period	14.7	2.4	11.9	12.3	(9.5)
Cash and cash equivalents at end of period	$14.4	$14.7	$2.4	$(0.3)	$12.3

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

2017 vs. 2016 - Cash flows from operating activities were lower in 2017 compared with 2016. Before considering the impacts of operating asset and liability changes, cash flows were higher in 2017 compared with 2016 due primarily to an increase in net income, higher noncash expenses for depreciation and amortization and deferred income taxes. The increase in operating asset and liability changes more than offset these increases. The largest decrease in working capital relates to a decrease in employee benefit obligation attributed to the $111.9 million contribution to our defined benefit pension plan and $6.2 million contribution to our other postemployment benefit plans in 2017.

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

Investing Cash Flows - 2017 vs. 2016 - Cash used in investing activities increased for 2017, compared to 2016, due primarily to capital expenditures for increased system integrity activities and extending service to new areas.

2016 vs. 2015 - Cash used in investing activities increased for 2016, compared to 2015, due primarily to capital expenditures for increased system integrity activities and extending service to new areas.

Financing Cash Flows - 2017 vs. 2016 - Cash provided by financing activities for 2017 increased, compared with 2016, due primarily to net borrowings on our notes payable to fund working capital and capital investments, offset partially by the 28 cent per share increase in annual dividends.

2016 vs. 2015 - Cash provided by financing activities for 2016 increased, compared with 2015, due primarily to net borrowings on our notes payable to fund working capital and capital investments, offset partially by the 20 cent per share increase in annual dividends.

ENVIRONMENTAL, SAFETY AND REGULATORY MATTERS

Environmental Matters - We are subject to multiple historical, wildlife preservation and environmental laws and/or regulations, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, hazardous materials transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation, and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during 2017, 2016 or 2015.

We own or retain legal responsibility for certain environmental conditions at 12 former MGP sites in Kansas. These sites contain contaminants generally associated with MGP sites and are subject to control or remediation under various environmental laws and regulations. A consent agreement with the KDHE governs all environmental investigation and remediation work at these sites. The terms of the consent agreement require us to investigate these sites and set remediation activities based upon the results of the investigations and risk analysis. Remediation typically involves the management of contaminated soils and may involve removal of structures and monitoring and/or remediation of groundwater.

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

With regard to one of our former MGP sites, periodic monitoring and a 2016 interim site investigation indicated elevated levels of contaminants generally associated with MGP sites. Additional testing and work plan development continued in 2017 to determine a remediation work plan to present to the KDHE for approval, which could impact our estimates of the cost of remediation at this site. In the fourth quarter of 2016, we estimated the potential costs associated with additional investigation and remediation to be in the range of $4.0 million to $7.0 million. A single reliable estimate of the remediation costs was not feasible due to the amount of uncertainty in the ultimate remediation approach that will be utilized. Accordingly, we recorded a reserve of $4.0 million for this site in the fourth quarter of 2016.

In April 2017, Kansas Gas Service filed an application with the KCC seeking approval of an AAO associated with the costs incurred at, and nearby, the 12 former MGP sites which we own or retain responsibility for certain environmental conditions. In October 2017, Kansas Gas Service, the KCC staff and the Citizens’ Utility Ratepayer Board filed a unanimous settlement agreement with the KCC.  The agreement allows Kansas Gas Service to defer and seek recovery of costs that are necessary for investigation and remediation at the 12 former MGP sites incurred after January 1, 2017, up to a cap of $15.0 million, net of any related insurance recoveries. Costs approved in a future rate proceeding would then be amortized over a 15-year period. The unamortized amounts will not be included in rate base or accumulate carrying charges. At the time future investigation and remediation work, net of any related insurance recoveries, is expected to exceed $15.0 million, Kansas Gas Service will be required to file an application with the KCC for approval to increase the $15.0 million cap. The KCC issued an order approving the settlement agreement in November 2017. A regulatory asset of approximately $5.9 million was recorded for estimated costs that have been accrued at January 1, 2017.

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during 2017, 2016 or 2015. A number of environmental issues may exist with respect to MGP sites that are unknown to us. Accordingly, future costs are dependent on the final determination and regulatory approval of any remedial actions, the complexity of the site, level of remediation required, changing technology and governmental regulations, and to the extent not recovered by insurance or recoverable in rates from our customers, could be material to our financial condition, results of operations or cash flows.

We are subject to environmental regulation by federal, state and local authorities. Due to the inherent uncertainties surrounding the development of federal and state environmental laws and regulations, we cannot determine with specificity the impact such laws may have on its existing and future facilities. With the trend toward stricter standards, greater regulation and more extensive permit requirements for the types of assets operated by us, our environmental expenditures could increase in the future, and such expenditures may not be fully recovered by insurance or recoverable in rates from our customers, and those costs may adversely affect our financial condition, results of operations and cash flows. We do not expect expenditures for these matters to have a material adverse effect on our financial condition, results of operations or cash flows.

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

CERCLA - The CERCLA, also commonly known as Superfund, imposes strict, joint and several liability, without regard to fault or the legality of the original act, on certain classes of “persons” (defined under CERCLA) that caused and/or contributed to the release of a hazardous substance into the environment. These persons include, but are not limited to, the owner or operator of a facility where the release occurred and/or companies that disposed or arranged for the disposal of the hazardous substances found at the facility. Under CERCLA, these persons may be liable for the costs of cleaning up the hazardous substances released into the environment, damages to natural resources and the costs of certain health studies. We do not expect that our responsibilities under CERCLA will have a material impact on our respective results of operations, financial position or cash flows.

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

Additional information about our environmental matters is included in the section entitled Environmental Matters in Note 13 of the Notes to Consolidated Financial Statements in this Annual Report. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation, and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during 2017, 2016 or 2015.

Regulatory - Several regulatory initiatives impacted the earnings and future earnings potential of our business. See additional information regarding our regulatory initiatives in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

IMPACT OF NEW ACCOUNTING STANDARDS

Information about the impact of new accounting standards is included in Note 1 of the Notes to Consolidated Financial Statements in this Annual Report.

ESTIMATES AND CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements and related disclosures in accordance with GAAP requires us to make estimates and assumptions with respect to values or conditions that cannot be known with certainty that affect the reported amounts of assets and liabilities; and also requires the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These estimates and assumptions also affect the reported amounts of revenue and expenses during the reporting period. Although we believe these estimates and assumptions are reasonable, actual results could differ from our estimates. See our Risk Factors and/or Forward-Looking Statements for factors which could impact our estimates.

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

Regulation - Our operations are subject to regulation with respect to rates, service, maintenance of accounting records and various other matters by the respective regulatory authorities in the states in which we operate. We account for the financial effects of the ratemaking and accounting practices and policies of the various regulatory commissions in our consolidated financial statements. We record regulatory assets for costs that have been deferred for which future recovery through customer rates is considered probable and regulatory liabilities when it is probable that revenues will be reduced for amounts that will be credited to customers through the ratemaking process. As a result, certain costs that would normally be expensed under GAAP are capitalized or deferred on the balance sheet because it is probable they can be recovered through rates. Discontinuing the application of this method of accounting for regulatory assets and liabilities could significantly increase our operating expenses, as fewer costs would likely be capitalized or deferred on the balance sheet, which could reduce our net income. Further, regulation may impact the period in which revenues or expenses are recognized. The amounts to be recovered or recognized are based upon historical experience and our understanding of the regulations. The impact of regulation on our operations may be affected by decisions of the regulatory authorities or the issuance of new regulations.

For further discussion of regulatory assets and liabilities, see Note 8 of the Notes to Consolidated Financial Statements in this Annual Report.

Impairment of Goodwill - We assess our goodwill for impairment at least annually as of July 1. Our goodwill impairment analysis performed in 2017 and 2016, utilized a qualitative assessment and did not result in any impairment indicators. Subsequent to July 1, 2017, no event has occurred indicating that the fair value is less than the carrying value.

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

See Note 1 of the Notes to Consolidated Financial Statements in this Annual Report for further discussion of goodwill.

Pension and Other Postemployment Benefits - We have defined benefit retirement plans covering eligible retirees and full-time employees. We also sponsor welfare plans that provide other postemployment medical and life insurance benefits to eligible retirees and employees who retire with at least five years of service.

To calculate the expense and liabilities related to our plans, we utilize an outside actuarial consultant, which uses statistical and other factors to anticipate future events. These factors include assumptions about the discount rate, expected return on plan assets, rate of future compensation increases, age and mortality and employment periods. We use tables issued by the Society of Actuaries to estimate mortality rates. In determining the projected benefit costs, assumptions can change from period to period and may result in material changes in the costs and liabilities we recognize.

During 2017, we contributed approximately $111.9 million to our defined benefit pension plan and $6.2 million to our other postemployment benefit plans. In 2018, we expect to contribute approximately $1.0 million to our defined benefit pension plan and $3.0 million to our other postemployment benefit plans. In September 2017, we purchased group annuity contracts and transferred approximately $46.7 million of the assets and liabilities related to certain participants in our defined benefit pension plan to a third-party insurance company.

During 2017, we recorded net periodic benefit costs of $30.2 million and $1.7 million related to our pension plans and other postemployment benefit plans, respectively, prior to regulatory deferrals. We estimate that in 2018, we will record expense of $29.0 million and a credit of $3.5 million related to pension plans and other postemployment benefit plans, respectively, prior to regulatory deferrals.

The following table sets forth the significant assumptions used to determine our estimated 2018 net periodic benefit cost related to our defined pension and other postemployment benefit plans, and sensitivity to changes with respect to these assumptions:

	Rate Used	Cost Sensitivity (a)	Obligation Sensitivity (b)
		(Millions of dollars)
Discount rate for pension	3.80%	$3.4	$32.8
Discount rate for other postemployment benefits	3.70%	$0.7	$6.7
Expected long-term return on plan assets (c)	7.25%/7.60%	$2.6	$—
(a) Approximate impact a quarter percentage point decrease in the assumed rate would have on net periodic pension costs.
(b) Approximate impact a quarter percentage point decrease in the assumed rate would have on defined benefit pension obligation.
(c) Expected long-term return on plan assets for pension and other postemployment benefits are 7.25 percent and 7.60 percent, respectively.

Assumed health care cost-trend rates have a significant effect on the amounts reported for our other postemployment benefit plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
	(Millions of dollars)
Effect on total of service and interest cost	$0.6	$(0.6)
Effect on other postemployment benefit obligation	$2.9	$(3.0)

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

We will adopt the FASB’s ASU 2014-09, “Revenue from Contracts with Customers” (“ASC 606”), which clarifies and converges the revenue recognition principles under GAAP and International Financial Reporting Standards, for our interim and annual reports beginning in the first quarter 2018, using the modified retrospective method. We have evaluated all of our sources of revenue to determine the potential effect of the new standard on our financial position, results of operations, cash flows and the related accounting policies and business processes. Upon adoption, there will not be a cumulative adjustment to our opening retained earnings. The only impact of adopting ASC 606 is that we expect to reclassify certain revenues that do not meet the requirements under ASC 606 as revenues from contracts with customers, but will continue to be reflected as other revenues in determining total revenue. The items we expect to reclassify relate primarily to the weather normalization mechanism in Kansas, where the KCC determines how we reflect variations in weather in our rates billed to customers.

We have determined the majority of our natural gas sales and transportation tariffs to be implied contracts with customers, which are settled over time, where our performance obligation is settled with our customer when natural gas is delivered and simultaneously consumed by the customer. For our other utility revenue, which are primarily one-time service fees that meet the requirements under ASC 606, the performance obligation is satisfied at a point in time when services are rendered to the customer. In addition, we will use the invoice method practical expedient, where we will recognize revenue for volumes delivered for which we have a right to invoice. As a result, we will estimate unbilled revenues at the end of each accounting period consistent with past practice. Our disclosures will reflect our sources of revenue disaggregated among natural gas sales including sales to residential, commercial, industrial, wholesale and public authority customers, transportation revenue, and other utility revenues. The reclassification of certain revenues that do not meet the requirements under ASC 606 will be classified as other revenues on the Consolidated Income Statement and in our Notes to Consolidated Financial Statements.

Contingencies - Our accounting for contingencies covers a variety of business activities, including contingencies for legal and environmental exposures. We accrue these contingencies when our assessments indicate that it is probable that a liability has been incurred or an asset will not be recovered and an amount can be reasonably estimated. We expense legal fees as incurred and base our legal liability estimates on currently available facts and our assessments of the ultimate outcome or resolution. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than the completion of a remediation feasibility study. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. In 2017, we recorded a regulatory asset of approximately $5.9 million for estimated costs incurred at, and nearby, our 12 former MGP sites that was accrued at January 1, 2017. In 2016, we recorded a reserve of $4.0 million for potential costs associated with further investigation and remediation at one of the former MGP sites. Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position or results of operations, and our expenditures related to environmental matters had no material effect on earnings or cash flows for 2017, 2016 or 2015. Actual results may differ from our estimates resulting in an impact, positive or negative, on earnings.

See Note 13 of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion of contingencies.

CONTRACTUAL OBLIGATIONS

The following table sets forth our contractual obligations at December 31, 2017:

	Contractual Obligations
	(Millions of dollars)
	2018	2019	2020	2021	2022	Thereafter	Total
Long-term debt, including current maturities	$—	$300.0	$—	$—	$—	$901.3	$1,201.3
Commercial paper	357.2	—	—	—	—	—	357.2
Interest payments on debt	45.1	39.4	38.9	38.9	38.9	602.7	803.9
Firm transportation and storage capacity contracts	190.2	175.7	164.5	144.7	117.5	102.1	894.7
Natural gas purchase commitments	140.5	0.6	0.1	0.1	0.1	0.1	141.5
Employee benefit plans	4.0	0.1	0.1	0.1	0.1	—	4.4
Operating leases	4.7	3.9	3.7	3.3	3.3	3.2	22.1
Total	$741.7	$519.7	$207.3	$187.1	$159.9	$1,609.4	$3,425.1

Long-term debt, commercial paper borrowings and interest payments on debt - Long-term debt includes our three debt issuances at their due dates. Interest payments on debt are calculated by multiplying our long-term debt by the respective coupon rates.

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

Employee benefit plans - Employee benefit plans include our anticipated contribution to maintain the minimum required funding level for our pension and other postemployment benefit plans. See Note 11 of the Notes to Consolidated Financial Statements in this Annual Report for discussion of employee benefit plans.

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

Forward-looking statements include the items identified in the preceding paragraph, the information concerning possible or assumed future results of our operations and other statements contained or incorporated in this Annual Report identified by words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “should,” “goal,” “forecast,” “guidance,” “could,” “may,” “continue,” “might,” “potential,” “scheduled,” “likely,” and other words and terms of similar meaning. One should not place undue reliance on forward-looking statements, which are applicable only as of the date of this Annual Report.  Known and unknown risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements.  Those factors may affect our operations, markets, products, services and prices.  In addition to any assumptions and other factors referred to specifically in connection with the forward-looking statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statement include, among others, the following:

•	our ability to recover operating costs and amounts equivalent to income taxes, costs of property, plant and equipment and regulatory assets in our regulated rates;

•	our ability to manage our operations and maintenance costs;

•	changes in regulation of natural gas distribution services, particularly those in Oklahoma, Kansas and Texas;

•	the economic climate and, particularly, its effect on the natural gas requirements of our residential and commercial industrial customers;

•	competition from alternative forms of energy, including, but not limited to, electricity, solar power, wind power, geothermal energy and biofuels;

•	conservation and energy storage efforts of our customers;

•	variations in weather, including seasonal effects on demand, the occurrence of storms and disasters, and climate change;

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

•
the effectiveness of our strategies to reduce earnings lag, margin protection strategies and risk mitigation strategies, which may be affected by risks beyond our control such as commodity price volatility and counterparty creditworthiness;

•	our ability to generate sufficient cash flows to meet all our liquidity needs;

•
changes in the financial markets during the periods covered by the forward-looking statements, particularly those affecting the availability of capital and our ability to refinance existing debt and fund investments and acquisitions;

•	actions of rating agencies, including the ratings of debt, general corporate ratings and changes in the rating agencies’ ratings criteria;

•	changes in inflation and interest rates;

•	our ability to recover the costs of natural gas purchased for our customers;

•	impact of potential impairment charges;

•	volatility and changes in markets for natural gas;

•	possible loss of LDC franchises or other adverse effects caused by the actions of municipalities;

•	payment and performance by counterparties and customers as contracted and when due;

•	changes in existing or the addition of new environmental, safety, tax and other laws to which we and our subsidiaries are subject;

•	the uncertainty of estimates, including accruals and costs of environmental remediation;

•	advances in technology;

•	population growth rates and changes in the demographic patterns of the markets we serve;

•	acts of nature and the potential effects of threatened or actual terrorism, including cyber attacks or breaches of technology systems and war;

•	the sufficiency of insurance coverage to cover losses;

•	the effects of our strategies to reduce tax payments;

•	the effects of litigation and regulatory investigations, proceedings, including our rate cases, or inquiries and the requirements of our regulators as a result of the Tax Cuts and Jobs Act of 2017;

•	changes in accounting standards;

•	changes in corporate governance standards;

•	discovery of material weaknesses in our internal controls;

•	our ability to attract and retain talented employees, management and directors;

•
declines in the discount rates on, declines in the market value of the debt and equity securities of, and increases in funding requirements for, our defined benefit plans, as well as increased costs of providing health care benefits;

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

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.  Other factors could also have material adverse effects on our future results.  These and other risks are described in greater detail in Part 1, Item 1A, Risk Factors, in this Annual Report.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Other than as required under securities laws, we undertake no obligation to update publicly any forward-looking statement whether as a result of new information, subsequent events or change in circumstances, expectations or otherwise.

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

This page intentionally left blank.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of ONE Gas, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of ONE Gas, Inc., and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/PricewaterhouseCoopers, LLP

Tulsa, Oklahoma
February 22, 2018

We have served as the Company’s auditor since 2013.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2017	2016	2015
	(Thousands of dollars, except per share amounts)

Revenues	$1,539,633	$1,427,232	$1,547,692
Cost of natural gas	614,501	541,797	705,959
Net margin	925,132	885,435	841,733
Operating expenses
Operations and maintenance	416,542	417,142	414,476
Depreciation and amortization	151,889	143,829	133,023
General taxes	57,225	55,344	55,105
Total operating expenses	625,656	616,315	602,604
Operating income	299,476	269,120	239,129
Other income	4,217	1,447	263
Other expense	(1,490)	(1,490)	(2,813)
Interest expense, net	(46,065)	(43,739)	(44,570)
Income before income taxes	256,138	225,338	192,009
Income taxes	(93,143)	(85,243)	(72,979)
Net income	$162,995	$140,095	$119,030

Earnings per share
Basic	$3.10	$2.67	$2.26
Diluted	$3.08	$2.65	$2.24

Average shares (thousands)
Basic	52,527	52,453	52,578
Diluted	52,979	52,963	53,254
Dividends declared per share of stock	$1.68	$1.40	$1.20
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2017	2016	2015
	(Thousands of dollars)
Net income	$162,995	$140,095	$119,030
Other comprehensive income (loss), net of tax
Change in pension and other postemployment benefit plans liability, net of tax of $486, $197, and $(483), respectively	(778)	(314)	773
Total other comprehensive income (loss), net of tax	(778)	(314)	773
Comprehensive income	$162,217	$139,781	$119,803
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016
Assets	(Thousands of dollars)
Property, plant and equipment
Property, plant and equipment	$5,713,912	$5,404,168
Accumulated depreciation and amortization	1,706,327	1,672,548
Net property, plant and equipment	4,007,585	3,731,620
Current assets
Cash and cash equivalents	14,413	14,663
Accounts receivable, net	298,768	290,944
Materials and supplies	39,672	34,084
Natural gas in storage	130,154	125,432
Regulatory assets	88,180	83,146
Other current assets	17,807	20,654
Total current assets	588,994	568,923
Goodwill and other assets
Regulatory assets	405,189	440,522
Goodwill	157,953	157,953
Other assets	47,157	43,773
Total goodwill and other assets	610,299	642,248
Total assets	$5,206,878	$4,942,791
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS
(Continued)
	December 31,	December 31,
	2017	2016
Equity and Liabilities	(Thousands of dollars)
Equity and long-term debt
Common stock, $0.01 par value: authorized 250,000,000 shares; issued 52,598,005 shares and outstanding 52,312,516 shares at December 31, 2017; issued 52,598,005 shares and outstanding 52,283,260 shares at December 31, 2016	$526	$526
Paid-in capital	1,737,551	1,749,574
Retained earnings	246,121	161,021
Accumulated other comprehensive income (loss)	(5,493)	(4,715)
Treasury stock, at cost: 285,489 shares at December 31, 2017 and 314,745 shares at December 31, 2016	(18,496)	(18,126)
Total equity	1,960,209	1,888,280
Long-term debt, excluding current maturities, and net of issuance costs of $8,033 and $8,851, respectively	1,193,257	1,192,446
Total equity and long-term debt	3,153,466	3,080,726
Current liabilities
Notes payable	357,215	145,000
Accounts payable	143,681	131,988
Accrued interest	18,776	18,854
Accrued taxes other than income	41,324	42,571
Accrued liabilities	30,058	22,931
Customer deposits	60,811	61,209
Other current liabilities	21,465	21,380
Total current liabilities	673,330	443,933
Deferred credits and other liabilities
Deferred income taxes	599,945	1,038,568
Regulatory liabilities	519,421	—
Employee benefit obligations	172,938	303,507
Other deferred credits	87,778	76,057
Total deferred credits and other liabilities	1,380,082	1,418,132
Commitments and contingencies
Total liabilities and equity	$5,206,878	$4,942,791
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2017	2016	2015
	(Thousands of dollars)
Operating activities
Net income	$162,995	$140,095	$119,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	151,889	143,829	133,023
Deferred income taxes	92,393	86,788	63,789
Share-based compensation expense	8,876	11,219	9,187
Provision for doubtful accounts	7,323	5,427	4,520
Changes in assets and liabilities:
Accounts receivable	(15,147)	(80,028)	105,886
Materials and supplies	(5,588)	(759)	(5,814)
Income tax receivable	—	37,480	4,923
Natural gas in storage	(4,722)	16,721	43,147
Asset removal costs	(52,376)	(53,430)	(51,608)
Accounts payable	1,945	27,596	(59,635)
Accrued interest	(78)	(19)	1
Accrued taxes other than income	(1,247)	5,322	(7,493)
Accrued liabilities	7,127	(8,539)	5,451
Customer deposits	(398)	884	322
Regulatory assets and liabilities	29,250	(49,472)	50,658
Employee benefit obligation	(118,095)	(25,666)	(15,033)
Other assets and liabilities	(10,347)	33,141	7,562
Cash provided by operating activities	253,800	290,589	407,916
Investing activities
Capital expenditures	(356,361)	(309,071)	(294,320)
Other	618	492	—
Cash used in investing activities	(355,743)	(308,579)	(294,320)
Financing activities
Borrowings (repayment) on notes payable, net	212,215	132,500	(29,500)
Repurchase of common stock	(17,512)	(24,066)	(24,122)
Issuance of common stock	4,457	4,017	7,051
Dividends paid	(87,951)	(73,209)	(62,826)
Tax withholdings related to net share settlements of stock compensation	(9,516)	(9,022)	(13,709)
Cash provided by (used in) financing activities	101,693	30,220	(123,106)
Change in cash and cash equivalents	(250)	12,230	(9,510)
Cash and cash equivalents at beginning of period	14,663	2,433	11,943
Cash and cash equivalents at end of period	$14,413	$14,663	$2,433
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$44,436	$42,129	$42,980
Cash received for income taxes, net	$(1,389)	$(35,702)	$(5,423)
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock Issued	Common Stock	Paid-in Capital
	(Shares)	(Thousands of dollars)

January 1, 2015	52,083,859	$521	$1,758,796
Net income	—	—	—
Other comprehensive income	—	—	—
Repurchase of common stock	—	—	—
Common stock issued	514,146	5	5,027
Common stock dividends - $1.20 per share	—	—	1,052
December 31, 2015	52,598,005	526	1,764,875
Net income	—	—	—
Other comprehensive loss	—	—	—
Repurchase of common stock	—	—	—
Common stock issued	—	—	(16,212)
Common stock dividends - $1.40 per share	—	—	911
December 31, 2016	52,598,005	526	1,749,574
Cumulative effect of accounting change	—	—	—
Net income	—	—	—
Other comprehensive loss	—	—	—
Repurchase of common stock	—	—	—
Common stock issued and other	—	—	(12,949)
Common stock dividends - $1.68 per share	—	—	926
December 31, 2017	52,598,005	$526	$1,737,551
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(Continued)
	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	(Thousands of dollars)

January 1, 2015	$39,894	$—	$(5,174)	$1,794,037
Net income	119,030	—	—	119,030
Other comprehensive income	—	—	773	773
Repurchase of common stock	—	(24,122)	—	(24,122)
Common stock issued	—	9,631	—	14,663
Common stock dividends - $1.20 per share	(63,878)	—	—	(62,826)
December 31, 2015	95,046	(14,491)	(4,401)	1,841,555
Net income	140,095	—	—	140,095
Other comprehensive loss	—	—	(314)	(314)
Repurchase of common stock	—	(24,066)	—	(24,066)
Common stock issued	—	20,431	—	4,219
Common stock dividends - $1.40 per share	(74,120)	—	—	(73,209)
December 31, 2016	161,021	(18,126)	(4,715)	1,888,280
Cumulative effect of accounting change	10,982	—	—	10,982
Net income	162,995	—	—	162,995
Other comprehensive loss	—	—	(778)	(778)
Repurchase of common stock	—	(17,512)	—	(17,512)
Common stock issued and other	—	17,142	—	4,193
Common stock dividends - $1.68 per share	(88,877)	—	—	(87,951)
December 31, 2017	$246,121	$(18,496)	$(5,493)	$1,960,209
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations - We provide natural gas distribution services to more than 2 million customers through our divisions in Oklahoma, Kansas and Texas through Oklahoma Natural Gas, Kansas Gas Service and Texas Gas Service, respectively. We serve residential, commercial, industrial and transportation customers in all three states. In addition, we also provide natural gas distribution services to wholesale and public authority customers. We are a corporation incorporated under the laws of the state of Oklahoma, and our common stock is listed on the NYSE under the trading symbol “OGS.” In 2017, we formed a wholly-owned captive insurance company in the state of Oklahoma to provide insurance to our divisions.

Basis of Presentation - The consolidated financial statements include the accounts of the natural gas distribution business as set forth in “Organization and Nature of Operations” above. All significant balances and transactions between our subsidiaries have been eliminated.

Use of Estimates - The preparation of our consolidated financial statements and related disclosures in accordance with GAAP requires us to make estimates and assumptions with respect to values or conditions that cannot be known with certainty that affect the reported amount of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These estimates and assumptions also affect the reported amounts of revenue and expenses during the reporting period. Items that may be estimated include, but are not limited to, the economic useful life of assets, fair value of assets and liabilities, provisions for doubtful accounts receivable, unbilled revenues for natural gas delivered but for which meters have not been read, natural gas purchased but for which no invoice has been received, provision for income taxes, including any deferred income tax valuation allowances, the results of litigation and various other recorded or disclosed amounts.

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

Fair Value Hierarchy - At each balance sheet date, we utilize a fair value hierarchy to classify fair value amounts recognized or disclosed in our consolidated financial statements based on the observability of inputs used to estimate such fair value. The levels of the hierarchy are described below:

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

Revenue Recognition - For regulated deliveries of natural gas, we read meters and bill customers on a monthly cycle. We recognize revenues upon the delivery of the natural gas commodity or services rendered to customers. The billing cycles for customers do not necessarily coincide with the accounting periods used for financial reporting purposes. Revenues are accrued for natural gas delivered and services rendered to customers, but not yet billed. Accrued unbilled revenue is based on a percentage estimate of amounts unbilled each month, which is dependent upon a number of factors, some of which require management’s judgment. These factors include customer consumption patterns and the impact of weather on usage. The amounts of accrued unbilled natural gas sales revenues at December 31, 2017 and 2016, were $138.5 million and $143.2 million, respectively.

We collect and remit other taxes on behalf of governmental authorities, and we record these amounts in accrued taxes other than income in our Consolidated Balance Sheets on a net basis.

Cost of Natural Gas - Net margin is comprised of total revenues less cost of natural gas.  Cost of natural gas includes commodity purchases, fuel, storage, transportation and other gas purchase costs recovered through our cost of natural gas regulatory mechanisms and does not include an allocation of general operating costs or depreciation and amortization.  In addition, our cost of natural gas regulatory mechanisms provide a method of recovering natural gas costs on an ongoing basis without a profit. Therefore, although our revenues will fluctuate with the cost of gas that we purchase, net margin is not affected by fluctuations in the cost of natural gas. See Note 8 for additional discussion of purchased gas cost recoveries.

Accounts Receivable - Accounts receivable represent valid claims against nonaffiliated customers for natural gas sold or services rendered, net of allowances for doubtful accounts. We assess the creditworthiness of our customers. Those customers who do not meet minimum standards are required to provide security, including deposits and other forms of collateral, when appropriate. With more than 2 million customers across three states, we are not exposed materially to a concentration of credit risk. We maintain an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, consideration of the current credit environment and other information. In Oklahoma, Kansas and most jurisdictions we serve in Texas, we are able to recover natural gas costs related to doubtful accounts through purchased-gas cost adjustment mechanisms. At December 31, 2017 and 2016, our allowance for doubtful accounts was $4.8 million and $4.2 million, respectively.

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

The table below summarizes the various ways in which we account for our derivative instruments and the impact on our consolidated financial statements:

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

Our properties are depreciated using the straight-line method over their estimated useful lives. Generally, we apply composite depreciation rates to functional groups of property having similar economic circumstances. We periodically conduct depreciation studies to assess the economic lives of our assets. These depreciation studies are completed as a part of our regulatory proceedings, and the changes in economic lives, if applicable, are implemented prospectively when the new rates are approved by our regulators and become effective. Changes in the estimated economic lives of our property, plant and equipment could have a material effect on our financial position, results of operations or cash flows.

Property, plant and equipment on our Consolidated Balance Sheets includes construction work in process for capital projects that have not yet been placed in service and therefore are not being depreciated. Assets are transferred out of construction work in process when they are substantially complete and ready for their intended use.

See Note 9 for additional information regarding our property, plant and equipment.

Impairment of Goodwill and Long-Lived Assets - We assess our goodwill for impairment at least annually as of July 1. Our goodwill impairment analysis performed in 2017, 2016 and 2015, utilized a qualitative assessment and did not result in any impairment indicators. Subsequent to July 1, 2017, no event has occurred indicating that it is more likely than not that our fair value is less than our carrying value of our net assets.

As part of our goodwill impairment test, we first assess qualitative factors (including macroeconomic conditions, industry and market considerations, cost factors and overall financial performance) to determine whether it is more likely than not that our fair value is less than our carrying amount. If further testing is necessary, we perform an impairment test for goodwill. This assessment is made by comparing our fair value with our book value, including goodwill. If the fair value is less than the book value, we will record an impairment charge, not to exceed the carrying amount of goodwill.

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

We assess our long-lived assets for impairment whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. An impairment is indicated if the carrying amount of a long-lived asset exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. If an impairment is indicated, we record an impairment loss equal to the difference between the carrying value and the fair value of the long-lived asset. We determined that there were no asset impairments in 2017, 2016 or 2015.

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

Income Taxes - Deferred income taxes are recorded for the difference between the financial statement and income tax basis of assets and liabilities and carryforward items, based on income tax laws and rates existing at the time the temporary differences are expected to reverse. The effect on deferred income taxes of a change in tax rates is deferred and amortized for operations regulated by the OCC, KCC, RRC and various municipalities in Texas, if, as a result of an action by a regulator, it is probable that the effect of the change in tax rates will be recovered from or returned to customers through future rates. We continue to amortize previously deferred investment tax credits for ratemaking purposes over the periods prescribed by our regulators.

A valuation allowance for deferred income tax assets is recognized when it is more likely than not that some or all of the benefit from the deferred income tax asset will not be realized. To assess that likelihood, we use estimates and judgment regarding our future taxable income, as well as the jurisdiction in which such taxable income is generated, to determine whether a valuation allowance is required. Such evidence can include our current financial position, our results of operations, both actual and forecasted, the reversal of deferred income tax liabilities, as well as the current and forecasted business economics of our industry. We had no valuation allowance at December 31, 2017 and 2016.

We utilize a more-likely-than-not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that is taken or expected to be taken in a tax return. We reflect penalties and interest as part of income tax expense as they become applicable for tax provisions that do not meet the more-likely-than-not recognition threshold and measurement attribute. There were no material uncertain tax positions at December 31, 2017 and 2016.

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

In accordance with long-standing regulatory treatment, we collect through rates the estimated costs of removal on certain regulated properties through depreciation expense, with a corresponding credit to accumulated depreciation and amortization. These removal costs collected through our rates include costs attributable to legal and nonlegal removal obligations; however, the amounts collected that are in excess of these nonlegal asset-removal costs incurred are accounted for as a regulatory liability for financial reporting purposes. Historically, with the exception of the regulatory authority in Kansas, the regulatory authorities that have jurisdiction over our regulated operations have not required us to quantify or disclose this amount; rather, these costs are addressed prospectively in depreciation rates and are set in each general rate order. We have made an estimate of our regulatory liability using current rates since the last general rate order in each of our jurisdictions if the removal costs collected have exceeded our removal cost incurred; however, for financial reporting purposes, significant uncertainty exists regarding the future disposition of this regulatory liability, pending, among other issues, clarification of regulatory intent. We continue to monitor the regulatory requirements, and the liability may be adjusted as more information is obtained. We record the estimated asset removal obligation in noncurrent liabilities in other deferred credits on our Consolidated Balance Sheets. To the extent this estimated liability is adjusted, such amounts will be reclassified between accumulated depreciation and amortization and other deferred credits and therefore will not have an impact on earnings.

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

Segments - We operate in one reportable business segment: regulated public utilities that deliver natural gas to residential, commercial, industrial, wholesale, public authority and transportation customers. We define reportable business segments as components of an organization for which discrete financial information is available and operating results are evaluated on a regular basis by the chief operating decision maker (“CODM”) in order to assess performance and allocate resources. Our CODM is our Chief Executive Officer (“CEO”). Characteristics of our organization that were relied upon in making this determination include the similar nature of services we provide, the functional alignment of our organizational structure, and the reports that are regularly reviewed by the CODM for the purpose of assessing performance and allocating resources. Our management is functionally aligned and centralized, with performance evaluated based upon results of the entire distribution business. Capital allocation decisions are driven by asset integrity management, operating efficiency, growth opportunities and government relocations, not geographic location or regulatory jurisdiction.

In 2017, 2016 and 2015, we had no single external customer from which we received 10 percent or more of our gross revenues.

Treasury Stock - We record treasury stock purchases at cost, which includes incremental direct transaction costs. Amounts are recorded as reductions in equity in our Consolidated Balance Sheets. We record the reissuance of treasury stock at our weighted average cost of treasury shares recorded in equity in our Consolidated Balance Sheets.

Recently Issued Accounting Standards Update - In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,’’ which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017.  This new guidance is required for our interim and annual reports for periods beginning after December 15, 2018, and early adoption is permitted.  We are currently assessing the timing and impacts of adopting this standard, but do not expect a material impact to our consolidated financial statements.

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

In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires (1) separation of net periodic service costs for pension and other postemployment benefits into service cost and other components, (2) presentation of the service cost component in the same line as other compensation costs rendered by pertinent employees during the period, and (3) reporting the other components of net periodic benefit costs separately from the service cost component and outside a subtotal of income from operations. Additionally, only the service cost component is eligible for capitalization for GAAP, when applicable. However, all of our cost components remain eligible for capitalization under the accounting requirements for rate regulated entities.

We will adopt this guidance for our interim and annual reports in the first quarter of 2018. When adopted, the presentation changes required for net periodic benefit costs will not impact previously reported net income; however, the reclassification of the other components of benefits costs will result in an increase in operating income and an increase in other expenses for 2017 and 2016 of $17.3 million and $19.8 million, respectively. We will use the retroactive presentation that permits the use of the amounts disclosed for the various components of net benefit cost in our Employee Benefit Plans footnote to our consolidated financial statements as the basis for the retrospective application. In addition, we updated our information systems for the capitalization of service costs to property and non-service costs to a regulatory asset on a prospective basis, as well as the appropriate accounts for non-service costs to apply retroactive reclassification.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 of the goodwill test, where the measurement of a goodwill impairment loss was determined by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Upon adoption, a goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  We early adopted this new guidance in the current year, and it did not have an impact on our consolidated financial statements. See our conclusions regarding our current year Goodwill Impairment Test above.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments,’’ which introduced new guidance to the accounting for credit losses on instruments within its scope, including trade receivables. It is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and may be adopted a year earlier. The new guidance will be initially applied through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. We are currently assessing the timing and impacts of adopting this standard, which must be adopted by the first quarter of 2020.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which includes various new aspects to simplify how share-based payments are accounted for and presented in the consolidated financial statements. The new standard modifies several aspects of the accounting and reporting for employee share-based payments and related tax accounting impacts, including the presentation in the consolidated statements of operations and cash flows. We adopted this new guidance in the first quarter 2017, and in accordance with the transition requirements, we recorded $5.2 million of excess tax benefit in income tax expense and have transitioned all provisions of this new guidance prospectively, other than our presentation of our withholding shares for tax-withholding purposes, which we accounted for retrospectively in the Financing Activities section of our Consolidated Statement of Cash Flows. We recorded a noncash cumulative-effect increase of $11.0 million to retained earnings, with an offset to a deferred income tax asset, as of the beginning of the reporting period in 2017, for excess tax benefits earned prior to January 1, 2017, that had not been recognized. We continue our use of the estimation method to account for share unit award forfeitures rather than actual forfeitures. The retrospective impact of our withholding shares for tax-withholding purposes to our Consolidated Statement of Cash Flows for the year ended December 31, 2016, was a $9.0 million increase to net cash provided by operating activities and a $9.0 million decrease to net cash used in financing activities. The retrospective impact of our withholding shares for tax-withholding purposes to our Consolidated Statement of Cash Flows for the year ended December 31, 2015, was a $13.7 million increase to net cash provided by operating activities and a $13.7 million decrease to net cash used in financing activities.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which prescribes recognizing lease assets and liabilities on the balance sheet and includes disclosure of key information about leasing arrangements.  A modified retrospective transition approach is required for leases existing at the time of adoption. In January 2018, the FASB issued ASU 2018-01, “Leases (Topic 842),” as an amendment to address stakeholder concerns about the costs and complexity of complying with the transition provisions of the new lease requirements to provide an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 840. We are continuing to evaluate our population of leases, analyzing lease agreements, and holding meetings with cross-functional teams to determine the potential impact of this accounting standard on our financial position and results of operations and the transition approach we will utilize. We will adopt this new guidance in the first quarter of 2019.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASC 606”), which clarifies and converges the revenue recognition principles under GAAP and International Financial Reporting Standards. In July 2015, FASB delayed the effective date for one year. We have evaluated all of our sources of revenue to determine the potential effect on our financial position, results of operations, cash flows and the related accounting policies and business processes. We will adopt this new guidance for our interim and annual reports beginning in the first quarter 2018, using the modified retrospective method. There will not be a cumulative adjustment to our opening retained earnings. The only impact we expect would be a reclassification of certain revenues that do not meet the requirements under ASC 606 as revenues from contracts with customers, but will continue to be reflected as other revenues in determining total revenue. The items we expect to reclassify relate primarily to the weather normalization mechanism in Kansas, where the KCC determines how we reflect variations in weather in our rates billed to customers. We have determined the majority of our tariffs to be contracts with customers which are settled over time, where our performance obligation is settled with our customer when natural gas is delivered and simultaneously consumed.

The majority of our revenues that meet the requirements under ASC 606 are considered implied contracts, as established by our tariff rates approved by regulatory authorities. Our sources of revenue will be disaggregated by natural gas sales (including sales to residential, commercial, industrial, wholesale and public authority customers), transportation revenue, and other utility revenues, which are primarily one-time service fees, that meet the requirements under ASC 606. The reclassification of certain revenues that do not meet the requirements under ASC 606 will be classified as other revenues on the Consolidated Income Statement and in our Notes to Consolidated Financial Statements. Additionally, for our natural gas sales and transportation revenues, our customers receive the benefits of our performance when the commodity is delivered to the customer and the performance obligation is satisfied over time as the customer receives and consumes the natural gas. For our other utility revenue, the performance obligation of one time services are satisfied at a point in time when services are rendered to the customer. In addition, we will use the invoice method practical expedient, where we will recognize revenue for volumes delivered for which we have a right to invoice.

2.	CREDIT FACILITY AND SHORT-TERM NOTES PAYABLE

In October 2017, we amended and restated our revolving credit agreement. The ONE Gas Credit Agreement remains a $700 million revolving unsecured credit facility, and includes a $20 million letter of credit subfacility and a $60 million swingline subfacility. We will also be able to request an increase in commitments of up to an additional $500 million upon satisfaction of customary conditions, including receipt of commitments from either new lenders or increased commitments from existing lenders. The ONE Gas Credit Agreement expires in October 2022, and is available to provide liquidity for working capital, capital expenditures, acquisitions and mergers, the issuance of letters of credit and for other general corporate purposes.

The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. The ONE Gas Credit Agreement also contains customary affirmative and negative covenants, including covenants relating to liens, indebtedness of subsidiaries, investments, changes in the nature of business, fundamental changes, transactions with affiliates, burdensome agreements, and use of proceeds. In the event of a breach of certain covenants by ONE Gas, amounts outstanding under the ONE Gas Credit Agreement may become due and payable immediately. At December 31, 2017, our total debt-to-capital ratio was 44 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement.

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

At December 31, 2017, we had $357.2 million of commercial paper, $2.1 million in letters of credit issued under the ONE Gas Credit Agreement, with no borrowings and $340.7 million of remaining credit available under the ONE Gas Credit Agreement. The weighted-average interest rate on our commercial paper was 1.55 percent and 0.95 percent at December 31, 2017 and 2016, respectively.

3.	LONG-TERM DEBT

We have senior notes consisting of $300 million of 2.07 percent senior notes due 2019, $300 million of 3.61 percent senior notes due 2024 and $600 million of 4.658 percent senior notes due 2044. The indenture governing our Senior Notes includes an event of default upon the acceleration of other indebtedness of $100 million or more. Such events of default would entitle the trustee or the holders of 25 percent in the aggregate principal amount of the outstanding Senior Notes to declare those senior notes immediately due and payable in full.

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

Preferred Stock - At December 31, 2017, we had 50 million, $0.01 par value, authorized shares of preferred stock available. We have not issued or established any classes or series of shares of preferred stock.

Common Stock - At December 31, 2017, we had approximately 197.7 million shares of authorized common stock available for issuance.

Treasury Shares - We purchase treasury shares to be used to offset shares issued under our equity compensation plan and the ESPP. Our Board of Directors established an annual limit of $20 million of treasury stock purchases, exclusive of funds received through the dividend reinvestment and the ESPP. Stock purchases may be made in the open market or in private transactions at times, and in amounts that we deem appropriate. There is no guarantee as to the exact number of shares that we purchase, and we can terminate or limit the program at any time.

Dividends Declared - In January 2018, we declared a dividend of $0.46 per share ($1.84 per share on an annualized basis) for shareholders of record on February 23, 2018, payable March 9, 2018.

5.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the balance in accumulated other comprehensive income (loss) for the period indicated:

Accumulated Other Comprehensive Income (Loss)
(Thousands of dollars)
January 1, 2016	$(4,401)
Pension and other postemployment benefit plans obligations
Other comprehensive income (loss) before reclassification, net of tax of $486	(776)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of $(289)	462
Other comprehensive income (loss)	(314)
December 31, 2016	(4,715)
Pension and other postemployment benefit plans obligations
Other comprehensive income (loss) before reclassification, net of tax of $808	(1,293)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of $(322)	515
Other comprehensive income (loss)	(778)
December 31, 2017	$(5,493)

The following table sets forth the effect of reclassifications from accumulated other comprehensive income (loss) on our Consolidated Statements of Income for the period indicated:

				Affected Line Item in the
Details about Accumulated Other Comprehensive Income	Year Ended December 31,			Consolidated Statements of
(Loss) Components	2017	2016	2015	Income
	(Thousands of dollars)
Pension and other postemployment benefit plan obligations (a)
Amortization of net loss	$42,591	$40,912	$47,494
Amortization of unrecognized prior service cost	(4,597)	(3,316)	(1,962)
	37,994	37,596	45,532
Regulatory adjustments (b)	(37,157)	(36,845)	(44,615)
	837	751	917	Income before income taxes
	(322)	(289)	(353)	Income tax expense
Total reclassifications for the period	$515	$462	$564	Net income
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

6.	EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Year Ended December 31, 2017
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$162,995	52,527	$3.10
Diluted EPS Calculation
Effect of dilutive securities	—	452
Net income available for common stock and common stock equivalents	$162,995	52,979	$3.08

	Year Ended December 31, 2016
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$140,095	52,453	$2.67
Diluted EPS Calculation
Effect of dilutive securities	—	510
Net income available for common stock and common stock equivalents	$140,095	52,963	$2.65

	Year Ended December 31, 2015
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$119,030	52,578	$2.26
Diluted EPS Calculation
Effect of dilutive securities	—	676
Net income available for common stock and common stock equivalents	$119,030	53,254	$2.24

7.	DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Instruments - At December 31, 2017, we held purchased natural gas call options for the heating season ending March 2018, with total notional amounts of 14.1 Bcf, for which we paid premiums of $5.5 million, and which had a fair value of $1.1 million. At December 31, 2016, we held purchased natural gas call options for the heating season ended March 2017, with total notional amounts of 14.3 Bcf, for which we paid premiums of $5.4 million, and which had a fair value of $6.5 million. The premiums paid and any cash settlements received are recorded as part of our unrecovered purchased-gas costs in current regulatory assets as these contracts are included in, and recoverable through, the purchased-gas cost adjustment mechanisms. Additionally, changes in fair value associated with these contracts are deferred as part of our unrecovered purchased-gas costs in our Consolidated Balance Sheets. Our natural gas call options are classified as Level 1 as fair value amounts are based on unadjusted quoted prices in active markets including NYMEX-settled prices. There were no transfers between levels for the periods presented.

Other Financial Instruments - The approximate fair value of cash and cash equivalents, accounts receivable and accounts payable is equal to book value, due to the short-term nature of these items. Our cash and cash equivalents are comprised of bank and money market accounts, and are classified as Level 1.

Short-term notes payable and commercial paper are due upon demand and, therefore, the carrying amounts approximate fair value and are classified as Level 1. The book value of our long-term debt, including current maturities, was $1.2 billion at both December 31, 2017 and 2016. The estimated fair value of our long-term debt, including current maturities, was $1.3 billion  and $1.2 billion at December 31, 2017 and 2016, respectively. The estimated fair value of our Senior Notes was determined using quoted market prices, and are considered Level 2.

8.	REGULATORY ASSETS AND LIABILITIES

The table below presents a summary of regulatory assets, net of amortization, and liabilities for the periods indicated:

		December 31, 2017
	Remaining Recovery Period	Current	Noncurrent	Total
		(Thousands of dollars)
Under-recovered purchased-gas costs	1 year	$41,238	$—	$41,238
Pension and other postemployment benefit costs	See Note 11	25,156	387,582	412,738
Weather normalization	1 year	17,461	—	17,461
Reacquired debt costs	10 years	812	7,298	8,110
MGP remediation costs	15 years	—	6,104	6,104
Other	1 to 21 years	3,513	4,205	7,718
Total regulatory assets, net of amortization		88,180	405,189	493,369
Federal income tax rate changes (a)	See Note 12	—	(519,421)	(519,421)
Over-recovered purchased-gas costs	1 year	(9,434)	—	(9,434)
Ad-valorem tax	1 year	(4)	—	(4)
Total regulatory liabilities		(9,438)	(519,421)	(528,859)
Net regulatory assets and liabilities		$78,742	$(114,232)	$(35,490)
(a) See Note 12 for additional information regarding our federal income tax rate changes regulatory liabilities.

		December 31, 2016
	Remaining Recovery Period	Current	Noncurrent	Total
		(Thousands of dollars)
Under-recovered purchased-gas costs	1 year	$29,901	$—	$29,901
Pension and other postemployment benefit costs	See Note 11	31,498	427,448	458,946
Weather normalization	1 year	17,661	—	17,661
Reacquired debt costs	11 years	812	8,108	8,920
Other	1 to 22 years	3,274	4,966	8,240
Total regulatory assets, net of amortization		83,146	440,522	523,668
Over-recovered purchased-gas costs	1 year	(10,154)	—	(10,154)
Ad-valorem tax	1 year	(1,768)	—	(1,768)
Total regulatory liabilities		(11,922)	—	(11,922)
Net regulatory assets and liabilities		$71,224	$440,522	$511,746

Regulatory assets on our Consolidated Balance Sheets, as authorized by the various regulatory authorities, are probable of recovery. Base rates are designed to provide a recovery of cost during the period rates are in effect but do not generally provide for a return on investment for amounts we have deferred as regulatory assets. All of our regulatory assets recoverable through base rates are subject to review by the respective regulatory authorities during future rate proceedings. We are not aware of any evidence that these costs will not be recoverable through either rate riders or base rates, and we believe that we will be able to recover such costs, consistent with our historical recoveries.

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

Recovery through rates resulted in amortization of regulatory assets of approximately $1.0 million, $3.8 million and $1.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

We collect, through our rates, the estimated costs of removal on certain regulated properties through depreciation expense, with a corresponding credit to accumulated depreciation and amortization. These removal costs are nonlegal obligations; however, the amounts collected that are in excess of these nonlegal asset-removal costs incurred are accounted for as a regulatory liability. We have made an estimate of our regulatory liability using current rates since the last general rate order in each of our jurisdictions if the removal costs collected have exceeded our removal costs incurred. We record the estimated nonlegal asset-removal obligation in noncurrent liabilities in other deferred credits on our Consolidated Balance Sheets.

In 2017, we recorded a regulatory asset of approximately $5.9 million for estimated costs expected to be incurred at, and nearby, our 12 former MGP sites which we own or retain responsibility for certain environmental conditions.

In January 2016, as a result of our rate case in Oklahoma, we recorded a regulatory asset of $2.4 million to recover certain information technology costs incurred as a result of our separation from ONEOK in 2014, which will be recovered over four years.

9.	PROPERTY, PLANT AND EQUIPMENT

The following table sets forth our property, plant and equipment by property type, for the periods indicated:

	December 31,	December 31,
	2017	2016
	(Thousands of dollars)
Natural gas distribution pipelines and related equipment	$4,572,343	$4,321,429
Natural gas transmission pipelines and related equipment	497,791	481,953
General plant and other	513,445	530,459
Construction work in process	130,333	70,327
Property, plant and equipment	5,713,912	5,404,168
Accumulated depreciation and amortization	(1,706,327)	(1,672,548)
Net property, plant and equipment	$4,007,585	$3,731,620

We compute depreciation expense by applying composite, straight-line rates of 2.0 percent to 3.0 percent that were approved by various regulatory authorities.

We recorded capitalized interest of $3.0 million, $3.6 million and $2.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. We incurred liabilities for construction work in process and asset removal costs that had not been paid at December 31, 2017, 2016 and 2015 of $21.7 million, $11.9 million and $15.0 million, respectively. Such amounts are not included in capital expenditures on our Consolidated Statements of Cash Flows.

10.	SHARE-BASED PAYMENTS

The ECP provides for the granting of stock-based compensation, including incentive stock options, nonstatutory stock options, stock bonus awards, restricted stock awards, restricted stock unit awards, performance stock awards and performance unit awards to eligible employees and the granting of stock awards to nonemployee directors. We have reserved 2.8 million shares of common stock for issuance under the ECP. At December 31, 2017, we had approximately 0.5 million shares available for issuance under the ECP, which reflect shares issued and estimated shares expected to be issued upon vesting of outstanding awards granted under the plan, less forfeitures. The plan allows for the deferral of awards granted in stock or cash, in accordance with Internal Revenue Code section 409A requirements.

Compensation cost expensed for our share-based payment plans was $4.9 million, net of tax benefits of $3.0 million, for 2017, $7.0 million, net of tax benefits of $4.3 million, for 2016, and $5.7 million, net of tax benefits of $3.5 million, for 2015.

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

Restricted Stock Unit Award Activity

As of December 31, 2017, there was $2.6 million of total unrecognized compensation costs related to the nonvested restricted stock unit awards, which is expected to be recognized over a weighted-average period of 1.7 years. The following tables set forth activity and various statistics for restricted stock unit awards outstanding under the respective plans for the period indicated:

	Number of Units	Weighted- Average Price
Nonvested at December 31, 2016	194,900	$41.68
Granted	37,825	$63.97
Vested	(85,490)	$33.76
Forfeited	(6,570)	$52.65
Nonvested at December 31, 2017	140,665	$51.97

	2017	2016	2015
Weighted-average grant date fair value (per share)	$63.97	$58.30	$41.40
Fair value of shares granted (thousands of dollars)	$2,420	$2,503	$3,141

The fair value of restricted stock vested was $5.5 million and $4.5 million in 2017 and 2016, respectively.

Performance Stock Unit Award Activity

As of December 31, 2017, there was $5.1 million of total unrecognized compensation cost related to the nonvested performance stock unit awards, which is expected to be recognized over a weighted-average period of 1.7 years. The following tables set forth activity and various statistics related to our performance stock unit awards and the assumptions used by us in the valuations of the 2017, 2016 and 2015 grants at the grant date:

	Number of Units	Weighted- Average Price
Nonvested at December 31, 2016	288,811	$46.06
Granted	74,120	$68.94
Vested	(117,626)	$35.98
Forfeited	(7,981)	$58.58
Nonvested at December 31, 2017	237,324	$57.78

	2017	2016	2015
Volatility (a)	20.70%	18.20%	15.90%
Dividend yield	2.63%	2.40%	2.90%
Risk-free interest rate	1.48%	0.91%	1.10%
(a) - Volatility based on historical volatility over three years using daily stock price observations of our peer utilities.

	2017	2016	2015
Weighted-average grant date fair value (per share)	$68.94	$64.06	$44.48
Fair value of shares granted (thousands of dollars)	$5,110	$4,766	$4,486

The fair value of performance stock vested was $15.6 million and $19.5 million in 2017 and 2016, respectively.

Employee Stock Purchase Plan

We have reserved a total of 700 thousand shares of common stock for issuance under our ESPP.  Subject to certain exclusions, all employees who work more than 20 hours per week are eligible to participate in the ESPP.  Employees can choose to have up to 10 percent of their annual base pay withheld to purchase our common stock, subject to terms and limitations of the plan. The purchase price of the stock is 85 percent of the lower of the average market price of our common stock on the grant date or exercise date. Approximately 43 percent, 41 percent and 40 percent of employees participated in the plan in 2017, 2016 and 2015, respectively, and purchased 78,472 shares at $56.80 in 2017, 83,431 shares at $54.51 in 2016, and 51,092 shares at $36.15 in 2015. Compensation expense, before taxes, was $1.2 million, $1.4 million and $1.3 million in 2017, 2016 and 2015, respectively.

Employee Stock Award Program

Under the Employee Stock Award Program, we issued, for no monetary consideration, one share of our common stock to all eligible employees when the per-share closing price of our common stock on the NYSE closed for the first time at or above each $1.00 increment above $34. The total number of shares of our common stock authorized for issuance under this program was 125,000. Shares issued to employees under this program during 2017, 2016 and 2015 totaled 13,791, 50,573 and 23,506, respectively, leaving 1,812 shares remaining. Compensation expense, before taxes, related to the Employee Stock Award Program was $0.9 million, $3.0 million and $1.1 million for 2017, 2016 and 2015, respectively. The Employee Stock Award Program will not be renewed.

11.	EMPLOYEE BENEFIT PLANS

Retirement and Other Postemployment Benefit Plans

Retirement Plans - We have a defined benefit pension plan covering nonbargaining-unit employees hired before January 1, 2005, and certain bargaining-unit employees hired before December 15, 2011. Nonbargaining-unit employees hired after December 31, 2004; employees represented by Local No. 304 of the International Brotherhood of Electrical Workers (“IBEW”) hired on or after July 1, 2010; employees represented by the United Steelworkers hired on or after December 15, 2011; and employees who accepted a one-time opportunity to opt out of the defined benefit pension plan are covered by a profit-sharing plan. Certain employees of the Texas Gas Service division are entitled to benefits under a frozen cash-balance pension plan. In addition, we have a supplemental executive retirement plan for the benefit of certain officers. No new participants in the supplemental executive retirement plan have been approved since 2005, and it was formally closed to new participants as of January 1, 2014. We fund our defined benefit pension costs at a level needed to maintain or exceed the minimum funding levels required by the Employee Retirement Income Security Act of 1974, as amended, and the Pension Protection Act of 2006. Pension expense was $30.2 million, $32.0 million and $38.0 million in 2017, 2016 and 2015, respectively.

Other Postemployment Benefit Plans - We sponsor health and welfare plans that provide postemployment medical and life insurance benefits to certain employees who retire with at least five years of service. The postemployment medical plan is contributory based on hire date, age and years of service, with retiree contributions adjusted periodically, and contains other cost-sharing features such as deductibles and coinsurance. Other postemployment benefit expense was $1.7 million, $2.6 million and $5.0 million in 2017, 2016 and 2015, respectively, prior to regulatory deferrals.

Plan Amendments - In September 2016, due to uncertain market conditions with health insurance exchange providers, we elected not to move the eligible pre-65 participants in our postemployment medical plans to a healthcare exchange. As a result, we remeasured the respective plan assets and benefit obligations, effective September 30, 2016. In the fourth quarter of 2016, we further amended our other postemployment medical plan to allow certain participants access to reimbursable retirement accounts. The net impact of these plan amendments in 2016 was a $483 thousand increase in our other postemployment benefit plan obligation.

Actuarial Assumptions - The following table sets forth the weighted-average assumptions used to determine benefit obligations for pension and postemployment benefits for the periods indicated:

	December 31,
	2017	2016
Discount rate - pension plans	3.80%	4.30%
Discount rate - other postemployment plans	3.70%	4.20%
Compensation increase rate	3.25% - 3.35%	3.25% - 3.40%

The following table sets forth the weighted-average assumptions used by us to determine the periodic benefit costs for the periods indicated:

	Years Ended December 31,
	2017	2016		2015
Discount rate - pension plans	4.30%	4.75%		4.25%/4.75%	(c)
Discount rate - other postemployment plans	4.20%	4.75%/3.75%	(a)	4.25%/4.75%	(c)
Expected long-term return on plan assets - pension plans	7.75%	7.75%		7.75%
Expected long-term return on plan assets - other postemployment plans	7.60%	8.00%/7.75%	(b)	7.75%
Compensation increase rate	3.25% - 3.40%	3.35% - 3.40%		3.30% - 3.50%
(a) Discount rate for the nine months ended September 30, 2016, and three months ended December 31, 2016, respectively.
(b) Expected long-term return on plan assets for the nine months ended September 30, 2016, and three months ended December 31, 2016, respectively.
(c) Discount rate for the nine months ended September 30, 2015, and three months ended December 31, 2015, respectively.

We determine our overall expected long-term rate of return on plan assets, based on our review of historical returns and economic growth models. At December 31, 2017, we updated our assumed mortality rates to incorporate the new set of mortality tables issued by the Society of Actuaries in October 2017.

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

Obligations and Funded Status - The following table sets forth our defined benefit pension and other postemployment benefit plans, benefit obligations and fair value of plan assets for the periods indicated:

	Pension Benefits		Other Postemployment Benefits
	December 31,		December 31,
	2017	2016	2017	2016
Changes in Benefit Obligation	(Thousands of dollars)
Benefit obligation, beginning of period	$966,531	$985,624	$243,548	$228,253
Service cost	12,176	12,055	2,509	2,675
Interest cost	40,453	45,550	9,890	10,235
Plan participants’ contributions	—	—	3,483	3,043
Actuarial loss (gain)	76,325	25,886	12,129	14,309
Benefits paid	(55,107)	(71,066)	(16,690)	(15,450)
Plan amendment	—	—	171	483
Settlements	(46,487)	(31,518)	—	—
Benefit obligation, end of period	993,891	966,531	255,040	243,548

Change in Plan Assets
Fair value of plan assets, beginning of period	739,586	785,161	166,046	155,495
Actual return on plan assets	135,056	48,768	31,228	9,733
Employer contributions	111,936	12,441	6,159	13,225
Plan participants’ contributions	—	—	3,483	3,043
Benefits paid	(55,107)	(71,066)	(16,690)	(15,450)
Settlements	(46,667)	(35,718)	—	—
Fair value of assets, end of period	884,804	739,586	190,226	166,046
Balance at December 31	$(109,087)	$(226,945)	$(64,814)	$(77,502)

Current liabilities	$(963)	$(941)	$—	$—
Noncurrent liabilities	(108,124)	(226,004)	(64,814)	(77,502)
Balance at December 31	$(109,087)	$(226,945)	$(64,814)	$(77,502)

We made contributions to our pension plan of $111.9 million and $12.4 million during 2017 and 2016, respectively. During 2017 and 2016, we purchased group annuity contracts for approximately $46.7 million and $35.7 million, respectively, and transferred to a third-party insurance company liabilities of approximately $46.5 million and $31.5 million, respectively, related to certain participants in our defined benefit pension plan. Benefits paid includes $18.1 million of lump sum payments to certain terminated vested participants during 2016.

The accumulated benefit obligation for our defined benefit pension plans was $936.7 million and $912.4 million at December 31, 2017 and 2016, respectively.

There are no plan assets expected to be withdrawn and returned to us in 2018.

Components of Net Periodic Benefit Cost - The following tables set forth the components of net periodic benefit cost for our defined benefit pension and other postemployment benefit plans for the period indicated:

	Pension Benefits
	Year Ended December 31,
	2017	2016	2015
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$12,176	$12,055	$13,660
Interest cost	40,453	45,550	43,542
Expected return on assets	(58,496)	(61,183)	(61,769)
Amortization of unrecognized prior service cost	—	—	266
Amortization of net loss	36,107	35,543	42,226
Settlements	—	—	27
Net periodic benefit cost	$30,240	$31,965	$37,952

	Other Postemployment Benefits
	Year Ended December 31,
	2017	2016	2015
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$2,509	$2,675	$3,257
Interest cost	9,890	10,235	10,628
Expected return on assets	(12,590)	(12,370)	(11,892)
Amortization of unrecognized prior service cost	(4,597)	(3,316)	(2,228)
Amortization of net loss	6,484	5,369	5,268
Net periodic benefit cost	$1,696	$2,593	$5,033

Other Comprehensive Income (Loss) - The following table sets forth the amounts recognized in other comprehensive income (loss) related to our defined benefit pension benefits for the period indicated:

	Pension Benefits
	Year Ended December 31,
	2017	2016	2015
	(Thousands of dollars)
Net gain (loss) arising during the period	$(2,101)	$(1,262)	$339
Amortization of loss	837	751	917
Deferred income taxes	486	197	(483)
Total recognized in other comprehensive income (loss)	$(778)	$(314)	$773

There were no amounts recognized in other comprehensive income (loss) related to our other postemployment benefits for the periods presented.

The tables below set forth the amounts in accumulated other comprehensive income (loss) that had not yet been recognized as components of net periodic benefit expense for the periods indicated:

	Pension Benefits
	December 31,
	2017	2016
	(Thousands of dollars)
Prior service credit (cost)	$—	$—
Accumulated loss	(378,595)	(414,757)
Accumulated other comprehensive loss before regulatory assets	(378,595)	(414,757)
Regulatory asset for regulated entities	369,647	407,073
Accumulated other comprehensive loss after regulatory assets	(8,948)	(7,684)
Deferred income taxes	3,455	2,969
Accumulated other comprehensive loss, net of tax	$(5,493)	$(4,715)

	Other Postemployment Benefits
	December 31,
	2017	2016
	(Thousands of dollars)
Prior service credit (cost)	$5,442	$10,211
Accumulated loss	(49,030)	(62,084)
Accumulated other comprehensive loss before regulatory assets	(43,588)	(51,873)
Regulatory asset for regulated entities	43,588	51,873
Accumulated other comprehensive loss after regulatory assets	—	—
Deferred income taxes	—	—
Accumulated other comprehensive loss, net of tax	$—	$—

The following table sets forth the amounts recognized in either accumulated comprehensive income (loss) or regulatory assets expected to be recognized as components of net periodic benefit expense in the next fiscal year:

	Pension Benefits	Other Postemployment Benefits
Amounts to be recognized in 2018	(Thousands of dollars)
Prior service credit (cost)	$—	$(4,567)
Actuarial net loss	$39,913	$3,887

Health Care Cost Trend Rates - The following table sets forth the assumed health care cost-trend rates for the periods indicated:

	2017	2016
Health care cost-trend rate assumed for next year	7.00%	7.25%
Rate to which the cost-trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2023	2022

Assumed health care cost-trend rates have a significant effect on the amounts reported for our health care plans. A one percentage point change in assumed health care cost-trend rates would have the following effects:

	One Percentage	One Percentage
	Point Increase	Point Decrease
	(Thousands of dollars)
Effect on total of service and interest cost	$239	$(238)
Effect on other postemployment benefit obligation	$2,906	$(3,006)

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

Investment-grade bonds	40.0%
U.S. large-cap equities	18.0%
Alternative investments	14.0%
Developed foreign large-cap equities	10.0%
Mid-cap equities	7.0%
Emerging markets equities	6.0%
Small-cap equities	5.0%
Total	100%

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

The following tables set forth our pension benefits and other postemployment benefits plan assets by fair value category as of the measurement date:

	Pension Benefits
	December 31, 2017
Asset Category	Level 1	Level 2	Level 3	Total
	(Thousands of dollars)
Investments:
Equity securities (a)	$301,911	$91,014	$—	$392,925
Government obligations	—	74,596	—	74,596
Corporate obligations (b)	—	260,907	—	260,907
Cash and money market funds (c)	21,139	20,787	—	41,926
Insurance contracts and group annuity contracts	—	—	35,158	35,158
Other investments (d)	—	585	78,707	79,292
Total assets	$323,050	$447,889	$113,865	$884,804
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
(d) - This category represents alternative investments such as hedge funds and other financial instruments.

	Other Postemployment Benefits
	December 31, 2017
Asset Category	Level 1	Level 2	Level 3	Total
	(Thousands of dollars)
Investments:
Equity securities (a)	$63,180	$123	$—	$63,303
Government obligations	—	101	—	101
Corporate obligations (b)	—	25,905	—	25,905
Cash and money market funds (c)	4,512	28	—	4,540
Insurance contracts and group annuity contracts	—	96,377	—	96,377
Total assets	$67,692	$122,534	$—	$190,226
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
(c) - This category is primarily money market funds.

The following table sets forth the reconciliation of Level 3 fair value measurements of our pension plans for the periods indicated:

	Pension Benefits
	Insurance Contracts	Other Investments	Total
	(Thousands of dollars)
January 1, 2016	$56,465	$57,972	$114,437
Net realized and unrealized gains (losses)	4,518	(620)	3,898
Settlements	(15,843)	—	(15,843)
December 31, 2016	$45,140	$57,352	$102,492
Net realized and unrealized gains (losses)	2,569	5,055	7,624
Purchases	—	16,300	16,300
Sales and settlements	(12,551)	—	(12,551)
December 31, 2017	$35,158	$78,707	$113,865

Contributions - During 2017, we contributed $111.9 million to our defined benefit pension plans and we contributed $6.2 million to our other postemployment benefit plans. In 2018, we expect to contribute $1.0 million to our defined benefit pension plans and expect to contribute $3.0 million to our other postemployment benefit plans.

Pension and Other Postemployment Benefit Payments - Benefit payments for our defined benefit pension and other postemployment benefit plans for the period ended December 31, 2017 were $55.1 million and $16.7 million, respectively. The following table sets forth the pension benefits and other postemployment benefits payments expected to be paid in 2018-2027:

	Pension Benefits	Other Postemployment Benefits
Benefits to be paid in:	(Thousands of dollars)
2018	$50,875	$17,293
2019	$51,635	$17,383
2020	$52,518	$17,538
2021	$53,516	$17,485
2022	$54,289	$17,558
2023 through 2027	$286,188	$85,543

The expected benefits to be paid are based on the same assumptions used to measure our benefit obligation at December 31, 2017, and include estimated future employee service.

Other Employee Benefit Plans

401(k) Plan - We have a 401(k) Plan which covers all full-time employees, and employee contributions are discretionary. We match 100 percent of each participant’s eligible contribution up to 6 percent of eligible compensation, subject to certain limits. Our contributions made to the plan were $11.7 million, $10.8 million and $10.2 million in 2017, 2016 and 2015, respectively.

Profit Sharing Plan - We have a profit sharing plan for all employees who do not participate in our defined benefit pension plan. We plan to make a contribution to the profit sharing plan each quarter equal to 1 percent of each participant’s eligible compensation during the quarter. Additional discretionary employer contributions may be made at the end of each year. Employee contributions are not allowed under the plan. Our contributions made to the plan were $8.1 million, $6.0 million and $6.5 million in 2017, 2016 and 2015, respectively.

Employee Deferred Compensation Plan - Our Nonqualified Deferred Compensation Plan provides certain employees with the option to defer portions of their compensation and provides nonqualified deferred compensation benefits that are not available due to limitations on employer and employee contributions to qualified defined contribution plans under the federal tax laws. Contributions made to the plan were not material in 2017, 2016 and 2015.

12.	INCOME TAXES

In December 2017, the Tax Cuts and Jobs Act of 2017 was signed into law. Substantially all of the provisions of the new law are effective for taxable years beginning after December 31, 2017. The new law includes significant changes to the Code, including amendments which significantly change the taxation of business entities and includes specific provisions related to regulated public utilities. The more significant changes that impact us include reductions in the corporate federal statutory income tax rate to 21 percent from 35 percent, and several technical provisions including, among others, the elimination of full expensing for tax purposes of certain property acquired after September 27, 2017, the continuation of certain rate normalization requirements for accelerated depreciation benefits and the general allowance for the continued deductibility of interest expense. Additionally, the new law limits the utilization of NOLs arising after December 31, 2017, to 80 percent of taxable income with an indefinite carryforward.

The staff of the SEC has recognized the complexity of reflecting the impacts of the Tax Cuts and Jobs Act of 2017 and issued guidance in Staff Accounting Bulletin 118 (“SAB 118”) which clarifies accounting for income taxes under ASC 740 if information is not yet available or complete and provides for up to a one-year period in which to complete the required analyses and accounting. We have completed or made a reasonable estimate for the measurement and accounting of the effects of the Tax Cuts and Jobs Act of 2017, which have been reflected in our December 31, 2017, consolidated financial statements. We are still analyzing certain aspects of the Tax Cuts and Jobs Act of 2017, refining our calculations and expect additional guidance from the U.S. Department of the Treasury and the Internal Revenue Service.  Any additional issued guidance or future actions of our regulators could potentially affect the final determination of the accounting effects arising from the implementation of the Tax Cuts and Jobs Act of 2017.

The following table sets forth our provision for income taxes for the periods indicated:

	Years Ended December 31,
	2017	2016	2015
	(Thousands of dollars)
Current income tax provision
Federal	$—	$(2,016)	$7,135
State	750	471	2,055
Total current income tax provision	750	(1,545)	9,190
Deferred income tax provision
Federal	83,138	76,247	56,440
State	9,255	10,541	7,349
Total deferred income tax provision	92,393	86,788	63,789
Total provision for income taxes	$93,143	$85,243	$72,979

The following table is a reconciliation of our income tax provision for the periods indicated:

	Years Ended December 31,
	2017	2016	2015
	(Thousands of dollars)
Income before income taxes	$256,138	$225,338	$192,009
Federal statutory income tax rate	35%	35%	35%
Provision for federal income taxes	89,648	78,868	67,203
State income taxes, net of federal tax benefit	6,503	7,158	6,114
Nonregulated deferred tax rate decrease	2,162	—	—
Tax benefit of employee share based compensation	(5,162)	—	—
Other, net	(8)	(783)	(338)
Total provision for income taxes	$93,143	$85,243	$72,979

The following table sets forth the tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities for the periods indicated:

	December 31,
	2017	2016
	(Thousands of dollars)
Deferred tax assets
Employee benefits and other accrued liabilities	$40,277	$123,333
Regulatory adjustments for enacted tax rate changes	129,421	—
Net operating loss	24,712	23,094
Other	2,984	5,716
Total deferred tax assets	197,394	152,143
Deferred tax liabilities
Excess of tax over book depreciation	677,249	990,682
Purchased-gas cost adjustment	13,805	13,822
Other regulatory assets and liabilities, net	106,285	186,207
Total deferred tax liabilities	797,339	1,190,711
Net deferred tax liabilities	$599,945	$1,038,568

As a result of the enactment of the Tax Cuts and Jobs Act of 2017, we remeasured our deferred income taxes based upon the new tax rate enacted in 2017. As a regulated entity, the change in deferred income taxes applicable to amounts previously recovered through rates is deferred as a regulatory liability. The effect on the net deferred income tax liability for the enacted decrease in the federal tax rate was $517.2 million, of which $519.4 million was recorded as a reduction to the deferred income tax liabilities and deferred as a regulatory liability for ratemaking purposes and offset by $2.2 million recorded as an increase in deferred income tax expense attributable to the remeasured deferred income taxes associated with certain expenses not currently recovered in our rates. These adjustments had no impact on our 2017 cash flows.

Reductions in our ADIT balances to reflect the reduced corporate income tax rate of 21 percent will result in amounts previously collected from utility customers for these deferred income taxes to be refundable to such customers. The Tax Cuts and Jobs Act of 2017 retains the provisions of the Code that stipulate how these excess deferred income taxes are to be passed back to customers for certain accelerated tax depreciation benefits. Potential refunds of these and other deferred income taxes will be determined by our regulators.

We are working with our regulators in each of the states that we operate to address the impact of the Tax Cuts and Jobs Act of 2017 on our rates. In each state, we have received or expect to receive accounting orders requiring us to establish a separate regulatory liability for the difference in taxes included in our rates that have been calculated based on a 35 percent statutory income tax rate and the new 21 percent statutory income tax rate beginning in January 2018. The establishment of this regulatory liability will result in a reduction to our revenues beginning in the first quarter of fiscal 2018. The amount, period and timing of the return of these liabilities to utility customers will be determined by our regulators in each of our jurisdictions.

As of December 31, 2017, we have federal and state income tax NOL carryforwards of $96.9 million and $96.6 million, respectively, which will expire at various dates from 2025 through 2037. We believe that it is more likely than not that the tax benefits of the NOL carryforwards will be utilized prior to their expirations; therefore, no valuation allowance is necessary.

We have filed our consolidated federal and state tax returns for years 2014, 2015 and 2016.

13.	COMMITMENTS AND CONTINGENCIES

Commitments - Operating leases represent future minimum lease payments under noncancelable leases covering office space, facilities and information technology hardware and software. Rental expense was $8.7 million, $8.6 million and $5.0 million in 2017, 2016 and 2015, respectively. The following table sets forth our operating lease payments for the periods indicated:

Operating Leases
(Millions of dollars)
2018	$4.7
2019	3.9
2020	3.7
2021	3.3
2022	3.3
Thereafter	3.2
Total	$22.1

Environmental Matters - We are subject to multiple historical, wildlife preservation and environmental laws and/or regulations, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, hazardous materials transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during 2017, 2016 or 2015.

We own or retain legal responsibility for certain environmental conditions at 12 former MGP sites in Kansas. These sites contain contaminants generally associated with MGP sites and are subject to control or remediation under various environmental laws and regulations. A consent agreement with the KDHE governs all environmental investigation and remediation work at these sites. The terms of the consent agreement require us to investigate these sites and set remediation activities based upon the results of the investigations and risk analysis. Remediation typically involves the management of contaminated soils and may involve removal of structures and monitoring and/or remediation of groundwater.

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

With regard to one of our former MGP sites, periodic monitoring and a 2016 interim site investigation indicated elevated levels of contaminants generally associated with MGP sites. Additional testing and work plan development continued in 2017 to determine a remediation work plan to present to the KDHE for approval, which could impact our estimates of the cost of remediation at this site. In the fourth quarter of 2016, we estimated the potential costs associated with additional investigation and remediation to be in the range of $4.0 million to $7.0 million. A single reliable estimate of the remediation costs was not feasible due to the amount of uncertainty in the ultimate remediation approach that will be utilized. Accordingly, we recorded a reserve of $4.0 million for this site in the fourth quarter of 2016.

In April 2017, Kansas Gas Service filed an application with the KCC seeking approval of an AAO associated with the costs incurred at, and nearby, the 12 former MGP sites which we own or retain responsibility for certain environmental conditions. In October 2017, Kansas Gas Service, the KCC staff and the Citizens’ Utility Ratepayer Board filed a unanimous settlement agreement with the KCC.  The agreement allows Kansas Gas Service to defer and seek recovery of costs that are necessary for investigation and remediation at the 12 former MGP sites incurred after January 1, 2017, up to a cap of $15.0 million, net of any related insurance recoveries. Costs approved in a future rate proceeding would then be amortized over a 15-year period. The unamortized amounts will not be included in rate base or accumulate carrying charges. At the time future investigation and remediation work, net of any related insurance recoveries, is expected to exceed $15.0 million, Kansas Gas Service will be required to file an application with the KCC for approval to increase the $15.0 million cap. The KCC issued an order approving the settlement agreement in November 2017. A regulatory asset of approximately $5.9 million was recorded for estimated costs that have been accrued at January 1, 2017.

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during 2017, 2016 or 2015. A number of environmental issues may exist with respect to MGP sites that are unknown to us. Accordingly, future costs are dependent on the final determination and regulatory approval of any remedial actions, the complexity of the site, level of remediation required, changing technology and governmental regulations, and to the extent not recovered by insurance or recoverable in rates from our customers, could be material to our financial condition, results of operations or cash flows.

We are subject to environmental regulation by federal, state and local authorities. Due to the inherent uncertainties surrounding the development of federal and state environmental laws and regulations, we cannot determine with specificity the impact such laws may have on its existing and future facilities. With the trend toward stricter standards, greater regulation and more extensive permit requirements for the types of assets operated by us, our environmental expenditures could increase in the future, and such expenditures may not be fully recovered by insurance or recoverable in rates from our customers, and those costs may adversely affect our financial condition, results of operations and cash flows. We do not expect expenditures for these matters to have a material adverse effect on our financial condition, results of operations or cash flows.

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

14.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2017
	(Thousands of dollars)
Revenues	$550,408	$279,689	$247,142	$462,394
Operating income	$125,132	$44,052	$40,780	$89,512
Net income	$76,456	$20,623	$18,797	$47,119
Earnings per share
Basic	$1.45	$0.39	$0.36	$0.90
Diluted	$1.44	$0.39	$0.36	$0.89

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2016
	(Thousands of dollars)
Revenues	$508,364	$245,923	$232,191	$440,754
Operating income	$116,073	$43,621	$30,892	$78,534
Net income	$64,743	$20,300	$12,737	$42,315
Earnings per share
Basic	$1.23	$0.39	$0.24	$0.81
Diluted	$1.22	$0.38	$0.24	$0.80

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their reports which are included herein (Item 8).

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Registrant

Information concerning our directors is set forth in our 2018 definitive Proxy Statement and is incorporated herein by this reference.

Executive Officers of the Registrant

Information concerning our executive officers is included in Part I, Item 1, Business, of this Annual Report.

Compliance with Section 16(a) of the Exchange Act

Information on compliance with Section 16(a) of the Exchange Act is set forth in our 2018 definitive Proxy Statement and is incorporated herein by this reference.

Code of Ethics

Information concerning the code of ethics, or code of business conduct, is set forth in our 2018 definitive Proxy Statement and is incorporated herein by this reference.

Nominating Procedures

Information concerning the nominating procedures is set forth in our 2018 definitive Proxy Statement and is incorporated herein by this reference.

The Audit Committee

Information concerning the Audit Committee is set forth in our 2018 definitive Proxy Statement and is incorporated herein by this reference.

The Audit Committee Financial Experts

Information concerning the Audit Committee Financial Experts is set forth in our 2018 definitive Proxy Statement and is incorporated herein by this reference.

The Executive Compensation Committee

Information concerning the Executive Compensation Committee is set forth in our 2018 definitive Proxy Statement and is incorporated herein by this reference.

The Corporate Governance Committee

Information concerning the Corporate Governance Committee is set forth in our 2018 definitive Proxy Statement and is incorporated herein by this reference.

The Executive Committee

Information concerning the Executive Committee is set forth in our 2018 definitive Proxy Statement and is incorporated herein by this reference.

Committee Charters

The full text of our Audit Committee charter, Executive Compensation Committee charter, Corporate Governance Committee charter and Executive Committee charter are published on and may be printed from our website at www.onegas.com and are also available from our corporate secretary upon request.

ITEM 11.    EXECUTIVE COMPENSATION

Information on executive compensation is set forth in our 2018 definitive Proxy Statement and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

Information concerning the ownership of certain beneficial owners is set forth in our 2018 definitive Proxy Statement and is incorporated herein by this reference.

Security Ownership of Management

Information on security ownership of directors and officers is set forth in our 2018 definitive Proxy Statement and is incorporated herein by this reference.

Equity Compensation Plan Information

The following table sets forth certain information concerning our equity compensation plans as of December 31, 2017:

	Number of Securities Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities in Column (a))
Plan Category	(a)	(b)		(c)
Equity compensation plans approved by security holders (1)	—	$—	(3)	1,700,287
Equity compensation plans not approved by security holders (2)	—	$—		386,153
Total	—	$—		2,086,440
(1) Includes restricted stock incentive units and performance-unit awards granted under our ECP and our Nonqualified Deferred Compensation Plan for Nonemployee Directors. For a brief description of the material features of this plan, see Note 10 of the Notes to Consolidated Financial Statements in this Annual Report.
(2) Includes shares granted under our ESPP and Employee Stock Award Program. For a brief description of the material features of these plans, see Note 10 of the Notes to Consolidated Financial Statements in this Annual Report. Column (c) includes 384,341 and 1,812 shares available for future issuance under our ESPP and Employee Stock Award Program, respectively.
(3) Compensation deferred into our common stock under our Non-Qualified Deferred Compensation Plan and Deferred Compensation Plan for Nonemployee Directors is distributed to participants at fair market value on the date of distribution. The price used for these plans to calculate the weighted-average exercise price in the table is $73.26, which represents the year-end closing price of our common stock on the NYSE.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information on certain relationships and related transactions and director independence is set forth in our 2018 definitive Proxy Statement and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information on the principal accountant’s fees and services is set forth in our 2018 definitive Proxy Statement and is incorporated herein by this reference.

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

10.1
Tax Matters Agreement, dated January 14, 2014, by and between ONE Gas, Inc. and ONEOK, Inc.(incorporated by reference to Exhibit 10.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on January15, 2014 (File No. 1-36108)).

10.2
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

10.8	ONE Gas, Inc. Supplemental Executive Retirement Plan, as amended and restated effective December 1, 2017.

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

10.11	ONE Gas, Inc. Equity Compensation Plan, as amended and restated effective December 1, 2017.

10.12	Form of 2014 Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.13 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 25, 2014 (File No. 1-36108)).

10.13	Form of 2014 Performance Unit Award Agreement (incorporated by reference to Exhibit 10.14 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 25, 2014 (File No. 1-36108)).

10.14	Form of 2018 Restricted Unit Award Agreement.

10.15	Form of 2018 Performance Unit Award Agreement.

10.16	Not used.

10.17
ONE Gas, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.16 to ONE Gas,
Inc.’s Registration Statement on Form 10, Amendment No. 2 filed on December 23, 2013 (File No. 1-36108)).

10.18
ONE Gas, Inc. Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.19 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 23, 2017 (File No. 1-36108)).

10.19
ONE Gas, Inc. 401(k) Plan of ONE Gas Employees and Former ONE Gas Employees effective as of January
1, 2014 (incorporated by reference to Exhibit 4.4 to ONE Gas, Inc.’s Registration Statement on Form S-8
filed on January 31, 2014 (File No. 333-193690)).

10.20	Form of Commercial Paper Dealer Agreement (incorporated by reference to Exhibit 10.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on September 10, 2014 (File No. 1-36108)).

10.21	Form of 2015 Performance Unit Award Agreement (incorporated by reference to Exhibit 10.2 to ONE Gas, Inc.’s Quarterly Report on Form 10-Q filed on April 30, 2015 (File 1-36108)).

10.22	Form of 2015 Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.3 to ONE Gas, Inc.’s Quarterly Report on Form 10-Q filed on April 30, 2015 (File 1-36108)).

10.23	Form of 2016 Performance Unit Award Agreement (incorporated by reference to Exhibit 10.24 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 18, 2016 (File No. 1-36108)).

10.24	Form of 2016 Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.25 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 18, 2016 (File No. 1-36108)).

10.25	Form of 2017 Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.15 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 23, 2017 (File No. 1-36108)).

10.26	Form of 2017 Performance Unit Award Agreement (incorporated by reference to Exhibit 10.16 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 23, 2017 (File No. 1-36108)).

10.27
Amended and Restated Credit Agreement, dated as of October 5, 2017, among ONE Gas, Inc., Bank of America, N.A., as administrative agent, swingline lender and a letter of credit issuer, and the other lenders and letter of credit issuers parties thereto (incorporated by reference to Exhibit 10.1 to ONE Gas, Inc.’s Current Report on Form8-K filed on October 6, 2017 (File No. 1-36108)).

10.28	ONE Gas, Inc. Nonqualified Deferred Compensation Plan, as amended and restated effective January 1, 2018.

12.1	Computation of Ratio of Earnings to Fixed Charges for the years ended December 31, 2017, 2016, 2015, 2014 and 2013.

21.1	Subsidiaries of ONE Gas, Inc.

23.1	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP.

31.1	Certification of Pierce H. Norton II pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Curtis L. Dinan pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Pierce H. Norton II pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Curtis L. Dinan pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101. PRE	XBRL Presentation Linkbase Document.

101.DEF	XBRL Extension Definition Linkbase Document.

Attached as Exhibit 101 to this Annual Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015; (iv) Consolidated Balance Sheets as of December 31, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; (vi) Consolidated Statements of Equity for the years ended December 31, 2017, 2016 and 2015; and (vii) Notes to Consolidated Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Annual Report.

ITEM 16.    FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 22, 2018		ONE Gas, Inc.
Registrant

	By:	/s/ Curtis L. Dinan
Curtis L. Dinan
Senior Vice President,
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 22nd day of February 2018.

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