Form 10-Q
period 2018-03-31
ONE Gas, Inc.
filed 2018-05-01
CIK 1587732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018.
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
Yes __ No X

On April 24, 2018, the Company had 52,469,880 shares of common stock outstanding.

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

GLOSSARY - The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

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

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended
	March 31,
(Unaudited)	2018	2017
	(Thousands of dollars, except per share amounts)
Revenues
Revenues from contracts with customers	$635,237	$536,160
Other revenues	3,227	14,248
Total revenues	638,464	550,408
Cost of natural gas	350,419	263,154
Net margin	288,045	287,254

Operating expenses
Operations and maintenance	102,665	105,044
Depreciation and amortization	38,890	37,019
General taxes	16,200	15,746
Total operating expenses	157,755	157,809
Operating income	130,290	129,445
Other expense, net	(2,164)	(3,407)
Interest expense, net	(12,352)	(11,481)
Income before income taxes	115,774	114,557
Income taxes	(24,939)	(38,101)
Net income	$90,835	$76,456

Earnings per share
Basic	$1.73	$1.45
Diluted	$1.72	$1.44

Average shares (thousands)
Basic	52,604	52,576
Diluted	52,897	53,056
Dividends declared per share of stock	$0.46	$0.42
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(Unaudited)	2018	2017
	(Thousands of dollars)
Net income	$90,835	$76,456
Other comprehensive income (loss), net of tax
Change in pension and other postemployment benefit plan liability, net of tax of $(351) and $(80), respectively	(80)	129
Total other comprehensive income (loss), net of tax	(80)	129
Comprehensive income	$90,755	$76,585
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Unaudited)	2018	2017
Assets	(Thousands of dollars)
Property, plant and equipment
Property, plant and equipment	$5,782,919	$5,713,912
Accumulated depreciation and amortization	1,726,599	1,706,327
Net property, plant and equipment	4,056,320	4,007,585
Current assets
Cash and cash equivalents	44,536	14,413
Accounts receivable, net	303,493	298,768
Materials and supplies	35,062	39,672
Natural gas in storage	50,556	130,154
Regulatory assets	49,295	88,180
Other current assets	18,754	17,807
Total current assets	501,696	588,994
Goodwill and other assets
Regulatory assets	394,721	405,189
Goodwill	157,953	157,953
Other assets	48,403	47,157
Total goodwill and other assets	601,077	610,299
Total assets	$5,159,093	$5,206,878
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS
(Continued)
	March 31,	December 31,
(Unaudited)	2018	2017
Equity and Liabilities	(Thousands of dollars)
Equity and long-term debt
Common stock, $0.01 par value: authorized 250,000,000 shares; issued 52,598,005 shares and outstanding 52,469,880 shares at March 31, 2018; issued 52,598,005 and outstanding 52,312,516 shares at December 31, 2017	$526	$526
Paid-in capital	1,721,701	1,737,551
Retained earnings	312,595	246,121
Accumulated other comprehensive income (loss)	(5,573)	(5,493)
Treasury stock, at cost: 128,125 shares at March 31, 2018 and 285,489 shares at December 31, 2017	(8,301)	(18,496)
Total equity	2,020,948	1,960,209
Long-term debt, excluding current maturities, and net of issuance costs of $7,824 and $8,033, respectively	893,463	1,193,257
Total equity and long-term debt	2,914,411	3,153,466
Current liabilities
Current maturities of long-term debt	300,008	8
Notes payable	282,607	357,215
Accounts payable	77,566	143,681
Accrued interest	7,667	18,776
Accrued taxes other than income	47,471	41,324
Accrued liabilities	12,835	30,058
Regulatory liabilities	44,296	9,438
Customer deposits	61,861	60,811
Other current liabilities	10,395	12,019
Total current liabilities	844,706	673,330
Deferred credits and other liabilities
Deferred income taxes	625,724	599,945
Regulatory liabilities	518,102	519,421
Employee benefit obligations	166,611	172,938
Other deferred credits	89,539	87,778
Total deferred credits and other liabilities	1,399,976	1,380,082
Commitments and contingencies
Total liabilities and equity	$5,159,093	$5,206,878
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended
	March 31,
(Unaudited)	2018	2017
	(Thousands of dollars)
Operating activities
Net income	$90,835	$76,456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,890	37,019
Deferred income taxes	24,077	37,461
Share-based compensation expense	1,945	2,421
Provision for doubtful accounts	2,722	2,281
Changes in assets and liabilities:
Accounts receivable	(7,447)	39,508
Materials and supplies	4,610	(204)
Natural gas in storage	79,598	34,201
Asset removal costs	(7,436)	(10,387)
Accounts payable	(56,409)	(53,957)
Accrued interest	(11,109)	(11,187)
Accrued taxes other than income	6,147	(5,140)
Accrued liabilities	(17,223)	(10,457)
Customer deposits	1,050	736
Regulatory assets and liabilities	83,724	20,699
Other assets and liabilities	(10,690)	2,786
Cash provided by operating activities	223,284	162,236
Investing activities
Capital expenditures	(86,599)	(70,471)
Other	—	61
Cash used in investing activities	(86,599)	(70,410)
Financing activities
Repayments of notes payable, net	(74,608)	(59,600)
Repurchase of common stock	—	(2,469)
Dividends paid	(24,137)	(22,034)
Tax withholdings related to net share settlements of stock compensation	(7,817)	(9,180)
Cash used in financing activities	(106,562)	(93,283)
Change in cash and cash equivalents	30,123	(1,457)
Cash and cash equivalents at beginning of period	14,413	14,663
Cash and cash equivalents at end of period	$44,536	$13,206
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)	Common Stock Issued	Common Stock	Paid-in Capital
	(Shares)	(Thousands of dollars)

January 1, 2018	52,598,005	$526	$1,737,551
Net income	—	—	—
Other comprehensive income	—	—	—
Common stock issued and other	—	—	(16,074)
Common stock dividends - $0.46 per share	—	—	224
March 31, 2018	52,598,005	$526	$1,721,701
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENT OF EQUITY
(Continued)
(Unaudited)	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	(Thousands of dollars)

January 1, 2018	$246,121	$(18,496)	$(5,493)	$1,960,209
Net income	90,835	—	—	90,835
Other comprehensive income	—	—	(80)	(80)
Common stock issued and other	—	10,195	—	(5,879)
Common stock dividends - $0.46 per share	(24,361)	—	—	(24,137)
March 31, 2018	$312,595	$(8,301)	$(5,573)	$2,020,948
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. These statements also have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The 2017 year-end consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes in our Annual Report. Our significant accounting policies are described in Note 1 of our Notes to the Consolidated Financial Statements in our Annual Report. Due to the seasonal nature of our business, the results of operations for the three months ended March 31, 2018, are not necessarily indicative of the results that may be expected for a 12-month period.

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

Use of Estimates - The preparation of our consolidated financial statements and related disclosures in accordance with GAAP requires us to make estimates and assumptions with respect to values or conditions that cannot be known with certainty that affect the reported amount of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Items that may be estimated include, but are not limited to, the economic useful life of assets, fair value of assets and liabilities, provision for doubtful accounts, unbilled revenues for natural gas delivered but for which meters have not been read, natural gas purchased but for which no invoice has been received, provision for income taxes, including any deferred tax valuation allowances, the results of litigation and various other recorded or disclosed amounts.

We evaluate these estimates on an ongoing basis using historical experience and other methods we consider reasonable based on the particular circumstances. Nevertheless, actual results may differ significantly from the estimates. Any effects on our financial position or results of operations from revisions to these estimates are recorded in the period when the facts that give rise to the revision become known to us.

Segments - We operate in one reportable and operating business segment: regulated public utilities that deliver natural gas to residential, commercial, industrial, wholesale, public authority and transportation customers. The accounting policies for our segment are the same as those described in Note 1 of our Notes to the Consolidated Financial Statements in our Annual Report. We evaluate our financial performance principally on operating income. For the three months ended March 31, 2018, and 2017, we had no single external customer from which we received 10 percent or more of our gross revenues.

Recently Issued Accounting Standards Update - In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The new guidance is required for our interim and annual reports for periods beginning after December 15, 2018, and early adoption is permitted. We are currently assessing the timing and impacts of adopting this standard, but do not expect a material impact to our consolidated financial statements.

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

In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires (1) separation of net periodic service costs for pension and other postemployment benefits into service cost and other components, (2) presentation of the service cost component in the same line as other compensation costs rendered by pertinent employees during the period, and (3) reporting of the other components of net periodic benefit costs separately from the service cost component and outside a subtotal of income from operations. Additionally, only the service cost component is eligible for capitalization for GAAP, when applicable. However, all of our cost components remain eligible for capitalization under the accounting requirements for rate regulated entities.

We adopted this guidance in the first quarter of 2018. The presentation changes required for net periodic benefit costs did not impact previously reported net income; however, the reclassification of the other components of benefits costs resulted in an increase in operating income and an increase in other expenses of $1.7 million and $4.3 million for the three months ended March 31, 2018 and 2017, respectively. We elected the practical expedient to use the retroactive presentation of the amounts disclosed for the various components of net benefit cost in our Employee Benefit Plans footnote as the basis for the retrospective application. In addition, we updated our information systems for the capitalization of service costs to property and non-service costs to a regulatory asset on a prospective basis, as well as the appropriate accounts for non-service costs to apply retroactive reclassification.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments,’’ which introduces new guidance to the accounting for credit losses on instruments within its scope, including trade receivables. It is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted for fiscal years beginning after December 15, 2018. The new guidance will be initially applied through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. We are currently assessing the timing and impacts of adopting this standard, which must be adopted by the first quarter of 2020.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which prescribes recognizing lease assets and liabilities on the balance sheet and includes disclosure of key information about leasing arrangements.  A modified retrospective transition approach is required for leases existing at the time of adoption. In January 2018, the FASB issued ASU 2018-01, “Leases (Topic 842),” as an amendment to ASU 2016-02, “Leases (Topic 842)” to address stakeholder concerns about the costs and complexity of complying with the transition provisions of the new lease requirements to provide an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 840. The FASB has issued multiple practical expedients that may be elected, but must be elected as a package and applied consistently to all leases.  These practical expedients allow lessees and lessors to (1) not reassess expired or existing contracts to determine whether they are subject to lease accounting guidance, (2) not reconsider lease classification at transition, and (3) not evaluate previously capitalized initial direct costs under the revised requirements.  The FASB has also issued several practical expedients that may be elected separately or in conjunction with the previously mentioned practical expedients.  These practical expedients allow (1) lessees to not separate nonlease components from lease components and instead account for each separate lease component and the nonlease components associated with that lease component as a single lease component and (2) lessees and lessors to use hindsight in determining the lease term and in assessing impairment of the entity’s right-of-use assets.  These expedients are only for leases in place at the transition date and cannot be applied to leases that are modified.

We are continuing to evaluate our population of leases, analyzing lease agreements, and holding meetings with cross-functional teams to determine the potential impact of this accounting standard on our financial position and results of operations and the transition approach we will utilize. We will adopt this new guidance in the first quarter of 2019.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASC 606”), which clarifies and converges the revenue recognition principles under GAAP and International Financial Reporting Standards. We have evaluated all of our sources of revenue to determine the effect on our financial position, results of operations, cash flows and the related accounting policies and business processes. We adopted this new guidance in the first quarter 2018, using the modified retrospective method. Our adoption did not result in a cumulative adjustment to our opening retained earnings. Our adoption resulted in a reclassification of certain revenues associated with certain regulatory mechanisms that do not meet the requirements under ASC 606 as revenue from contracts with customers, but will continue to be reflected as other revenues in determining total revenues. The reclassified revenues relate primarily to the weather normalization mechanism in Kansas, where the KCC determines how we reflect variations in weather in our rates billed to customers. We have determined the majority of our tariffs to be contracts with customers which are settled over time, where our performance obligation is settled with our customer when natural gas is delivered and simultaneously consumed. The majority of our revenues that meet the requirements under ASC 606 are considered implied contracts, as established by our tariff rates approved by regulatory authorities. Our sources of revenue are disaggregated by natural gas sales (including sales to residential, commercial, industrial, wholesale and public authority customers), transportation revenues, and other utility revenues, which are primarily one-time service fees, that meet the requirements under ASC 606. The reclassification of certain revenues that do not meet the requirements under ASC 606 have been classified as other revenues on the Consolidated Income Statement and in our Notes to Consolidated Financial Statements. Additionally, for our natural gas sales and transportation revenues, our customers receive the benefits of our performance when the commodity is delivered to the customer and the performance obligation is satisfied over time as the customer receives and consumes the natural gas. For our other utility revenues, the performance obligation of one-time services are satisfied at a point in time when services are rendered to the customer. In addition, we use the invoice method practical expedient, where we recognize revenue for volumes delivered for which we have a right to invoice.

See Note 2 of the Notes to the Consolidated Financial Statements in this Quarterly Report for additional information.

2.	REVENUE

The following table sets forth our revenues disaggregated by source for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017
	(Thousands of dollars)
Natural gas sales to customers	$594,926	$500,169
Transportation revenues	33,543	30,206
Miscellaneous revenues	6,768	5,785
Total revenues from contracts with customers	635,237	536,160
Other revenues - natural gas sales related	1,030	12,163
Other revenues	2,197	2,085
Total other revenues	$3,227	$14,248
Total revenues	$638,464	$550,408

Our natural gas sales to customers represent revenue from contracts with customers through implied contracts established by our tariff rates approved by the regulatory authorities and includes residential, commercial, industrial, wholesale and public authority customers. For natural gas sales, the customer receives the benefits of our performance when the commodity is received and simultaneously consumed by the customer. The performance obligation is satisfied over time as the customer consumes the natural gas.

Our transportation revenues represent revenue from contracts with customers through implied contracts established by our tariff rates approved by the regulatory authorities and tariff-based negotiated contracts. The customer receives the benefits of our performance when the commodity is delivered to the customer and the performance obligation is satisfied over time as the customer consumes the natural gas.

Our miscellaneous revenues from contracts with customers represent implied contracts established by our tariff rates approved by the regulatory authorities and includes one-time miscellaneous service charges with the performance obligation satisfied at a point in time when services are rendered to the customer.

Total other revenues consist of revenues associated with regulatory mechanisms that do not meet the requirements under ASC 606 as revenue from contracts with customers, but authorize us to accrue revenues earned based on tariffs approved by the regulatory authorities. Total other revenues primarily reflect our natural gas sales related weather normalization mechanism in Kansas.

We have elected to use the invoice method practical expedient, where we recognize revenue for volumes delivered for which we have a right to invoice for our natural gas sales, transportation revenues and other utility revenues. For regulated deliveries of natural gas, we read meters and bill customers on a monthly cycle. We recognize revenue upon the delivery of the natural gas commodity or services rendered to customers. The billing cycles for customers do not necessarily coincide with the accounting periods used for financial reporting purposes. Revenue is accrued for natural gas delivered and services rendered to customers, but not yet billed. Accrued unbilled revenue is based on a percentage estimate of amounts unbilled each month, which is dependent upon a number of factors, some of which require management's judgment. These factors include customer consumption patterns and the impact of weather on usage. The accrued unbilled natural gas sales revenue at March 31, 2018 and December 31, 2017, were $84.3 million and $138.5 million, respectively.

We collect and remit other taxes on behalf of government authorities, and we record these amounts in accrued taxes other than income in our Consolidated Balance Sheets on a net basis.

Cost of natural gas includes commodity purchases, fuel, storage, transportation and other gas purchase costs recovered through our cost of natural gas regulatory mechanisms and does not include an allocation of general operating costs or depreciation and amortization. In addition, our cost of natural gas regulatory mechanisms provide a method of recovering natural gas costs on an ongoing basis without a profit. Our revenues will fluctuate with the cost of gas that we purchase.

3.	REGULATORY ASSETS AND LIABILITIES

The tables below present a summary of regulatory assets, net of amortization, and liabilities for the periods indicated:

	March 31, 2018
	Current	Noncurrent	Total
	(Thousands of dollars)
Under-recovered purchased-gas costs	$12,455	$—	$12,455
Pension and postemployment benefit costs	25,109	377,582	402,691
Weather normalization	4,760	—	4,760
Reacquired debt costs	812	7,095	7,907
MGP remediation costs	—	6,110	6,110
Other	6,159	3,934	10,093
Total regulatory assets, net of amortization	49,295	394,721	444,016
Federal income tax rate changes (a)	(12,320)	(518,102)	(530,422)
Over-recovered purchased-gas costs	(31,811)	—	(31,811)
Ad valorem tax	(165)	—	(165)
Total regulatory liabilities	(44,296)	(518,102)	(562,398)
Net regulatory assets (liabilities)	$4,999	$(123,381)	$(118,382)
(a) See Note 10 for additional information regarding our federal income tax rate changes to regulatory liabilities.

	December 31, 2017
	Current	Noncurrent	Total
	(Thousands of dollars)
Under-recovered purchased-gas costs	$41,238	$—	$41,238
Pension and postemployment benefit costs	25,156	387,582	412,738
Weather normalization	17,461	—	17,461
Reacquired debt costs	812	7,298	8,110
MGP remediation costs	—	6,104	6,104
Other	3,513	4,205	7,718
Total regulatory assets, net of amortization	88,180	405,189	493,369
Federal income tax rate changes (a)	—	(519,421)	(519,421)
Over-recovered purchased-gas costs	(9,434)	—	(9,434)
Ad valorem tax	(4)	—	(4)
Total regulatory liabilities	(9,438)	(519,421)	(528,859)
Net regulatory assets (liabilities)	$78,742	$(114,232)	$(35,490)
(a) See Note 10 for additional information regarding our federal income tax rate changes to regulatory liabilities.

Regulatory assets on our Consolidated Balance Sheets, as authorized by various regulatory authorities, are probable of recovery. Base rates are designed to provide a recovery of costs during the period such rates are in effect, but do not generally provide for a return on investment for amounts we have deferred as regulatory assets. All of our regulatory assets are subject to review by the respective regulatory authorities during future regulatory proceedings. We are not aware of any evidence that these costs will not be recoverable through either riders or base rates, and we believe that we will be able to recover such costs, consistent with our historical recoveries.

4.	CREDIT FACILITY AND SHORT-TERM NOTES PAYABLE

The ONE Gas Credit Agreement is a $700 million revolving unsecured credit facility, and includes a $20 million letter of credit subfacility and a $60 million swingline subfacility. We are able to request an increase in commitments of up to an additional $500 million upon satisfaction of customary conditions, including receipt of commitments from either new lenders or increased commitments from existing lenders. The ONE Gas Credit Agreement expires in October 2022, and is available to provide liquidity for working capital, capital expenditures, acquisitions and mergers, the issuance of letters of credit and for other general corporate purposes.

The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. At March 31, 2018, our total debt-to-capital ratio was 42 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement.

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

At March 31, 2018, we had $282.6 million of commercial paper, $2.1 million in letters of credit issued under the ONE Gas Credit Agreement, with no borrowings and $415.3 million of remaining credit available under the ONE Gas Credit Agreement.

5.	LONG-TERM DEBT

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

6.	EQUITY

Dividends Declared - In April 2018, we declared a dividend of $0.46 per share ($1.84 per share on an annualized basis) for shareholders of record as of May 14, 2018, payable June 1, 2018.

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the effect of reclassifications from accumulated other comprehensive income (loss) in our Consolidated Statements of Income for the periods indicated:

	Three Months Ended		Affected Line Item in the
Details about Accumulated Other Comprehensive	March 31,		Consolidated Statements
Income (Loss) Components	2018	2017	of Income
	(Thousands of dollars)
Pension and other postemployment benefit plan obligations (a)
Amortization of net loss	$10,950	$10,648
Amortization of unrecognized prior service cost	(1,142)	(1,149)
	9,808	9,499
Regulatory adjustments (b)	(9,537)	(9,290)
	271	209	Income before income taxes
	(351)	(80)	Income tax expense
Total reclassifications for the period	$(80)	$129	Net income
(a) These components of accumulated other comprehensive income (loss) are included in the computation of net periodic benefit cost. See Note 9 for additional detail of our net periodic benefit cost.
(b) Regulatory adjustments represent pension and other postemployment benefit costs expected to be recovered through rates and are deferred as part of our regulatory assets. See Note 3 for additional disclosures of regulatory assets and liabilities.

8.	EARNINGS PER SHARE

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

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Three Months Ended March 31, 2018
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$90,835	52,604	$1.73
Diluted EPS Calculation
Effect of dilutive securities	—	293
Net income available for common stock and common stock equivalents	$90,835	52,897	$1.72

	Three Months Ended March 31, 2017
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$76,456	52,576	$1.45
Diluted EPS Calculation
Effect of dilutive securities	—	480
Net income available for common stock and common stock equivalents	$76,456	53,056	$1.44

9.	EMPLOYEE BENEFIT PLANS

The following tables set forth the components of net periodic benefit cost for our pension and other postemployment benefit plans for the periods indicated:

	Pension Benefits
	Three Months Ended
	March 31,
	2018	2017
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$3,230	$3,044
Interest cost (a)	9,200	10,113
Expected return on assets (a)	(15,145)	(14,624)
Amortization of net loss (a)	9,978	9,027
Net periodic benefit cost	$7,263	$7,560
(a) Upon adoption of ASU 2017-07 on January 1, 2018, these amounts are recognized as other income (expense) in the Consolidated Statements of Income. See Note 11 for additional detail of our other income (expense).

	Other Postemployment Benefits
	Three Months Ended
	March 31,
	2018	2017
	(Thousands of dollars)
Components of net periodic benefit (credit) cost
Service cost	$589	$627
Interest cost (a)	2,279	2,472
Expected return on assets (a)	(3,571)	(3,147)
Amortization of unrecognized prior service cost (a)	(1,142)	(1,149)
Amortization of net loss (a)	972	1,621
Net periodic benefit (credit) cost	$(873)	$424
(a) Upon adoption of ASU 2017-07 on January 1, 2018, these amounts are recognized as other income (expense) in the Consolidated Statements of Income. See Note 11 for additional detail of our other income (expense).

We recover qualified pension benefit plan and other postemployment benefit plan costs through rates charged to our customers. Certain regulatory authorities require that the recovery of these costs be based on specific guidelines. The difference between these regulatory-based amounts and the periodic benefit cost calculated pursuant to GAAP is deferred as a regulatory asset or liability and amortized to expense over periods in which this difference will be recovered in rates, as authorized by the applicable regulatory authorities. Regulatory deferrals related to net periodic benefit cost were not material for the three months ended March 31, 2018.

Upon adoption of ASU 2017-07 on January 1, 2018, we continue to capitalize all eligible service cost and non-service cost components under the accounting requirements of Topic 980 (Regulated Operations) for rate regulated entities. Our consolidated balance sheets reflect the capitalized non-service cost components as a regulatory asset. See Note 3 of the Notes to the Consolidated Financial Statements in this Quarterly Report for additional information.

10.	INCOME TAXES

We use an estimated annual effective tax rate for purposes of determining the income tax provision during interim reporting periods. In calculating our estimated annual effective tax rate, we consider forecasted annual pre-tax income and estimated permanent book versus tax differences, as well as tax credits. Adjustments to the effective tax rate and estimates will occur as information and assumptions change.

Changes in tax laws or tax rates are recognized in the financial reporting period that includes the enactment date, the date in which the act is signed into law.

Tax Reform - In December 2017, the Tax Cuts and Jobs Act of 2017 was signed into law. Substantially all of the provisions of the new law are effective for taxable years beginning after December 31, 2017. The new law includes significant changes to the Code, including amendments which significantly change the taxation of business entities and includes specific provisions related to regulated public utilities. The more significant changes that impact us include reductions in the federal statutory income tax rate to 21 percent from 35 percent, and several technical provisions including, among others, the elimination of full expensing for tax purposes of certain property acquired after September 27, 2017, the continuation of certain rate normalization requirements for accelerated depreciation benefits and the general allowance for the continued deductibility of interest expense. Additionally, the new law limits the utilization of NOLs arising after December 31, 2017, to 80 percent of taxable income with an indefinite carryforward.

The staff of the SEC has recognized the complexity of reflecting the impacts of the Tax Cuts and Jobs Act of 2017 and issued guidance in Staff Accounting Bulletin 118 (“SAB 118”) which clarifies accounting for income taxes under ASC 740 if information is not yet available or complete and provides for up to a one-year period in which to complete the required analyses and accounting. We have completed or made a reasonable estimate for the measurement and accounting of the effects of the Tax Cuts and Jobs Act of 2017, which were reflected in our December 31, 2017, consolidated financial statements. We are still analyzing certain aspects of the Tax Cuts and Jobs Act of 2017, refining our calculations and expect additional guidance from the U.S. Department of the Treasury and the Internal Revenue Service. Any additional issued guidance or future actions of our regulators could potentially affect the final determination of the accounting effects arising from the implementation of the Tax Cuts and Jobs Act of 2017.

Reductions in our ADIT balances to reflect the reduced corporate income tax rate of 21 percent will result in amounts previously collected from our customers for these deferred income taxes to be refundable to our customers. The Tax Cuts and Jobs Act of 2017 retains the provisions of the Code that stipulate how these excess deferred income taxes are to be refunded, as well as the timing of any such refunds, to customers for certain accelerated tax depreciation benefits. Potential refunds of these and other deferred income taxes will be determined by our regulators. At March 31, 2018, the regulatory liability associated with the remeasurement of our ADIT totaled $518.1 million.

We are working with our regulators in Oklahoma, Kansas and Texas to address the impact of the Tax Cuts and Jobs Act of 2017 on our rates. In each state, we have received accounting orders requiring us to refund the remeasurement of our ADIT and to establish a separate regulatory liability for the difference in taxes included in our rates that have been calculated based on a 35 percent federal statutory income tax rate and the new 21 percent federal statutory income tax rate effective in January 2018. The establishment of this regulatory liability resulted in a reduction to our revenues of $12.3 million for the first quarter of 2018. The amount, period and timing of the return of these regulatory liabilities to our customers will be determined by the regulators in each of our jurisdictions.

11.	OTHER INCOME AND OTHER EXPENSE

The following table sets forth the components of other income and other expense for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017
	(Thousands of dollars)
Net periodic benefit cost other than service cost	$(1,734)	$(4,313)
Other, net	(430)	906
Total other income (expense), net	$(2,164)	$(3,407)

12.	COMMITMENTS AND CONTINGENCIES

Environmental Matters - We are subject to multiple historical, wildlife preservation and environmental laws and/or regulations, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, hazardous materials transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three months ended March 31, 2018 and 2017.

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

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three months ended March 31, 2018 and 2017. A number of environmental issues may exist with respect to MGP sites that are unknown to us. Accordingly, future costs are dependent on the final determination and regulatory approval of any remedial actions, the complexity of the site, level of remediation required, changing technology and governmental regulations, and to the extent not recovered by insurance or recoverable in rates from our customers, could be material to our financial condition, results of operations or cash flows.

We are subject to environmental regulation by federal, state and local authorities. Due to the inherent uncertainties surrounding the development of federal and state environmental laws and regulations, we cannot determine with specificity the impact such laws and regulations may have on our existing and future facilities. With the trend toward stricter standards, greater regulation and more extensive permit requirements for the types of assets operated by us, our environmental expenditures could increase in the future, and such expenditures may not be fully recovered by insurance or recoverable in rates from our customers, and those costs may adversely affect our financial condition, results of operations and cash flows. We do not expect expenditures for these matters to have a material adverse effect on our financial condition, results of operations or cash flows.

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

13.	DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

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

Derivative Instruments -  At March 31, 2018, we had no purchased gas call options. At December 31, 2017, we held purchased natural gas call options for the heating season ended March 31, 2018, with total notional amounts of 14.1 Bcf, for which we paid premiums of $5.5 million, and had a fair value of $1.1 million. The premiums paid and any cash settlements received are recorded as part of our unrecovered purchased-gas costs in current regulatory assets as these contracts are included in, and recoverable through, the purchased-gas cost adjustment mechanisms. Additionally, changes in fair value associated with these contracts are deferred as part of our unrecovered purchased-gas costs in our Consolidated Balance Sheets. Our natural gas call options are classified as Level 1 as fair value amounts are based on unadjusted quoted prices in active markets including NYMEX-settled prices. There were no transfers between levels for the three months ended March 31, 2018 and 2017.

Other Financial Instruments - The approximate fair value of cash and cash equivalents, accounts receivable and accounts payable is equal to book value, due to the short-term nature of these items. Our cash and cash equivalents are comprised of bank and money market accounts, and are classified as Level 1.

Short-term notes payable and commercial paper are due upon demand and, therefore, the carrying amounts approximate fair value and are classified as Level 1. The book value of our long-term debt, including current maturities, was $1.2 billion at both March 31, 2018 and December 31, 2017. The estimated fair value of our long-term debt, including current maturities, was $1.3 billion at both March 31, 2018 and December 31, 2017. The estimated fair value of our Senior Notes at March 31, 2018 and December 31, 2017, was determined using quoted market prices, and are classified as Level 2.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the Notes to the Consolidated Financial Statements in this Quarterly Report, as well as our Annual Report.  Due to the seasonal nature of our business, the results of operations for the three months ended March 31, 2018, are not necessarily indicative of the results that may be expected for a 12-month period.

RECENT DEVELOPMENTS

Tax Reform - In December 2017, the Tax Cuts and Jobs Act of 2017 was signed into law. Substantially all the provisions of the new law are effective for taxable years beginning after December 31, 2017. The new law includes significant changes to the Code, including amendments which significantly change the taxation of business entities and includes specific provisions related to regulated public utilities. The more significant changes that impact us include reductions in the corporate federal statutory income tax rate to 21 percent from 35 percent, and several technical provisions including, among others, the elimination of full expensing for tax purposes of certain property acquired after September 27, 2017, the continuation of certain rate normalization requirements for accelerated depreciation benefits and the general allowance for the continued deductibility of interest expense. Additionally, the new law limits the utilization of NOLs arising after December 31, 2017, to 80 percent of taxable income with an indefinite carryforward.

As a result of the enactment of the Tax Cuts and Jobs Act of 2017, we remeasured our ADIT. As a regulated entity, the change in ADIT was recorded as an offset to a regulatory liability and is subject to refund to our customers. The Tax Cuts and Jobs Act of 2017 retains the provisions of the Code that stipulate how these excess deferred income taxes are to be refunded, as well as the timing of any such refunds, to customers for certain accelerated tax depreciation benefits. Potential refunds of these and other deferred income taxes will be determined by our regulators. At March 31, 2018, the regulatory liability associated with the remeasurement of our ADIT totaled $518.1 million.

We are working with our regulators in Oklahoma, Kansas and Texas to address the impact of the Tax Cuts and Jobs Act of 2017 on our rates. In each state, we have received accounting orders requiring us to refund the remeasurement of our ADIT and to establish a separate regulatory liability for the difference in taxes included in our rates that have been calculated based on a 35 percent statutory income tax rate and the new 21 percent statutory income tax rate effective in January 2018. The establishment of this regulatory liability resulted in a reduction to our revenues of $12.3 million for the first quarter of 2018. The amount, period and timing of the return of these regulatory liabilities to our customers will be determined by the regulators in each of our jurisdictions.

See additional information on the impact of the Tax Cuts and Jobs Act of 2017 below under Regulatory Activities.

Dividend - In April 2018, we declared a dividend of $0.46 per share ($1.84 per share on an annualized basis) for shareholders of record as of May 14, 2018, payable June 1, 2018.

REGULATORY ACTIVITIES

Oklahoma - On March 15, 2018, Oklahoma Natural Gas filed its second annual PBRC application following the general rate case that was approved in January 2016. This filing was based on a calendar test year of 2017. The PBRC filing identified a $5.6 million credit to base rates primarily due to the reduction in the corporate federal statutory income tax rate. If approved as filed, this credit will be applied to customers’ bills over a 12-month period following receipt of an order. The filing also requested an energy efficiency program true-up and utility incentive adjustment of approximately $2.1 million. An order is expected in the third quarter of 2018. As required, PBRC filings are made annually on or before March 15, until the next general rate case, which is currently required to be filed on or before June 30, 2021, based on a calendar test year of 2020.

Kansas - In April 2018, a bill expanding the scope of the GSRS statute was approved. Beginning January 1, 2019, the scope of projects eligible for recovery under the statute will include all expenditures to replace, upgrade or modernize obsolete facilities, as well as projects that enhance the integrity of pipeline system components or extend the useful life of such assets. Safety-related investments will also include expenditures for physical and cyber security. Additionally, the cap on the monthly residential surcharge will increase to 80 cents from 40 cents.

In August 2017, Kansas Gas Service submitted an application to the KCC requesting an increase of approximately $2.9 million related to its GSRS. In November 2017, the KCC approved the increase effective December 2017.

Texas - West Texas Service Area - In March 2018, Texas Gas Service made GRIP filings for all customers in the West Texas service area requesting an increase of $3.5 million. If approved, new rates are expected to become effective in July 2018.

In March 2017, Texas Gas Service made GRIP filings for all customers in the West Texas service area. The RRC and the cities approved an increase of $4.3 million and new rates became effective in July 2017.

Rio Grande Valley Service Area - In March 2018, the RRC approved an increase in revenues of $0.5 million for the unincorporated areas of the Rio Grande Valley service area, with new rates effective in April 2018. This rate case settlement reflects a corporate federal statutory income tax rate of 21 percent and requires Texas Gas Service to calculate, defer and begin refunding to customers $0.1 million associated with the changes to the corporate income tax rate for the period between January 1, 2018, to the implementation of the new rates in April 2018.

In June 2017, Texas Gas Service filed a rate case for customers in its Rio Grande Valley service area. In October 2017, Texas Gas Service and the cities in the Rio Grande Valley service area agreed to an increase of $3.6 million, and new rates became effective in October 2017.

Central Texas Service Area - In March 2018, Texas Gas Service made GRIP filings for all customers in the Central Texas service area requesting an increase of $3.3 million. If approved, new rates are expected to become effective in July 2018.

In March 2017, Texas Gas Service made GRIP filings for all customers in the Central Texas service area. The cities and the RRC approved an increase of $4.9 million, and new rates became effective in June 2017.

Other Texas Service Areas - In the normal course of business, Texas Gas Service has filed rate cases and sought GRIP and COSA increases in various other Texas jurisdictions to address investments in rate base and changes in expenses. Annual rate increases associated with these filings that were approved totaled $1.4 million for the year ended 2017. No significant filings have been approved in 2018.

Tax Reform - Oklahoma - In December 2017, the Oklahoma Attorney General filed a motion on behalf of customers in Oklahoma requesting that the OCC take action for an immediate reduction in rates and protection of rate payers’ interests. On January 9, 2018, the OCC approved an order directing Oklahoma Natural Gas to record a deferred liability beginning on the effective date of the order, January 9, 2018, to reflect the reduced federal corporate tax rate of 21 percent and the associated savings in excess ADIT and any other tax implications of the Tax Cuts and Jobs Act of 2017 on an interim basis, subject to refund, until utility rates are adjusted to reflect the federal tax savings and a final order is issued in Oklahoma Natural Gas’ next scheduled PBRC proceeding. This order also directs Oklahoma Natural Gas, to the extent not already accounted for in Oklahoma Natural Gas’ current PBRC tariff, to accrue interest at a rate equivalent to Oklahoma Natural Gas’ cost of capital as recognized in the most recent PBRC filing on the amounts of any refunds determined to be owed to customers until issuance of a final order in the upcoming PBRC proceeding. This order also dismissed the Oklahoma Attorney General’s motion.

In compliance with the order, Oklahoma Natural Gas’ March 15, 2018, PBRC filing contains two deferred liabilities subject to review and potential refund. First, a regulatory liability has been established reflecting the revaluation of ADIT for the change in the federal corporate income tax rate. This liability will be returned to customers over an amortization period in compliance with tax normalization rules included in the Code, as amended. An additional $2.9 million liability, which includes interest, has been established for the estimated impact on customer rates of the reduced tax rate for the period between January 9, 2018, and the date new rates are expected to go into effect following receipt of an order in the PBRC filing.

Kansas - On January 18, 2018, the KCC opened a general investigation for the purposes of examining the financial impact of the Tax Cuts and Jobs Act of 2017 on regulated public utilities operating in Kansas and made the following findings and conclusions: (1) utilities are to track and accumulate, in a deferred revenue account, the portion of their revenue that results from the use of a 35 percent federal corporate tax rate for its last KCC-approved revenue determination instead of the new lower federal corporate tax rate; (2) deferrals are to commence on the effective date of the new federal corporate tax rate;

(3) excess ADIT should be captured in a manner consistent with tax normalization rules; and (4) the portion of current rates affected by the Tax Cuts and Jobs Act of 2017 should be considered interim and subject to refund, with interest compounded monthly at the rate for customer deposits, until the KCC has an opportunity to evaluate the reasonableness of those rates with new lower federal tax rates.

In March 2018, Kansas Gas Service reached a settlement with the KCC Staff and the Citizens’ Utility Ratepayer Board related to the impact of the Tax Cuts and Jobs Act of 2017. The agreement indicates for the period between January 1, 2018, and through the date on which the KCC issues a final order in Kansas Gas Service’s next general rate case, Kansas Gas Service agrees to accrue monthly, as a regulatory liability on its general ledger, the portion of its revenue representing the difference between the 21 percent and 35 percent corporate tax rate. The annual amount of the regulatory liability is $14.1 million, excluding interest. The agreement also established the interest rate to be applied as the customer deposit interest rate, currently 1.62 percent. The disposition of the amount accrued as a regulatory liability will be determined by the KCC in its final order at the completion of Kansas Gas Service’s next general rate case filing. Through this agreement, Kansas Gas Service has also established a regulatory liability to account for the revaluation of ADIT for the change in the federal corporate income tax rate. Issues regarding the treatment of this regulatory liability will be determined in Kansas Gas Service’s next general rate proceeding. As part of the agreement, Kansas Gas Service will file a general rate case no later than 150 days from the date of a KCC order approving the settlement agreement.

In December 2017, Kansas Industrial Consumers (“KIC”) filed a complaint against all utilities asking the KCC to act to ensure that KIC members are not charged unreasonable rates because of the Tax Cuts and Jobs Act of 2017. In January 2018, the Citizens’ Utility Ratepayer Board filed a complaint stating that the change in tax rates requires the KCC to not only address the reduction in the corporate tax rate to 21 percent from 35 percent, but also excess ADIT. In March 2018, the KCC granted the Citizens’ Utility Ratepayer Board’s motion to dismiss its complaint.

Texas - In February 2018, the RRC issued an accounting order for determining how the impact of the Tax Cuts and Jobs Act of 2017 will be reflected in gas utility rates in Texas. Gas utilities were ordered to either file a new rate case or file to voluntarily reduce rates by September 1, 2018, to reflect the reduction of the federal corporate income tax rate to 21 percent from 35 percent. Gas utilities were further ordered to calculate, defer and refund rate reductions resulting from changes to the corporate tax rate that occurred between January 1, 2018 and the effective date of new rates. Per the order, the impact of the Tax Cuts and Jobs Act of 2017 on ADIT is to be determined in the next rate case in each jurisdiction.

Central Texas Service Area - In March 2018, Texas Gas Service requested a $4.9 million decrease to rates for customers in the Central Texas service area due to the reduction of the corporate income tax rate, and a one-time refund of $2.5 million for the reduction in the corporate income tax rate for the period between January 1, 2018, to the date new rates are implemented. If approved by the RRC and the cities, new rates are expected to become effective in July 2018.

West Texas Service Area - In March 2018, Texas Gas Service requested a $4.7 million decrease to rates for customers in the West Texas service area due to the reduction of the corporate income tax rate, and a one-time refund of $2.4 million for changes to the corporate income tax rate for the period between January 1, 2018, to the date new rates are implemented. If approved by the RRC and the cities, new rates are expected to become effective in July 2018.

Rio Grande Valley Service Area - In March 2018, Texas Gas Service requested a $1.5 million decrease to rates for customers in the incorporated areas of the Rio Grande Valley service area due to the reduction of the corporate income tax rate, and a one-time refund of $0.4 million for changes to the corporate income tax rate for the period between January 1, 2018, to the implementation of new rates in April 2018.

See Liquidity and Capital Resources - Tax Reform for additional discussion of the Tax Cuts and Jobs Act of 2017.

OTHER

In 2017, we formed a wholly-owned captive insurance company in the state of Oklahoma to provide insurance to our divisions.

FINANCIAL RESULTS AND OPERATING INFORMATION

We operate in one reportable and operating business segment: regulated public utilities that deliver natural gas to residential, commercial, industrial, wholesale, public authority and transportation customers. The accounting policies for our segment are the same as described in Note 1 of our Notes to the Consolidated Financial Statements in our Annual Report. We evaluate our financial performance principally on operating income.

Selected Financial Results - For the three months ended March 31, 2018, net income was $90.8 million, or $1.72 per diluted share, compared with $76.5 million, or $1.44 per diluted share in the same period last year. Our results for the first quarter of 2018 reflect lower income tax expense due primarily to a $16.2 million decrease associated with the reduction in the federal statutory income tax rate to 21 percent in 2018 from 35 percent in 2017 as a result of the Tax Cuts and Jobs Act of 2017, offset partially by the change in the tax benefits on vested long-term incentive awards which vested in the first quarter of 2018 compared to the awards that vested in the first quarter of 2017. The tax benefits on our vested long-term incentive awards are reflected in income tax expense due to the share-based compensation accounting standard adopted in the first quarter of 2017. The following table sets forth certain selected financial results for our operations for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2018 vs. 2017
Financial Results	2018	2017	Increase (Decrease)
	(Millions of dollars, except percentages)
Natural gas sales to customers	$596.0	$512.3	$83.7	16%
Transportation revenues	33.5	30.2	3.3	11%
Cost of natural gas	350.4	263.2	87.2	33%
Net margin, excluding other revenues	279.1	279.3	(0.2)	—%
Other utility revenues	8.9	7.9	1.0	13%
Net margin	288.0	287.2	0.8	—%
Operating costs	118.8	120.8	(2.0)	(2)%
Depreciation and amortization	38.9	37.0	1.9	5%
Operating income	$130.3	$129.4	$0.9	1%
Capital expenditures	$86.6	$70.5	$16.1	23%

Natural gas sales to customers represent revenue from contracts with customers through implied contracts established by our tariff rates approved by the regulatory authorities, as well as revenues from regulatory mechanisms related to natural gas sales that do not meet the requirements under ASC 606 which are included in the consolidated statements of income and in our footnotes as other revenues. Natural gas sales includes residential, commercial, industrial, wholesale and public authority customers.

Transportation revenues represent revenue from contracts with customers through implied contracts established by our tariff rates approved by the regulatory authorities and tariff-based negotiated contracts.

Other utility revenues include primarily one-time miscellaneous service charges which represent implied contracts with customers established by our tariff rates approved by the regulatory authorities and other revenues from regulatory mechanisms that do not meet the requirements of ASC 606.

Cost of natural gas includes commodity purchases, fuel, storage, transportation and other gas purchase costs recovered through our cost of natural gas regulatory mechanisms and does not include an allocation of general operating costs or depreciation and amortization. In addition, our cost of natural gas regulatory mechanisms provide a method of recovering natural gas costs on an ongoing basis without a profit. As a result, changes in the cost of gas are offset by a corresponding change in revenues.

Net margin is comprised of total revenues less cost of natural gas. While our revenues will fluctuate with the cost of natural gas that we recover, net margin is not affected by fluctuations in the cost of natural gas. Accordingly, we believe net margin is a better indicator of our financial performance than total revenues, as it provides a useful and more relevant measure to analyze our financial performance. As such, the following discussion and analysis of our financial performance will reference net margin rather than total revenues and cost of natural gas individually.

The following table sets forth our net margin, excluding other revenues, by type of customer, for the periods indicated:

	Three Months Ended		Three Months
Net Margin, Excluding Other	March 31,		2018 vs. 2017
Revenues	2018	2017	Increase (Decrease)
Natural gas sales	(Millions of dollars, except percentages)
Residential	$204.1	$208.2	$(4.1)	(2)%
Commercial and industrial	39.7	38.9	0.8	2%
Wholesale and public authority	1.8	2.0	(0.2)	(10)%
Net margin on natural gas sales	245.6	249.1	(3.5)	(1)%
Transportation revenues	33.5	30.2	3.3	11%
Net margin, excluding other revenues	$279.1	$279.3	$(0.2)	—%

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

	Three Months Ended		Three Months
	March 31,		2018 vs. 2017
Net Margin on Natural Gas Sales	2018	2017	Increase (Decrease)
Net margin on natural gas sales	(Millions of dollars, except percentages)
Fixed margin	$136.4	$139.2	$(2.8)	(2)%
Variable margin	109.2	109.9	(0.7)	(1)%
Net margin on natural gas sales	$245.6	$249.1	$(3.5)	(1)%

Net margin increased $0.8 million for the three months ended March 31, 2018, compared with the same period last year, due primarily to the following:

•	an increase of $5.1 million from new rates primarily in Texas and Kansas;

•	an increase of $2.5 million from the impact of the weather-normalization mechanisms in Kansas and Oklahoma;

•	an increase of $2.5 million due primarily to higher transportation volumes from customers in Kansas, Oklahoma and Texas;

•	an increase of $1.2 million in residential sales due primarily to net customer growth in Oklahoma and Texas;

•	an increase of $0.9 million due to the benefit of retroactive 2017 compressed natural gas excise tax credit enacted in February 2018; and

•
an increase of $0.8 million in rider and surcharge recoveries due to higher ad-valorem surcharge in Kansas, offset by higher regulatory amortization in depreciation and amortization expense below; offset by

•	a decrease of $12.3 million related to the deferral of potential refund obligations from the Tax Cuts and Jobs Act of 2017.

Operating costs decreased $2.0 million for the three months ended March 31, 2018, compared with the same period last year, due primarily to a decrease of $1.1 million in outside services costs associated with pipeline maintenance activities.

Depreciation and amortization expense increased $1.9 million for the three months ended March 31, 2018, compared with the same period last year, due primarily to an increase in depreciation from our capital expenditures being placed in service and an increase in the amortization of the ad-valorem surcharge rider in Kansas.

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

Capital expenditures increased $16.1 million for the three months ended March 31, 2018, compared with the same period last year, due primarily to increased system integrity activities and extending service to new areas.

Selected Operating Information - The following tables set forth certain selected operating information for the periods indicated:

	Three Months Ended								Variances
	March 31,								2018 vs. 2017
(in thousands)	2018				2017				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	803	590	623	2,016	798	588	617	2,003	5	2	6	13
Commercial and industrial	75	51	36	162	75	51	36	162	—	—	—	—
Wholesale and public authority	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	6	1	12	5	6	1	12	—	—	—	—
Total customers	883	647	663	2,193	878	645	657	2,180	5	2	6	13

The following table reflects the total volumes delivered, excluding the effects of weather normalization mechanisms on sales volumes.

	Three Months Ended
	March 31,
Volumes (MMcf)	2018	2017
Natural gas sales
Residential	60,985	44,187
Commercial and industrial	17,990	12,881
Wholesale and public authority	867	660
Total sales volumes delivered	79,842	57,728
Transportation	64,916	61,090
Total volumes delivered	144,758	118,818

Total volumes delivered increased for the three months ended March 31, 2018, compared with the same period last year, due primarily to colder weather in the first quarter 2018. The impact of weather on residential and commercial net margin is mitigated by weather-normalization mechanisms in all jurisdictions.

	Three Months Ended
	March 31,
	2018		2017		2018 vs. 2017	2018	2017
Heating Degree Days	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	1,870	1,775	1,392	1,775	34%	105%	78%
Kansas	2,489	2,528	1,986	2,503	25%	98%	79%
Texas	903	1,008	629	1,009	44%	90%	62%

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

Actual HDDs are based on the quarter-to-date and year-to-date weighted average of:

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

Our ability to access capital markets for debt and equity financing under reasonable terms depends on market conditions and our financial condition and credit ratings. We believe that strong credit ratings will provide a significant advantage to our business. By maintaining a conservative financial profile and stable revenue base, we believe that we will be able to maintain an investment-grade credit rating, which we believe will provide us access to diverse sources of capital at favorable rates in order to finance our infrastructure investments.

Tax Reform - The Tax Cuts and Jobs Act of 2017 will have an overall negative impact on our operating cash flow due to several dynamics. The reduction in the tax rate will result in less revenues collected from customers related to the recovery of tax expense included in our rates. Although this revenue is ultimately paid out as an expense, under the new law, we will lose the timing benefit, thereby reducing cash that may have been carried over many years. Under the new tax law, natural gas utilities are not eligible to take bonus depreciation, but they are also not subject to the new limitations on the deduction of interest expense. The loss of bonus depreciation will result in earlier cash tax payments, as compared to the previous tax law, once accumulated NOLs are fully extinguished. The lowering of the tax rate effectively resulted in an over-collection of tax expenses, as customers’ rates include tax expenses based on the statutory tax rate. Future cash flows will be reduced as we refund the excess ADIT collection to customers.

The timing of these changes in our cash flows and the degree to which it impacts us will not be known until we finalize our current regulatory filings and make future regulatory filings. When new rates are approved by our regulators, the manner and timing in which we refund previously collected taxes will be determined. We believe that our capital structure and available liquidity resources will be adequate to adjust for these changes. See additional discussion under Regulatory Activities - Tax Reform and Note 10 of the Notes to the Consolidated Financial Statements in this Quarterly Report for additional information.

Short-term Financing - The ONE Gas Credit Agreement is a $700 million revolving unsecured credit facility, and includes a $20 million letter of credit subfacility and a $60 million swingline subfacility. We are able to request an increase in commitments of up to an additional $500 million upon satisfaction of customary conditions, including receipt of commitments from either new lenders or increased commitments from existing lenders. The ONE Gas Credit Agreement expires in October 2022, and is available to provide liquidity for working capital, capital expenditures, acquisitions and mergers, the issuance of letters of credit and for other general corporate purposes.

The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. At March 31, 2018, our total debt-to-capital ratio was 42 percent, and we were in compliance with all covenants under the ONE Gas Credit Agreement.

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

At March 31, 2018, we had $282.6 million in the form of commercial paper and $2.1 million in letters of credit issued under the ONE Gas Credit Agreement. At March 31, 2018, we had approximately $44.5 million of cash and cash equivalents and $415.3 million of remaining credit available under the ONE Gas Credit Agreement.

Long-Term Debt - The indenture governing our Senior Notes includes an event of default upon the acceleration of other indebtedness of $100 million or more. Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding Senior Notes to declare those Senior Notes immediately due and payable in full. At March 31, 2018, $300 million of 2.07 percent senior notes were reclassified as current maturities of long-term debt in our Consolidated Balance Sheets. At March 31, 2018 our long-term debt-to-capital ratio was 37 percent.

Credit Ratings - Our credit ratings as of March 31, 2018, were:

Rating Agency	Rating	Outlook
Moody’s	A2	Negative
S&P	A	Stable

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

Pension and Other Postemployment Benefit Plans - Information about our pension and other postemployment benefits plans, including anticipated contributions, is included under Note 11 of the ONE Gas Notes to the Consolidated Financial Statements in our Annual Report. See Note 9 of the Notes to the Consolidated Financial Statements in this Quarterly Report for additional information.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Three Months Ended
	March 31,		Variance
	2018	2017	2018 vs. 2017
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$223.3	$162.2	$61.1
Investing activities	(86.6)	(70.4)	(16.2)
Financing activities	(106.6)	(93.3)	(13.3)
Change in cash and cash equivalents	30.1	(1.5)	31.6
Cash and cash equivalents at beginning of period	14.4	14.7	(0.3)
Cash and cash equivalents at end of period	$44.5	$13.2	$31.3

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

Operating cash flows were higher for the three months ended March 31, 2018, compared with the same period in 2017, due primarily to working capital changes related to accounts receivable, natural gas in storage and under-recovered purchased-gas costs which were impacted by higher volumes of natural gas delivered in the first three months of 2018, compared with the same period in 2017, due to colder weather.

Investing Cash Flows - Cash used in investing activities increased for the three months ended March 31, 2018, compared with the prior period, due primarily to an increase in capital expenditures related to increased system integrity activities and extending service to new areas during the three months ended March 31, 2018.

Financing Cash Flows - Cash used in financing activities increased for the three months ended March 31, 2018, compared with the prior period, due primarily to larger repayments of notes payable and an increase in the dividend rate of four cents per share in first quarter 2018 compared with the same period in 2017, offset by no purchases of treasury stock shares in the first quarter of 2018.

ENVIRONMENTAL, SAFETY AND REGULATORY MATTERS

Environmental Matters - We are subject to multiple historical, wildlife preservation and environmental laws and/or regulations, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, hazardous materials transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation, and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three months ended March 31, 2018 and 2017.

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

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three months ended March 31, 2018 and 2017. A number of environmental issues may exist with respect to MGP sites that are unknown to us. Accordingly, future costs are dependent on the final determination and regulatory approval of any remedial actions, the complexity of the site, level of remediation required, changing technology and governmental regulations, and to the extent not recovered by insurance or recoverable in rates from our customers, could be material to our financial condition, results of operations or cash flows.

We are subject to environmental regulation by federal, state and local authorities. Due to the inherent uncertainties surrounding the development of federal and state environmental laws and regulations, we cannot determine with specificity the impact such laws and regulations may have on our existing and future facilities. With the trend toward stricter standards, greater regulation and more extensive permit requirements for the types of assets operated by us, our environmental expenditures could increase in the future, and such expenditures may not be fully recovered by insurance or recoverable in rates from our customers, and those costs may adversely affect our financial condition, results of operations and cash flows. We do not expect expenditures for these matters to have a material adverse effect on our financial condition, results of operations or cash flows.

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

Pipeline Security - The U.S. Department of Homeland Security’s Transportation Security Administration issued updated pipeline security guidelines in March 2018. Our pipeline facilities have been reviewed according to the current guidelines and no material changes have been required to date.

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

We participate in the EPA’s Natural Gas STAR Program to voluntarily reduce methane emissions. We continue to focus on maintaining low rates of lost-and-unaccounted-for natural gas through expanded implementation of best practices to limit the release of natural gas during pipeline and facility maintenance and operations. Additionally, in March 2016, we were one of 40 founding partners to launch the EPA’s Natural Gas STAR Methane Challenge Program, whereby oil and natural gas companies agree to promote and track commitments to reduce methane emissions beyond what is federally required. Our Methane Challenge Program commitment to annually replace or rehabilitate at least two percent of our combined inventory of cast iron and noncathodically-protected steel pipe aligns with our planned system integrity expenditures for infrastructure replacements. We exceeded our goal by achieving an overall replacement rate of seven percent.

Additional information about our environmental matters is included in the section entitled “Environmental Matters” in Note 12 of the Notes to the Consolidated Financial Statements in this Quarterly Report.

Regulatory - Several regulatory initiatives impacted the earnings and future earnings potential of our business. See additional information regarding our regulatory initiatives in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

IMPACT OF NEW ACCOUNTING STANDARDS

Information about the impact of new accounting standards, if any, is included in Note 1 of the Notes to the Consolidated Financial Statements in this Quarterly Report.

ESTIMATES AND CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements and related disclosures in accordance with GAAP requires us to make estimates and assumptions with respect to values or conditions that cannot be known with certainty that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Although we believe these estimates and assumptions are reasonable, actual results could differ from our estimates.

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

•	actions of rating agencies, including the ratings of debt, general corporate ratings and changes in the rating agencies’ ratings criteria;

•	changes in inflation and interest rates;

•	our ability to recover the costs of natural gas purchased for our customers;

•	impact of potential impairment charges;

•	volatility and changes in markets for natural gas;

•	possible loss of LDC franchises or other adverse effects caused by the actions of municipalities;

•	payment and performance by counterparties and customers as contracted and when due;

•	changes in existing or the addition of new environmental, safety, tax and other laws to which we and our subsidiaries are subject;

•	the uncertainty of estimates, including accruals and costs of environmental remediation;

•	advances in technology;

•	population growth rates and changes in the demographic patterns of the markets we serve;

•	acts of nature and the potential effects of threatened or actual terrorism and war;

•	cyber attacks or breaches of technology systems that could disrupt our operations or result in the loss or exposure of confidential or sensitive customer, employee or company information;

•	the sufficiency of insurance coverage to cover losses;

•	the effects of our strategies to reduce tax payments;

•	the effects of litigation and regulatory investigations, proceedings, including our rate cases, or inquiries and the requirements of our regulators as a result of the Tax Cuts and Jobs Act of 2017;

•	changes in accounting standards;

•	changes in corporate governance standards;

•	discovery of material weaknesses in our internal controls;

•	our ability to comply with all covenants in our indentures and the ONE Gas Credit Agreement, a violation of which, if not cured in a timely manner, could trigger a default of our obligations;

•	our ability to attract and retain talented employees, management and directors;

•	declines in the discount rates on, declines in the market value of the debt and equity securities of, and increases in funding requirements for, our defined benefit plans;

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

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.  Other factors could also have material adverse effects on our future results.  These and other risks are described in greater detail in Part 1, Item 1A, Risk Factors, in our Annual Report.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Other than as required under securities laws, we undertake no obligation to update publicly any forward-looking statement whether as a result of new information, subsequent events or change in circumstances, expectations or otherwise.

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

Changes in Internal Control Over Financial Reporting - In the three months ended March 31, 2018, we implemented new internal controls over financial reporting related to FASB’s ASU 2014-09, “Revenue from Contracts with Customers”. The implementation of these new controls is part of ONE Gas’ continuing efforts to ensure compliance with the new FASB requirements.

In the three months ended March 31, 2018, we also adopted FASB’s ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”. In connection with the adoption, we updated our information systems for the capitalization of service costs to property and non-service costs to a regulatory asset on a prospective basis, as well as the appropriate accounts for non-service costs to apply retroactive reclassification.

We do not believe the implementation of the new controls or updates to our information systems described above materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Other than described above, there have been no changes in our internal control over financial reporting during the three months ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.2	Amended and Restated By-Laws of ONE Gas, Inc. (incorporated by reference to Exhibit 3.1 to ONE Gas, Inc.’s Current Report on Form 8-K/A, Amendment No. 1 filed on July 26, 2016 (File No. 1-36108)).

10.1	Form of 2018 Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.14 to ONE Gas, Inc.’s Annual Report on Form 10-K filed February 22, 2018 (File No. 1-36108)).

10.2	Form of 2018 Performance Unit Award Agreement (incorporated by reference to Exhibit 10.15 to ONE Gas, Inc.’s Annual Report on Form 10-K filed February 22, 2018 (File No. 1-36108)).

10.3
ONE Gas, Inc. Nonqualified Deferred Compensation Plan, as amended and restated effective January 1, 2018 (incorporated by reference to Exhibit 10.28 to ONE Gas, Inc.’s Annual Report on Form 10-K filed February 22, 2018 (File No. 1-36108)).

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

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three months ended March 31, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017; (iv) Consolidated Balance Sheets at March 31, 2018 and December 31, 2017; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017; (vi) Consolidated Statement of Equity for the three months ended March 31, 2018; and (vii) Notes to the Consolidated Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 1, 2018		ONE Gas, Inc.
Registrant

	By:	/s/ Curtis L. Dinan
Curtis L. Dinan
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)