Form 10-Q
period 2018-06-30
ONE Gas, Inc.
filed 2018-08-01
CIK 1587732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018.
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
Yes __ No X

On July 24, 2018, the Company had 52,517,758 shares of common stock outstanding.

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
Heating Degree Day or HDD
A measure designed to reflect the demand for energy needed for heating based on the extent to which the daily average temperature falls below a reference temperature for which no heating is required, usually 65 degrees Fahrenheit

KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
LDC	Local distribution company
MGP	Manufactured Gas Plant
MMcf	Million cubic feet
Moody’s	Moody’s Investors Service, Inc.
NOL	Net operating loss
NPRM	Notice of Proposed Rulemaking
NYMEX	New York Mercantile Exchange
OCC	Oklahoma Corporation Commission
ONE Gas	ONE Gas, Inc.
ONE Gas Credit Agreement	ONE Gas’ $700 million amended and restated revolving credit agreement, which expires on October 5, 2022
ONEOK	ONEOK, Inc. and its subsidiaries
PBRC	Performance-Based Rate Change
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
Pipeline Safety, Regulatory Certainty and Job Creation Act	Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011, as amended
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
RRC	Railroad Commission of Texas
S&P	Standard & Poor’s Ratings Services
SAB	Staff Accounting Bulletin
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes	ONE Gas’ registered notes consisting of $300 million of 2.07 percent senior notes due 2019, $300 million of 3.61 percent senior notes due 2024 and $600 million of 4.658 percent notes due 2044
Separation and Distribution Agreement	Separation and Distribution Agreement dated January 14, 2014, between ONEOK and ONE Gas
WNA	Weather-normalization adjustments
XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2018	2017	2018	2017
	(Thousands of dollars, except per share amounts)
Revenues
Revenues from contracts with customers	$291,168	$274,033	$926,405	$810,193
Other revenues	1,353	5,656	4,580	19,904
Total revenues	292,521	279,689	930,985	830,097
Cost of natural gas	94,159	82,572	444,578	345,726
Net margin	198,362	197,117	486,407	484,371

Operating expenses
Operations and maintenance	102,995	96,928	205,660	201,972
Depreciation and amortization	39,757	37,851	78,647	74,870
General taxes	14,567	13,973	30,767	29,719
Total operating expenses	157,319	148,752	315,074	306,561
Operating income	41,043	48,365	171,333	177,810
Other expense, net	(2,194)	(3,900)	(4,358)	(7,307)
Interest expense, net	(12,003)	(11,305)	(24,355)	(22,786)
Income before income taxes	26,846	33,160	142,620	147,717
Income taxes	(6,427)	(12,537)	(31,366)	(50,638)
Net income	$20,419	$20,623	$111,254	$97,079

Earnings per share
Basic	$0.39	$0.39	$2.11	$1.85
Diluted	$0.39	$0.39	$2.10	$1.83

Average shares (thousands)
Basic	52,692	52,553	52,648	52,565
Diluted	52,899	52,969	52,898	53,012
Dividends declared per share of stock	$0.46	$0.42	$0.92	$0.84
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2018	2017	2018	2017
	(Thousands of dollars)
Net income	$20,419	$20,623	$111,254	$97,079
Other comprehensive income (loss), net of tax
Change in pension and other postemployment benefit plan liability, net of tax of $(68), $(81), $(419) and $(161), respectively	203	129	123	258
Total other comprehensive income (loss), net of tax	203	129	123	258
Comprehensive income	$20,622	$20,752	$111,377	$97,337
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Unaudited)	2018	2017
Assets	(Thousands of dollars)
Property, plant and equipment
Property, plant and equipment	$5,870,814	$5,713,912
Accumulated depreciation and amortization	1,745,124	1,706,327
Net property, plant and equipment	4,125,690	4,007,585
Current assets
Cash and cash equivalents	12,580	14,413
Accounts receivable, net	163,967	298,768
Materials and supplies	36,124	39,672
Natural gas in storage	80,482	130,154
Regulatory assets	39,402	88,180
Other current assets	18,154	17,807
Total current assets	350,709	588,994
Goodwill and other assets
Regulatory assets	385,564	405,189
Goodwill	157,953	157,953
Other assets	48,003	47,157
Total goodwill and other assets	591,520	610,299
Total assets	$5,067,919	$5,206,878
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS
(Continued)
	June 30,	December 31,
(Unaudited)	2018	2017
Equity and Liabilities	(Thousands of dollars)
Equity and long-term debt
Common stock, $0.01 par value: authorized 250,000,000 shares; issued 52,598,005 shares and outstanding 52,516,828 shares at June 30, 2018; issued 52,598,005 and outstanding 52,312,516 shares at December 31, 2017	$526	$526
Paid-in capital	1,723,795	1,737,551
Retained earnings	308,652	246,121
Accumulated other comprehensive income (loss)	(5,370)	(5,493)
Treasury stock, at cost: 81,177 shares at June 30, 2018 and 285,489 shares at December 31, 2017	(5,259)	(18,496)
Total equity	2,022,344	1,960,209
Long-term debt, excluding current maturities, and net of issuance costs of $7,614 and $8,033, respectively	893,671	1,193,257
Total equity and long-term debt	2,916,015	3,153,466
Current liabilities
Current maturities of long-term debt	300,008	8
Notes payable	185,000	357,215
Accounts payable	70,429	143,681
Accrued interest	19,028	18,776
Accrued taxes other than income	34,931	41,324
Accrued liabilities	20,724	30,058
Regulatory liabilities	47,867	9,438
Customer deposits	61,249	60,811
Other current liabilities	10,102	12,019
Total current liabilities	749,338	673,330
Deferred credits and other liabilities
Deferred income taxes	628,532	599,945
Regulatory liabilities	521,717	519,421
Employee benefit obligations	160,382	172,938
Other deferred credits	91,935	87,778
Total deferred credits and other liabilities	1,402,566	1,380,082
Commitments and contingencies
Total liabilities and equity	$5,067,919	$5,206,878
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended
	June 30,
(Unaudited)	2018	2017
	(Thousands of dollars)
Operating activities
Net income	$111,254	$97,079
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,647	74,870
Deferred income taxes	30,546	50,308
Share-based compensation expense	4,080	4,951
Provision for doubtful accounts	4,071	3,501
Changes in assets and liabilities:
Accounts receivable	130,730	135,165
Materials and supplies	3,548	(2,792)
Natural gas in storage	49,672	10,436
Asset removal costs	(25,774)	(22,837)
Accounts payable	(68,428)	(68,992)
Accrued interest	252	104
Accrued taxes other than income	(6,393)	(9,009)
Accrued liabilities	(9,334)	(6,729)
Customer deposits	438	(686)
Regulatory assets and liabilities	105,967	19,782
Other assets and liabilities	(9,319)	(5,880)
Cash provided by operating activities	399,957	279,271
Investing activities
Capital expenditures	(175,834)	(154,666)
Other	—	477
Cash used in investing activities	(175,834)	(154,189)
Financing activities
Repayments of notes payable, net	(172,215)	(66,000)
Repurchase of common stock	—	(17,512)
Issuance of common stock	2,390	2,208
Dividends paid	(48,272)	(44,042)
Tax withholdings related to net share settlements of stock compensation	(7,859)	(9,286)
Cash used in financing activities	(225,956)	(134,632)
Change in cash and cash equivalents	(1,833)	(9,550)
Cash and cash equivalents at beginning of period	14,413	14,663
Cash and cash equivalents at end of period	$12,580	$5,113
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)	Common Stock Issued	Common Stock	Paid-in Capital
	(Shares)	(Thousands of dollars)

January 1, 2018	52,598,005	$526	$1,737,551
Net income	—	—	—
Other comprehensive income	—	—	—
Common stock issued and other	—	—	(14,207)
Common stock dividends - $0.92 per share	—	—	451
June 30, 2018	52,598,005	$526	$1,723,795
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENT OF EQUITY
(Continued)
(Unaudited)	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	(Thousands of dollars)

January 1, 2018	$246,121	$(18,496)	$(5,493)	$1,960,209
Net income	111,254	—	—	111,254
Other comprehensive income	—	—	123	123
Common stock issued and other	—	13,237	—	(970)
Common stock dividends - $0.92 per share	(48,723)	—	—	(48,272)
June 30, 2018	$308,652	$(5,259)	$(5,370)	$2,022,344
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. These statements also have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The 2017 year-end consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes in our Annual Report. Our significant accounting policies are described in Note 1 of our Notes to the Consolidated Financial Statements in our Annual Report. Due to the seasonal nature of our business, the results of operations for the three and six months ended June 30, 2018, are not necessarily indicative of the results that may be expected for a 12-month period.

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

Segments - We operate in one reportable and operating business segment: regulated public utilities that deliver natural gas to residential, commercial, industrial, wholesale, public authority and transportation customers. The accounting policies for our segment are the same as those described in Note 1 of our Notes to the Consolidated Financial Statements in our Annual Report. We evaluate our financial performance principally on operating income. For the three and six months ended June 30, 2018, and 2017, we had no single external customer from which we received 10 percent or more of our gross revenues.

Recently Issued Accounting Standards Update - In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118,” which updates the FASB’s Accounting Standards Codification to reflect the guidance in SAB 118, which adds Section EE, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act,” to SAB Topic 5, “Miscellaneous Accounting.” SAB 118 also provides guidance on applying ASC 740, Income Taxes, if the accounting for certain income tax effects of the Tax Cuts and Jobs Act of 2017 is incomplete when the financial statements are issued for a reporting period. See Note 10 for additional discussion regarding SAB 118.

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The new guidance is required for our interim and annual reports for periods beginning after December 15, 2018, and early adoption is permitted. We are currently assessing the timing and impacts of adopting this standard, but do not expect a material impact to our consolidated financial statements.

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

We adopted this guidance in the first quarter of 2018. The presentation changes required for net periodic benefit costs did not impact previously reported net income; however, the reclassification of the other components of benefits costs resulted in an increase in operating income and an increase in other expenses of $2.4 million and $4.3 million for the three months ended June 30, 2018 and 2017, respectively, and an increase in operating income and other expenses of $4.1 million and $8.6 million for the six months ended June 30, 2018 and 2017, respectively. We elected the practical expedient to use the retroactive presentation of the amounts disclosed for the various components of net benefit cost in our Employee Benefit Plans footnote as the basis for the retrospective application. In addition, we updated our information systems for the capitalization of service costs to property and non-service costs to a regulatory asset on a prospective basis, as well as the appropriate accounts for non-service costs to apply retroactive reclassification.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which prescribes recognizing lease assets and liabilities on the balance sheet and includes disclosure of key information about leasing arrangements.  A modified retrospective transition approach is required for leases existing at the time of adoption. The FASB has issued multiple practical expedients that may be elected, but must be elected as a package and applied consistently to all leases.  These practical expedients allow lessees and lessors to (1) not reassess expired or existing contracts to determine whether they are subject to lease accounting guidance, (2) not reconsider lease classification at transition, and (3) not evaluate previously capitalized initial direct costs under the revised requirements.  The FASB has also issued several practical expedients that may be elected separately or in conjunction with the previously mentioned practical expedients.  These practical expedients allow (1) lessees to not separate nonlease components from lease components and instead account for each separate lease component and the nonlease components associated with that lease component as a single lease component and (2) lessees and lessors to use hindsight in determining the lease term and in assessing impairment of the entity’s right-of-use assets.  These expedients are only for leases in place at the transition date and cannot be applied to leases that are modified. At this time, we are evaluating these expedients.

In January 2018, the FASB issued ASU 2018-01, “Leases (Topic 842),” as an amendment to ASU 2016-02, “Leases (Topic 842)” to address stakeholder concerns about the costs and complexity of complying with the transition provisions of the new lease requirements to provide an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current lease guidance in Topic 840. We plan to utilize the provided practical expedient for existing and expired land easements and will assess all new or modified land easement and right-of-way agreements, under the guidance of ASU 2016-02, following its adoption.

In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842),” as an amendment to ASU 2016-02, “Leases (Topic 842) Targeted Improvements” which provides entities with an additional transition method in which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The amendment also provides a practical expedient for lessors. At this time, we are evaluating these expedients.

We are continuing to evaluate our population of leases, analyze lease agreements, and hold meetings with cross-functional teams to determine the potential impact of this accounting standard on our financial position and results of operations and the transition approach we will utilize. While we are currently evaluating the full impact of the standard, we expect to recognize additional assets and liabilities arising from current operating leases to our financial position upon adoption. We will adopt this new guidance in the first quarter of 2019.

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

See Note 2 of the Notes to the Consolidated Financial Statements in this Quarterly Report for additional information.

2.	REVENUE

The following table sets forth our revenues disaggregated by source for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Thousands of dollars)
Natural gas sales to customers	$261,347	$247,494	$856,273	$747,663
Transportation revenues	24,062	21,343	57,605	51,549
Miscellaneous revenues	5,759	5,196	12,527	10,981
Total revenues from contracts with customers	291,168	274,033	926,405	810,193
Other revenues - natural gas sales related	(1,108)	3,377	(78)	15,540
Other revenues	2,461	2,279	4,658	4,364
Total other revenues	1,353	5,656	4,580	19,904
Total revenues	$292,521	$279,689	$930,985	$830,097

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

Our transportation revenues represent revenue from contracts with customers through implied contracts established by our tariff rates approved by the regulatory authorities and tariff-based negotiated contracts. The customer receives the benefits of our performance when the commodity is delivered to the customer and the performance obligation is satisfied over time as the customer receives the natural gas.

Our miscellaneous revenues from contracts with customers represent implied contracts established by our tariff rates approved by the regulatory authorities and includes miscellaneous service charges with the performance obligation satisfied at a point in time when services are rendered to the customer.

Total other revenues consist of revenues associated with regulatory mechanisms that do not meet the requirements under ASC 606 as revenue from contracts with customers, but authorize us to accrue revenues earned based on tariffs approved by the regulatory authorities. Total other revenues primarily reflect our natural gas sales related weather normalization mechanism in Kansas. This mechanism adjusts our revenues earned for the variance between actual and normal HDDs. This mechanism can have either positive (warmer than normal) or negative (colder than normal) effects on revenues.

We have elected to use the invoice method practical expedient, where we recognize revenue for volumes delivered for which we have a right to invoice for our natural gas sales, transportation revenues and other utility revenues. For regulated deliveries of natural gas, we read meters and bill customers on a monthly cycle. We recognize revenue upon the delivery of the natural gas commodity or services rendered to customers. The billing cycles for customers do not necessarily coincide with the accounting periods used for financial reporting purposes. Revenue is accrued for natural gas delivered and services rendered to customers, but not yet billed. Accrued unbilled revenue is based on a percentage estimate of amounts unbilled each month, which is dependent upon a number of factors, some of which require management's judgment. These factors include customer consumption patterns and the impact of weather on usage. The accrued unbilled natural gas sales revenue at June 30, 2018 and December 31, 2017, were $52.0 million and $138.5 million, respectively.

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

3.	REGULATORY ASSETS AND LIABILITIES

The tables below present a summary of regulatory assets, net of amortization, and liabilities for the periods indicated:

	June 30, 2018
	Current	Noncurrent	Total
	(Thousands of dollars)
Under-recovered purchased-gas costs	$6,741	$—	$6,741
Pension and postemployment benefit costs	25,109	367,751	392,860
Reacquired debt costs	812	6,892	7,704
MGP remediation costs	—	7,724	7,724
Ad valorem tax	662	—	662
Other	6,078	3,197	9,275
Total regulatory assets, net of amortization	39,402	385,564	424,966
Federal income tax rate changes (a)	(16,183)	(521,717)	(537,900)
Over-recovered purchased-gas costs	(31,457)	—	(31,457)
Weather normalization	(227)	—	(227)
Total regulatory liabilities	(47,867)	(521,717)	(569,584)
Net regulatory assets (liabilities)	$(8,465)	$(136,153)	$(144,618)
(a) See Note 10 for additional information regarding our federal income tax rate changes to regulatory liabilities.

	December 31, 2017
	Current	Noncurrent	Total
	(Thousands of dollars)
Under-recovered purchased-gas costs	$41,238	$—	$41,238
Pension and postemployment benefit costs	25,156	387,582	412,738
Weather normalization	17,461	—	17,461
Reacquired debt costs	812	7,298	8,110
MGP remediation costs	—	6,104	6,104
Other	3,513	4,205	7,718
Total regulatory assets, net of amortization	88,180	405,189	493,369
Federal income tax rate changes (a)	—	(519,421)	(519,421)
Over-recovered purchased-gas costs	(9,434)	—	(9,434)
Ad valorem tax	(4)	—	(4)
Total regulatory liabilities	(9,438)	(519,421)	(528,859)
Net regulatory assets (liabilities)	$78,742	$(114,232)	$(35,490)
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

The ONE Gas Credit Agreement is a $700 million revolving unsecured credit facility. We are able to request an increase in commitments of up to an additional $500 million upon satisfaction of customary conditions, including receipt of commitments from either new lenders or increased commitments from existing lenders. The ONE Gas Credit Agreement expires in October 2022, and is available to provide liquidity for working capital, capital expenditures, acquisitions and mergers, the issuance of letters of credit and for other general corporate purposes.

The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. At June 30, 2018, our total debt-to-capital ratio was 41 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement.

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

At June 30, 2018, we had $185.0 million of commercial paper with no borrowings and $514.2 million of remaining credit available under the ONE Gas Credit Agreement.

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

Dividends Declared - In July 2018, we declared a dividend of $0.46 per share ($1.84 per share on an annualized basis) for shareholders of record as of August 13, 2018, payable September 4, 2018.

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the effect of reclassifications from accumulated other comprehensive income (loss) in our Consolidated Statements of Income for the periods indicated:

	Three Months Ended		Six Months Ended		Affected Line Item in the
Details about Accumulated Other	June 30,		June 30,		Consolidated Statements
Comprehensive Income (Loss) Components	2018	2017	2018	2017	of Income
	(Thousands of dollars)
Pension and other postemployment benefit plan obligations (a)
Amortization of net loss	$10,950	$10,648	$21,900	$21,296
Amortization of unrecognized prior service cost	(1,142)	(1,149)	(2,284)	(2,298)
	9,808	9,499	19,616	18,998
Regulatory adjustments (b)	(9,537)	(9,289)	(19,074)	(18,579)
	271	210	542	419	Income before income taxes
	(68)	(81)	(419)	(161)	Income tax expense
Total reclassifications for the period	$203	$129	$123	$258	Net income
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

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Three Months Ended June 30, 2018
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$20,419	52,692	$0.39
Diluted EPS Calculation
Effect of dilutive securities	—	207
Net income available for common stock and common stock equivalents	$20,419	52,899	$0.39

	Three Months Ended June 30, 2017
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$20,623	52,553	$0.39
Diluted EPS Calculation
Effect of dilutive securities	—	416
Net income available for common stock and common stock equivalents	$20,623	52,969	$0.39

	Six Months Ended June 30, 2018
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$111,254	52,648	$2.11
Diluted EPS Calculation
Effect of dilutive securities	—	250
Net income available for common stock and common stock equivalents	$111,254	52,898	$2.10

	Six Months Ended June 30, 2017
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$97,079	52,565	$1.85
Diluted EPS Calculation
Effect of dilutive securities	—	447
Net income available for common stock and common stock equivalents	$97,079	53,012	$1.83

9.	EMPLOYEE BENEFIT PLANS

The following tables set forth the components of net periodic benefit cost for our pension and other postemployment benefit plans for the periods indicated:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$3,230	$3,044	$6,460	$6,088
Interest cost (a)	9,200	10,113	18,400	20,226
Expected return on assets (a)	(15,145)	(14,624)	(30,290)	(29,248)
Amortization of net loss (a)	9,978	9,027	19,956	18,054
Net periodic benefit cost	$7,263	$7,560	$14,526	$15,120
(a) Upon adoption of ASU 2017-07 on January 1, 2018, these amounts are recognized as other income (expense) in the Consolidated Statements of Income. See Note 11 for additional detail of our other income (expense).

	Other Postemployment Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Thousands of dollars)
Components of net periodic benefit (credit) cost
Service cost	$589	$627	$1,178	$1,254
Interest cost (a)	2,279	2,472	4,558	4,944
Expected return on assets (a)	(3,571)	(3,147)	(7,142)	(6,294)
Amortization of unrecognized prior service cost (a)	(1,142)	(1,149)	(2,284)	(2,298)
Amortization of net loss (a)	972	1,621	1,944	3,242
Net periodic benefit (credit) cost	$(873)	$424	$(1,746)	$848
(a) Upon adoption of ASU 2017-07 on January 1, 2018, these amounts are recognized as other income (expense) in the Consolidated Statements of Income. See Note 11 for additional detail of our other income (expense).

We recover qualified pension benefit plan and other postemployment benefit plan costs through rates charged to our customers. Certain regulatory authorities require that the recovery of these costs be based on specific guidelines. The difference between these regulatory-based amounts and the periodic benefit cost calculated pursuant to GAAP is deferred as a regulatory asset or liability and amortized to expense over periods in which this difference will be recovered in rates, as authorized by the applicable regulatory authorities. Regulatory deferrals related to net periodic benefit cost were not material for the three and six months ended June 30, 2018.

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

Changes in tax laws or tax rates are recognized in the financial reporting period that includes the enactment date.

Tax Reform - In December 2017, the Tax Cuts and Jobs Act of 2017 was signed into law. Substantially all of the provisions of the new law are effective for taxable years beginning after December 31, 2017. The new law includes significant changes to the Code, including amendments which significantly change the taxation of business entities and includes specific provisions related to regulated utilities. The more significant changes that impact us include reductions in the corporate federal statutory income tax rate to 21 percent from 35 percent, and several technical provisions including, among others, the elimination of full expensing for tax purposes of certain property acquired after September 27, 2017, the continuation of certain rate normalization requirements for accelerated depreciation benefits and the general allowance for the continued deductibility of interest expense. Additionally, the new law limits the utilization of NOLs arising after December 31, 2017, to 80 percent of taxable income with an indefinite carryforward.

The staff of the SEC issued guidance in SAB 118 which clarifies accounting for income taxes under ASC 740 if information is not yet available or complete and provides for up to a one-year period in which to complete the required analyses and accounting. We have completed or made a reasonable estimate for the measurement and accounting of the effects of the Tax Cuts and Jobs Act of 2017, which were reflected in our December 31, 2017, consolidated financial statements. We are still analyzing certain aspects of the Tax Cuts and Jobs Act of 2017, refining our calculations and expect additional guidance from the U.S. Department of the Treasury and the Internal Revenue Service. Any additional issued guidance or future actions of our regulators could potentially affect the final determination of the accounting effects arising from the implementation of the Tax Cuts and Jobs Act of 2017.

Reductions in our ADIT balances to reflect the reduced corporate income tax rate of 21 percent will result in amounts previously collected from our customers for these deferred income taxes to be refunded to our customers. The Tax Cuts and Jobs Act of 2017 retains the provisions of the Code that stipulate how these excess deferred income taxes are to be refunded, as well as the timing of any such refunds, to customers for certain accelerated tax depreciation benefits. Potential refunds of these and other deferred income taxes will be determined by our regulators. At June 30, 2018, the regulatory liability associated with the remeasurement of our ADIT totaled $521.7 million.

We are working with our regulators in Oklahoma, Kansas and Texas to address the impact of the Tax Cuts and Jobs Act of 2017 on our rates. In each state, we have received accounting orders requiring us to refund the remeasurement of our ADIT and to establish a separate regulatory liability for the difference in taxes included in our rates that have been calculated based on a 35 percent federal statutory income tax rate and the new 21 percent federal statutory income tax rate effective in January 2018. The establishment of this separate regulatory liability associated with the change in tax rates collected in our rates resulted in a reduction to our revenues of $9.2 million and $21.5 million for the three and six months ended June 30, 2018, respectively. The amount, period and timing of the return of these regulatory liabilities to our customers will be determined by the regulators in each of our jurisdictions.

11.	OTHER INCOME AND OTHER EXPENSE

The following table sets forth the components of other income and other expense for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Thousands of dollars)
Net periodic benefit cost other than service cost	$(2,403)	$(4,313)	$(4,137)	$(8,626)
Other, net	209	413	(221)	1,319
Total other income (expense), net	$(2,194)	$(3,900)	$(4,358)	$(7,307)

12.	COMMITMENTS AND CONTINGENCIES

Environmental Matters - We are subject to multiple historical, wildlife preservation and environmental laws and/or regulations, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, hazardous materials transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits or the discovery of presently unknown environmental conditions may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and six months ended June 30, 2018 and 2017.

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

With regard to one of our former MGP sites, periodic monitoring and a 2016 interim site investigation indicated elevated levels of contaminants generally associated with MGP sites. In 2016, we estimated the potential costs associated with additional investigation and remediation to be in the range of $4.0 million to $7.0 million. Additional testing and work plan development continued in 2017 to determine a remediation work plan to present to the KDHE for approval, which could impact our estimates of the cost of remediation at this site. In the second quarter of 2018, we revised our estimate of the potential costs associated with additional investigation and remediation to be in the range of $5.6 million to $7.0 million. A single reliable estimate of the remediation costs was not feasible due to the amount of uncertainty in the ultimate remediation approach that will be utilized. Accordingly, we recorded an adjustment to the reserve of $1.6 million for this site in the second quarter of 2018, which also increased our regulatory asset pursuant to our AAO in Kansas.

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

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and six months ended June 30, 2018 and 2017. A number of environmental issues may exist with respect to MGP sites that are unknown to us. Accordingly, future costs are dependent on the final determination and regulatory approval of any remedial actions, the complexity of the site, level of remediation required, changing technology and governmental regulations, and to the extent not recovered by insurance or recoverable in rates from our customers, could be material to our financial condition, results of operations or cash flows.

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

In April 2016, PHMSA published a NPRM, the Safety of Gas Transmission & Gathering Lines Rule, in the Federal Register to revise pipeline safety regulations applicable to the safety of onshore natural gas transmission and gathering pipelines. Proposals include changes to pipeline integrity management requirements and other safety-related requirements. The NPRM comment period ended July 7, 2016, and comments are under review by PHMSA. As part of the comment review process, PHMSA is being advised by the Technical Pipeline Safety Standards Committee, informally known by PHMSA as the GPAC, a statutorily mandated advisory committee that advises PHMSA on proposed safety policies for natural gas pipelines.  The GPAC reviews PHMSA's proposed regulatory initiatives to assure the technical feasibility, reasonableness, cost-effectiveness and practicality of each proposal. The GPAC has met five times since January 2017 to review public comments and make recommendations to PHMSA. The GPAC completed their review of the NPRM on March 28, 2018, except for gas gathering. The next GPAC meeting, scheduled for September 2018, will focus on gas gathering. In addition to reviewing public and committee comments, PHMSA announced they will split this NPRM into three separate final rulemakings:

•
the first final rule will address the legislative mandates from the Pipeline Safety, Regulatory Certainty and Jobs Creation Act and will be called the Safety of Gas Transmission Pipelines: Maximum Allowable Operating Pressure Reconfirmation, Expansion of Assessment Requirements, and Other Related Amendments;

•
the second final rule will be called the Safety of Gas Transmission Pipelines: Repair Criteria, Integrity Management Improvements, Cathodic Protection, Management of Change, and Other Related Amendments and will cover all remaining elements of the NPRM (except for gas gathering); and

•	the third final rule will be called the Safety of Gas Gathering Pipelines and will address gas gathering.

A significant number of recommendations have been made to PHMSA to improve the NPRM. The industry trade associations filed joint comments to the “legislative mandates” rulemaking to amend the federal safety regulations applicable to gas transmission and gathering pipelines. The timing of each final rule being published is unknown, but the first and second final rules are expected to be published during 2019.  The potential capital and operating expenditures associated with compliance with the proposed rules are currently being evaluated and could be significant depending on the final regulations.

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

Derivative Instruments -  At June 30, 2018, we held purchased natural gas call options for the heating season ending March 31, 2019, with total notional amounts of 15.1 Bcf, for which we paid premiums of $3.6 million, and had a fair value of $3.8 million. At December 31, 2017, we held purchased natural gas call options for the heating season ended March 31, 2018, with total notional amounts of 14.1 Bcf, for which we paid premiums of $5.5 million, and had a fair value of $1.1 million. The premiums paid and any cash settlements received are recorded as part of our unrecovered purchased-gas costs in current regulatory assets as these contracts are included in, and recoverable through, the purchased-gas cost adjustment mechanisms. Additionally, changes in fair value associated with these contracts are deferred as part of our unrecovered purchased-gas costs in our Consolidated Balance Sheets. Our natural gas call options are classified as Level 1 as fair value amounts are based on unadjusted quoted prices in active markets including NYMEX-settled prices. There were no transfers between levels for the three and six months ended June 30, 2018 and 2017.

Other Financial Instruments - The approximate fair value of cash and cash equivalents, accounts receivable and accounts payable is equal to book value, due to the short-term nature of these items. Our cash and cash equivalents are comprised of bank and money market accounts, and are classified as Level 1.

Short-term notes payable and commercial paper are due upon demand and, therefore, the carrying amounts approximate fair value and are classified as Level 1. The book value of our long-term debt, including current maturities, was $1.2 billion at both June 30, 2018 and December 31, 2017. The estimated fair value of our long-term debt, including current maturities, was $1.2 billion and 1.3 billion at June 30, 2018 and December 31, 2017, respectively. The estimated fair value of our Senior Notes at June 30, 2018 and December 31, 2017, was determined using quoted market prices, and are classified as Level 2.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the Notes to the Consolidated Financial Statements in this Quarterly Report, as well as our Annual Report.  Due to the seasonal nature of our business, the results of operations for the three and six months ended June 30, 2018, are not necessarily indicative of the results that may be expected for a 12-month period.

RECENT DEVELOPMENTS

Tax Reform - In December 2017, the Tax Cuts and Jobs Act of 2017 was signed into law. Substantially all the provisions of the new law are effective for taxable years beginning after December 31, 2017. The new law includes significant changes to the Code, including amendments which significantly change the taxation of business entities and includes specific provisions related to regulated utilities. The more significant changes that impact us include reductions in the corporate federal statutory income tax rate to 21 percent from 35 percent, and several technical provisions including, among others, the elimination of full expensing for tax purposes of certain property acquired after September 27, 2017, the continuation of certain rate normalization requirements for accelerated depreciation benefits and the general allowance for the continued deductibility of interest expense. Additionally, the new law limits the utilization of NOLs arising after December 31, 2017, to 80 percent of taxable income with an indefinite carryforward.

As a result of the enactment of the Tax Cuts and Jobs Act of 2017, we remeasured our ADIT. As a regulated entity, the change in ADIT was recorded as a regulatory liability and is subject to refund to our customers. The Tax Cuts and Jobs Act of 2017 retains the provisions of the Code that stipulate how these excess deferred income taxes are to be refunded, as well as the timing of any such refunds, to customers for certain accelerated tax depreciation benefits. Potential refunds of these and other deferred income taxes will be determined by our regulators. At June 30, 2018, the regulatory liability associated with the remeasurement of our ADIT totaled $521.7 million.

We are working with our regulators in Oklahoma, Kansas and Texas to address the impact of the Tax Cuts and Jobs Act of 2017 on our rates. In each state, we have received accounting orders requiring us to refund the remeasurement of our ADIT and to establish a separate regulatory liability for the difference in taxes included in our rates that have been calculated based on a 35 percent federal statutory income tax rate and the new 21 percent federal statutory income tax rate effective in January 2018. The establishment of this separate regulatory liability associated with the change in tax rates collected in our rates resulted in a reduction to our revenues of $9.2 million and $21.5 million for the three and six months ended June 30, 2018, respectively. The amount, period and timing of the return of these regulatory liabilities to our customers will be determined by the regulators in each of our jurisdictions.

See additional information on the impact of the Tax Cuts and Jobs Act of 2017 below under Regulatory Activities.

Dividend - In July 2018, we declared a dividend of $0.46 per share ($1.84 per share on an annualized basis) for shareholders of record as of August 13, 2018, payable September 4, 2018.

REGULATORY ACTIVITIES

Oklahoma - On March 15, 2018, Oklahoma Natural Gas filed its second annual PBRC application following the general rate case that was approved in January 2016. This filing was based on a calendar test year of 2017. The PBRC filing identified a $5.6 million credit to base rates primarily due to the reduction in the corporate federal statutory income tax rate. If approved as filed, this credit will be applied to customers’ bills over a 12-month period following receipt of an order. The filing also requested an energy efficiency program true-up and utility incentive adjustment of approximately $2.1 million. A hearing before the administrative law judge was held on July 27, 2018, with an order expected in the third quarter of 2018. As required, PBRC filings are made annually on or before March 15, until the next general rate case, which is currently required to be filed on or before June 30, 2021, based on a calendar test year of 2020.

Kansas - In June 2018, Kansas Gas Service filed a request with the KCC for an increase in base rates, reflecting investments in system improvements and changes in operating costs necessary to maintain the safety and reliability of its natural gas distribution system. Kansas Gas Service’s request, if approved, represents a net base rate increase of $42.7 million. Kansas Gas Service is already recovering $2.9 million from customers through the GSRS, resulting in a total base rate increase of $45.6 million. The filing is based on a 10.0 percent return on equity and a 62.2 percent common equity ratio. The filing represents a rate base of $1 billion, compared with $947 million included in existing base rates plus previously approved GSRS-eligible investments. Since the last general rate case in 2016, Kansas Gas Service has invested $179 million in its natural gas distribution system. Benefits of the corporate income tax cuts associated with the Tax Cuts and Jobs Act of 2017 are also reflected in Kansas Gas Service’s filing. Kansas Gas Service’s filing includes a Revenue Normalization Adjustment that is designed to ensure that Kansas Gas Service collects the amount of revenue set by the KCC from residential, general sales and small transport customers, regardless of customer usage. In accordance with Kansas law, the KCC has 240 days to consider Kansas Gas Service’s filing.

In April 2018, a bill amending the GSRS statute was approved. Beginning January 1, 2019, the scope of projects eligible for recovery under the statute will include all investments to replace, upgrade or modernize obsolete facilities, as well as projects that enhance the integrity of pipeline system components or extend the useful life of such assets. Safety-related investments will also include expenditures for physical and cyber security. Additionally, the cap on the monthly residential surcharge will increase to 80 cents from 40 cents.

In August 2017, Kansas Gas Service submitted an application to the KCC requesting an increase of approximately $2.9 million related to its GSRS. In November 2017, the KCC approved the increase effective December 2017.

Texas - West Texas Service Area - In March 2018, Texas Gas Service made GRIP filings for all customers in the West Texas service area. In June 2018, the RRC and the cities in the West Texas service area agreed to an increase of $3.5 million, and new rates became effective in July 2018.

In March 2017, Texas Gas Service made GRIP filings for all customers in the West Texas service area. The RRC and the cities approved an increase of $4.3 million, and new rates became effective in July 2017.

Rio Grande Valley Service Area - In April 2018, Texas Gas Service filed an annual COSA for the incorporated areas of the Rio Grande Valley service area. The cities approved an increase of $1.1 million, and new rates will become effective in August 2018.

In March 2018, the RRC approved an increase in base rates of $0.5 million for the unincorporated areas of the Rio Grande Valley service area, with new rates effective in April 2018. This rate case settlement reflects a corporate federal statutory income tax rate of 21 percent and required Texas Gas Service to calculate, defer and refund to customers $0.1 million associated with the changes to the corporate income tax rate for the period between January 1, 2018, and the implementation of the new rates in April 2018.

In June 2017, Texas Gas Service filed a rate case for customers in its Rio Grande Valley service area. In October 2017, Texas Gas Service and the cities in the Rio Grande Valley service area agreed to an increase of $3.6 million, and new rates became effective in October 2017.

Central Texas Service Area - In March 2018, Texas Gas Service made GRIP filings for all customers in the Central Texas service area. In June 2018, the RRC and the cities in the Central Texas service area agreed to an increase of $3.3 million, and new rates became effective in July 2018.

In March 2017, Texas Gas Service made GRIP filings for all customers in the Central Texas service area. The cities and the RRC approved an increase of $4.9 million, and new rates became effective in June 2017.

North Texas Service Area - In June 2018, Texas Gas Service filed a rate case for customers in its North Texas service area for an increase of $1.0 million. If approved, new rates are expected to take effect in December 2018.

In April 2017, Texas Gas Service filed an annual COSA in its North Texas service area. In October 2017, Texas Gas Service and the cities in the North Texas service area agreed to an increase of $0.8 million, and new rates became effective in August 2017.

Other Texas Service Areas - In the normal course of business, Texas Gas Service has filed rate cases and sought GRIP and COSA increases in various other Texas jurisdictions to address investments in rate base and changes in expenses. Annual rate adjustments associated with these filings that were approved totaled $(0.7) million for the six months ended June 30, 2018 and $0.6 million for the year ended December 31, 2017.

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

In compliance with the order, Oklahoma Natural Gas’ March 15, 2018, PBRC filing contains two deferred liabilities subject to review and potential refund. First, a regulatory liability has been established reflecting the revaluation of ADIT for the change in the federal corporate income tax rate. This liability will be returned to customers over an amortization period in compliance with tax normalization rules included in the Code, as amended. An additional $2.9 million liability, including interest, has been established for the estimated impact on customer rates of the reduced tax rate for the period between January 9, 2018, and the date new rates are expected to go into effect following receipt of an order in the PBRC filing. A hearing before the administrative law judge was held on July 27, 2018.

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

In March 2018, Kansas Gas Service reached a settlement with the KCC Staff and the Citizens’ Utility Ratepayer Board related to the impact of the Tax Cuts and Jobs Act of 2017. The agreement indicates for the period between January 1, 2018, and through the date on which the KCC issues a final order in Kansas Gas Service’s next general rate case, Kansas Gas Service agrees to accrue monthly, as a regulatory liability on its general ledger, the portion of its revenue representing the difference between the 21 percent and 35 percent corporate tax rate. The annual amount of the regulatory liability is $14.1 million, excluding interest. The agreement also established the interest rate to be applied as the customer deposit interest rate, currently 1.62 percent. The disposition of the actual amount to be refunded to customers will be determined by the KCC in its final order at the completion of Kansas Gas Service’s next general rate case filing. Through this agreement, Kansas Gas Service also established a regulatory liability to account for the revaluation of ADIT for the change in the federal corporate income tax rate. Issues regarding the treatment of this regulatory liability will also be determined in Kansas Gas Service’s next general rate proceeding. As part of the agreement, Kansas Gas Service is required to file a general rate case no later than 150 days from the date of a KCC order approving the settlement agreement. Kansas Gas Service filed a general rate case in June 2018.

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

Central Texas Service Area - In March 2018, Texas Gas Service requested a $4.9 million decrease to rates for customers in the Central Texas service area due to the reduction of the corporate income tax rate, and a one-time refund of $2.5 million for the reduction in the corporate income tax rate for the period between January 1, 2018, to the date new rates are implemented. The request was approved by the RRC and the cities, and new rates became effective in July 2018.

West Texas Service Area - In March 2018, Texas Gas Service requested a $4.7 million decrease to rates for customers in the West Texas service area due to the reduction of the corporate income tax rate, and a one-time refund of $2.4 million for changes to the corporate income tax rate for the period between January 1, 2018, to the date new rates are implemented. The request was approved by the RRC and the cities, and new rates became effective in July 2018.

Rio Grande Valley Service Area - In March 2018, Texas Gas Service requested a $1.5 million decrease to rates for customers in the incorporated areas of the Rio Grande Valley service area due to the reduction of the corporate income tax rate, and a one-time refund of $0.4 million for changes to the corporate income tax rate for the period between January 1, 2018, to the implementation of new rates, which became effective in April 2018.

Gulf Coast Service Area - In April 2018, Texas Gas Service filed for a one-time refund of $0.6 million for changes to the corporate income tax rate for the period between January 1, 2018, to the implementation of new rates, which will become effective in August 2018.

See Liquidity and Capital Resources - Tax Reform for additional discussion of the Tax Cuts and Jobs Act of 2017.

OTHER

In 2017, we formed a wholly-owned captive insurance company in the state of Oklahoma to provide insurance to our divisions.

FINANCIAL RESULTS AND OPERATING INFORMATION

We operate in one reportable and operating business segment: regulated utilities that deliver natural gas to residential, commercial, industrial, wholesale, public authority and transportation customers. The accounting policies for our segment are the same as described in Note 1 of our Notes to the Consolidated Financial Statements in our Annual Report. We evaluate our financial performance principally on operating income.

Selected Financial Results - For the three months ended June 30, 2018, net income was $20.4 million, or $0.39 per diluted share, compared with $20.6 million, or $0.39 per diluted share in the same period last year. For the six months ended June 30, 2018, net income was $111.3 million, or $2.10 per diluted share, compared with $97.1 million, or $1.83 per diluted share in the same period last year.

Our results for the three and six months ended June 30, 2018, reflect lower income tax expense due primarily to a $3.8 million and $20.0 million decrease, respectively, associated with the reduction in the federal statutory income tax rate to 21 percent in 2018 from 35 percent in 2017 as a result of the Tax Cuts and Jobs Act of 2017. This decrease is offset partially by the change in the tax benefits on vested long-term incentive awards which vested in the first quarter of 2018 compared to the awards that vested in the first quarter of 2017. The tax benefits on our vested long-term incentive awards are reflected in income tax expense due to the share-based compensation accounting standard adopted in the first quarter of 2017. The following table sets forth certain selected financial results for our operations for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2018 vs. 2017		2018 vs. 2017
Financial Results	2018	2017	2018	2017	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars, except percentages)
Natural gas sales to customers	$260.2	$250.9	$856.2	$763.2	$9.3	4%	$93.0	12%
Transportation revenues	24.1	21.4	57.6	51.6	2.7	13%	6.0	12%
Cost of natural gas	94.2	82.5	444.6	345.7	11.7	14%	98.9	29%
Net margin, excluding other revenues	190.1	189.8	469.2	469.1	0.3	—%	0.1	—%
Other utility revenues	8.3	7.4	17.2	15.3	0.9	12%	1.9	12%
Net margin	198.4	197.2	486.4	484.4	1.2	1%	2.0	—%
Operating costs	117.6	110.9	236.4	231.7	6.7	6%	4.7	2%
Depreciation and amortization	39.8	37.9	78.7	74.9	1.9	5%	3.8	5%
Operating income	$41.0	$48.4	$171.3	$177.8	$(7.4)	(15)%	$(6.5)	(4)%
Capital expenditures	$89.2	$84.2	$175.8	$154.7	$5.0	6%	$21.1	14%

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

Other utility revenues include primarily miscellaneous service charges which represent implied contracts with customers established by our tariff rates approved by the regulatory authorities and other revenues from regulatory mechanisms that do not meet the requirements of ASC 606.

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

The following table sets forth our net margin, excluding other revenues, by type of customer, for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
Net Margin, Excluding Other	June 30,		June 30,		2018 vs. 2017		2018 vs. 2017
Revenues	2018	2017	2018	2017	Increase (Decrease)		Increase (Decrease)
Natural gas sales	(Millions of dollars, except percentages)
Residential	$137.1	$139.7	$341.2	$347.9	$(2.6)	(2)%	$(6.7)	(2)%
Commercial and industrial	27.5	27.5	67.2	66.4	—	—%	0.8	1%
Wholesale and public authority	1.4	1.2	3.2	3.2	0.2	17%	—	—%
Net margin on natural gas sales	166.0	168.4	411.6	417.5	(2.4)	(1)%	(5.9)	(1)%
Transportation revenues	24.1	21.4	57.6	51.6	2.7	13%	6.0	12%
Net margin, excluding other revenues	$190.1	$189.8	$469.2	$469.1	$0.3	—%	$0.1	—%

Our net margin on natural gas sales is comprised of two components, fixed and variable margin. Fixed margin reflects the portion of our net margin attributable to the monthly fixed customer charge component of our rates, which does not fluctuate based on customer usage in each period. Variable margin reflects the portion of our net margin that fluctuates with the volumes delivered and billed and the effects of weather normalization. We believe that the combination of the significant residential component of our customer base, the fixed charge component of our sales margin and our regulatory rate mechanisms that we have in place result in a stable cash flow profile. The following table sets forth our net margin on natural gas sales by revenue type for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2018 vs. 2017		2018 vs. 2017
Net Margin on Natural Gas Sales	2018	2017	2018	2017	Increase (Decrease)		Increase (Decrease)
Net margin on natural gas sales	(Millions of dollars, except percentages)
Fixed margin	$137.7	$141.5	$274.1	$280.7	$(3.8)	(3)%	$(6.6)	(2)%
Variable margin	28.3	26.9	137.5	136.8	1.4	5%	0.7	1%
Net margin on natural gas sales	$166.0	$168.4	$411.6	$417.5	$(2.4)	(1)%	$(5.9)	(1)%

Net margin increased $1.2 million for the three months ended June 30, 2018, compared with the same period last year, due primarily to the following:

•	an increase of $3.8 million from new rates in Texas and Kansas;

•	an increase of $2.4 million due to higher sales volumes, net of weather normalization, primarily from colder weather in 2018 compared with 2017;

•	an increase of $2.1 million due primarily to higher transportation volumes; and

•	an increase of $1.1 million in residential sales due primarily to net customer growth in Oklahoma and Texas; offset by

•	a decrease of $9.2 million related to the deferral of potential refund obligations associated with the Tax Cuts and Jobs Act of 2017.

Net margin increased $2.0 million for the six months ended June 30, 2018, compared with the same period last year, due primarily to the following:

•	an increase of $8.9 million from new rates in Texas and Kansas;

•	an increase of $4.8 million due to higher sales volumes, net of weather normalization, primarily from colder weather in 2018 compared with 2017;

•	an increase of $4.6 million due primarily to higher transportation volumes;

•	an increase of $2.4 million in residential sales due primarily to net customer growth in Oklahoma and Texas;

•	an increase of $1.1 million in rider and surcharge recoveries due to higher ad-valorem surcharge in Kansas, offset by higher regulatory amortization in depreciation and amortization expense below; and

•	an increase of $0.9 million due to the benefit of the retroactive 2017 compressed natural gas federal excise tax credit enacted in February 2018; offset by

•	a decrease of $21.5 million related to the deferral of potential refund obligations associated with the Tax Cuts and Jobs Act of 2017.

Operating costs increased $6.7 million for the three months ended June 30, 2018, compared with the same period last year, due primarily to the following:

•	an increase of $7.9 million in employee-related costs; offset by

•	a decrease of $1.3 million in outside service costs associated with pipeline maintenance activities.

Operating costs increased $4.7 million for the six months ended June 30, 2018, compared with the same period last year, due primarily to the following:

•	an increase of $7.9 million in employee-related costs; offset by

•	a decrease of $2.4 million in outside service costs associated with pipeline maintenance activities.

Depreciation and amortization expense increased $1.9 million and $3.8 million for the three and six months ended June 30, 2018, respectively, compared with the same periods last year, due primarily to an increase in depreciation from our capital expenditures being placed in service and an increase in the amortization of the ad-valorem surcharge rider in Kansas.

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

Capital expenditures increased $5.0 million and $21.1 million for the three and six months ended June 30, 2018, respectively, compared with the same periods last year, due primarily to increased system integrity activities and extending service to new areas.

Selected Operating Information - The following tables set forth certain selected operating information for the periods indicated:

	Three Months Ended								Variances
	June 30,								2018 vs. 2017
(in thousands)	2018				2017				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	798	586	624	2,008	794	584	619	1,997	4	2	5	11
Commercial and industrial	74	50	35	159	73	50	35	158	1	—	—	1
Wholesale and public authority	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	6	1	12	5	6	1	12	—	—	—	—
Total customers	877	642	663	2,182	872	640	658	2,170	5	2	5	12

	Six Months Ended								Variances
	June 30,								2018 vs. 2017
(in thousands)	2018				2017				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	801	588	624	2,013	796	587	618	2,001	5	1	6	12
Commercial and industrial	74	50	35	159	74	50	35	159	—	—	—	—
Wholesale and public authority	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	6	1	12	5	6	1	12	—	—	—	—
Total customers	880	644	663	2,187	875	643	657	2,175	5	1	6	12

The following table reflects the total volumes delivered, excluding the effects of weather normalization mechanisms on sales volumes.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Volumes (MMcf)	2018	2017	2018	2017
Natural gas sales
Residential	15,605	11,704	76,590	55,891
Commercial and industrial	5,881	4,895	23,871	17,776
Wholesale and public authority	355	334	1,222	994
Total sales volumes delivered	21,841	16,933	101,683	74,661
Transportation	51,770	49,087	116,686	110,177
Total volumes delivered	73,611	66,020	218,369	184,838

Total volumes delivered increased for the three and six months ended June 30, 2018, compared with the same periods last year, due primarily to colder weather. The impact of weather on residential and commercial net margin is mitigated by weather-normalization mechanisms in all jurisdictions.

	Three Months Ended
	June 30,
	2018		2017		2018 vs. 2017	2018	2017
Heating Degree Days	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	337	191	182	191	85%	176%	95%
Kansas	486	419	345	419	41%	116%	82%
Texas	35	54	29	53	21%	65%	55%

	Six Months Ended
	June 30,
	2018		2017		2018 vs. 2017	2018	2017
Heating Degree Days	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	2,207	1,966	1,574	1,966	40%	112%	80%
Kansas	2,975	2,947	2,331	2,922	28%	101%	80%
Texas	938	1,062	658	1,062	43%	88%	62%

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

Tax Reform - The Tax Cuts and Jobs Act of 2017 will have an overall negative impact on our operating cash flow due to several dynamics. The reduction in the tax rate will result in less revenues collected from customers related to the recovery of tax expense included in our rates. Although cash collected from this revenue is ultimately used to remit our income tax expense payments, under the new law, we will lose a portion of the timing benefit when we collect and remit tax payments, thereby reducing cash that may have been retained for several years. Under the new tax law, natural gas utilities are not eligible to take bonus depreciation, but they are also not subject to the new limitations on the deduction of interest expense. The loss of bonus depreciation will result in earlier cash tax payments, as compared to the previous tax law, once accumulated NOLs are fully extinguished. Additionally, the lowering of the tax rate effectively resulted in an over-collection of tax expenses, as customers’ rates include tax expenses based on the statutory tax rate. Future cash flows will be reduced as we refund the excess ADIT collection to customers.

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

Short-term Financing - The ONE Gas Credit Agreement is a $700 million revolving unsecured credit facility. We are able to request an increase in commitments of up to an additional $500 million upon satisfaction of customary conditions, including receipt of commitments from either new lenders or increased commitments from existing lenders. The ONE Gas Credit Agreement expires in October 2022, and is available to provide liquidity for working capital, capital expenditures, acquisitions and mergers, the issuance of letters of credit and for other general corporate purposes.

The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. At June 30, 2018, our total debt-to-capital ratio was 41 percent, and we were in compliance with all covenants under the ONE Gas Credit Agreement.

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

At June 30, 2018, we had $185.0 million in the form of commercial paper with no borrowings under the ONE Gas Credit Agreement. At June 30, 2018, we had approximately $12.6 million of cash and cash equivalents and $514.2 million of remaining credit available under the ONE Gas Credit Agreement.

Long-Term Debt - The indenture governing our Senior Notes includes an event of default upon the acceleration of other indebtedness of $100 million or more. Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding Senior Notes to declare those Senior Notes immediately due and payable in full. At June 30, 2018, $300 million of 2.07 percent senior notes were reclassified as current maturities of long-term debt in our Consolidated Balance Sheets. At June 30, 2018 our long-term debt-to-capital ratio was 37 percent.

Credit Ratings - Our credit ratings as of June 30, 2018, were:

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

Pension and Other Postemployment Benefit Plans - Information about our pension and other postemployment benefits plans, including anticipated contributions, is included under Note 11 of the Notes to the Consolidated Financial Statements in our Annual Report. See Note 9 of the Notes to the Consolidated Financial Statements in this Quarterly Report for additional information.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Six Months Ended
	June 30,		Variance
	2018	2017	2018 vs. 2017
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$400.0	$279.3	$120.7
Investing activities	(175.8)	(154.3)	(21.5)
Financing activities	(226.0)	(134.6)	(91.4)
Change in cash and cash equivalents	(1.8)	(9.6)	7.8
Cash and cash equivalents at beginning of period	14.4	14.7	(0.3)
Cash and cash equivalents at end of period	$12.6	$5.1	$7.5

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

Operating cash flows were higher for the six months ended June 30, 2018, compared with the same period in 2017, due primarily to working capital changes related to under-recovered purchased-gas costs, natural gas in storage and weather normalization adjustments which were impacted by higher volumes of natural gas delivered in the first six months of 2018, compared with the same period in 2017, due to colder weather.

Investing Cash Flows - Cash used in investing activities increased for the six months ended June 30, 2018, compared with the prior period, due primarily to an increase in capital expenditures related to increased system integrity activities and extending service to new areas during the six months ended June 30, 2018.

Financing Cash Flows - Cash used in financing activities increased for the six months ended June 30, 2018, compared with the prior period, due primarily to larger repayments of notes payable, offset by no purchases of treasury stock shares in the first half of 2018.

ENVIRONMENTAL, SAFETY AND REGULATORY MATTERS

Environmental Matters - We are subject to multiple historical, wildlife preservation and environmental laws and/or regulations, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, hazardous materials transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits or the discovery of presently unknown environmental conditions may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and six months ended June 30, 2018 and 2017.

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

With regard to one of our former MGP sites, periodic monitoring and a 2016 interim site investigation indicated elevated levels of contaminants generally associated with MGP sites. In 2016, we estimated the potential costs associated with additional investigation and remediation to be in the range of $4.0 million to $7.0 million. Additional testing and work plan development continued in 2017 to determine a remediation work plan to present to the KDHE for approval, which could impact our estimates of the cost of remediation at this site. In the second quarter of 2018, we revised our estimate of the potential costs associated with additional investigation and remediation to be in the range of $5.6 million to $7.0 million. A single reliable estimate of the remediation costs was not feasible due to the amount of uncertainty in the ultimate remediation approach that will be utilized. Accordingly, we recorded an adjustment to the reserve of $1.6 million for this site in the second quarter of 2018, which also increased our regulatory asset pursuant to our AAO in Kansas.

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

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and six months ended June 30, 2018 and 2017. A number of environmental issues may exist with respect to MGP sites that are unknown to us. Accordingly, future costs are dependent on the final determination and regulatory approval of any remedial actions, the complexity of the site, level of remediation required, changing technology and governmental regulations, and to the extent not recovered by insurance or recoverable in rates from our customers, could be material to our financial condition, results of operations or cash flows.

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

In April 2016, PHMSA published a NPRM, the Safety of Gas Transmission & Gathering Lines Rule, in the Federal Register to revise pipeline safety regulations applicable to the safety of onshore natural gas transmission and gathering pipelines. Proposals include changes to pipeline integrity management requirements and other safety-related requirements. The NPRM comment period ended July 7, 2016, and comments are under review by PHMSA. As part of the comment review process, PHMSA is being advised by the Technical Pipeline Safety Standards Committee, informally known by PHMSA as the GPAC, a statutorily mandated advisory committee that advises PHMSA on proposed safety policies for natural gas pipelines.  The GPAC reviews PHMSA's proposed regulatory initiatives to assure the technical feasibility, reasonableness, cost-effectiveness and practicality of each proposal. The GPAC has met five times since January 2017 to review public comments and make recommendations to PHMSA. The GPAC completed their review of the NPRM on March 28, 2018, except for gas gathering. The next GPAC meeting, scheduled for September 2018, will focus on gas gathering. In addition to reviewing public and committee comments, PHMSA announced they will split this NPRM into three separate final rulemakings:

•
the first final rule will address the legislative mandates from the Pipeline Safety, Regulatory Certainty and Jobs Creation Act and will be called the Safety of Gas Transmission Pipelines: Maximum Allowable Operating Pressure Reconfirmation, Expansion of Assessment Requirements, and Other Related Amendments;

•
the second final rule will be called the Safety of Gas Transmission Pipelines: Repair Criteria, Integrity Management Improvements, Cathodic Protection, Management of Change, and Other Related Amendments and will cover all remaining elements of the NPRM (except for gas gathering); and

•	the third final rule will be called the Safety of Gas Gathering Pipelines and will address gas gathering.

A significant number of recommendations have been made to PHMSA to improve the NPRM. The industry trade associations filed joint comments to the “legislative mandates” rulemaking to amend the federal safety regulations applicable to gas transmission and gathering pipelines. The timing of each final rule being published is unknown, but the first and second final rules are expected to be published during 2019. The potential capital and operating expenditures associated with compliance with the proposed rules are currently being evaluated and could be significant depending on the final regulations.

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

We participate in the EPA’s Natural Gas STAR Program to voluntarily reduce methane emissions. We continue to focus on maintaining low rates of lost-and-unaccounted-for natural gas through expanded implementation of best practices to limit the release of natural gas during pipeline and facility maintenance and operations. Additionally, in March 2016, we were one of 40 founding partners to launch the EPA’s Natural Gas STAR Methane Challenge Program, whereby oil and natural gas companies agree to promote and track commitments to reduce methane emissions beyond what is federally required. Our Methane Challenge Program commitment to annually replace or rehabilitate at least two percent of our combined inventory of cast iron and noncathodically-protected steel pipe aligns with our planned system integrity expenditures for infrastructure replacements. We exceeded our goal by achieving an overall replacement rate of seven percent in 2016. Results for 2017 have not been finalized.

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the second quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.1
Amended Certificate of Incorporation of ONE Gas, Inc., dated May 24, 2018 (incorporated by reference to Exhibit 3.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on May 30, 2018 (File No. 1-36180)).

3.2	Amended and Restated By-Laws of ONE Gas, Inc., dated July 23, 2018 (incorporated by reference to Exhibit 3.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on July 27, 2018 (File No. 1-36180)).

10.1	The ONE Gas, Inc. Amended and Restated Equity Compensation Plan (2018) (filed as Appendix A to the Company’s definitive proxy statement on Schedule 14A filed on April 4, 2018 (File No. 1-36108)).

31.1	Certification of Pierce H. Norton II pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Curtis L. Dinan pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Pierce H. Norton II pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Curtis L. Dinan pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101. PRE	XBRL Presentation Linkbase Document.

101.DEF	XBRL Extension Definition Linkbase Document.

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017; (iv) Consolidated Balance Sheets at June 30, 2018 and December 31, 2017; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017; (vi) Consolidated Statement of Equity for the six months ended June 30, 2018; and (vii) Notes to the Consolidated Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 1, 2018		ONE Gas, Inc.
Registrant

	By:	/s/ Curtis L. Dinan
Curtis L. Dinan
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)