Form 10-Q
period 2018-09-30
ONE Gas, Inc.
filed 2018-10-30
CIK 1587732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X  No __

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes __ No X

On October 23, 2018, the Company had 52,526,346 shares of common stock outstanding.

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

We also make available on our website the Interactive Data Files required to be submitted and posted pursuant to Rule 405 of Regulation S-T.

GLOSSARY - The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

AAO	Accounting Authority Order
ADIT	Accumulated deferred income tax
ALJ	Administrative law judge
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2017
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bcf	Billion cubic feet
CERCLA	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
Clean Air Act	Federal Clean Air Act, as amended
Clean Water Act	Federal Water Pollution Control Amendments of 1972, as amended
Code	Internal Revenue Code of 1986, as amended
COSA	Cost-of-Service Adjustment
DOT	United States Department of Transportation
EPA	United States Environmental Protection Agency
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States of America
GPAC	Gas Pipeline Advisory Committee
GRIP	Texas Gas Reliability Infrastructure Program
GSRS	Kansas Gas System Reliability Surcharge
Heating Degree Day or HDD
A measure designed to reflect the demand for energy needed for heating based on the extent to which the daily average temperature falls below a reference temperature for which no heating is required, usually 65 degrees Fahrenheit

KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
LDC	Local distribution company
MGP	Manufactured Gas Plant
MMcf	Million cubic feet
Moody’s	Moody’s Investors Service, Inc.
NOL	Net operating loss
NPRM	Notice of Proposed Rulemaking
NYMEX	New York Mercantile Exchange
OCC	Oklahoma Corporation Commission
ONE Gas	ONE Gas, Inc.
ONE Gas Credit Agreement	ONE Gas’ $700 million amended and restated revolving credit agreement, as amended, which expires on October 5, 2023
ONEOK	ONEOK, Inc. and its subsidiaries
PBRC	Performance-Based Rate Change
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
Pipeline Safety, Regulatory Certainty and Job Creation Act	Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011, as amended
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
RRC	Railroad Commission of Texas
S&P	Standard & Poor’s Ratings Services
SAB	Staff Accounting Bulletin
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes	ONE Gas’ registered notes consisting of $300 million of 2.07 percent senior notes due 2019, $300 million of 3.61 percent senior notes due 2024 and $600 million of 4.658 percent notes due 2044
Separation and Distribution Agreement	Separation and Distribution Agreement dated January 14, 2014, between ONEOK and ONE Gas
WNA	Weather-normalization adjustments
XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2018	2017	2018	2017
	(Thousands of dollars, except per share amounts)
Revenues
Revenues from contracts with customers	$235,757	$244,402	$1,162,162	$1,054,595
Other revenues	2,523	2,740	7,103	22,644
Total revenues	238,280	247,142	1,169,265	1,077,239
Cost of natural gas	51,256	58,769	495,834	404,495
Net margin	187,024	188,373	673,431	672,744

Operating expenses
Operations and maintenance	96,443	91,058	302,103	293,030
Depreciation and amortization	40,344	38,423	118,991	113,293
General taxes	13,996	13,799	44,763	43,518
Total operating expenses	150,783	143,280	465,857	449,841
Operating income	36,241	45,093	207,574	222,903
Other expense, net	(1,929)	(3,715)	(6,287)	(11,022)
Interest expense, net	(12,365)	(11,495)	(36,720)	(34,281)
Income before income taxes	21,947	29,883	164,567	177,600
Income taxes	(5,671)	(11,086)	(37,037)	(61,724)
Net income	$16,276	$18,797	$127,530	$115,876

Earnings per share
Basic	$0.31	$0.36	$2.42	$2.21
Diluted	$0.31	$0.36	$2.41	$2.19

Average shares (thousands)
Basic	52,736	52,488	52,678	52,539
Diluted	53,112	52,926	52,969	52,984
Dividends declared per share of stock	$0.46	$0.42	$1.38	$1.26
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2018	2017	2018	2017
	(Thousands of dollars)
Net income	$16,276	$18,797	$127,530	$115,876
Other comprehensive income, net of tax
Change in pension and other postemployment benefit plan liability, net of tax of $(68), $(81), $(487) and $(242), respectively	203	128	326	386
Total other comprehensive income, net of tax	203	128	326	386
Comprehensive income	$16,479	$18,925	$127,856	$116,262
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Unaudited)	2018	2017
Assets	(Thousands of dollars)
Property, plant and equipment
Property, plant and equipment	$5,964,287	$5,713,912
Accumulated depreciation and amortization	1,768,381	1,706,327
Net property, plant and equipment	4,195,906	4,007,585
Current assets
Cash and cash equivalents	12,430	14,413
Accounts receivable, net	132,436	298,768
Materials and supplies	40,363	39,672
Natural gas in storage	126,481	130,154
Regulatory assets	49,039	88,180
Other current assets	13,762	17,807
Total current assets	374,511	588,994
Goodwill and other assets
Regulatory assets	375,059	405,189
Goodwill	157,953	157,953
Other assets	49,528	47,157
Total goodwill and other assets	582,540	610,299
Total assets	$5,152,957	$5,206,878
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS
(Continued)
	September 30,	December 31,
(Unaudited)	2018	2017
Equity and Liabilities	(Thousands of dollars)
Equity and long-term debt
Common stock, $0.01 par value: authorized 250,000,000 shares; issued 52,598,005 shares and outstanding 52,526,346 shares at September 30, 2018; issued 52,598,005 and outstanding 52,312,516 shares at December 31, 2017	$526	$526
Paid-in capital	1,725,361	1,737,551
Retained earnings	300,547	246,121
Accumulated other comprehensive income (loss)	(5,167)	(5,493)
Treasury stock, at cost: 71,659 shares at September 30, 2018 and 285,489 shares at December 31, 2017	(4,643)	(18,496)
Total equity	2,016,624	1,960,209
Long-term debt, excluding current maturities, and net of issuance costs of $7,402 and $8,033, respectively	893,880	1,193,257
Total equity and long-term debt	2,910,504	3,153,466
Current liabilities
Current maturities of long-term debt	300,008	8
Notes payable	276,000	357,215
Accounts payable	68,332	143,681
Accrued interest	7,867	18,776
Accrued taxes other than income	48,760	41,324
Accrued liabilities	23,968	30,058
Regulatory liabilities	41,665	9,438
Customer deposits	61,569	60,811
Other current liabilities	7,858	12,019
Total current liabilities	836,027	673,330
Deferred credits and other liabilities
Deferred income taxes	634,650	599,945
Regulatory liabilities	521,717	519,421
Employee benefit obligations	155,443	172,938
Other deferred credits	94,616	87,778
Total deferred credits and other liabilities	1,406,426	1,380,082
Commitments and contingencies
Total liabilities and equity	$5,152,957	$5,206,878
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended
	September 30,
(Unaudited)	2018	2017
	(Thousands of dollars)
Operating activities
Net income	$127,530	$115,876
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118,991	113,293
Deferred income taxes	36,637	61,329
Share-based compensation expense	6,195	6,930
Provision for doubtful accounts	6,758	4,508
Changes in assets and liabilities:
Accounts receivable	159,574	158,747
Materials and supplies	(691)	(4,705)
Natural gas in storage	3,673	(32,209)
Asset removal costs	(39,195)	(37,928)
Accounts payable	(63,857)	(65,983)
Accrued interest	(10,909)	(11,112)
Accrued taxes other than income	7,436	2,087
Accrued liabilities	(6,090)	(4,396)
Customer deposits	758	(1,566)
Regulatory assets and liabilities	100,268	11,448
Other assets and liabilities	(10,310)	(13,915)
Cash provided by operating activities	436,768	302,404
Investing activities
Capital expenditures	(279,346)	(249,057)
Other	—	617
Cash used in investing activities	(279,346)	(248,440)
Financing activities
Repayments of notes payable, net	(81,215)	29,000
Repurchase of common stock	—	(17,512)
Issuance of common stock	2,390	2,208
Dividends paid	(72,432)	(65,996)
Tax withholdings related to net share settlements of stock compensation	(8,148)	(9,455)
Cash used in financing activities	(159,405)	(61,755)
Change in cash and cash equivalents	(1,983)	(7,791)
Cash and cash equivalents at beginning of period	14,413	14,663
Cash and cash equivalents at end of period	$12,430	$6,872
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)	Common Stock Issued	Common Stock	Paid-in Capital
	(Shares)	(Thousands of dollars)

January 1, 2018	52,598,005	$526	$1,737,551
Net income	—	—	—
Other comprehensive income	—	—	—
Common stock issued and other	—	—	(12,862)
Common stock dividends - $1.38 per share	—	—	672
September 30, 2018	52,598,005	$526	$1,725,361
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENT OF EQUITY
(Continued)
(Unaudited)	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	(Thousands of dollars)

January 1, 2018	$246,121	$(18,496)	$(5,493)	$1,960,209
Net income	127,530	—	—	127,530
Other comprehensive income	—	—	326	326
Common stock issued and other	—	13,853	—	991
Common stock dividends - $1.38 per share	(73,104)	—	—	(72,432)
September 30, 2018	$300,547	$(4,643)	$(5,167)	$2,016,624
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. These statements also have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The 2017 year-end consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes in our Annual Report. Our significant accounting policies are described in Note 1 of our Notes to the Consolidated Financial Statements in our Annual Report. Due to the seasonal nature of our business, the results of operations for the three and nine months ended September 30, 2018, are not necessarily indicative of the results that may be expected for a 12-month period.

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

Segments - We operate in one reportable and operating business segment: regulated public utilities that deliver natural gas to residential, commercial, industrial, wholesale, public authority and transportation customers. The accounting policies for our segment are the same as those described in Note 1 of our Notes to the Consolidated Financial Statements in our Annual Report. We evaluate our financial performance principally on operating income. For the three and nine months ended September 30, 2018, and 2017, we had no single external customer from which we received 10 percent or more of our gross revenues.

Goodwill Impairment Test - We assess our goodwill for impairment at least annually as of July 1. At July 1, 2018, we assessed qualitative factors to determine whether it was more likely than not that the fair value of our reporting unit was less than its carrying amount. After assessing qualitative factors (including macroeconomic conditions, industry and market considerations, cost factors and overall financial performance), we determined that no further testing was necessary.

Recently Issued Accounting Standards Update - In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)”. Under this guidance, a company should defer implementation costs that it incurs if the company would capitalize those same costs under the internal-use software guidance for an arrangement that is a software license. This standard is effective for interim and annual periods in fiscal years beginning after December 15, 2019, and early adoption is permitted. We are currently assessing the timing and impacts of adopting this standard.

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

In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires: (1) separation of net periodic service costs for pension and other postemployment benefits into service cost and other components, (2) presentation of the service cost component in the same line as other compensation costs rendered by pertinent employees during the period, and (3) reporting of the other components of net periodic benefit costs separately from the service cost component and outside a subtotal of income from operations. Additionally, only the service cost component is eligible for capitalization for GAAP, when applicable. However, all of our cost components remain eligible for capitalization under the accounting requirements for rate regulated entities. We adopted this guidance in the first quarter of 2018. The presentation changes required for net periodic benefit costs did not impact previously reported net income; however, the reclassification of the other components of net periodic benefits costs resulted in an increase in operating income and an increase in other expenses of $2.3 million and $4.3 million for the three months ended September 30, 2018 and 2017, respectively, and an increase in operating income and other expenses of $6.5 million and $12.9 million for the nine months ended September 30, 2018 and 2017, respectively. We elected the practical expedient to use the retroactive presentation of the amounts disclosed for the various components of net benefit cost in our Employee Benefit Plans footnote as the basis for the retrospective application. In addition, we updated our information systems for the capitalization of service costs to property, plant and equipment and non-service costs to a regulatory asset on a prospective basis, as well as the appropriate accounts for non-service costs to apply retroactive reclassification.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which prescribes recognizing lease assets and liabilities on the balance sheet and includes disclosure of key information about leasing arrangements.  A modified retrospective transition approach is required for leases existing at the time of adoption. The FASB has issued multiple practical expedients that may be elected but must be elected as a package and applied consistently to all leases.  These practical expedients allow lessees and lessors to: (1) not reassess expired or existing contracts to determine whether they are subject to lease accounting guidance, (2) not reconsider lease classification at transition, and (3) not evaluate previously capitalized initial direct costs under the revised requirements. We plan to utilize this package of three expedients.  The FASB has also issued several practical expedients that may be elected separately or in conjunction with the previously mentioned practical expedients.  These practical expedients allow: (1) lessees to not separate nonlease components from lease components and instead account for each separate lease component and the nonlease components associated with that lease component as a single lease component and (2) lessees and lessors to use hindsight in determining the lease term and in assessing impairment of the entity’s right-of-use assets.  These expedients are only for leases in place at the transition date and cannot be applied to leases that are modified. We do not expect to utilize either of these expedients.

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

In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842),” as an amendment to ASU 2016-02, “Leases (Topic 842) Targeted Improvements” which provides entities with an additional transition method in which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We plan to utilize this expedient.
We are continuing to evaluate our population of leases, analyze lease agreements, and hold meetings with cross-functional teams to determine the potential impact of this accounting standard on our financial position, results of operations and the transition approach we will utilize. Our population consists primarily of office facilities and information technology leases. While we are currently evaluating the full impact of the standard on our consolidated financial statements and related disclosures, we expect to recognize additional assets and liabilities arising from current operating leases to our consolidated balance sheets upon adoption. We expect to adopt an accounting policy that exempts leases with terms of less than one year from the recognition requirements of ASC Topic 842. We do not expect a material impact to our results of operations. We will adopt this new guidance in the first quarter of 2019.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASC 606”), which clarifies and converges the revenue recognition principles under GAAP and International Financial Reporting Standards. We have evaluated all of our sources of revenue to determine the effect on our financial position, results of operations, cash flows and the related accounting policies and business processes. We adopted this new guidance in the first quarter 2018, using the modified retrospective method. Our adoption did not result in a cumulative adjustment to our opening retained earnings. Our adoption resulted in a reclassification of certain revenues associated with certain regulatory mechanisms that do not meet the requirements under ASC 606 as revenue from contracts with customers, but will continue to be reflected as other revenues in determining total revenues. The reclassified revenues relate primarily to the weather normalization mechanism in Kansas, where the KCC determines how we reflect variations in weather in our rates billed to customers. We have determined the majority of our tariffs to be contracts with customers which are settled over time, where our performance obligation is settled with our customer when natural gas is delivered and simultaneously consumed. The majority of our revenues that meet the requirements under ASC 606 are considered implied contracts, as established by our tariff rates approved by regulatory authorities. Our sources of revenue are disaggregated by natural gas sales (including sales to residential, commercial, industrial, wholesale and public authority customers), transportation revenues, and other utility revenues, which are primarily one-time service fees, that meet the requirements under ASC 606. The reclassification of certain revenues that do not meet the requirements under ASC 606 have been classified as other revenues on the Consolidated Statements of Income and in our Notes to Consolidated Financial Statements. Additionally, for our natural gas sales and transportation revenues, our customers receive the benefits of our performance when the commodity is delivered to the customer and the performance obligation is satisfied over time as the customer receives and consumes the natural gas. For our other utility revenues, the performance obligation of one-time services are satisfied at a point in time when services are rendered to the customer. In addition, we use the invoice method practical expedient, where we recognize revenue for volumes delivered for which we have a right to invoice.

Property, Plant and Equipment - Accounts payable for construction work in process and asset removal costs decreased by approximately $11.5 million for the nine months ended September 30, 2018, and increased by $2.2 million for the nine months ended September 30, 2017. Such amounts are not included in capital expenditures on our Consolidated Statements of Cash Flows.

See Note 2 of the Notes to the Consolidated Financial Statements in this Quarterly Report for additional information.

2.	REVENUE

The following table sets forth our revenues disaggregated by source for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Thousands of dollars)
Natural gas sales to customers	$208,945	$218,079	$1,065,218	$965,742
Transportation revenues	21,919	21,563	79,524	73,112
Miscellaneous revenues	4,893	4,760	17,420	15,741
Total revenues from contracts with customers	235,757	244,402	1,162,162	1,054,595
Other revenues - natural gas sales related	375	570	297	16,110
Other revenues	2,148	2,170	6,806	6,534
Total other revenues	2,523	2,740	7,103	22,644
Total revenues	$238,280	$247,142	$1,169,265	$1,077,239

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

We have elected to use the invoice method practical expedient, where we recognize revenue for volumes delivered for which we have a right to invoice for our natural gas sales, transportation revenues and other utility revenues. For regulated deliveries of natural gas, we read meters and bill customers on a monthly cycle. We recognize revenue upon the delivery of the natural gas commodity or services rendered to customers. The billing cycles for customers do not necessarily coincide with the accounting periods used for financial reporting purposes. Revenue is accrued for natural gas delivered and services rendered to customers, but not yet billed. Accrued unbilled revenue is based on a percentage estimate of amounts unbilled each month, which is dependent upon a number of factors, some of which require management's judgment. These factors include customer consumption patterns and the impact of weather on usage. The accrued unbilled natural gas sales revenue at September 30, 2018 and December 31, 2017, were $54.7 million and $138.5 million, respectively.

We collect and remit other taxes on behalf of government authorities, and we record these amounts in accrued taxes other than income in our Consolidated Balance Sheets on a net basis.

Cost of natural gas includes commodity purchases, fuel, storage, transportation and other gas purchase costs recovered through our cost of natural gas regulatory mechanisms and does not include an allocation of general operating costs or depreciation and amortization. In addition, our cost of natural gas regulatory mechanisms provide a method of recovering natural gas costs on an ongoing basis without a profit. Our revenues will fluctuate with the cost of gas that we purchase; however, any fluctuations in the cost of gas do not impact net margin.

3.	REGULATORY ASSETS AND LIABILITIES

The tables below present a summary of regulatory assets, net of amortization, and liabilities for the periods indicated:

	September 30, 2018
	Current	Noncurrent	Total
	(Thousands of dollars)
Under-recovered purchased-gas costs	$16,727	$—	$16,727
Pension and postemployment benefit costs	25,109	357,723	382,832
Reacquired debt costs	812	6,690	7,502
MGP remediation costs	—	7,724	7,724
Ad valorem tax	1,029	—	1,029
Other	5,362	2,922	8,284
Total regulatory assets, net of amortization	49,039	375,059	424,098
Federal income tax rate changes (a)	(19,447)	(521,717)	(541,164)
Over-recovered purchased-gas costs	(22,218)	—	(22,218)
Total regulatory liabilities	(41,665)	(521,717)	(563,382)
Net regulatory assets (liabilities)	$7,374	$(146,658)	$(139,284)
(a) See Note 10 for additional information regarding our federal income tax rate changes to regulatory liabilities.

	December 31, 2017
	Current	Noncurrent	Total
	(Thousands of dollars)
Under-recovered purchased-gas costs	$41,238	$—	$41,238
Pension and postemployment benefit costs	25,156	387,582	412,738
Weather normalization	17,461	—	17,461
Reacquired debt costs	812	7,298	8,110
MGP remediation costs	—	6,104	6,104
Other	3,513	4,205	7,718
Total regulatory assets, net of amortization	88,180	405,189	493,369
Federal income tax rate changes (a)	—	(519,421)	(519,421)
Over-recovered purchased-gas costs	(9,434)	—	(9,434)
Ad valorem tax	(4)	—	(4)
Total regulatory liabilities	(9,438)	(519,421)	(528,859)
Net regulatory assets (liabilities)	$78,742	$(114,232)	$(35,490)
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

In October 2018, we exercised a one-year extension on the ONE Gas Credit Agreement. The ONE Gas Credit Agreement is a $700 million revolving unsecured credit facility. We are able to request an increase in commitments of up to an additional $500 million upon satisfaction of customary conditions, including receipt of commitments from either new lenders or increased commitments from existing lenders. The ONE Gas Credit Agreement expires in October 2023, and is available to provide liquidity for working capital, capital expenditures, acquisitions and mergers, the issuance of letters of credit and for other general corporate purposes.

The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. At September 30, 2018, our total debt-to-capital ratio was 42 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement.

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

At September 30, 2018, we had $276.0 million of commercial paper with no borrowings and $423.2 million of remaining credit available under the ONE Gas Credit Agreement.

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

Dividends Declared - In October 2018, we declared a dividend of $0.46 per share ($1.84 per share on an annualized basis) for shareholders of record as of November 13, 2018, payable December 3, 2018.

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table sets forth the effect of reclassifications from accumulated other comprehensive income in our Consolidated Statements of Income for the periods indicated:

	Three Months Ended		Nine Months Ended		Affected Line Item in the
Details about Accumulated Other	September 30,		September 30,		Consolidated Statements
Comprehensive Income Components	2018	2017	2018	2017	of Income
	(Thousands of dollars)
Pension and other postemployment benefit plan obligations (a)
Amortization of net loss	$10,950	$10,648	$32,850	$31,944
Amortization of unrecognized prior service cost	(1,142)	(1,149)	(3,426)	(3,447)
	9,808	9,499	29,424	28,497
Regulatory adjustments (b)	(9,537)	(9,290)	(28,611)	(27,869)
	271	209	813	628	Income before income taxes
	(68)	(81)	(487)	(242)	Income tax expense
Total reclassifications for the period	$203	$128	$326	$386	Net income
(a) These components of accumulated other comprehensive income are included in the computation of net periodic benefit cost. See Note 9 for additional detail of our net periodic benefit cost.
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

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Three Months Ended September 30, 2018
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$16,276	52,736	$0.31
Diluted EPS Calculation
Effect of dilutive securities	—	376
Net income available for common stock and common stock equivalents	$16,276	53,112	$0.31

	Three Months Ended September 30, 2017
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$18,797	52,488	$0.36
Diluted EPS Calculation
Effect of dilutive securities	—	438
Net income available for common stock and common stock equivalents	$18,797	52,926	$0.36

	Nine Months Ended September 30, 2018
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$127,530	52,678	$2.42
Diluted EPS Calculation
Effect of dilutive securities	—	291
Net income available for common stock and common stock equivalents	$127,530	52,969	$2.41

	Nine Months Ended September 30, 2017
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$115,876	52,539	$2.21
Diluted EPS Calculation
Effect of dilutive securities	—	445
Net income available for common stock and common stock equivalents	$115,876	52,984	$2.19

9.	EMPLOYEE BENEFIT PLANS

The following tables set forth the components of net periodic benefit cost for our pension and other postemployment benefit plans for the periods indicated:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$3,230	$3,044	$9,690	$9,132
Interest cost (a)	9,200	10,113	27,600	30,339
Expected return on assets (a)	(15,145)	(14,624)	(45,435)	(43,872)
Amortization of net loss (a)	9,978	9,027	29,934	27,081
Net periodic benefit cost	$7,263	$7,560	$21,789	$22,680
(a) Since adoption of ASU 2017-07 on January 1, 2018, these amounts, net of any amounts capitalized as a regulatory asset, have been recognized as other income (expense) in the Consolidated Statements of Income. See Note 11 for additional detail of our other income (expense).

	Other Postemployment Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Thousands of dollars)
Components of net periodic benefit (credit) cost
Service cost	$589	$627	$1,767	$1,881
Interest cost (a)	2,279	2,472	6,837	7,416
Expected return on assets (a)	(3,571)	(3,147)	(10,713)	(9,441)
Amortization of unrecognized prior service cost (a)	(1,142)	(1,149)	(3,426)	(3,447)
Amortization of net loss (a)	972	1,621	2,916	4,863
Net periodic benefit (credit) cost	$(873)	$424	$(2,619)	$1,272
(a) Since adoption of ASU 2017-07 on January 1, 2018, these amounts, net of any amounts capitalized as a regulatory asset, have been recognized as other income (expense) in the Consolidated Statements of Income. See Note 11 for additional detail of our other income (expense).

We recover qualified pension benefit plan and other postemployment benefit plan costs through rates charged to our customers. Certain regulatory authorities require that the recovery of these costs be based on specific guidelines. The difference between these regulatory-based amounts and the periodic benefit cost calculated pursuant to GAAP is deferred as a regulatory asset or liability and amortized to expense over periods in which this difference will be recovered in rates, as authorized by the applicable regulatory authorities. Regulatory deferrals related to net periodic benefit cost were not material for the three and nine months ended September 30, 2018.

Since adoption of ASU 2017-07 on January 1, 2018, we continue to capitalize all eligible service cost and non-service cost components under the accounting requirements of ASC Topic 980 (Regulated Operations) for rate regulated entities. Our consolidated balance sheets reflect the capitalized non-service cost components as a regulatory asset. See Note 3 of the Notes to the Consolidated Financial Statements in this Quarterly Report for additional information.

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

Tax Reform - In December 2017, the Tax Cuts and Jobs Act of 2017 was signed into law. Substantially all of the provisions of the new law are effective for taxable years beginning after December 31, 2017. The new law includes significant changes to the Code, including amendments which significantly change the taxation of business entities and includes specific provisions related to regulated utilities. The more significant changes that impact us include reductions in the corporate federal statutory income tax rate to 21 percent from 35 percent, and several technical provisions including, among others, the elimination of full expensing for tax purposes of certain property acquired after December 31, 2017, the continuation of certain rate normalization requirements for accelerated depreciation benefits and the general allowance for the continued deductibility of interest expense. Additionally, the new law limits the utilization of NOLs arising after December 31, 2017 to 80 percent of taxable income with an indefinite carryforward.

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

Reductions in our ADIT balances to reflect the reduced corporate income tax rate of 21 percent will result in amounts previously collected from our customers for these deferred income taxes to be refunded to our customers. The Tax Cuts and Jobs Act of 2017 retains the provisions of the Code that stipulate how these excess deferred income taxes are to be refunded, as well as the timing of any such refunds, to customers for certain accelerated tax depreciation benefits. Potential refunds of these and other deferred income taxes will be determined by our regulators. At September 30, 2018, the regulatory liability associated with the remeasurement of our ADIT totaled $521.7 million.

We are working with our regulators in Oklahoma, Kansas and Texas to address the impact of the Tax Cuts and Jobs Act of 2017 on our rates. In each state, we have received accounting orders requiring us to refund the remeasurement of our ADIT and to establish a separate regulatory liability for the difference in taxes included in our rates that have been calculated based on a 35 percent federal statutory income tax rate and the new 21 percent federal statutory income tax rate effective in January 2018. The establishment of this separate regulatory liability associated with the change in tax rates collected in our rates resulted in a reduction to our revenues of $6.0 million and $27.5 million for the three and nine months ended September 30, 2018, respectively. The amount, period and timing of the return of these regulatory liabilities to our customers will be determined by the regulators in each of our jurisdictions.

11.	OTHER INCOME AND OTHER EXPENSE

The following table sets forth the components of other income and other expense for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Thousands of dollars)
Net periodic benefit cost other than service cost	$(2,336)	$(4,313)	$(6,473)	$(12,939)
Other, net	407	598	186	1,917
Total other income (expense), net	$(1,929)	$(3,715)	$(6,287)	$(11,022)

12.	COMMITMENTS AND CONTINGENCIES

Environmental Matters - We are subject to multiple historical, wildlife preservation and environmental laws and/or regulations, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, hazardous materials transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits or the discovery of presently unknown environmental conditions may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and nine months ended September 30, 2018 and 2017.

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

With regard to one of our former MGP sites, periodic monitoring and a 2016 interim site investigation indicated elevated levels of contaminants generally associated with MGP sites. In 2016, we estimated the potential costs associated with additional investigation and remediation to be in the range of $4.0 million to $7.0 million. Additional testing and work plan development continued in 2017 to determine a remediation work plan to present to the KDHE for approval. In the second quarter of 2018, we revised our estimate of the potential costs associated with additional investigation and remediation to be in the range of $5.6 million to $7.0 million. A single reliable estimate of the remediation costs was not feasible due to the amount of uncertainty in the ultimate remediation approach that will be utilized. Accordingly, we recorded in the second quarter of 2018 an adjustment to the reserve of $1.6 million bringing the total to $5.6 million for this site, which also increased our regulatory asset pursuant to our AAO in Kansas.

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

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and nine months ended September 30, 2018 and 2017. A number of environmental issues may exist with respect to MGP sites that are unknown to us. Accordingly, future costs are dependent on the final determination and regulatory approval of any remedial actions, the complexity of the site, level of remediation required, changing technology and governmental regulations, and to the extent not recovered by insurance or recoverable in rates from our customers, could be material to our financial condition, results of operations or cash flows.

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

In April 2016, PHMSA published a NPRM, the Safety of Gas Transmission & Gathering Lines Rule, in the Federal Register to revise pipeline safety regulations applicable to the safety of onshore natural gas transmission and gathering pipelines. Proposals include changes to pipeline integrity management requirements and other safety-related requirements. The NPRM comment period ended July 7, 2016, and comments are under review by PHMSA. As part of the comment review process, PHMSA is being advised by the Technical Pipeline Safety Standards Committee, informally known by PHMSA as the GPAC, a statutorily mandated advisory committee that advises PHMSA on proposed safety policies for natural gas pipelines.  The GPAC reviews PHMSA's proposed regulatory initiatives to assure the technical feasibility, reasonableness, cost-effectiveness and practicality of each proposal. The GPAC has met five times since January 2017 to review public comments and make recommendations to PHMSA. The GPAC completed their review of the NPRM on March 28, 2018, except for gas gathering. The next GPAC meeting will focus on gas gathering. In addition to reviewing public and committee comments, PHMSA announced they will split this NPRM into three separate final rulemakings:

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

Derivative Instruments -  At September 30, 2018, we held purchased natural gas call options for the heating season ending March 31, 2019, with total notional amounts of 35.0 Bcf, for which we paid premiums of $7.6 million, and had a fair value of $8.6 million. At December 31, 2017, we held purchased natural gas call options for the heating season ended March 31, 2018, with total notional amounts of 14.1 Bcf, for which we paid premiums of $5.5 million, and had a fair value of $1.1 million. The premiums paid and any cash settlements received are recorded as part of our unrecovered purchased-gas costs in current regulatory assets as these contracts are included in, and recoverable through, the purchased-gas cost adjustment mechanisms. Additionally, changes in fair value associated with these contracts are deferred as part of our unrecovered purchased-gas costs in our Consolidated Balance Sheets. Our natural gas call options are classified as Level 1 as fair value amounts are based on unadjusted quoted prices in active markets including NYMEX-settled prices. There were no transfers between levels for the three and nine months ended September 30, 2018 and 2017.

Other Financial Instruments - The approximate fair value of cash and cash equivalents, accounts receivable and accounts payable is equal to book value, due to the short-term nature of these items. Our cash and cash equivalents are comprised of bank and money market accounts, and are classified as Level 1.

Short-term notes payable and commercial paper are due upon demand and, therefore, the carrying amounts approximate fair value and are classified as Level 1. The book value of our long-term debt, including current maturities, was $1.2 billion at both September 30, 2018 and December 31, 2017. The estimated fair value of our long-term debt, including current maturities, was $1.2 billion and $1.3 billion at September 30, 2018 and December 31, 2017, respectively. The estimated fair value of our Senior Notes at September 30, 2018 and December 31, 2017, was determined using quoted market prices, and are classified as Level 2.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the Notes to the Consolidated Financial Statements in this Quarterly Report, as well as our Annual Report.  Due to the seasonal nature of our business, the results of operations for the three and nine months ended September 30, 2018, are not necessarily indicative of the results that may be expected for a 12-month period.

RECENT DEVELOPMENTS

Tax Reform - In December 2017, the Tax Cuts and Jobs Act of 2017 was signed into law. Substantially all the provisions of the new law are effective for taxable years beginning after December 31, 2017. The new law includes significant changes to the Code, including amendments which significantly change the taxation of business entities and includes specific provisions related to regulated utilities. The more significant changes that impact us include reductions in the corporate federal statutory income tax rate to 21 percent from 35 percent, and several technical provisions including, among others, the elimination of full expensing for tax purposes of certain property acquired after December 31, 2017, the continuation of certain rate normalization requirements for accelerated depreciation benefits and the general allowance for the continued deductibility of interest expense. Additionally, the new law limits the utilization of NOLs arising after December 31, 2017, to 80 percent of taxable income with an indefinite carryforward.

As a result of the enactment of the Tax Cuts and Jobs Act of 2017, we remeasured our ADIT. As a regulated entity, the change in ADIT was recorded as a regulatory liability and is subject to refund to our customers. The Tax Cuts and Jobs Act of 2017 retains the provisions of the Code that stipulate how these excess deferred income taxes are to be refunded, as well as the timing of any such refunds, to customers for certain accelerated tax depreciation benefits. Potential refunds of these and other deferred income taxes will be determined by our regulators. At September 30, 2018, the regulatory liability associated with the remeasurement of our ADIT totaled $521.7 million.

We are working with our regulators in Oklahoma, Kansas and Texas to address the impact of the Tax Cuts and Jobs Act of 2017 on our rates. In each state, we have received accounting orders requiring us to refund the remeasurement of our ADIT and to establish a separate regulatory liability for the difference in taxes included in our rates that have been calculated based on a 35 percent federal statutory income tax rate and the new 21 percent federal statutory income tax rate effective in January 2018. The establishment of this separate regulatory liability associated with the change in tax rates collected in our rates resulted in a reduction to our revenues of $6.0 million and $27.5 million for the three and nine months ended September 30, 2018, respectively. The amount, period and timing of the return of these regulatory liabilities to our customers will be determined by the regulators in each of our jurisdictions.

See additional information on the impact of the Tax Cuts and Jobs Act of 2017 below under Regulatory Activities.

Dividend - In October 2018, we declared a dividend of $0.46 per share ($1.84 per share on an annualized basis) for shareholders of record as of November 13, 2018, payable December 3, 2018.

REGULATORY ACTIVITIES

Oklahoma - On March 15, 2018, Oklahoma Natural Gas filed its second annual PBRC application following the general rate case that was approved in January 2016. This filing was based on a calendar test year of 2017. The PBRC filing identified a
$5.6 million credit to base rates primarily due to the reduction in the corporate federal statutory income tax rate. If approved as filed, this credit will be applied to customers’ bills over a 12-month period following receipt of an order. The filing also requested an energy efficiency program true-up and utility incentive adjustment of approximately $2.1 million. A hearing before the administrative law judge was held on July 27, 2018. As required, PBRC filings are made annually on or before March 15, until the next general rate case, which is currently required to be filed on or before June 30, 2021, based on a calendar test year of 2020. In September 2018, the ALJ issued his report. A hearing is scheduled before the OCC for November 28, 2018, with a final order anticipated in December 2018.

Kansas - In August 2018, Kansas Gas Service submitted an application to the KCC requesting an increase of approximately $2.4 million related to its GSRS. An order from the KCC is expected in December 2018, with new rates effective January 1, 2019.

In June 2018, Kansas Gas Service filed a request with the KCC for an increase in base rates, reflecting investments in system improvements and changes in operating costs necessary to maintain the safety and reliability of its natural gas distribution system. Kansas Gas Service’s request, if approved, represents a net base rate increase of $42.7 million. Kansas Gas Service is already recovering $2.9 million from customers through the GSRS, approved by the KCC in November 2017, resulting in a total base rate increase of $45.6 million. The filing is based on a 10.0 percent return on equity and a 62.2 percent common equity ratio. The filing represents a rate base of $1 billion, compared with $947 million included in existing base rates plus previously approved GSRS-eligible investments. Since the last general rate case in 2016, Kansas Gas Service has invested $179 million in its natural gas distribution system. Benefits of the corporate income tax cuts associated with the Tax Cuts and Jobs Act of 2017 are also reflected in Kansas Gas Service’s filing. Kansas Gas Service’s filing includes a Revenue Normalization Adjustment that is designed to ensure that Kansas Gas Service collects the amount of revenue set by the KCC from residential, general sales and small transport customers, regardless of customer usage. In accordance with Kansas law, the KCC has 240 days to consider Kansas Gas Service’s filing.

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

Rio Grande Valley Service Area - In April 2018, Texas Gas Service filed an annual COSA for the incorporated areas of the Rio Grande Valley service area. The cities approved an increase of $1.1 million, and new rates became effective in August 2018.

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

In compliance with the order, Oklahoma Natural Gas’ March 15, 2018, PBRC filing contains two deferred liabilities subject to review and potential refund. First, a regulatory liability has been established reflecting the revaluation of ADIT for the change in the federal corporate income tax rate. This liability will be returned to customers over an amortization period in compliance with tax normalization rules included in the Code, as amended. An additional $4.3 million liability, including interest, has been established for the estimated impact on customer rates of the reduced tax rate for the period between January 9, 2018, and the date new rates are expected to go into effect following receipt of an order in the PBRC filing. A hearing before the administrative law judge was held on July 27, 2018. In September 2018, the ALJ issued his report. A hearing is scheduled before the OCC for November 28, 2018, with a final order anticipated in December 2018.

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

In December 2017, Kansas Industrial Consumers (“KIC”) filed a complaint against all utilities asking the KCC to act to ensure that KIC members are not charged unreasonable rates because of the Tax Cuts and Jobs Act of 2017. In August 2018, KIC filed a motion to withdraw its complaint and the KCC closed the docket. In January 2018, the Citizens’ Utility Ratepayer Board filed a complaint stating that the change in tax rates requires the KCC to not only address the reduction in the corporate tax rate to 21 percent from 35 percent, but also excess ADIT. In March 2018, the KCC granted the Citizens’ Utility Ratepayer Board’s motion to dismiss its complaint.

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

Gulf Coast Service Area - In April 2018, Texas Gas Service filed for a one-time refund of $0.6 million for changes to the corporate income tax rate for the period between January 1, 2018, to the implementation of new rates, which became effective in August 2018.

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

Selected Financial Results - For the three months ended September 30, 2018, net income was $16.3 million, or $0.31 per diluted share, compared with $18.8 million, or $0.36 per diluted share in the same period last year. For the nine months ended September 30, 2018, net income was $127.5 million, or $2.41 per diluted share, compared with $115.9 million, or $2.19 per diluted share in the same period last year.

Our results for the three and nine months ended September 30, 2018, reflect lower income tax expense due primarily to a $2.6 million and $22.6 million decrease, respectively, associated with the reduction in the federal statutory income tax rate to 21 percent in 2018 from 35 percent in 2017 as a result of the Tax Cuts and Jobs Act of 2017. This decrease is offset partially by the change in the tax benefits on vested long-term incentive awards which vested in the first quarter of 2018 compared to the awards that vested in the first quarter of 2017. The following table sets forth certain selected financial results for our operations for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2018 vs. 2017		2018 vs. 2017
Financial Results	2018	2017	2018	2017	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars, except percentages)
Natural gas sales to customers	$209.3	$218.7	$1,065.5	$981.9	$(9.4)	(4)%	$83.6	9%
Transportation revenues	21.9	21.5	79.5	73.1	0.4	2%	6.4	9%
Cost of natural gas	51.2	58.8	495.8	404.5	(7.6)	(13)%	91.3	23%
Net margin, excluding other revenues	180.0	181.4	649.2	650.5	(1.4)	(1)%	(1.3)	—%
Other utility revenues	7.0	6.9	24.2	22.2	0.1	1%	2.0	9%
Net margin	187.0	188.3	673.4	672.7	(1.3)	(1)%	0.7	—%
Operating costs	110.5	104.8	346.8	336.5	5.7	5%	10.3	3%
Depreciation and amortization	40.3	38.4	119.0	113.3	1.9	5%	5.7	5%
Operating income	$36.2	$45.1	$207.6	$222.9	$(8.9)	(20)%	$(15.3)	(7)%
Capital expenditures	$103.5	$94.4	$279.3	$249.1	$9.1	10%	$30.2	12%

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

The following table sets forth our net margin, excluding other revenues, by type of customer, for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
Net Margin, Excluding Other	September 30,		September 30,		2018 vs. 2017		2018 vs. 2017
Revenues	2018	2017	2018	2017	Increase (Decrease)		Increase (Decrease)
Natural gas sales	(Millions of dollars, except percentages)
Residential	$131.4	$133.4	$472.6	$481.2	$(2.0)	(1)%	$(8.6)	(2)%
Commercial and industrial	25.5	25.4	92.7	91.9	0.1	—%	0.8	1%
Wholesale and public authority	1.2	1.1	4.4	4.3	0.1	9%	0.1	2%
Net margin on natural gas sales	158.1	159.9	569.7	577.4	(1.8)	(1)%	(7.7)	(1)%
Transportation revenues	21.9	21.5	79.5	73.1	0.4	2%	6.4	9%
Net margin, excluding other revenues	$180.0	$181.4	$649.2	$650.5	$(1.4)	(1)%	$(1.3)	—%

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

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2018 vs. 2017		2018 vs. 2017
Net Margin on Natural Gas Sales	2018	2017	2018	2017	Increase (Decrease)		Increase (Decrease)
Net margin on natural gas sales	(Millions of dollars, except percentages)
Fixed margin	$141.9	$142.0	$416.0	$422.7	$(0.1)	—%	$(6.7)	(2)%
Variable margin	16.2	17.9	153.7	154.7	(1.7)	(9)%	(1.0)	(1)%
Net margin on natural gas sales	$158.1	$159.9	$569.7	$577.4	$(1.8)	(1)%	$(7.7)	(1)%

Net margin decreased $1.3 million for the three months ended September 30, 2018, compared with the same period last year, due primarily to the following:

•	a decrease of $6.0 million related to the deferral of potential refund obligations associated with the Tax Cuts and Jobs Act of 2017 and related rate adjustments; offset by

•	an increase of $3.8 million from new rates in Texas and Kansas; and

•	an increase of $1.0 million in residential sales due primarily to net customer growth in Oklahoma and Texas.

Net margin increased $0.7 million for the nine months ended September 30, 2018, compared with the same period last year, due primarily to the following:

•	an increase of $12.7 million from new rates in Texas and Kansas;

•	an increase of $4.5 million due to higher sales volumes, net of weather normalization, primarily from colder weather in 2018 compared with 2017;

•	an increase of $4.4 million due primarily to higher transportation volumes;

•	an increase of $3.4 million in residential sales due primarily to net customer growth in Oklahoma and Texas;

•	an increase of $1.2 million in rider and surcharge recoveries due to higher ad-valorem surcharge in Kansas, offset by higher regulatory amortization in depreciation and amortization expense below; and

•	an increase of $0.9 million due to the benefit of the retroactive 2017 compressed natural gas federal excise tax credit enacted in February 2018; offset by

•	a decrease of $27.5 million related to the deferral of potential refund obligations associated with the Tax Cuts and Jobs Act of 2017 and related rate adjustments.

Operating costs increased $5.7 million for the three months ended September 30, 2018, compared with the same period last year, due primarily to the following:

•	an increase of $2.8 million in employee-related costs; and

•	an increase of $1.7 million in bad debt expense.

Operating costs increased $10.3 million for the nine months ended September 30, 2018, compared with the same period last year, due primarily to the following:

•	an increase of $10.7 million in employee-related costs; and

•	an increase of $2.3 million in bad debt expense; offset by

•	a decrease of $2.3 million in outside service costs as certain pipeline maintenance activities were completed with internal resources.

Depreciation and amortization expense increased $1.9 million and $5.7 million for the three and nine months ended September 30, 2018, respectively, compared with the same periods last year, due primarily to an increase in depreciation from our capital expenditures being placed in service and an increase in the amortization of the ad-valorem surcharge rider in Kansas.

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

Capital expenditures increased $9.1 million and $30.2 million for the three and nine months ended September 30, 2018, respectively, compared with the same periods last year, due primarily to increased system integrity activities and extending service to new areas.

Selected Operating Information - The following tables set forth certain selected operating information for the periods indicated:

	Three Months Ended								Variances
	September 30,								2018 vs. 2017
(in thousands)	2018				2017				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	791	578	623	1,992	788	577	618	1,983	3	1	5	9
Commercial and industrial	72	50	34	156	72	50	34	156	—	—	—	—
Wholesale and public authority	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	6	1	12	5	6	1	12	—	—	—	—
Total customers	868	634	661	2,163	865	633	656	2,154	3	1	5	9

	Nine Months Ended								Variances
	September 30,								2018 vs. 2017
(in thousands)	2018				2017				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	797	585	623	2,005	794	583	618	1,995	3	2	5	10
Commercial and industrial	74	50	35	159	73	50	35	158	1	—	—	1
Wholesale and public authority	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	6	1	12	5	6	1	12	—	—	—	—
Total customers	876	641	662	2,179	872	639	657	2,168	4	2	5	11

The following table reflects the total volumes delivered, excluding the effects of weather normalization mechanisms on sales volumes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Volumes (MMcf)	2018	2017	2018	2017
Natural gas sales
Residential	7,472	7,687	84,062	63,578
Commercial and industrial	3,896	3,919	27,767	21,695
Wholesale and public authority	256	223	1,478	1,217
Total sales volumes delivered	11,624	11,829	113,307	86,490
Transportation	45,885	46,413	162,571	156,590
Total volumes delivered	57,509	58,242	275,878	243,080

Total volumes delivered increased for the nine months ended September 30, 2018, compared with the same period last year, due primarily to colder weather. The impact of weather on residential and commercial net margin is mitigated by weather-normalization mechanisms in all jurisdictions.

	Three Months Ended
	September 30,
	2018		2017		2018 vs. 2017	2018	2017
Heating Degree Days	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	11	1	3	2	267%	1,100%	150%
Kansas	33	58	13	58	154%	57%	22%
Texas	—	1	1	1	(100)%	—%	100%

	Nine Months Ended
	September 30,
	2018		2017		2018 vs. 2017	2018	2017
Heating Degree Days	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	2,218	1,967	1,577	1,968	41%	113%	80%
Kansas	3,008	3,005	2,344	2,980	28%	100%	79%
Texas	938	1,063	659	1,063	42%	88%	62%

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

Tax Reform - The Tax Cuts and Jobs Act of 2017 will have an overall negative impact on our operating cash flow due to several dynamics. The reduction in the tax rate will result in less revenues collected from customers related to the recovery of tax expense included in our rates. Although cash collected from this revenue is ultimately used to remit our income tax expense payments, under the new law, we will lose a portion of the timing benefit when we collect and remit tax payments, thereby reducing cash that may have been retained for several years. Under the new tax law, natural gas utilities are not eligible to take bonus depreciation, but they are also not subject to the new limitations on the deduction of interest expense. The loss of bonus depreciation will result in earlier cash tax payments, as compared to the previous tax law, once accumulated NOLs are utilized. Additionally, the lowering of the tax rate effectively resulted in an over-collection of tax expenses, as customers’ rates include tax expenses based on the statutory tax rate. Future cash flows will be reduced as we refund the excess ADIT collection to customers.

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

Short-term Financing - In October 2018, we exercised a one-year extension on the ONE Gas Credit Agreement. The ONE Gas Credit Agreement is a $700 million revolving unsecured credit facility. We are able to request an increase in commitments of up to an additional $500 million upon satisfaction of customary conditions, including receipt of commitments from either new lenders or increased commitments from existing lenders. The ONE Gas Credit Agreement expires in October 2023, and is available to provide liquidity for working capital, capital expenditures, acquisitions and mergers, the issuance of letters of credit and for other general corporate purposes.

The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. At September 30, 2018, our total debt-to-capital ratio was 42 percent, and we were in compliance with all covenants under the ONE Gas Credit Agreement.

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

At September 30, 2018, we had $276.0 million in the form of commercial paper with no borrowings under the ONE Gas Credit Agreement. At September 30, 2018, we had approximately $12.4 million of cash and cash equivalents and $423.2 million of remaining credit available under the ONE Gas Credit Agreement.

Long-Term Debt - The indenture governing our Senior Notes includes an event of default upon the acceleration of other indebtedness of $100 million or more. Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding Senior Notes to declare those Senior Notes immediately due and payable in full. At September 30, 2018, $300 million of 2.07 percent senior notes were reclassified as current maturities of long-term debt in our Consolidated Balance Sheets. At September 30, 2018 our long-term debt-to-capital ratio was 37 percent.

Credit Ratings - Our credit ratings as of September 30, 2018, were:

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Nine Months Ended
	September 30,		Variance
	2018	2017	2018 vs. 2017
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$436.7	$302.4	$134.3
Investing activities	(279.3)	(248.4)	(30.9)
Financing activities	(159.4)	(61.8)	(97.6)
Change in cash and cash equivalents	(2.0)	(7.8)	5.8
Cash and cash equivalents at beginning of period	14.4	14.7	(0.3)
Cash and cash equivalents at end of period	$12.4	$6.9	$5.5

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

Operating cash flows were higher for the nine months ended September 30, 2018, compared with the same period in 2017, due primarily to working capital changes related to under-recovered purchased-gas costs, natural gas in storage and weather normalization adjustments which were impacted by higher volumes of natural gas delivered in the first nine months of 2018, compared with the same period in 2017, due to colder weather. Operating cash flows for the nine months ended September 30, 2018, include $19.4 million of revenues that have been collected that are subject to refund due to the impact of the Tax Cuts and Jobs Act of 2017 on our rates billed to customers. Potential refunds of these amounts will be determined by our regulators in our rate proceedings discussed in “Regulatory Activities - Tax Reform” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report.

Investing Cash Flows - Cash used in investing activities increased for the nine months ended September 30, 2018, compared with the prior period, due primarily to an increase in capital expenditures related to increased system integrity activities and extending service to new areas during the nine months ended September 30, 2018.

Financing Cash Flows - Cash used in financing activities increased for the nine months ended September 30, 2018, compared with the prior period, due primarily to larger repayments of notes payable, offset by no purchases of treasury stock shares during the nine months ended September 30, 2018.

ENVIRONMENTAL, SAFETY AND REGULATORY MATTERS

Environmental Matters - We are subject to multiple historical, wildlife preservation and environmental laws and/or regulations, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, hazardous materials transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits or the discovery of presently unknown environmental conditions may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and nine months ended September 30, 2018 and 2017.

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

With regard to one of our former MGP sites, periodic monitoring and a 2016 interim site investigation indicated elevated levels of contaminants generally associated with MGP sites. In 2016, we estimated the potential costs associated with additional investigation and remediation to be in the range of $4.0 million to $7.0 million. Additional testing and work plan development continued in 2017 to determine a remediation work plan to present to the KDHE for approval. In the second quarter of 2018, we revised our estimate of the potential costs associated with additional investigation and remediation to be in the range of $5.6 million to $7.0 million. A single reliable estimate of the remediation costs was not feasible due to the amount of uncertainty in the ultimate remediation approach that will be utilized. Accordingly, we recorded in the second quarter of 2018 an adjustment to the reserve of $1.6 million bringing the total to $5.6 million for this site, which also increased our regulatory asset pursuant to our AAO in Kansas.

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

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and nine months ended September 30, 2018 and 2017. A number of environmental issues may exist with respect to MGP sites that are unknown to us. Accordingly, future costs are dependent on the final determination and regulatory approval of any remedial actions, the complexity of the site, level of remediation required, changing technology and governmental regulations, and to the extent not recovered by insurance or recoverable in rates from our customers, could be material to our financial condition, results of operations or cash flows.

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

In April 2016, PHMSA published a NPRM, the Safety of Gas Transmission & Gathering Lines Rule, in the Federal Register to revise pipeline safety regulations applicable to the safety of onshore natural gas transmission and gathering pipelines. Proposals include changes to pipeline integrity management requirements and other safety-related requirements. The NPRM comment period ended July 7, 2016, and comments are under review by PHMSA. As part of the comment review process, PHMSA is being advised by the Technical Pipeline Safety Standards Committee, informally known by PHMSA as the GPAC, a statutorily mandated advisory committee that advises PHMSA on proposed safety policies for natural gas pipelines.  The GPAC reviews PHMSA's proposed regulatory initiatives to assure the technical feasibility, reasonableness, cost-effectiveness and practicality of each proposal. The GPAC has met five times since January 2017 to review public comments and make recommendations to PHMSA. The GPAC completed their review of the NPRM on March 28, 2018, except for gas gathering. The next GPAC meeting will focus on gas gathering. In addition to reviewing public and committee comments, PHMSA announced they will split this NPRM into three separate final rulemakings:

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

We participate in the EPA’s Natural Gas STAR Program to voluntarily reduce methane emissions. We continue to focus on maintaining low rates of lost-and-unaccounted-for natural gas through expanded implementation of best practices to limit the release of natural gas during pipeline and facility maintenance and operations. Additionally, in March 2016, we were one of 40 founding partners to launch the EPA’s Natural Gas STAR Methane Challenge Program, whereby oil and natural gas companies agree to promote and track commitments to reduce methane emissions beyond what is federally required. Our Methane Challenge Program commitment to annually replace or rehabilitate at least two percent of our combined inventory of cast iron and noncathodically-protected steel pipe aligns with our planned system integrity expenditures for infrastructure replacements. We exceeded our goal by achieving an overall replacement rate between six and seven percent in both 2017 and 2016.

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the third quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Extension Agreement, dated as of October 5, 2018, among ONE Gas, Inc., Bank of America, N.A., as administrative agent, swing line lender, a letter of credit issuer and a lender, and the other lenders and letter of credit issuers parties thereto (incorporated by reference to Exhibit 10.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on October 5, 2018 (File No. 1-36180)).

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

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017; (iv) Consolidated Balance Sheets at September 30, 2018 and December 31, 2017; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017; (vi) Consolidated Statement of Equity for the nine months ended September 30, 2018; and (vii) Notes to the Consolidated Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 30, 2018		ONE Gas, Inc.
Registrant

	By:	/s/ Curtis L. Dinan
Curtis L. Dinan
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)