Form 10-Q/A
period 2018-09-30
ONE Gas, Inc.
filed 2018-10-31
CIK 1587732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

We filed our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, on October 30, 2018. When filed, Exhibits 32.1 and 32.2 to our Quarterly Report on Form 10-Q reflected a clerical error identifying an incorrect periodic report in paragraph 1 of the certifications. The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, is to re-file Exhibits 32.1 and 32.2 to reference the proper periodic report in paragraph 1 of the certifications.

The following exhibits are being currently dated and filed with this Amendment No. 1:

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

Except for the matter described above, this Amendment No. 1 does not otherwise modify or update disclosure in, or exhibits to, our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018. Further, this Amendment No. 1 does not change any previously reported financial results, nor does it reflect events occurring subsequent to the date of the original filing of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018.

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

Date: October 31, 2018		ONE Gas, Inc.
Registrant

	By:	/s/ Curtis L. Dinan
Curtis L. Dinan
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)