Form 10-Q
period 2019-03-31
ONE Gas, Inc.
filed 2019-04-30
CIK 1587732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019.
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
Yes __ No X

On April 22, 2019, the Company had 52,686,634 shares of common stock outstanding.

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

GLOSSARY - The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

AAO	Accounting Authority Order
ADIT	Accumulated deferred income tax
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2018
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bcf	Billion cubic feet
CERCLA	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
Clean Air Act	Federal Clean Air Act, as amended
Clean Water Act	Federal Water Pollution Control Amendments of 1972, as amended
Code	Internal Revenue Code of 1986, as amended
COSA	Cost-of-service Adjustment
DOT	United States Department of Transportation
EPA	United States Environmental Protection Agency
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States of America
GPAC	Gas Pipeline Advisory Committee
GRIP	Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
Heating Degree Day or HDD
A measure designed to reflect the demand for energy needed for heating based on the extent to which the daily average temperature falls below a reference temperature for which no heating is required, usually 65 degrees Fahrenheit

IRS	U.S. Internal Revenue Service
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
LDC	Local distribution company
Mcf	Thousand cubic feet
MGP	Manufactured gas plant
MMcf	Million cubic feet
Moody’s	Moody’s Investors Service, Inc.
Net margin	Non-GAAP measure defined as total revenues less cost of natural gas
NOL	Net operating loss
NPRM	Notice of Proposed Rulemaking
NYMEX	New York Mercantile Exchange
OCC	Oklahoma Corporation Commission
ONE Gas	ONE Gas, Inc.
ONE Gas Credit Agreement	ONE Gas’ $700 million amended and restated revolving credit agreement which expires on October 5, 2023
ONEOK	ONEOK, Inc. and its subsidiaries
PBRC	Performance-Based Rate Change
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
Pipeline Safety, Regulatory Certainty and Job Creation Act	Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011, as amended
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
ROE	Return on equity, calculated consistent with utility ratemaking principles in each jurisdiction in which we operate
RRC	Railroad Commission of Texas
S&P	Standard & Poor’s Ratings Services
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes	ONE Gas’ registered notes consisting of $300 million of 3.61 percent senior notes due 2024, $600 million of 4.658 percent senior notes due 2044 and $400 million of 4.50 percent notes due 2048
Separation and Distribution Agreement	Separation and Distribution Agreement dated January 14, 2014, between ONEOK and ONE Gas
XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended
	March 31,
(Unaudited)	2019	2018
	(Thousands of dollars, except per share amounts)

Total revenues	$661,000	$638,464

Cost of natural gas	365,076	350,419

Operating expenses
Operations and maintenance	108,275	102,665
Depreciation and amortization	43,846	38,890
General taxes	16,184	16,200
Total operating expenses	168,305	157,755
Operating income	127,619	130,290
Other income (expense), net	429	(2,164)
Interest expense, net	(15,786)	(12,352)
Income before income taxes	112,262	115,774
Income taxes	(18,602)	(24,939)
Net income	$93,660	$90,835

Earnings per share
Basic	$1.77	$1.73
Diluted	$1.76	$1.72

Average shares (thousands)
Basic	52,825	52,604
Diluted	53,206	52,897
Dividends declared per share of stock	$0.50	$0.46
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(Unaudited)	2019	2018
	(Thousands of dollars)
Net income	$93,660	$90,835
Other comprehensive income (loss), net of tax
Change in pension and other postemployment benefit plan liability, net of tax of $(53) and $(351), respectively	160	(80)
Total other comprehensive income (loss), net of tax	160	(80)
Comprehensive income	$93,820	$90,755
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Unaudited)	2019	2018
Assets	(Thousands of dollars)
Property, plant and equipment
Property, plant and equipment	$6,148,394	$6,073,143
Accumulated depreciation and amortization	1,816,480	1,789,431
Net property, plant and equipment	4,331,914	4,283,712
Current assets
Cash and cash equivalents	19,628	21,323
Accounts receivable, net	338,082	295,421
Materials and supplies	46,895	44,333
Natural gas in storage	51,475	107,295
Regulatory assets	38,760	54,420
Other current assets	21,430	20,495
Total current assets	516,270	543,287
Goodwill and other assets
Regulatory assets	429,518	437,479
Goodwill	157,953	157,953
Other assets	88,637	46,211
Total goodwill and other assets	676,108	641,643
Total assets	$5,524,292	$5,468,642
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS
(Continued)
	March 31,	December 31,
(Unaudited)	2019	2018
Equity and Liabilities	(Thousands of dollars)
Equity and long-term debt
Common stock, $0.01 par value: authorized 250,000,000 shares; issued and outstanding 52,686,634 shares at March 31, 2019; issued 52,598,005 and outstanding 52,564,902 shares at December 31, 2018	$527	$526
Paid-in capital	1,720,220	1,727,492
Retained earnings	389,177	320,869
Accumulated other comprehensive loss	(5,144)	(4,086)
Treasury stock, at cost: 33,103 shares at December 31, 2018	—	(2,145)
Total equity	2,104,780	2,042,656
Long-term debt, excluding current maturities, and net of issuance costs of $11,368 and $11,457, respectively	1,285,587	1,285,483
Total equity and long-term debt	3,390,367	3,328,139
Current liabilities
Notes payable	295,500	299,500
Accounts payable	119,629	174,510
Accrued taxes other than income	51,903	47,640
Regulatory liabilities	54,791	48,394
Customer deposits	62,401	61,183
Other current liabilities	73,967	67,664
Total current liabilities	658,191	698,891
Deferred credits and other liabilities
Deferred income taxes	666,438	652,426
Regulatory liabilities	511,743	520,866
Employee benefit obligations	173,296	178,720
Other deferred credits	124,257	89,600
Total deferred credits and other liabilities	1,475,734	1,441,612
Commitments and contingencies
Total liabilities and equity	$5,524,292	$5,468,642
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended
	March 31,
(Unaudited)	2019	2018
	(Thousands of dollars)
Operating activities
Net income	$93,660	$90,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,846	38,890
Deferred income taxes	4,828	24,077
Share-based compensation expense	1,954	1,945
Provision for doubtful accounts	2,263	2,722
Changes in assets and liabilities:
Accounts receivable	(44,924)	(7,447)
Materials and supplies	(2,562)	4,610
Natural gas in storage	55,820	79,598
Asset removal costs	(11,169)	(7,436)
Accounts payable	(53,172)	(56,409)
Accrued taxes other than income	4,263	6,147
Customer deposits	1,218	1,050
Regulatory assets and liabilities	29,090	83,724
Other assets and liabilities	(2,824)	(39,022)
Cash provided by operating activities	122,291	223,284
Investing activities
Capital expenditures	(83,303)	(86,599)
Other	(3,040)	—
Cash used in investing activities	(86,343)	(86,599)
Financing activities
Repayments of notes payable, net	(4,000)	(74,608)
Dividends paid	(26,343)	(24,137)
Tax withholdings related to net share settlements of stock compensation	(7,300)	(7,817)
Cash used in financing activities	(37,643)	(106,562)
Change in cash and cash equivalents	(1,695)	30,123
Cash and cash equivalents at beginning of period	21,323	14,413
Cash and cash equivalents at end of period	$19,628	$44,536
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)	Common Stock Issued	Common Stock	Paid-in Capital
	(Shares)	(Thousands of dollars)

January 1, 2019	52,598,005	$526	$1,727,492
Net income	—	—	—
Other comprehensive income	—	—	—
Reclassification of stranded tax effects	—	—	—
Common stock issued and other	88,629	1	(7,499)
Common stock dividends - $0.50 per share	—	—	227
March 31, 2019	52,686,634	$527	$1,720,220

January 1, 2018	52,598,005	$526	$1,737,551
Net income	—	—	—
Other comprehensive income	—	—	—
Common stock issued and other	—	—	(16,074)
Common stock dividends - $0.46 per share	—	—	224
March 31, 2018	52,598,005	$526	$1,721,701
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(Continued)
(Unaudited)	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
	(Thousands of dollars)

January 1, 2019	$320,869	$(2,145)	$(4,086)	$2,042,656
Net income	93,660	—	—	93,660
Other comprehensive income	—	—	160	160
Reclassification of stranded tax effects	1,218	—	(1,218)	—
Common stock issued and other	—	2,145	—	(5,353)
Common stock dividends - $0.50 per share	(26,570)	—	—	(26,343)
March 31, 2019	$389,177	$—	$(5,144)	$2,104,780

January 1, 2018	$246,121	$(18,496)	$(5,493)	$1,960,209
Net income	90,835	—	—	90,835
Other comprehensive income	—	—	(80)	(80)
Common stock issued and other	—	10,195	—	(5,879)
Common stock dividends - $0.46 per share	(24,361)	—	—	(24,137)
March 31, 2018	$312,595	$(8,301)	$(5,573)	$2,020,948
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. These statements also have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The 2018 year-end consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes in our Annual Report. Our significant accounting policies are described in Note 1 of our Notes to the Consolidated Financial Statements in our Annual Report. Due to the seasonal nature of our business, the results of operations for the three months ended March 31, 2019, are not necessarily indicative of the results that may be expected for a 12-month period.

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

Segments - We operate in one reportable and operating business segment: regulated public utilities that deliver natural gas to residential, commercial, industrial and transportation customers. The accounting policies for our segment are the same as those described in Note 1 of our Notes to the Consolidated Financial Statements in our Annual Report. We evaluate our financial performance principally on operating income. For the three months ended March 31, 2019, and 2018, we had no single external customer from which we received 10 percent or more of our gross revenues.

Reclassification of Prior Year Presentation - Certain prior year amounts have been reclassified for consistency with the current year presentation. Adjustments have been made to the consolidated balance sheets and consolidated statements of cash flows for the year ended December 31, 2018, to include accrued interest and accrued liabilities in other current liabilities. These reclassifications had no effect on the reported results of operations in the consolidated statements of income or previously reported cash flows from operating activities in the consolidated statements of cash flows.

Recently Issued Accounting Standards Update - In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)”. Under this guidance, a company should defer implementation costs that it incurs if the company would capitalize those same costs under the internal-use software guidance for an arrangement that is a software license. This standard is effective for interim and annual periods in fiscal years beginning after December 15, 2019, and early adoption is permitted. We will adopt this standard January 1, 2020, and are currently assessing the potential impacts to our consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. We adopted this new guidance in the first quarter 2019 and our adoption did not result in a material impact to our consolidated financial statements. This change is reflected in our consolidated statements of equity.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” as amended, “Topic 842” which prescribes recognizing lease assets and liabilities on the balance sheet and includes disclosure of key information about leasing arrangements. We adopted this new guidance effective January 1, 2019, and applied the modified retrospective approach to all existing leases. Upon adoption we recognized lease liabilities of approximately $32 million, with corresponding right-of-use assets of the same amount based on the present value of the remaining minimum rental payments for existing operating leases. Our adoption did not result in a material impact to our results of operations or cash flows. We utilized the practical expedients that allow us to: (1) not reassess expired or existing contracts to determine whether they are subject to lease accounting guidance, (2) not reconsider lease classification at transition, and (3) not evaluate previously capitalized initial direct costs under the revised requirements. We also utilized the practical expedients that allow us to: (1) not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current lease guidance in ASC Topic 840 (“Topic 840”) and (2) use an additional transition method in which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We adopted an accounting policy that exempts leases with terms of less than one year from the recognition requirements of Topic 842, and disclose such leases in our interim and annual disclosures upon adoption. Our adoption did not result in a cumulative adjustment to our opening retained earnings. See Note 6 for additional information regarding our leases.

Property, Plant and Equipment - Accounts payable for construction work in process and asset removal costs decreased by approximately $1.7 million and $9.7 million for the three months ended March 31, 2019 and 2018, respectively. Such amounts are not included in capital expenditures in our consolidated statements of cash flows.

2.REVENUE

We recognize revenue from contracts with customers to depict the transfers of goods and services to customers at an amount that we expect to be entitled to receive in exchange for these goods and services. Our sources of revenue are disaggregated by natural gas sales, transportation revenues, and miscellaneous revenues, which are primarily one-time service fees, that meet the requirements of FASB’s ASU 2014-09, “Revenue from Contracts with Customers” (“ASC 606”). Certain revenues that do not meet the requirements of ASC 606 are classified as other revenues in our Notes to Consolidated Financial Statements in this Quarterly Report.

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

For regulated deliveries of natural gas, we read meters and bill customers on a monthly cycle. We recognize revenues upon the delivery of natural gas commodity or services rendered to customers. The billing cycles for customers do not necessarily coincide with the accounting periods used for financial reporting purposes. We accrue unbilled revenues for natural gas that has been delivered but not yet billed at the end of an accounting period. We use the invoice method practical expedient, where we recognize revenue for volumes delivered for which we have a right to invoice. As a result, we estimate unbilled revenues at the end of each accounting period consistent with past practice. Accrued unbilled revenue is based on a percentage estimate of amounts unbilled each month, which is dependent upon a number of factors, some of which require management’s judgment. These factors include customer consumption patterns and the impact of weather on usage. The accrued unbilled natural gas sales revenue at March 31, 2019 and December 31, 2018, were $88.7 million and $127.6 million, respectively, and are included in accounts receivable in our consolidated balance sheets.

Our miscellaneous revenues from contracts with customers represent implied contracts established by our tariff rates approved by the regulatory authorities and includes miscellaneous utility services with the performance obligation satisfied at a point in time when services are rendered to the customer.

Total other revenues consist of revenues associated with regulatory mechanisms that do not meet the requirements of ASC 606 as revenue from contracts with customers, but authorize us to accrue revenues earned based on tariffs approved by the regulatory authorities. Other revenues - natural gas sales related primarily reflect our weather normalization mechanism in Kansas. This mechanism adjusts our revenues earned for the variance between actual and normal HDDs. This mechanism can have either positive (warmer than normal) or negative (colder than normal) effects on revenues.

We collect and remit other taxes on behalf of governmental authorities, and we record these amounts in accrued taxes other than income in our consolidated balance sheets on a net basis.

The following table sets forth our revenues disaggregated by source for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018
	(Thousands of dollars)
Natural gas sales to customers	$621,492	$594,926
Transportation revenues	35,028	33,543
Miscellaneous revenues	5,428	6,768
Total revenues from contracts with customers	661,948	635,237
Other revenues - natural gas sales related	(2,944)	1,030
Other revenues	1,996	2,197
Total other revenues	(948)	3,227
Total revenues	$661,000	$638,464

3.	REGULATORY ASSETS AND LIABILITIES

The tables below present a summary of regulatory assets, net of amortization, and liabilities for the periods indicated:

	March 31, 2019
	Current	Noncurrent	Total
	(Thousands of dollars)
Pension and postemployment benefit costs	$22,967	$414,253	$437,220
Reacquired debt costs	812	6,285	7,097
MGP remediation costs	98	7,611	7,709
Other	14,883	1,369	16,252
Total regulatory assets, net of amortization	38,760	429,518	468,278
Federal corporate income tax rate changes (a)	(32,312)	(511,743)	(544,055)
Over-recovered purchased-gas costs	(14,197)	—	(14,197)
Weather normalization	(8,282)	—	(8,282)
Total regulatory liabilities	(54,791)	(511,743)	(566,534)
Net regulatory liabilities	$(16,031)	$(82,225)	$(98,256)
(a) See Note 11 for additional information regarding our federal corporate income tax rate changes to regulatory liabilities.

	December 31, 2018
	Current	Noncurrent	Total
	(Thousands of dollars)
Under-recovered purchased-gas costs	$25,083	$—	$25,083
Pension and postemployment benefit costs	23,384	421,726	445,110
Reacquired debt costs	812	6,487	7,299
MGP remediation costs	—	7,724	7,724
Other (a)	5,141	1,542	6,683
Total regulatory assets, net of amortization	54,420	437,479	491,899
Federal corporate income tax rate changes (b)	(30,934)	(520,866)	(551,800)
Over-recovered purchased-gas costs	(13,668)	—	(13,668)
Weather normalization	(3,792)	—	(3,792)
Total regulatory liabilities	(48,394)	(520,866)	(569,260)
Net regulatory assets (liabilities)	$6,026	$(83,387)	$(77,361)
(a) Includes reclassification of ad-valorem tax for consistency with the current year presentation.
(b) See Note 11 for additional information regarding our federal corporate income tax rate changes to regulatory liabilities.

Regulatory assets in our consolidated balance sheets, as authorized by various regulatory authorities, are probable of recovery. Base rates and certain riders are designed to provide a recovery of costs during the period such rates are in effect, but do not generally provide for a return on investment for amounts we have deferred as regulatory assets. All of our regulatory assets are subject to review by the respective regulatory authorities during future regulatory proceedings. We are not aware of any evidence that these costs will not be recoverable through either riders or base rates, and we believe that we will be able to recover such costs, consistent with our historical recoveries.

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

The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. At March 31, 2019, our total debt-to-capital ratio was 43 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement.

At March 31, 2019, we had $1.2 million in letters of credit issued and no borrowings under the ONE Gas Credit Agreement, resulting in $698.8 million of remaining credit available under the ONE Gas Credit Agreement.

We have a commercial paper program under which we may issue unsecured commercial paper up to a maximum amount of $700 million to fund short-term borrowing needs. The maturities of the commercial paper notes may vary but may not exceed 270 days from the date of issue. The commercial paper notes are generally sold at par less a discount representing an interest factor. At March 31, 2019, we had $295.5 million of commercial paper outstanding. The ONE Gas Credit Agreement is available to repay the commercial paper notes, if necessary.

5.	LONG-TERM DEBT

In November 2018, ONE Gas issued $400 million of 4.50 percent senior notes due 2048. The proceeds from the issuance were used to retire the $300 million of 2.07 percent senior notes due 2019, to reduce the amount of outstanding commercial paper and for general corporate purposes.

Our long-term debt includes $300 million of 3.61 percent senior notes due in 2024, $600 million of 4.658 percent senior notes due 2044, and $400 million of 4.50 percent senior notes due 2048. The indenture governing our Senior Notes includes an event of default upon the acceleration of other indebtedness of $100 million or more. Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding Senior Notes to declare those Senior Notes immediately due and payable in full.

6.	LEASES

A lease is a contract that conveys the right to control the use and obtain substantially all the economic benefits from the use of an identified asset for a period of time in exchange for consideration. We determine if an arrangement is a lease at inception and, if so, whether the arrangement is an operating lease or a finance lease. We identify a lease as a finance lease if the agreement includes any of the following criteria: transfer of ownership by the end of the lease term; an option to purchase the underlying asset that the lessee is reasonably certain to exercise; a lease term that represents 75 percent or more of the remaining economic life of the underlying asset; a present value of lease payments and any residual value guaranteed by the lessee that equals or exceeds 90 percent of the fair value of the underlying asset; or an underlying asset that is so specialized in nature that there is no expected alternative use to the lessor at the end of the lease term. A lease that does not meet any of these criteria is considered an operating lease.
Lease right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the commencement date of a lease based on the present value of lease payments over the lease term. Our lease terms may include options to extend or terminate the lease. We include these extension or termination options in the determination of the lease term when it is reasonably certain that we will exercise that option. We have lease agreements with lease and non-lease components, which are accounted for separately. Additionally, for certain office equipment leases, we apply a portfolio approach to effectively account for the operating lease right-of-use assets and liabilities. We do not recognize leases having a term of less than one year in our consolidated balance sheets.
For purposes of determining the present value of the lease payments, we use a lease’s implicit interest rate when readily determinable. As most of our leases do not provide an implicit interest rate, we use a discount rate commensurate with borrowing rates for defined terms that are reviewed annually on December 31st. Lease cost for operating leases is recognized on a straight-line basis over the lease term.
We have operating leases for office facilities, gas storage facilities, information technology equipment and right-of-way contracts. Our leases have remaining lease terms of 1 year to 15 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within specified time frames. We have not entered into any finance leases.
Our right-of-use asset is $38.5 million as of March 31, 2019, and is reported within other assets in our consolidated balance sheets. Current operating lease liabilities are reported within our other current liabilities and other liabilities in our consolidated balance sheets. Total operating lease cost including immaterial amounts attributable to short-term operating leases was $2.0 million for the three months ended March 31, 2019.

Three Months Ended
March 31,
Other information related to operating leases	2019
(Millions of dollars)

Weighted-average remaining lease term	7 years

Weighted-average discount rate	3.66%

Supplemental cash flows information
Lease payments	$(2.2)
Right-of-use assets obtained in exchange for lease obligations	$8.7

March 31,
Future minimum lease payments under non-cancellable operating leases	2019
(Millions of dollars)
2019 (excluding the three months ended March 31, 2019)	$5.7
2020	7.4
2021	7.0
2022	6.7
2023	5.7
Thereafter	11.6
Total future minimum lease payments	$44.1
Imputed interest	(5.6)
Total operating lease liability	$38.5

Consolidated balance sheets as of March 31, 2019
Current operating lease liability	$6.2
Long-term operating lease liability	32.3
Total operating lease liability	$38.5

The following table sets forth the required disclosures under Topic 842 for the comparative period under Topic 840, as reported in Note 15 of our Notes to the Consolidated Financial Statements in our Annual Report:

December 31,
Future minimum lease payments under non-cancellable operating leases	2018
(Millions of dollars)
2019	$6.3
2020	5.1
2021	4.5
2022	4.3
2023	4.2
Thereafter	3.8
Total future minimum lease payments	$28.2

7.	EQUITY

Dividends Declared - In April 2019, we declared a dividend of $0.50 per share ($2.00 per share on an annualized basis) for shareholders of record as of May 15, 2019, payable May 31, 2019.

8.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the effect of reclassifications from accumulated other comprehensive loss in our consolidated statements of income for the periods indicated:

	Three Months Ended		Affected Line Item in the
Details About Accumulated Other	March 31,		Consolidated Statements
Comprehensive Loss Components	2019	2018	of Income
	(Thousands of dollars)
Pension and other postemployment benefit plan obligations (a)
Amortization of net loss	$8,821	$10,950
Amortization of unrecognized prior service credit	(168)	(1,142)
	8,653	9,808
Reclassification of stranded tax effects (b)	(1,218)	—
Regulatory adjustments (c)	(7,222)	(9,537)
	213	271	Income before income taxes
	(53)	(351)	Income tax expense
Total reclassifications for the period	$160	$(80)	Net income
(a) These components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note 10 for additional detail of our net periodic benefit cost.
(b) Reflects the impact of the adoption of ASU 2018-02 in fiscal year 2019 related to stranded tax effects in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act of 2017. See Note 1 of the Notes to Consolidated Financial Statements for additional information regarding our adoption of this standard.
(c) Regulatory adjustments represent pension and other postemployment benefit costs expected to be recovered through rates and are deferred as part of our regulatory assets. See Note 3 for additional disclosures of regulatory assets and liabilities.

9.	EARNINGS PER SHARE

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

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Three Months Ended March 31, 2019
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$93,660	52,825	$1.77
Diluted EPS Calculation
Effect of dilutive securities	—	381
Net income available for common stock and common stock equivalents	$93,660	53,206	$1.76

	Three Months Ended March 31, 2018
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$90,835	52,604	$1.73
Diluted EPS Calculation
Effect of dilutive securities	—	293
Net income available for common stock and common stock equivalents	$90,835	52,897	$1.72

10.	EMPLOYEE BENEFIT PLANS

The following tables set forth the components of net periodic benefit cost for our pension and other postemployment benefit plans for the periods indicated:

	Pension Benefits
	Three Months Ended
	March 31,
	2019	2018
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$3,008	$3,230
Interest cost (a)	10,168	9,200
Expected return on assets (a)	(15,485)	(15,145)
Amortization of net loss (a)	8,260	9,978
Net periodic benefit cost	$5,951	$7,263
(a) These amounts, net of any amounts capitalized as a regulatory asset since adoption of ASU 2017-07 on January 1, 2018, have been recognized as other income (expense), net in the consolidated statements of income. See Note 12 for additional detail of our other income (expense).

	Other Postemployment Benefits
	Three Months Ended
	March 31,
	2019	2018
	(Thousands of dollars)
Components of net periodic benefit cost (credit)
Service cost	$434	$589
Interest cost (a)	2,329	2,279
Expected return on assets (a)	(3,147)	(3,571)
Amortization of unrecognized prior service credit (a)	(168)	(1,142)
Amortization of net loss (a)	561	972
Net periodic benefit cost (credit)	$9	$(873)
(a) These amounts, net of any amounts capitalized as a regulatory asset since adoption of ASU 2017-07 on January 1, 2018, have been recognized as other income (expense), net in the consolidated statements of income. See Note 12 for additional detail of our other income (expense).

We recover qualified pension benefit plan and other postemployment benefit plan costs through rates charged to our customers. Certain regulatory authorities require that the recovery of these costs be based on specific guidelines. The difference between these regulatory-based amounts and the periodic benefit cost calculated pursuant to GAAP is deferred as a regulatory asset or liability and amortized to expense over periods in which this difference will be recovered in rates, as authorized by the applicable regulatory authorities. Regulatory deferrals related to net periodic benefit cost were not material for the three months ended March 31, 2019.

Since adoption of ASU 2017-07 on January 1, 2018, we continue to capitalize all eligible service cost and non-service cost components under the accounting requirements of ASC Topic 980 (Regulated Operations) for rate-regulated entities. Our consolidated balance sheets reflect the capitalized non-service cost components as a regulatory asset. We have recognized a regulatory asset of $2.2 million and $1.5 million as of March 31, 2019 and December 31, 2018, respectively. See Note 3 of the Notes to the Consolidated Financial Statements in this Quarterly Report for additional information.

11.	INCOME TAXES

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

As a result of the enactment of the Tax Cuts and Jobs Act of 2017, we remeasured our ADIT. As a regulated entity, the change in ADIT was recorded as a regulatory liability and is subject to refund to our customers. The Tax Cuts and Jobs Act of 2017 retains the tax normalization provisions of the Code that stipulate how these excess deferred income taxes for certain accelerated tax depreciation benefits are to be refunded to customers. Our customers will receive refunds as determined by our regulators beginning in 2019. In each state, we received accounting orders requiring us to refund the reduction in ADIT due to the remeasurement and to establish a separate regulatory liability for the difference in taxes included in our rates that have been calculated based on a 35 percent federal corporate income tax rate and the new 21 percent federal corporate income tax rate effective in January 2018.

We have completed or made a reasonable estimate for the measurement and accounting of the effects of the Tax Cuts and Jobs Act of 2017, which were reflected in our December 31, 2018, consolidated financial statements. While we still expect additional guidance from the U.S. Department of the Treasury and the IRS, we have finalized our calculations using available guidance. Any additional issued guidance or future actions of our regulators could potentially affect the final determination of the accounting effects arising from the implementation of the Tax Cuts and Jobs Act of 2017.

In January 2019, the OCC issued an order in response to Oklahoma Natural Gas’ March 2018 PBRC filing requiring Oklahoma Natural Gas to credit customers for the reduction in ADIT based upon an amortization period in compliance with the tax normalization rules for the portions of excess ADIT stipulated by the Code and ten years for all other components of excess ADIT. In February 2019, the KCC issued an order adjusting Kansas Gas Service’s base rates, which included an amortization credit associated with the refund of ADIT based on an amortization period in compliance with the tax normalization rules for the portion of excess ADIT stipulated by the Code and five years for all other components of excess ADIT. In Texas, we continue to work with our regulators to address the reduction in ADIT due to the remeasurement. As a result of the orders in Oklahoma and Kansas, the estimated excess ADIT is being returned to customers beginning in 2019. During the first quarter of fiscal 2019, we credited income tax expense $6.8 million for the amortization of the regulatory liability associated with excess ADIT that was returned to customers. The treatment of our excess ADIT in Texas and the degree to which it impacts us will be determined as we work with our regulators.

In 2018, we accrued a separate regulatory liability associated with the change in the federal corporate income tax rates collected in our rates resulting in a reduction to our revenues of $36.6 million for the year ended December 31, 2018. In January 2019, the OCC issued an order that resulted in the establishment of a $15.8 million liability, including interest, at December 31, 2018 for the estimated impact on customer rates of earnings, including amounts attributable to tax savings, above the 9.5 percent approved ROE in the 2018 review period to be returned to customers within the 2019 PBRC filing. In a separate order issued in February 2019, the KCC required Kansas Gas Service to refund the regulatory liability for the portion of its revenue representing the difference between the 21 percent and 35 percent federal corporate income tax rate for the period between January 1, 2018, and through the date on which the KCC issued a final order in Kansas Gas Service’s June 2018 rate case. In the first quarter 2019, we accrued an additional $2.4 million reduction to revenues for the period until new rates were implemented in Kansas. The refund of $16.6 million will be issued through a bill credit in the second quarter 2019. In 2018, Texas Gas Service issued one-time refunds totaling $6.6 million for the reduction in the federal corporate income tax rate for the period between January 1, 2018, to the dates new rates were implemented in its service areas.

12.	OTHER INCOME AND OTHER EXPENSE

The following table sets forth the components of other income and other expense for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018
	(Thousands of dollars)
Net periodic benefit cost other than service cost	$(1,599)	$(1,734)
Other, net	2,028	(430)
Total other income (expense), net	$429	$(2,164)

13.	COMMITMENTS AND CONTINGENCIES

Environmental Matters - We are subject to multiple historical, wildlife preservation and environmental laws and/or regulations, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, hazardous materials transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits or the discovery of presently unknown environmental conditions may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three months ended March 31, 2019 and 2018.

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

We have completed or are addressing removal of the source of soil contamination at all 12 sites and continue to monitor groundwater at eight of the 12 sites according to plans approved by the KDHE. During the first quarter of 2019, we completed a project to remove a source of contamination and associated contaminated materials at the twelfth site where no active soil remediation had previously occurred. We are also finalizing a study of the feasibility of various options to address the remainder of the site.

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

In April 2017, Kansas Gas Service filed an application with the KCC seeking approval of an AAO associated with the costs incurred at, and nearby, these 12 former MGP sites. In October 2017, Kansas Gas Service, the KCC staff and the Citizens’ Utility Ratepayer Board filed a unanimous settlement agreement with the KCC.  The agreement allows Kansas Gas Service to defer and seek recovery of costs necessary for investigation and remediation at these sites that are incurred after January 1, 2017, up to a cap of $15.0 million, net of any related insurance recoveries. Costs approved in a future rate proceeding would then be amortized over a 15-year period. The unamortized amounts will not be included in rate base or accumulate carrying charges. At the time future investigation and remediation work, net of any related insurance recoveries, is expected to exceed $15.0 million, Kansas Gas Service will be required to file an application with the KCC for approval to increase the $15.0 million cap. The KCC issued an order approving the settlement agreement in November 2017. A regulatory asset of approximately $5.9 million was recorded for estimated costs that were accrued at January 1, 2017.

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

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three months ended March 31, 2019 and 2018. A number of environmental issues may exist with respect to MGP sites that are unknown to us. Accordingly, future costs are dependent on the final determination and regulatory approval of any remedial actions, the complexity of the site, level of remediation required, changing technology and governmental regulations, and to the extent not recovered by insurance or recoverable in rates from our customers, could be material to our financial condition, results of operations or cash flows.

We are subject to environmental regulation by federal, state and local authorities. Due to the inherent uncertainties surrounding the development of federal and state environmental laws and regulations, we cannot determine with specificity the impact such laws and regulations may have on our existing and future facilities. With the trend toward stricter standards, greater regulation and more extensive permit requirements for the types of assets operated by us, our environmental expenditures could increase in the future, and such expenditures may not be fully recovered by insurance or recoverable in rates from our customers, and those costs may adversely affect our financial condition, results of operations and cash flows. However, we do not expect expenditures for these matters to have a material adverse effect on our financial condition, results of operations or cash flows.

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

In April 2016, PHMSA published a NPRM, the Safety of Gas Transmission & Gathering Lines Rule, in the Federal Register to revise pipeline safety regulations applicable to the safety of onshore natural gas transmission and gathering pipelines. Proposals include changes to pipeline integrity-management requirements and other safety-related requirements. The NPRM comment period ended July 7, 2016, and comments are under review by PHMSA. As part of the comment review process, PHMSA is being advised by the Technical Pipeline Safety Standards Committee, informally known by PHMSA as the GPAC, a statutorily mandated advisory committee that advises PHMSA on proposed safety policies for natural gas pipelines.  The GPAC reviews PHMSA's proposed regulatory initiatives to assure the technical feasibility, reasonableness, cost-effectiveness and practicality of each proposal. The GPAC has met five times since January 2017 to review public comments and make recommendations to PHMSA. The GPAC completed their review of the NPRM on March 28, 2018, except for gas gathering pipelines. The next GPAC meeting, scheduled in June 2019, will focus on gas gathering pipelines. In addition to reviewing public and committee comments, PHMSA announced they will split this NPRM into three separate final rulemakings:

•
the first final rule will address the legislative mandates from the Pipeline Safety, Regulatory Certainty and Jobs Creation Act and will be called the Safety of Gas Transmission Pipelines: Maximum Allowable Operating Pressure Reconfirmation, Expansion of Assessment Requirements, and Other Related Amendments;

•
the second final rule will be called the Safety of Gas Transmission Pipelines: Repair Criteria, Integrity Management Improvements, Cathodic Protection, Management of Change, and Other Related Amendments and will cover all remaining elements of the NPRM (except for gas gathering pipelines); and

•	the third final rule will be called the Safety of Gas Gathering Pipelines and will address gas gathering pipelines.

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

The table below summarizes the various ways in which we account for our derivative instruments and the impact on our consolidated financial statements:

Recognition and Measurement
Accounting Treatment		Balance Sheet		Income Statement
Normal purchases and normal sales	-	Recorded at historical cost	-	Change in fair value not recognized in earnings
Mark-to-market	-	Recorded at fair value	-	Change in fair value deferred through the purchased-gas cost adjustment mechanisms

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

Derivative Instruments -  At March 31, 2019, we had no purchased natural gas call options. At December 31, 2018, we held purchased natural gas call options for the heating season ended March 31, 2019, with total notional amounts of 14.3 Bcf, for which we paid premiums of $4.1 million, and had a fair value of $2.1 million. The premiums paid and any cash settlements received are recorded as part of our unrecovered purchased-gas costs in current regulatory assets as these contracts are included in, and recoverable through, the purchased-gas cost adjustment mechanisms. Additionally, changes in fair value associated with these contracts are deferred as part of our unrecovered purchased-gas costs in our consolidated balance sheets. Our natural gas call options are classified as Level 1, as fair value amounts are based on unadjusted quoted prices in active markets including NYMEX-settled prices. There were no transfers between levels for the three months ended March 31, 2019 and 2018.

Other Financial Instruments - The approximate fair value of cash and cash equivalents, accounts receivable and accounts payable is equal to book value, due to the short-term nature of these items. Our cash and cash equivalents are comprised of bank and money market accounts, and are classified as Level 1. Our other current assets include $1.5 million of corporate bonds and $1.4 million of United States treasury notes, for which the fair value approximates our cost and are also classified as Level 1.

Short-term notes payable and commercial paper are due upon demand and, therefore, the carrying amounts approximate fair value and are classified as Level 1. The book value of our long-term debt, including current maturities, was $1.3 billion at both March 31, 2019 and December 31, 2018. The estimated fair value of our long-term debt, including current maturities, was $1.4 billion at both March 31, 2019 and December 31, 2018. The estimated fair value of our long-term debt at March 31, 2019 and December 31, 2018, was determined using quoted market prices, and is classified as Level 2.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the Notes to the Consolidated Financial Statements in this Quarterly Report, as well as our Annual Report.  Due to the seasonal nature of our business, the results of operations for the three months ended March 31, 2019, are not necessarily indicative of the results that may be expected for a 12-month period.

RECENT DEVELOPMENTS

Tax Reform - We continue to work with our regulators to address the impact of the Tax Cuts and Jobs Act of 2017 on our rates. As a result of the enactment of the Tax Cuts and Jobs Act of 2017, we remeasured our ADIT. As a regulated entity, the change in ADIT was recorded as a regulatory liability and is subject to refund to our customers. The Tax Cuts and Jobs Act of 2017 retains the tax normalization provisions of the Code that stipulate how these excess ADIT for certain accelerated tax benefits are to be refunded to customers. In each state, we received accounting orders requiring us to refund the reduction in ADIT due to the remeasurement and to establish a separate regulatory liability for the difference in taxes included in our rates that have been calculated based on a 35 percent federal corporate income tax rate and the new 21 percent federal corporate income tax rate effective in January 2018. As a result of the rate orders received in Oklahoma and Kansas in the first quarter 2019, we began to return the estimated excess ADIT to customers. The treatment of our excess ADIT in Texas and the degree to which it impacts us will be determined as we work with our regulators. Additionally, we established a separate regulatory liability associated with the change in federal corporate income tax rates collected in our rates which resulted in a reduction to our revenues of $36.6 million for the year ended December 31, 2018. In the first quarter 2019, we accrued an additional $2.4 million reduction to revenues for the period until new rates were implemented in Kansas. See Regulatory Activities below for information regarding the amount, period and timing of the return of these regulatory liabilities to our customers, as well as additional information on the impact of the Tax Cuts and Jobs Act of 2017.

For further discussion see “Liquidity and Capital Resources - Tax Reform” below.

Dividend - In April 2019, we declared a dividend of $0.50 per share ($2.00 per share on an annualized basis) for shareholders of record as of May 15, 2019, payable May 31, 2019.

REGULATORY ACTIVITIES

Oklahoma - On March 15, 2019, Oklahoma Natural Gas filed its third annual PBRC application following the general rate case that was approved in January 2016. This filing was based on a calendar test year of 2018 and includes two proposed customer credits. Oklahoma Natural Gas has proposed a PBRC credit of $15.4 million to be spread over a 12-month period and a credit of $12.7 million associated with excess ADIT. This filing has been made in compliance with the January 8, 2019, OCC order settling tax issues resulting from the Tax Cuts and Jobs Act of 2017. This order requires that all earnings, including amounts attributable to tax savings, occurring in the 2018 calendar year that are above the authorized ROE of 9.5% be returned to customers, with interest at the cost of capital rate. As required, PBRC filings are made annually on or before March 15, until the next general rate case, which is currently required to be filed on or before June 30, 2021, based on a calendar 2020 test year.

Kansas - In August 2018, Kansas Gas Service submitted an application to the KCC requesting an increase of approximately $2.4 million related to its GSRS. In November 2018, the KCC approved the increase effective December 2018.

In June 2018, Kansas Gas Service filed a request with the KCC for an increase in base rates, reflecting investments in system improvements and changes in operating costs necessary to maintain the safety and reliability of its natural gas distribution system. In February 2019, the KCC issued an order that included a net base rate increase of $18.6 million and a GSRS pre-tax carrying charge of approximately 9.1%. Kansas Gas Service was already recovering $2.9 million from customers through the GSRS, therefore, this order represents a total base rate increase of $21.5 million. The increase in base rates reflects an amortization credit for the refund of excess ADIT over a period in compliance with the tax normalization rules for the portions stipulated by the Code and five years for all other components of excess ADIT. Additionally, the settlement provides for extending application of the weather normalization adjustment rider to small transportation customers and the implementation of a cybersecurity cost tracker. The residential service charge will be $18.70 per month and the delivery charge will be $2.3485 per Mcf. See additional discussion under Tax Reform regarding the regulatory liability for the difference between the 21 percent and 35 percent federal corporate income tax rate for the period between January 1, 2018, and through the date on which the KCC issued a final order in Kansas Gas Service’s June 2018 rate case.

Texas - West Texas Service Area - In March 2019, Texas Gas Service made GRIP filings for all customers in the West Texas service area requesting an increase of $4.1 million to be effective in July 2019.

In March 2018, Texas Gas Service made GRIP filings for all customers in the West Texas service area. In June 2018, the RRC and the cities in the West Texas service area agreed to the increase of $3.5 million, and new rates became effective in July 2018.

Central Texas Service Area - In March 2019, Texas Gas Service made GRIP filings for all customers in the Central Texas service area requesting an increase of $5.5 million to be effective in July 2019.

In March 2018, Texas Gas Service made GRIP filings for all customers in the Central Texas service area. In June 2018, the RRC and the cities in the Central Texas service area agreed to the increase of $3.3 million, and new rates became effective in July 2018.

Other Texas Service Areas - In the normal course of business, Texas Gas Service has filed rate cases and sought GRIP and COSA increases in various other Texas jurisdictions to address investments in rate base and changes in expenses. Annual rate increases associated with these filings that were approved totaled $0.1 million for the three months ended March 31, 2019 and $1.6 million for the year ended December 31, 2018.

Tax Reform - Oklahoma - On January 9, 2018, the OCC approved an order directing Oklahoma Natural Gas to record a deferred liability to reflect the reduced federal corporate income tax rate of 21 percent and the associated savings in excess ADIT and any other tax implications of the Tax Cuts and Jobs Act of 2017 on an interim basis, subject to refund, until utility rates are adjusted to reflect the federal tax savings and a final order is issued in Oklahoma Natural Gas’ next scheduled PBRC proceeding. This order also directed Oklahoma Natural Gas, to the extent not already accounted for in Oklahoma Natural Gas’ current PBRC tariff, to accrue interest at a rate equivalent to Oklahoma Natural Gas’ cost of capital as recognized in the most recent PBRC filing on the amounts of any refunds determined to be owed to customers.

In compliance with the order, Oklahoma Natural Gas’ March 15, 2018, PBRC filing contained two deferred liabilities subject to review and potential refund. First, a regulatory liability was established reflecting the remeasurement of ADIT for the change in the federal corporate income tax rate. Second, a regulatory liability was established reflecting a credit for earnings above the top of the ROE dead-band of 10%. In January 2019, the OCC issued an order requiring Oklahoma Natural Gas to lower base rates by $11.3 million to reflect the lower federal corporate income tax rate and the authorized ROE of 9.5% prospectively and to credit customers for excess ADIT based upon an amortization period in compliance with the tax normalization rules for the portions of excess ADIT stipulated by the Code and ten years for all other components. This order also requires the March 15, 2019, PBRC filing to include the return of all earnings above 9.5% occurring in the 2018 test year.

Kansas - On January 18, 2018, the KCC opened a general investigation for the purposes of examining the financial impact of the Tax Cuts and Jobs Act of 2017 on regulated public utilities operating in Kansas and made the following findings and conclusions: (1) utilities are to track and accumulate, in a deferred revenue account, the portion of their revenue that results from the use of a 35 percent federal corporate income tax rate for their last KCC-approved revenue determination instead of the new lower federal corporate income tax rate; (2) deferrals are to commence on the effective date of the new federal corporate income tax rate; (3) excess ADIT should be captured in a manner consistent with tax normalization rules; and (4) the portion of current rates affected by the Tax Cuts and Jobs Act of 2017 should be considered interim and subject to refund, with interest compounded monthly at the rate for customer deposits, until the KCC has an opportunity to evaluate the reasonableness of those rates with new lower federal corporate income tax rates.

In March 2018, the KCC approved a settlement with Kansas Gas Service, the KCC staff and the Citizens’ Utility Ratepayer Board related to the Tax Cuts and Jobs Act of 2017. The agreement indicates for the period between January 1, 2018, and through the date on which the KCC issues a final order in Kansas Gas Service’s next general rate case, Kansas Gas Service agreed to accrue monthly, as a regulatory liability on its general ledger, the portion of its revenue representing the difference between the 21 percent and 35 percent federal corporate income tax rate. Through this agreement, Kansas Gas Service also established a regulatory liability to account for the remeasurement of ADIT for the change in the federal corporate income tax rate. The treatment of these regulatory liabilities was determined in Kansas Gas Service’s general rate proceeding filed in June 2018.

The KCC issued an order in February 2019 approving the unanimous settlement agreement regarding Kansas Gas Service’s rate case filed in June 2018. As provided for in the agreement, the base rates approved for Kansas Gas Service include an amortization credit associated with the refund of excess ADIT based on an amortization period in compliance with the tax normalization rules for the portion of excess ADIT stipulated by the Code and five years for all other components. In a separate order issued by the KCC, Kansas Gas Service is required to refund to customers the amount of the regulatory liability for the decrease in the federal corporate income tax rate in 2018 through the date on which Kansas Gas Service’s new rates went into effect in February 2019. The refund of $16.6 million will be issued through a bill credit in the second quarter 2019.

Texas - In February 2018, the RRC issued an accounting order for determining how the impact of the Tax Cuts and Jobs Act of 2017 would be reflected in gas utility rates in Texas. Gas utilities were ordered to either file a new rate case or voluntarily reduce rates by September 1, 2018, to reflect the reduction of the federal corporate income tax rate to 21 percent from 35 percent. Gas utilities were further ordered to calculate, defer and refund rate reductions resulting from changes to the corporate tax rate that occurred between January 1, 2018, and the effective date of new rates. Per the order, the impact of the Tax Cuts and Jobs Act of 2017 on ADIT remeasurement is to be determined in the next rate case in each jurisdiction.

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

We continue to work with our regulators in Texas to address excess ADIT. The treatment of excess ADIT in Texas and the degree to which it impacts us will be determined as we work with our regulators.

The treatment of excess ADIT by our regulators is not expected to have a material impact on earnings, as any reduction or credit in rates is offset by the amortization of the regulatory liability as a credit in income tax expense. During the first quarter of fiscal 2019, we credited income tax expense $6.8 million for the amortization of the regulatory liability associated with excess ADIT that was returned to customers. See “Liquidity and Capital Resources - Tax Reform” and Note 11 of the Notes to Consolidated Financial Statements for additional discussion of the Tax Cuts and Jobs Act of 2017.

FINANCIAL RESULTS AND OPERATING INFORMATION

We operate in one reportable and operating business segment: regulated utilities that deliver natural gas to residential, commercial, industrial and transportation customers. The accounting policies for our segment are the same as described in Note 1 of our Notes to the Consolidated Financial Statements in our Annual Report. We evaluate our financial performance principally on operating income.

Selected Financial Results - For the three months ended March 31, 2019, net income was $93.7 million, or $1.76 per diluted share, compared with $90.8 million, or $1.72 per diluted share in the same period last year.

The following table sets forth certain selected financial results for our operations for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2019 vs. 2018
Financial Results	2019	2018	Increase (Decrease)
	(Millions of dollars, except percentages)
Natural gas sales	$618.6	$596.0	$22.6	4%
Transportation revenues	35.0	33.5	1.5	4%
Other revenues	7.4	8.9	(1.5)	(17)%
Total revenues	661.0	638.4	22.6	4%
Cost of natural gas	365.1	350.4	14.7	4%
Net margin	295.9	288.0	7.9	3%
Operating costs	124.5	118.8	5.7	5%
Depreciation and amortization	43.8	38.9	4.9	13%
Operating income	$127.6	$130.3	$(2.7)	(2)%
Capital expenditures	$83.3	$86.6	$(3.3)	(4)%
Asset removal costs	$11.1	$7.4	$3.7	50%

Natural gas sales to customers represent revenue from contracts with customers through implied contracts established by our tariff rates approved by the regulatory authorities, as well as revenues from regulatory mechanisms related to natural gas sales that do not meet the requirements under ASC 606, which are included in the consolidated statements of income and in our footnotes as other revenues.

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

Non-GAAP Financial Measure - We have disclosed net margin, which is considered a non-GAAP financial measure, in our selected financial data and selected financial results. Net margin is comprised of total revenues less cost of natural gas. Cost of natural gas includes commodity purchases, fuel, storage, transportation and other gas purchase costs recovered through our cost of natural gas regulatory mechanisms and does not include an allocation of general operating costs or depreciation and amortization.  In addition, these regulatory mechanisms provide a method of recovering natural gas costs on an ongoing basis without a profit. Therefore, although our revenues will fluctuate with the cost of natural gas that we pass-through to our customers, net margin is not affected by fluctuations in the cost of natural gas. Accordingly, we routinely use net margin in the analysis of our financial performance. We believe that net margin provides investors a more relevant and useful measure to analyze our financial performance as a 100 percent regulated natural gas utility than total revenues because the change in the cost of natural gas from period to period does not impact our operating income. As such, the following discussion and analysis of our financial performance will reference net margin rather than total revenues and cost of natural gas individually.

The following table sets forth a reconciliation of net margin to the most directly comparable GAAP measure for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2019 vs. 2018
Non-GAAP Reconciliation	2019	2018	Increase (Decrease)
	(Millions of dollars, except percentages)
Total revenues	$661.0	$638.4	$22.6	4%
Cost of natural gas	365.1	350.4	14.7	4%
Net margin	$295.9	$288.0	$7.9	3%

The following table sets forth our net margin by type of customer for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2019 vs. 2018
Net Margin	2019	2018	Increase (Decrease)
Natural gas sales	(Millions of dollars, except percentages)
Residential	$208.7	$204.1	$4.6	2%
Commercial and industrial	42.1	39.7	2.4	6%
Wholesale and public authority	2.7	1.8	0.9	50%
Net margin on natural gas sales	253.5	245.6	7.9	3%
Transportation revenues	35.0	33.5	1.5	4%
Other revenues	7.4	8.9	(1.5)	(17)%
Net margin	$295.9	$288.0	$7.9	3%

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

	Three Months Ended		Three Months
	March 31,		2019 vs. 2018
Net Margin on Natural Gas Sales	2019	2018	Increase (Decrease)
Net margin on natural gas sales	(Millions of dollars, except percentages)
Fixed margin	$142.2	$136.4	$5.8	4%
Variable margin	111.3	109.2	2.1	2%
Net margin on natural gas sales	$253.5	$245.6	$7.9	3%

Net margin increased $7.9 million for the three months ended March 31, 2019, compared with the same period last year, due primarily to the following:

•	an increase of $3.9 million from new rates primarily in Kansas, which includes the effect of crediting customers for the amortization of excess ADIT in tax expense;

•	an increase of $3.3 million due to higher sales volumes, net of weather normalization, in Texas and Kansas; and

•	an increase of $1.4 million in residential sales due primarily to net customer growth in Oklahoma and Texas; offset by

•	a decrease of $0.9 million due to the impact of the retroactive 2017 compressed natural gas federal excise tax credit enacted in February 2018.

Operating costs increased $5.7 million for the three months ended March 31, 2019, compared with the same period last year, due primarily to the following:

•	an increase of $4.3 million in employee-related costs; and

•	an increase of $1.6 million in legal-related costs.

Depreciation and amortization expense increased $4.9 million for the three months ended March 31, 2019, compared with the same period last year, due primarily to an increase in depreciation from our capital expenditures being placed in service, higher depreciation rates in Kansas and an increase in the amortization of the ad-valorem surcharge rider in Kansas.

Other Factors Affecting Net Income - Other factors that affect net income include other income, net, interest expense, and income tax expense for the three months ended March 31, 2019 compared with the same period last year include the following:

•
an increase of $2.6 million in other income, net, due primarily to change in earnings on investments associated with nonqualified employee benefit plans, which offset the increase in costs for the plans included in operating costs; and

•
an increase of $3.4 million in interest expense resulting primarily from the refinancing of our $300 million Senior Notes, with a 2.07 percent interest rate due February 2019 with $400 million Senior Notes, with a 4.50 percent interest rate due November 2048; and

•	a decrease of $6.3 million in income tax expense due primarily to the amortization of the excess ADIT we are crediting to customers which is offset in revenues.

Capital Expenditures and Asset Removal Costs - Our capital expenditures program includes expenditures for pipeline integrity, extending service to new areas, modifications to customer service lines, increasing system capabilities, pipeline replacements, automated meter reading, government-mandated pipeline relocations, fleet, facilities and information technology assets. It is our practice to maintain and upgrade our infrastructure, facilities and systems to ensure safe, reliable and efficient operations. Asset removal costs include expenditures associated with the replacement or retirement of long-lived assets, primarily our pipeline assets.

Capital expenditures decreased $3.3 million for the three months ended March 31, 2019, compared with the same period last year, due primarily to the timing of cash expenditures for system integrity and extension into new service areas. Our capital expenditures and asset removal costs are expected to be approximately $450.0 million for 2019.

Selected Operating Information - The following tables set forth certain selected operating information for the periods indicated:

	Three Months Ended								Variances
	March 31,								2019 vs. 2018
(in thousands)	2019				2018				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	808	591	628	2,027	803	590	623	2,016	5	1	5	11
Commercial and industrial	76	50	36	162	75	51	36	162	1	(1)	—	—
Wholesale and public authority	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	6	1	12	5	6	1	12	—	—	—	—
Total customers	889	647	668	2,204	883	647	663	2,193	6	—	5	11

The following table reflects the total volumes delivered, excluding the effects of weather normalization mechanisms on sales volumes.

	Three Months Ended
	March 31,
Volumes (MMcf)	2019	2018
Natural gas sales
Residential	65,697	60,985
Commercial and industrial	19,272	17,990
Wholesale and public authority	1,143	867
Total sales volumes delivered	86,112	79,842
Transportation	65,585	64,916
Total volumes delivered	151,697	144,758

Total sales volumes delivered increased for the three months ended March 31, 2019, compared with the same period last year, due primarily to colder weather in the first quarter 2019. Transportation volumes increased for the three months ended March 31, 2019, compared with the same period last year, due to colder temperatures in our service areas. The impact of weather on residential and commercial net margin is mitigated by weather-normalization mechanisms in all jurisdictions.

Wholesale sales represent contracted natural gas volumes that exceed the needs of our residential, commercial and industrial customer base and are available for sale to other parties. The impact to net margin from changes in volumes associated with these customers is minimal.

	Three Months Ended
	March 31,
	2019		2018		2019 vs. 2018	2019	2018
Heating Degree Days	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	2,077	1,775	1,870	1,775	11%	117%	105%
Kansas	2,751	2,528	2,489	2,528	11%	109%	98%
Texas	1,003	1,006	903	1,008	11%	100%	90%

Normal HDDs are established through rate proceedings in each of our rate jurisdictions for use primarily in weather-normalization billing calculations. See further discussion on weather normalization in our Regulatory Overview section in Part 1, Item 1, “Business,” of our Annual Report. Normal HDDs disclosed above are based on:

•
Oklahoma - For years 2016-2019, 10-year weighted average HDDs as of December 31, 2014, for years 2005-2014, as calculated using 11 weather stations across Oklahoma and weighted on average customer count.

•
Kansas - For years 2017-2019, 30-year average for years 1981-2010 published by the National Oceanic and Atmospheric Administration, as calculated using four weather stations across Kansas and weighted on HDDs by weather station and customers.

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

Tax Reform - The Tax Cuts and Jobs Act of 2017 had an overall negative impact on our operating cash flow due to several dynamics. The reduction in the federal corporate income tax rate resulted in less revenues collected from customers related to the recovery of tax expense included in our rates. Although cash collected from this revenue is ultimately used to remit our income tax expense payments, under the new law, we will lose a portion of the timing benefit when we collect and remit tax payments, thereby reducing cash that may have been retained for several years. Under the new tax law, natural gas utilities are not eligible to take bonus depreciation, but they are also not subject to the new limitations on the deduction of interest expense. The loss of bonus depreciation will result in earlier cash tax payments, as compared to the previous tax law, once accumulated NOLs are utilized. Additionally, the lowering of the federal corporate income tax rate effectively resulted in an over-collection of tax expenses, as customers’ rates include tax expenses based on the statutory federal corporate income tax rate.

We have addressed excess ADIT in Oklahoma and Kansas. In Texas, the timing of these changes in our cash flows and the degree to which it impacts us will be determined as we finalize our regulatory filings in 2019. We expect cash flows in 2019 will be reduced by approximately $15.9 million as we begin refunding the excess ADIT regulatory liability to customers.

We believe that our capital structure and available liquidity resources are adequate to adjust for these changes. See additional discussion under Regulatory Activities - Tax Reform and Note 11 of Notes to Consolidated Financial Statements in this Quarterly Report.

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

The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. At March 31, 2019, our total debt-to-capital ratio was 43 percent, and we were in compliance with all covenants under the ONE Gas Credit Agreement.

We may reduce the unutilized portion of the ONE Gas Credit Agreement in whole or in part without premium or penalty. The ONE Gas Credit Agreement contains customary events of default. Upon the occurrence of certain events of default, the obligations under the ONE Gas Credit Agreement may be accelerated and the commitments may be terminated.

At March 31, 2019, we had $1.2 million in letters of credit issued and no borrowings under the ONE Gas Credit Agreement. At March 31, 2019, we had approximately $19.6 million of cash and cash equivalents and $698.8 million of remaining credit available under the ONE Gas Credit Agreement.

We have a commercial paper program under which we may issue unsecured commercial paper up to a maximum amount of $700 million to fund short-term borrowing needs. The maturities of the commercial paper notes may vary but may not exceed 270 days from the date of issue. The commercial paper notes are generally sold at par less a discount representing an interest factor. At March 31, 2019, we had $295.5 million of commercial paper outstanding. The ONE Gas Credit Agreement is available to repay the commercial paper notes, if necessary.

Long-Term Debt - In November 2018, we issued $400 million of 4.50 percent senior notes due 2048. The proceeds from the issuance were used to retire the $300 million 2.07 percent senior notes due 2019, to reduce the amount of outstanding commercial paper and for general corporate purposes.

The indenture governing our Senior Notes includes an event of default upon the acceleration of other indebtedness of $100 million or more. Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding Senior Notes to declare those Senior Notes immediately due and payable in full. At March 31, 2019, our long-term debt-to-capital ratio was 38 percent.

Credit Ratings - Our credit ratings as of March 31, 2019, were:

Rating Agency	Rating	Outlook
Moody’s	A2	Stable
S&P	A	Stable

Our commercial paper is currently rated Prime-1 by Moody’s and A-1 by S&P. We intend to maintain strong credit metrics while we pursue a balanced approach to capital investment and a return of capital to shareholders via a dividend that we believe will be competitive with our peer group.

Pension and Other Postemployment Benefit Plans - Information about our pension and other postemployment benefits plans, including anticipated contributions, is included under Note 12 of the Notes to the Consolidated Financial Statements in our Annual Report. See Note 10 of the Notes to the Consolidated Financial Statements in this Quarterly Report for additional information.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Three Months Ended
	March 31,		Variance
	2019	2018	2019 vs. 2018
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$122.3	$223.3	$(101.0)
Investing activities	(86.3)	(86.6)	0.3
Financing activities	(37.7)	(106.6)	68.9
Change in cash and cash equivalents	(1.7)	30.1	(31.8)
Cash and cash equivalents at beginning of period	21.3	14.4	6.9
Cash and cash equivalents at end of period	$19.6	$44.5	$(24.9)

Operating Cash Flows - Changes in cash flows from operating activities are due primarily to changes in net margin and operating expenses discussed in Financial Results and Operating Information and changes in working capital. Changes in natural gas prices and demand for our services or natural gas, whether because of general economic conditions, changes in supply or increased competition from other service providers, could affect our earnings and operating cash flows. Typically, our cash flows from operations are greater in the first half of the year compared with the second half of the year.

Operating cash flows were lower for the three months ended March 31, 2019, compared with the same period in 2018, due primarily to working capital changes resulting from the timing of customer collections, payments for natural gas purchases, and gas cost recoveries from our purchased gas cost mechanisms, which vary from period to period and vary with changes in commodity prices.

Investing Cash Flows - Cash used in investing activities was consistent for the three months ended March 31, 2019, compared with the prior period.

Financing Cash Flows - Cash used in financing activities decreased for the three months ended March 31, 2019, compared with the prior period, due primarily to smaller repayments of notes payable in the current period.

ENVIRONMENTAL, SAFETY AND REGULATORY MATTERS

Environmental Matters - We are subject to multiple historical, wildlife preservation and environmental laws and/or regulations, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, hazardous materials transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits or the discovery of presently unknown environmental conditions may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three months ended March 31, 2019 and 2018.

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

We have completed or are addressing removal of the source of soil contamination at all 12 sites and continue to monitor groundwater at eight of the 12 sites according to plans approved by the KDHE. During the first quarter 2019, we completed a project to remove a source of contamination and associated contaminated materials at the twelfth site where no active soil remediation had previously occurred. We are also finalizing a study of the feasibility of various options to address the remainder of the site.

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

In April 2017, Kansas Gas Service filed an application with the KCC seeking approval of an AAO associated with the costs incurred at, and nearby, these 12 former MGP sites. In October 2017, Kansas Gas Service, the KCC staff and the Citizens’ Utility Ratepayer Board filed a unanimous settlement agreement with the KCC.  The agreement allows Kansas Gas Service to defer and seek recovery of costs necessary for investigation and remediation at these sites that are incurred after January 1, 2017, up to a cap of $15.0 million, net of any related insurance recoveries. Costs approved in a future rate proceeding would then be amortized over a 15-year period. The unamortized amounts will not be included in rate base or accumulate carrying charges. At the time future investigation and remediation work, net of any related insurance recoveries, is expected to exceed $15.0 million, Kansas Gas Service will be required to file an application with the KCC for approval to increase the $15.0 million cap. The KCC issued an order approving the settlement agreement in November 2017. A regulatory asset of approximately $5.9 million was recorded for estimated costs that were accrued at January 1, 2017.

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

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three months ended March 31, 2019 and 2018. A number of environmental issues may exist with respect to MGP sites that are unknown to us. Accordingly, future costs are dependent on the final determination and regulatory approval of any remedial actions, the complexity of the site, level of remediation required, changing technology and governmental regulations, and to the extent not recovered by insurance or recoverable in rates from our customers, could be material to our financial condition, results of operations or cash flows.

We are subject to environmental regulation by federal, state and local authorities. Due to the inherent uncertainties surrounding the development of federal and state environmental laws and regulations, we cannot determine with specificity the impact such laws and regulations may have on our existing and future facilities. With the trend toward stricter standards, greater regulation and more extensive permit requirements for the types of assets operated by us, our environmental expenditures could increase in the future, and such expenditures may not be fully recovered by insurance or recoverable in rates from our customers, and those costs may adversely affect our financial condition, results of operations and cash flows. However, we do not expect expenditures for these matters to have a material adverse effect on our financial condition, results of operations or cash flows.

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

In April 2016, PHMSA published a NPRM, the Safety of Gas Transmission & Gathering Lines Rule, in the Federal Register to revise pipeline safety regulations applicable to the safety of onshore natural gas transmission and gathering pipelines. Proposals include changes to pipeline integrity-management requirements and other safety-related requirements. The NPRM comment period ended July 7, 2016, and comments are under review by PHMSA. As part of the comment review process, PHMSA is being advised by the Technical Pipeline Safety Standards Committee, informally known by PHMSA as the GPAC, a statutorily mandated advisory committee that advises PHMSA on proposed safety policies for natural gas pipelines.  The GPAC reviews PHMSA's proposed regulatory initiatives to assure the technical feasibility, reasonableness, cost-effectiveness and practicality of each proposal. The GPAC has met five times since January 2017 to review public comments and make recommendations to PHMSA. The GPAC completed their review of the NPRM on March 28, 2018, except for gas gathering pipelines. The next GPAC meeting, scheduled in June 2019, will focus on gas gathering pipelines. In addition to reviewing public and committee comments, PHMSA announced they will split this NPRM into three separate final rulemakings:

•
the first final rule will address the legislative mandates from the Pipeline Safety, Regulatory Certainty and Jobs Creation Act and will be called the Safety of Gas Transmission Pipelines: Maximum Allowable Operating Pressure Reconfirmation, Expansion of Assessment Requirements, and Other Related Amendments;

•
the second final rule will be called the Safety of Gas Transmission Pipelines: Repair Criteria, Integrity Management Improvements, Cathodic Protection, Management of Change, and Other Related Amendments and will cover all remaining elements of the NPRM (except for gas gathering pipelines); and

•	the third final rule will be called the Safety of Gas Gathering Pipelines and will address gas gathering pipelines.

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

Environmental Footprint - Our environmental and climate change strategy focuses on taking steps to minimize the impact of our operations on the environment. These strategies include: (1) developing and maintaining an accurate greenhouse gas emissions inventory according to current rules issued by the EPA; (2) improving the integrity of our various pipelines; and (3) utilizing practices to reduce the loss of methane from our facilities.

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

Additional information about our environmental matters is included in the section entitled “Environmental Matters” in Note 13 of the Notes to the Consolidated Financial Statements in this Quarterly Report.

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

•
our ability to secure reliable, competitively priced and flexible natural gas transportation and supply, including decisions by natural gas producers to reduce production or shut-in producing natural gas wells and expiration of existing supply and transportation and storage arrangements that are not replaced with contracts with similar terms and pricing;

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

Commodity Price Risk

Our commodity price risk, driven primarily by fluctuations in the price of natural gas, is mitigated by our purchased-gas cost adjustment mechanisms. We use derivative instruments to economically hedge the cost of anticipated natural gas purchases during the winter heating months to reduce the impact on our customers of upward market price volatility of natural gas. Additionally, we inject natural gas into storage during the summer months and withdraw the natural gas during the winter heating season. Gains or losses associated with these derivative instruments and storage activities are included in, and recoverable through our purchased-gas cost adjustment mechanisms, which are subject to review by regulatory authorities.

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

Changes in Internal Control Over Financial Reporting - In the three months ended March 31, 2019, we implemented new internal controls over lease accounting related to FASB’s ASC 842, “Leases.” The implementation of these new controls is part of our continuing efforts to ensure compliance with the new FASB requirements.

We do not believe the implementation of the new controls described above materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Other than described above, there have been no changes in our internal control over financial reporting during the three months ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.2	Amended and Restated By-Laws of ONE Gas, Inc. dated July 23, 2018 (incorporated by reference to Exhibit 3.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on July 27, 2018 (File No. 1-36108)).

10.1	Form of 2019 Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.12 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 20, 2019 (File No. 1-36180)).

10.2	Form of 2019 Performance Unit Award Agreement (incorporated by reference to Exhibit 10.13 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 20, 2019 (File No. 1-36180)).

10.3
ONE Gas, Inc. Annual Officer Incentive Plan, effective January 1, 2019 (incorporated by reference to Exhibit 10.30 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 20, 2019 (File No. 1-36180)).

31.1	Certification of Pierce H. Norton II pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Caron A. Lawhorn pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Pierce H. Norton II pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Caron A. Lawhorn pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101. PRE	XBRL Presentation Linkbase Document.

101.DEF	XBRL Extension Definition Linkbase Document.

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three months ended March 31, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018; (iv) Consolidated Balance Sheets at March 31, 2019 and December 31, 2018; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018; (vi) Consolidated Statements of Equity for the three months ended March 31, 2019 and 2018; and (vii) Notes to the Consolidated Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2019		ONE Gas, Inc.
Registrant

	By:	/s/ Caron A. Lawhorn
Caron A. Lawhorn
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)