Form 10-Q
period 2019-06-30
ONE Gas, Inc.
filed 2019-07-30
CIK 1587732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019.
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________.

Commission file number  001-36108

ONE Gas, Inc.
(Exact name of registrant as specified in its charter)

Oklahoma		46-3561936
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

15 East Fifth Street
Tulsa,	OK	74103
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code   (918) 947-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, par value $0.01 per share	OGS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

On July 22, 2019, the Company had 52,734,526 shares of common stock outstanding.

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

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2019	2018	2019	2018
	(Thousands of dollars, except per share amounts)

Total revenues	$290,560	$292,521	$951,560	$930,985

Cost of natural gas	82,588	94,159	447,664	444,578

Operating expenses
Operations and maintenance	101,482	102,995	209,757	205,660
Depreciation and amortization	44,943	39,757	88,789	78,647
General taxes	14,656	14,567	30,840	30,767
Total operating expenses	161,081	157,319	329,386	315,074
Operating income	46,891	41,043	174,510	171,333
Other expense, net	(865)	(2,194)	(436)	(4,358)
Interest expense, net	(15,399)	(12,003)	(31,185)	(24,355)
Income before income taxes	30,627	26,846	142,889	142,620
Income taxes	(6,157)	(6,427)	(24,759)	(31,366)
Net income	$24,470	$20,419	$118,130	$111,254

Earnings per share
Basic	$0.46	$0.39	$2.23	$2.11
Diluted	$0.46	$0.39	$2.22	$2.10

Average shares (thousands)
Basic	52,890	52,692	52,858	52,648
Diluted	53,215	52,899	53,210	52,898
Dividends declared per share of stock	$0.50	$0.46	$1.00	$0.92
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2019	2018	2019	2018
	(Thousands of dollars)
Net income	$24,470	$20,419	$118,130	$111,254
Other comprehensive income (loss), net of tax
Change in pension and other postemployment benefit plan liability, net of tax of $(53), $(68), $(106) and $(419), respectively	160	203	320	123
Total other comprehensive income (loss), net of tax	160	203	320	123
Comprehensive income	$24,630	$20,622	$118,450	$111,377
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Unaudited)	2019	2018
Assets	(Thousands of dollars)
Property, plant and equipment
Property, plant and equipment	$6,241,105	$6,073,143
Accumulated depreciation and amortization	1,840,457	1,789,431
Net property, plant and equipment	4,400,648	4,283,712
Current assets
Cash and cash equivalents	11,114	21,323
Accounts receivable, net	169,801	295,421
Materials and supplies	50,344	44,333
Natural gas in storage	88,235	107,295
Regulatory assets	38,372	54,420
Other current assets	18,946	20,495
Total current assets	376,812	543,287
Goodwill and other assets
Regulatory assets	424,304	437,479
Goodwill	157,953	157,953
Other assets	86,889	46,211
Total goodwill and other assets	669,146	641,643
Total assets	$5,446,606	$5,468,642
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS
(Continued)
	June 30,	December 31,
(Unaudited)	2019	2018
Equity and Liabilities	(Thousands of dollars)
Equity and long-term debt
Common stock, $0.01 par value: authorized 250,000,000 shares; issued and outstanding 52,734,222 shares at June 30, 2019; issued 52,598,005 and outstanding 52,564,902 shares at December 31, 2018	$527	$526
Paid-in capital	1,725,843	1,727,492
Retained earnings	387,077	320,869
Accumulated other comprehensive loss	(4,984)	(4,086)
Treasury stock, at cost: 33,103 shares at December 31, 2018	—	(2,145)
Total equity	2,108,463	2,042,656
Long-term debt, excluding current maturities, and net of issuance costs of $11,159 and $11,457, respectively	1,285,811	1,285,483
Total equity and long-term debt	3,394,274	3,328,139
Current liabilities
Notes payable	293,000	299,500
Accounts payable	67,578	174,510
Accrued taxes other than income	37,312	47,640
Regulatory liabilities	46,534	48,394
Customer deposits	58,831	61,183
Other current liabilities	75,098	67,664
Total current liabilities	578,353	698,891
Deferred credits and other liabilities
Deferred income taxes	673,939	652,426
Regulatory liabilities	508,877	520,866
Employee benefit obligations	168,387	178,720
Other deferred credits	122,776	89,600
Total deferred credits and other liabilities	1,473,979	1,441,612
Commitments and contingencies
Total liabilities and equity	$5,446,606	$5,468,642
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended
	June 30,
(Unaudited)	2019	2018
	(Thousands of dollars)
Operating activities
Net income	$118,130	$111,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,789	78,647
Deferred income taxes	9,401	30,546
Share-based compensation expense	4,911	4,080
Provision for doubtful accounts	3,557	4,071
Changes in assets and liabilities:
Accounts receivable	122,063	130,730
Materials and supplies	(6,011)	3,548
Natural gas in storage	19,060	49,672
Asset removal costs	(24,324)	(25,774)
Accounts payable	(109,340)	(68,428)
Accrued taxes other than income	(10,328)	(6,393)
Customer deposits	(2,352)	438
Regulatory assets and liabilities	25,948	105,967
Other assets and liabilities	1,667	(18,401)
Cash provided by operating activities	241,171	399,957
Investing activities
Capital expenditures	(184,349)	(175,834)
Other investing expenditures	(3,583)	—
Other investing receipts	598	—
Cash used in investing activities	(187,334)	(175,834)
Financing activities
Repayments of notes payable, net	(6,500)	(172,215)
Issuance of common stock	2,536	2,390
Dividends paid	(52,687)	(48,272)
Tax withholdings related to net share settlements of stock compensation	(7,395)	(7,859)
Cash used in financing activities	(64,046)	(225,956)
Change in cash and cash equivalents	(10,209)	(1,833)
Cash and cash equivalents at beginning of period	21,323	14,413
Cash and cash equivalents at end of period	$11,114	$12,580
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)	Common Stock Issued	Common Stock	Paid-in Capital
	(Shares)	(Thousands of dollars)

January 1, 2019	52,598,005	$526	$1,727,492
Net income	—	—	—
Other comprehensive income	—	—	—
Reclassification of stranded tax effects	—	—	—
Common stock issued and other	88,629	1	(7,499)
Common stock dividends - $0.50 per share	—	—	227
March 31, 2019	52,686,634	$527	$1,720,220
Net income	—	—	—
Other comprehensive income	—	—	—
Common stock issued and other	47,588	—	5,397
Common stock dividends - $0.50 per share	—	—	226
June 30, 2019	52,734,222	$527	$1,725,843

January 1, 2018	52,598,005	$526	$1,737,551
Net income	—	—	—
Other comprehensive income	—	—	—
Common stock issued and other	—	—	(16,074)
Common stock dividends - $0.46 per share	—	—	224
March 31, 2018	52,598,005	$526	$1,721,701
Net income	—	—	—
Other comprehensive income	—	—	—
Common stock issued and other	—	—	1,867
Common stock dividends - $0.46 per share	—	—	227
June 30, 2018	52,598,005	$526	$1,723,795
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(Continued)
(Unaudited)	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
	(Thousands of dollars)

January 1, 2019	$320,869	$(2,145)	$(4,086)	$2,042,656
Net income	93,660	—	—	93,660
Other comprehensive income	—	—	160	160
Reclassification of stranded tax effects	1,218	—	(1,218)	—
Common stock issued and other	—	2,145	—	(5,353)
Common stock dividends - $0.50 per share	(26,570)	—	—	(26,343)
March 31, 2019	$389,177	$—	$(5,144)	$2,104,780
Net income	24,470	—	—	24,470
Other comprehensive income	—	—	160	160
Common stock issued and other	—	—	—	5,397
Common stock dividends - $0.50 per share	(26,570)	—	—	(26,344)
June 30, 2019	$387,077	$—	$(4,984)	$2,108,463

January 1, 2018	$246,121	$(18,496)	$(5,493)	$1,960,209
Net income	90,835	—	—	90,835
Other comprehensive income	—	—	(80)	(80)
Common stock issued and other	—	10,195	—	(5,879)
Common stock dividends - $0.46 per share	(24,361)	—	—	(24,137)
March 31, 2018	$312,595	$(8,301)	$(5,573)	$2,020,948
Net income	20,419	—	—	20,419
Other comprehensive income	—	—	203	203
Common stock issued and other	—	3,042	—	4,909
Common stock dividends - $0.46 per share	(24,362)	—	—	(24,135)
June 30, 2018	$308,652	$(5,259)	$(5,370)	$2,022,344
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. These statements also have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The 2018 year-end consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes in our Annual Report. Our significant accounting policies are described in Note 1 of our Notes to Consolidated Financial Statements in our Annual Report. Due to the seasonal nature of our business, the results of operations for the three and six months ended June 30, 2019, are not necessarily indicative of the results that may be expected for a 12-month period.

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

Segments - We operate in one reportable and operating business segment: regulated public utilities that deliver natural gas to residential, commercial, industrial and transportation customers. The accounting policies for our segment are the same as those described in Note 1 of our Notes to Consolidated Financial Statements in our Annual Report. We evaluate our financial performance principally on operating income. For the three and six months ended June 30, 2019, and 2018, we had no single external customer from which we received 10 percent or more of our gross revenues.

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

Recently Issued Accounting Standards Update - In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force).” Under this guidance, a company should defer implementation costs that it incurs if the company would capitalize those same costs under the internal-use software guidance for an arrangement that is a software license. This standard is effective for interim and annual periods in fiscal years beginning after December 15, 2019, and early adoption is permitted. We will adopt this standard January 1, 2020, using the prospective transition approach. We are currently assessing the potential impacts of adopting this standard, but do not expect a material impact on our consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments,’’ which introduces new guidance to the accounting for credit losses on instruments within its scope, including trade receivables. It is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted for fiscal years beginning after December 15, 2018. The new guidance will be initially applied through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. We are currently assessing the timing and impacts of adopting this standard, which must be adopted in the first quarter of 2020.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” as amended, (“Topic 842”) which prescribes recognizing lease assets and liabilities on the balance sheet and includes disclosure of key information about leasing arrangements. We adopted this new guidance effective January 1, 2019, and applied the modified retrospective approach to all existing leases. Upon adoption we recognized lease liabilities of approximately $32 million, with corresponding right-of-use assets of the same amount based on the present value of the remaining minimum rental payments for existing operating leases. Our adoption did not result in a material impact to our results of operations or cash flows. We utilized the practical expedients that allow us to: (1) not reassess expired or existing contracts to determine whether they are subject to lease accounting guidance, (2) not reconsider lease classification at transition, and (3) not evaluate previously capitalized initial direct costs under the revised requirements. We also utilized the practical expedients that allow us to: (1) not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current lease guidance in ASC Topic 840 (“Topic 840”) and (2) use an additional transition method in which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We adopted an accounting policy that exempts leases with terms of less than one year from the recognition requirements of Topic 842, and disclose such leases in our interim and annual disclosures upon adoption. Our adoption did not result in a cumulative adjustment to our opening retained earnings. See Note 6 for additional information regarding our leases.

Property, Plant and Equipment - Accounts payable for construction work in process and asset removal costs increased by approximately $2.4 million and decreased by approximately $4.8 million for the six months ended June 30, 2019 and 2018, respectively. Such amounts are not included in capital expenditures in our consolidated statements of cash flows.

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

For regulated deliveries of natural gas, we read meters and bill customers on a monthly cycle. We recognize revenues upon the delivery of natural gas commodity or services rendered to customers. The billing cycles for customers do not necessarily coincide with the accounting periods used for financial reporting purposes. We accrue unbilled revenues for natural gas that has been delivered but not yet billed at the end of an accounting period. We use the invoice method practical expedient, where we recognize revenue for volumes delivered for which we have a right to invoice. As a result, we estimate unbilled revenues at the end of each accounting period consistent with past practice. Accrued unbilled revenue is based on a percentage estimate of amounts unbilled each month, which is dependent upon a number of factors, some of which require management’s judgment. These factors include customer consumption patterns and the impact of weather on usage. The accrued unbilled natural gas sales revenue at June 30, 2019 and December 31, 2018, were $48.7 million and $127.6 million, respectively, and are included in accounts receivable in our consolidated balance sheets.

Our miscellaneous revenues from contracts with customers represent implied contracts established by our tariff rates approved by the regulatory authorities and include miscellaneous utility services with the performance obligation satisfied at a point in time when services are rendered to the customer.

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

We collect and remit other taxes on behalf of governmental authorities, and we record these amounts in accrued taxes other than income in our consolidated balance sheets.

The following table sets forth our revenues disaggregated by source for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Thousands of dollars)
Natural gas sales to customers	$258,560	$261,347	$880,052	$856,273
Transportation revenues	23,991	24,062	59,019	57,605
Miscellaneous revenues	5,428	5,759	10,856	12,527
Total revenues from contracts with customers	287,979	291,168	949,927	926,405
Other revenues - natural gas sales related	207	(1,108)	(2,737)	(78)
Other revenues	2,374	2,461	4,370	4,658
Total other revenues	2,581	1,353	1,633	4,580
Total revenues	$290,560	$292,521	$951,560	$930,985

3.	REGULATORY ASSETS AND LIABILITIES

The tables below present a summary of regulatory assets, net of amortization, and liabilities for the periods indicated:

	June 30, 2019
	Current	Noncurrent	Total
	(Thousands of dollars)
Under-recovered purchased-gas costs	$767	$—	$767
Pension and postemployment benefit costs	22,966	406,441	429,407
Reacquired debt costs	812	6,082	6,894
Ad valorem tax	2,083	—	2,083
MGP remediation costs	98	9,758	9,856
Other	11,646	2,023	13,669
Total regulatory assets, net of amortization	38,372	424,304	462,676
Federal corporate income tax rate changes (a)	(15,755)	(508,877)	(524,632)
Over-recovered purchased-gas costs	(22,616)	—	(22,616)
Weather normalization	(8,163)	—	(8,163)
Total regulatory liabilities	(46,534)	(508,877)	(555,411)
Net regulatory liabilities	$(8,162)	$(84,573)	$(92,735)
(a) See Note 11 for additional information regarding our federal corporate income tax rate changes to regulatory liabilities.

	December 31, 2018
	Current	Noncurrent	Total
	(Thousands of dollars)
Under-recovered purchased-gas costs	$25,083	$—	$25,083
Pension and postemployment benefit costs	23,384	421,726	445,110
Reacquired debt costs	812	6,487	7,299
MGP remediation costs	—	7,724	7,724
Ad valorem tax	1,070	—	1,070
Other	4,071	1,542	5,613
Total regulatory assets, net of amortization	54,420	437,479	491,899
Federal corporate income tax rate changes (a)	(30,934)	(520,866)	(551,800)
Over-recovered purchased-gas costs	(13,668)	—	(13,668)
Weather normalization	(3,792)	—	(3,792)
Total regulatory liabilities	(48,394)	(520,866)	(569,260)
Net regulatory assets (liabilities)	$6,026	$(83,387)	$(77,361)

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

The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. At June 30, 2019, our total debt-to-capital ratio was 43 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement.

At June 30, 2019, we had $1.2 million in letters of credit issued and no borrowings under the ONE Gas Credit Agreement, resulting in $698.8 million of remaining credit available under the ONE Gas Credit Agreement.

We have a commercial paper program under which we may issue unsecured commercial paper up to a maximum amount of $700 million to fund short-term borrowing needs. The maturities of the commercial paper notes may vary but may not exceed 270 days from the date of issue. The commercial paper notes are generally sold at par less a discount representing an interest factor. At June 30, 2019, we had $293.0 million of commercial paper outstanding. The ONE Gas Credit Agreement is available to repay the commercial paper notes, if necessary.

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
Our right-of-use asset is $37.3 million as of June 30, 2019, and is reported within other assets in our consolidated balance sheets. Current operating lease liabilities are reported within our other current liabilities and other liabilities in our consolidated balance sheets. Total operating lease cost including immaterial amounts attributable to short-term operating leases was $2.2 million and $4.2 million for the three and six months ended June 30, 2019, respectively.

Six Months Ended
June 30,
Other information related to operating leases	2019
(Millions of dollars)

Weighted-average remaining lease term	7 years

Weighted-average discount rate	3.62%

Supplemental cash flows information
Lease payments	$(4.4)
Right-of-use assets obtained in exchange for lease obligations	$9.1

June 30,
Future minimum lease payments under non-cancellable operating leases	2019
(Millions of dollars)
2019 (excluding the six months ended June 30, 2019)	$3.7
2020	7.5
2021	7.1
2022	6.8
2023	5.7
Thereafter	11.6
Total future minimum lease payments	$42.4
Imputed interest	(5.2)
Total operating lease liability	$37.2

Consolidated balance sheets as of June 30, 2019
Current operating lease liability	$6.2
Long-term operating lease liability	31.0
Total operating lease liability	$37.2

The following table sets forth the required disclosures under Topic 842 for the period indicated under Topic 840, as reported in Note 15 of our Notes to Consolidated Financial Statements in our Annual Report:

December 31,
Future minimum lease payments under non-cancellable operating leases	2018
(Millions of dollars)
2019	$6.3
2020	5.1
2021	4.5
2022	4.3
2023	4.2
Thereafter	3.8
Total future minimum lease payments	$28.2

7.	EQUITY

Dividends Declared - In July 2019, we declared a dividend of $0.50 per share ($2.00 per share on an annualized basis) for shareholders of record as of August 12, 2019, payable September 3, 2019.

8.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the effect of reclassifications from accumulated other comprehensive loss in our consolidated statements of income for the periods indicated:

	Three Months Ended		Six Months Ended		Affected Line Item in the
Details About Accumulated Other	June 30,		June 30,		Consolidated Statements
Comprehensive Loss Components	2019	2018	2019	2018	of Income
	(Thousands of dollars)
Pension and other postemployment benefit plan obligations (a)
Amortization of net loss	$8,821	$10,950	$17,642	$21,900
Amortization of unrecognized prior service credit	(168)	(1,142)	(336)	(2,284)
	8,653	9,808	17,306	19,616
Reclassification of stranded tax effects (b)	—	—	(1,218)	—
Regulatory adjustments (c)	(8,440)	(9,537)	(15,662)	(19,074)
	213	271	426	542	Income before income taxes
	(53)	(68)	(106)	(419)	Income tax expense
Total reclassifications for the period	$160	$203	$320	$123	Net income
(a) These components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note 10 for additional detail of our net periodic benefit cost.
(b) Reflects the impact of the adoption of ASU 2018-02 in fiscal year 2019 related to stranded tax effects in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act of 2017. See Note 1 for additional information regarding our adoption of this standard.
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

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Three Months Ended June 30, 2019
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$24,470	52,890	$0.46
Diluted EPS Calculation
Effect of dilutive securities	—	325
Net income available for common stock and common stock equivalents	$24,470	53,215	$0.46

	Three Months Ended June 30, 2018
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$20,419	52,692	$0.39
Diluted EPS Calculation
Effect of dilutive securities	—	207
Net income available for common stock and common stock equivalents	$20,419	52,899	$0.39

	Six Months Ended June 30, 2019
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$118,130	52,858	$2.23
Diluted EPS Calculation			—
Effect of dilutive securities	—	352	—
Net income available for common stock and common stock equivalents	$118,130	53,210	$2.22

	Six Months Ended June 30, 2018
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$111,254	52,648	$2.11
Diluted EPS Calculation
Effect of dilutive securities	—	250
Net income available for common stock and common stock equivalents	$111,254	52,898	$2.10

10.	EMPLOYEE BENEFIT PLANS

The following tables set forth the components of net periodic benefit cost for our pension and other postemployment benefit plans for the periods indicated:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$3,008	$3,230	$6,016	$6,460
Interest cost (a)	10,168	9,200	20,336	18,400
Expected return on assets (a)	(15,485)	(15,145)	(30,970)	(30,290)
Amortization of net loss (a)	8,260	9,978	16,520	19,956
Net periodic benefit cost	$5,951	$7,263	$11,902	$14,526
(a) These amounts, net of any amounts capitalized as a regulatory asset since adoption of ASU 2017-07 on January 1, 2018, have been recognized as other income (expense), net in the consolidated statements of income. See Note 12 for additional detail of our other income (expense), net.

	Other Postemployment Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Thousands of dollars)
Components of net periodic benefit cost (credit)
Service cost	$434	$589	$868	$1,178
Interest cost (a)	2,329	2,279	4,658	4,558
Expected return on assets (a)	(3,147)	(3,571)	(6,294)	(7,142)
Amortization of unrecognized prior service credit (a)	(168)	(1,142)	(336)	(2,284)
Amortization of net loss (a)	561	972	1,122	1,944
Net periodic benefit cost (credit)	$9	$(873)	$18	$(1,746)

(a) These amounts, net of any amounts capitalized as a regulatory asset since adoption of ASU 2017-07 on January 1, 2018, have been recognized as other income (expense), net in the consolidated statements of income. See Note 12 for additional detail of our other income (expense), net.

We recover qualified pension benefit plan and other postemployment benefit plan costs through rates charged to our customers. Certain regulatory authorities require that the recovery of these costs be based on specific guidelines. The difference between these regulatory-based amounts and the periodic benefit cost calculated pursuant to GAAP is deferred as a regulatory asset or liability and amortized to expense over periods in which this difference will be recovered in rates, as authorized by the applicable regulatory authorities. Regulatory deferrals related to net periodic benefit cost were not material for the three and six months ended June 30, 2019 and 2018.

Since adoption of ASU 2017-07 on January 1, 2018, we continue to capitalize all eligible service cost and non-service cost components under the accounting requirements of ASC Topic 980 (Regulated Operations) for rate-regulated entities. Our consolidated balance sheets reflect the capitalized non-service cost components as a regulatory asset. We have recognized a regulatory asset of $2.9 million and $1.5 million as of June 30, 2019 and December 31, 2018, respectively. See Note 3 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information.

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

In January 2019, the OCC issued an order in response to Oklahoma Natural Gas’ March 2018 PBRC filing requiring Oklahoma Natural Gas to credit customers for the reduction in ADIT based upon an amortization period in compliance with the tax normalization rules for the portions of excess ADIT stipulated by the Code and ten years for all other components of excess ADIT. In February 2019, the KCC issued an order adjusting Kansas Gas Service’s base rates, which included an amortization credit associated with the refund of ADIT based on an amortization period in compliance with the tax normalization rules for the portion of excess ADIT stipulated by the Code and five years for all other components of excess ADIT. As a result of the orders in Oklahoma and Kansas, the estimated excess ADIT is being returned to customers beginning in 2019. During the six months ended June 30, 2019, we credited income tax expense $8.9 million for the amortization of the regulatory liability associated with excess ADIT that was returned to customers. The treatment of our excess ADIT in Texas and the degree to which it impacts us will be determined as we work with our regulators.

In 2018, we accrued a separate regulatory liability associated with the change in the federal corporate income tax rates collected in our rates resulting in a reduction to our revenues of $36.6 million for the year ended December 31, 2018. In January 2019, the OCC issued an order that resulted in the establishment of a $15.8 million liability, including interest, at December 31, 2018, for the estimated impact on customer rates of earnings, including amounts attributable to tax savings, above the 9.5 percent approved ROE in the 2018 review period to be returned to customers within the 2019 PBRC filing. In a separate order issued in February 2019, the KCC required Kansas Gas Service to refund the regulatory liability for the portion of its revenue representing the difference between the 21 percent and 35 percent federal corporate income tax rate for the period between January 1, 2018, and through the date on which the KCC issued a final order in Kansas Gas Service’s June 2018 rate case. In the first quarter 2019, we accrued an additional $2.4 million reduction to revenues for the period until new rates were implemented in Kansas. The refund of $16.6 million was issued through a bill credit in the second quarter 2019. In 2018,

Texas Gas Service issued one-time refunds totaling $6.6 million for the reduction in the federal corporate income tax rate for the period between January 1, 2018, to the dates new rates were implemented in its service areas.

12.	OTHER INCOME AND OTHER EXPENSE

The following table sets forth the components of other income and other expense for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Thousands of dollars)
Net periodic benefit cost other than service cost	$(1,469)	$(2,403)	$(3,068)	$(4,137)
Other, net	604	209	2,632	(221)
Total other expense, net	$(865)	$(2,194)	$(436)	$(4,358)

13.	COMMITMENTS AND CONTINGENCIES

Environmental Matters - We are subject to multiple historical, wildlife preservation and environmental laws and/or regulations, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, hazardous materials transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits or the discovery of presently unknown environmental conditions may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and six months ended June 30, 2019 and 2018.

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

In Kansas, we have an AAO that allows Kansas Gas Service to defer and seek recovery of costs necessary for investigation and remediation at, and nearby, these 12 former MGP sites that are incurred after January 1, 2017, up to a cap of $15.0 million, net of any related insurance recoveries. Costs approved for recovery in a future rate proceeding would then be amortized over a 15-year period. The unamortized amounts will not be included in rate base or accumulate carrying charges. At the time future investigation and remediation work, net of any related insurance recoveries, is expected to exceed $15.0 million, Kansas Gas Service will be required to file an application with the KCC for approval to increase the $15.0 million cap.

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

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and six months ended June 30, 2019 and 2018. A number of environmental issues may exist with respect to MGP sites that are unknown to us. Accordingly, future costs are dependent on the final determination and regulatory approval of any remedial actions, the complexity of the site, level of remediation required, changing technology and governmental regulations, and to the extent not recovered by insurance or recoverable in rates from our customers, could be material to our financial condition, results of operations or cash flows.

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

In April 2016, PHMSA published a NPRM, the Safety of Gas Transmission & Gathering Lines Rule, in the Federal Register to revise pipeline safety regulations applicable to the safety of onshore natural gas transmission and gathering pipelines. Proposals include changes to pipeline integrity-management requirements and other safety-related requirements. The NPRM comment period ended July 7, 2016, and comments are under review by PHMSA. As part of the comment review process, PHMSA is being advised by the Technical Pipeline Safety Standards Committee, informally known by PHMSA as the GPAC, a statutorily mandated advisory committee that advises PHMSA on proposed safety policies for natural gas pipelines.  The GPAC reviews PHMSA's proposed regulatory initiatives to assure the technical feasibility, reasonableness, cost-effectiveness and practicality of each proposal. The GPAC has met six times since January 2017 to review public comments and make recommendations to PHMSA. The GPAC completed their review of the NPRM on March 28, 2018, except for gas gathering pipelines. The GPAC met in June 2019 on gathering pipelines. In addition to reviewing public and committee comments, PHMSA announced they will split this NPRM into three separate final rulemakings:

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

Derivative Instruments -  At June 30, 2019, we held purchased natural gas call options for the heating season ending March 31, 2020, with total notional amounts of 15.1 Bcf, for which we paid premiums of $3.9 million, and had a fair value of $3.0 million. At December 31, 2018, we held purchased natural gas call options for the heating season ended March 31, 2019, with total notional amounts of 14.3 Bcf, for which we paid premiums of $4.1 million, and had a fair value of $2.1 million. The premiums paid and any cash settlements received are recorded as part of our unrecovered purchased-gas costs in current regulatory assets as these contracts are included in, and recoverable through, the purchased-gas cost adjustment mechanisms. Additionally, changes in fair value associated with these contracts are deferred as part of our unrecovered purchased-gas costs in our consolidated balance sheets. Our natural gas call options are classified as Level 1, as fair value amounts are based on unadjusted quoted prices in active markets including NYMEX-settled prices. There were no transfers between levels for the three and six months ended June 30, 2019 and 2018.

Other Financial Instruments - The approximate fair value of cash and cash equivalents, accounts receivable and accounts payable is equal to book value, due to the short-term nature of these items. Our cash and cash equivalents are comprised of bank and money market accounts, and are classified as Level 1. Our other current and noncurrent assets include $1.5 million of corporate bonds and $1.5 million of United States treasury notes, for which the fair value approximates our cost and are also classified as Level 1.

Short-term notes payable and commercial paper are due upon demand and, therefore, the carrying amounts approximate fair value and are classified as Level 1. The book value of our long-term debt, including current maturities, was $1.3 billion at both June 30, 2019 and December 31, 2018. The estimated fair value of our long-term debt, including current maturities, was $1.5 billion and $1.4 billion at June 30, 2019 and December 31, 2018, respectively. The estimated fair value of our long-term debt at June 30, 2019 and December 31, 2018, was determined using quoted market prices, and is classified as Level 2.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the Notes to Consolidated Financial Statements in this Quarterly Report, as well as our Annual Report.  Due to the seasonal nature of our business, the results of operations for the three and six months ended June 30, 2019, are not necessarily indicative of the results that may be expected for a 12-month period.

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

For further discussion see “Liquidity and Capital Resources - Tax Reform” below.

Dividend - In July 2019, we declared a dividend of $0.50 per share ($2.00 per share on an annualized basis) for shareholders of record as of August 12, 2019, payable September 3, 2019.

REGULATORY ACTIVITIES

Oklahoma - Oklahoma Natural Gas’ 2018 PBRC filing contained two deferred liabilities subject to review and potential refund related to the effects of the Tax Cuts and Jobs Act of 2017. First, a regulatory liability was established reflecting the remeasurement of ADIT for the change in the federal corporate income tax rate. Second, a regulatory liability was established reflecting a credit for earnings above the top of the ROE dead-band of 10 percent. In January 2019, the OCC issued an order requiring Oklahoma Natural Gas to lower base rates by $11.3 million beginning February 2019 to reflect the lower federal corporate income tax rate and the authorized ROE of 9.5 percent prospectively and to credit customers for excess ADIT based upon an amortization period in compliance with the tax normalization rules for the portions of excess ADIT stipulated by the Code and ten years for all other components. This order also required the March 15, 2019 PBRC filing to include the return of all earnings above 9.5 percent occurring in the 2018 test year.

On March 15, 2019, Oklahoma Natural Gas filed its third annual PBRC application following the general rate case that was approved in January 2016. This filing was made in compliance with the January 2019 OCC order settling tax issues resulting from the Tax Cuts and Jobs Act of 2017. A settlement was reached and a joint stipulation has been filed. This stipulation includes a PBRC credit of $15.6 million to be spread over a 12-month period and a credit of $12.7 million associated with excess ADIT. In June 2019, the Administrative Law Judge recommended that the OCC approve the joint stipulation. An order from the OCC is expected in the third quarter 2019.

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

In June 2018, Kansas Gas Service filed a request with the KCC for an increase in base rates, reflecting investments in system improvements and changes in operating costs necessary to maintain the safety and reliability of its natural gas distribution system as well as addressing the tax issues resulting from the Tax Cuts and Jobs Act of 2017. In February 2019, the KCC issued an order that included a net base rate increase of $18.6 million and a GSRS pre-tax carrying charge of approximately 9.1 percent. Kansas Gas Service was already recovering $2.9 million from customers through the GSRS, therefore, this order represents a total base rate increase of $21.5 million. The increase in base rates reflects an amortization credit for the refund of excess ADIT over a period in compliance with the tax normalization rules for the portions stipulated by the Code and five years for all other components of excess ADIT. Additionally, the settlement provides for extending application of the weather normalization adjustment rider to small transportation customers and the implementation of a cybersecurity cost tracker. In a separate order issued by the KCC, Kansas Gas Service is required to refund to customers the amount of the regulatory liability for the decrease in the federal corporate income tax rate in 2018 through the date on which Kansas Gas Service’s new rates went into effect in February 2019. The refund of $16.6 million was issued through a bill credit in the second quarter 2019.

Texas - West Texas Service Area - In March 2019, Texas Gas Service made GRIP filings for all customers in the West Texas service area. In June 2019, the RCC and the cities in the West Texas service area agreed to an increase of $4.1 million, and new rates became effective in July 2019.

In March 2018, Texas Gas Service made GRIP filings for all customers in the West Texas service area. In June 2018, the RRC and the cities in the West Texas service area agreed to an increase of $3.5 million, and new rates became effective in July 2018.

Central Texas Service Area - In March 2019, Texas Gas Service made GRIP filings for all customers in the Central Texas service area. In June 2019, the RCC and the cities in the Central Texas service area agreed to an increase of $5.5 million, and new rates became effective in June 2019.

In March 2018, Texas Gas Service made GRIP filings for all customers in the Central Texas service area. In June 2018, the RRC and the cities in the Central Texas service area agreed to an increase of $3.3 million, and new rates became effective in July 2018.

Other Texas Service Areas - In the normal course of business, Texas Gas Service has filed rate cases and sought GRIP and COSA increases in various other Texas jurisdictions to address investments in rate base and changes in expenses. Annual rate increases associated with these filings that were approved totaled $0.1 million for the six months ended June 30, 2019, and $1.6 million for the year ended December 31, 2018.

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

The treatment of excess ADIT by our regulators is not expected to have a material impact on earnings, as any reduction or credit in rates is offset by the amortization of the regulatory liability as a credit in income tax expense. During the six months ended June 30, 2019, we credited income tax expense $8.9 million for the amortization of the regulatory liability associated with excess ADIT that was returned to customers. See “Liquidity and Capital Resources - Tax Reform” and Note 11 of the Notes to Consolidated Financial Statements for additional discussion of the Tax Cuts and Jobs Act of 2017.

FINANCIAL RESULTS AND OPERATING INFORMATION

We operate in one reportable and operating business segment: regulated utilities that deliver natural gas to residential, commercial, industrial and transportation customers. The accounting policies for our segment are the same as described in Note 1 of our Notes to Consolidated Financial Statements in our Annual Report. We evaluate our financial performance principally on operating income.

Selected Financial Results - For the three months ended June 30, 2019, net income was $24.5 million, or $0.46 per diluted share, compared with $20.4 million, or $0.39 per diluted share, in the same period last year. For the six months ended June 30, 2019, net income was $118.1 million, or $2.22 per diluted share, compared with $111.3 million, or $2.10 per diluted share in the same period last year.

The following table sets forth certain selected financial results for our operations for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2019 vs. 2018		2019 vs. 2018
Financial Results	2019	2018	2019	2018	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars, except percentages)
Natural gas sales	$258.6	$260.2	$877.2	$856.2	$(1.6)	(1)%	$21.0	2%
Transportation revenues	24.1	24.1	59.1	57.6	—	—%	1.5	3%
Other revenues	7.9	8.3	15.3	17.2	(0.4)	(5)%	(1.9)	(11)%
Total revenues	290.6	292.6	951.6	931.0	(2.0)	(1)%	20.6	2%
Cost of natural gas	82.6	94.2	447.7	444.6	(11.6)	(12)%	3.1	1%
Net margin	208.0	198.4	503.9	486.4	9.6	5%	17.5	4%
Operating costs	116.1	117.6	240.6	236.4	(1.5)	(1)%	4.2	2%
Depreciation and amortization	45.0	39.8	88.8	78.7	5.2	13%	10.1	13%
Operating income	$46.9	$41.0	$174.5	$171.3	$5.9	14%	$3.2	2%
Capital expenditures	$101.0	$89.2	$184.3	$175.8	$11.8	13%	$8.5	5%
Asset removal costs	$13.2	$18.4	$24.3	$25.8	$(5.2)	(28)%	$(1.5)	(6)%

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

The following table sets forth a reconciliation of net margin to the most directly comparable GAAP measure for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2019 vs. 2018		2019 vs. 2018
Non-GAAP Reconciliation	2019	2018	2019	2018	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars, except percentages)
Total revenues	$290.6	$292.6	$951.6	$931.0	$(2.0)	(1)%	$20.6	2%
Cost of natural gas	82.6	94.2	447.7	444.6	(11.6)	(12)%	3.1	1%
Net margin	$208.0	$198.4	$503.9	$486.4	$9.6	5%	$17.5	4%

The following table sets forth our net margin by type of customer for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2019 vs. 2018		2019 vs. 2018
Net Margin	2019	2018	2019	2018	Increase (Decrease)		Increase (Decrease)
Natural gas sales	(Millions of dollars, except percentages)
Residential	$147.0	$137.1	$355.7	$341.2	$9.9	7%	$14.5	4%
Commercial and industrial	27.6	27.5	69.7	67.2	0.1	—%	2.5	4%
Other	1.5	1.4	4.2	3.2	0.1	7%	1.0	31%
Net margin on natural gas sales	176.1	166.0	429.6	411.6	10.1	6%	18.0	4%
Transportation revenues	24.1	24.1	59.1	57.6	—	—%	1.5	3%
Other revenues	7.8	8.3	15.2	17.2	(0.5)	(6)%	(2.0)	(12)%
Net margin	$208.0	$198.4	$503.9	$486.4	$9.6	5%	$17.5	4%

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

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2019 vs. 2018		2019 vs. 2018
Net Margin on Natural Gas Sales	2019	2018	2019	2018	Increase (Decrease)		Increase (Decrease)
Net margin on natural gas sales	(Millions of dollars, except percentages)
Fixed margin	$148.7	$137.7	$290.9	$274.1	$11.0	8%	$16.8	6%
Variable margin	27.4	28.3	138.7	137.5	(0.9)	(3)%	1.2	1%
Net margin on natural gas sales	$176.1	$166.0	$429.6	$411.6	$10.1	6%	$18.0	4%

Net margin increased $9.6 million for the three months ended June 30, 2019, compared with the same period last year, due primarily to the following:

•	an increase of $10.4 million from new rates; and

•	an increase of $1.5 million in residential sales due primarily to net customer growth in Oklahoma and Texas; offset by

•	a decrease of $2.0 million due to lower sales volumes, net of weather normalization, primarily in Kansas.

Net margin increased $17.5 million for the six months ended June 30, 2019, compared with the same period last year, due primarily to the following:

•	an increase of $14.3 million from new rates;

•	an increase of $2.9 million in residential sales due primarily to net customer growth in Oklahoma and Texas; and

•	an increase of $1.3 million due to higher sales volumes, net of weather normalization, in Texas; offset by

•	a decrease of $0.9 million due to the impact of the retroactive 2017 compressed natural gas federal excise tax credit enacted in February 2018.

Operating costs decreased $1.5 million for the three months ended June 30, 2019, compared with the same period last year, due primarily to a decrease of $2.7 million in employee-related costs.

Operating costs increased $4.2 million for the six months ended June 30, 2019, compared with the same period last year, due primarily to the following:

•	an increase of $1.9 million in legal-related costs; and

•	an increase of $1.6 million in employee-related costs.

Depreciation and amortization expense increased $5.2 million and $10.1 million for the three and six months ended June 30, 2019, respectively, compared with the same periods last year, due primarily to an increase in depreciation from our capital expenditures being placed in service, higher depreciation rates in Kansas and an increase in the amortization of the ad-valorem surcharge rider in Kansas.

Other Factors Affecting Net Income - Other factors that affect net income for the three months ended June 30, 2019, compared with the same period last year, include the following:

•
a decrease of $1.3 million in other expense, net, due primarily to earnings on investments associated with nonqualified employee benefit plans, which offset the increase in costs for the plans included in operating costs; and

•
an increase of $3.4 million in interest expense resulting primarily from the refinancing of our $300 million Senior Notes, with a 2.07 percent interest rate, with $400 million Senior Notes, with a 4.50 percent interest rate due November 2048.

Other factors that affect net income for the six months ended June 30, 2019, compared with the same period last year, include the following:

•
a decrease of $3.9 million in other expense, net, due primarily to earnings on investments associated with nonqualified employee benefit plans, which offset the increase in costs for the plans included in operating costs; and

•
an increase of $6.8 million in interest expense resulting primarily from the refinancing of our $300 million Senior Notes, with a 2.07 percent interest rate, with $400 million Senior Notes, with a 4.50 percent interest rate due November 2048; and

•	a decrease of $6.6 million in income tax expense due primarily to the amortization of the excess ADIT we are crediting to customers, which is offset in revenues.

Income tax expense reflects the amortization of the excess ADIT, which is offset in revenues, of $2.1 million and $8.9 million, respectively, for the three and six months ended June 30, 2019, respectively.

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

Capital expenditures and asset removal costs increased $6.6 million and $7.0 million for the three and six months ended June 30, 2019, respectively, compared with the same periods last year, due primarily to increased system integrity activities and extending service to new areas. Our capital expenditures and asset removal costs are expected to be approximately $450.0 million for 2019.

Selected Operating Information - The following tables set forth certain selected operating information for the periods indicated:

	Three Months Ended								Variances
	June 30,								2019 vs. 2018
(in thousands)	2019				2018				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	805	585	632	2,022	798	586	624	2,008	7	(1)	8	14
Commercial and industrial	75	50	35	160	74	50	35	159	1	—	—	1
Wholesale and public authority	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	6	1	12	5	6	1	12	—	—	—	—
Total customers	885	641	671	2,197	877	642	663	2,182	8	(1)	8	15

	Six Months Ended								Variances
	June 30,								2019 vs. 2018
(in thousands)	2019				2018				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	806	588	630	2,024	801	588	624	2,013	5	—	6	11
Commercial and industrial	75	50	36	161	74	50	35	159	1	—	1	2
Wholesale and public authority	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	6	1	12	5	6	1	12	—	—	—	—
Total customers	886	644	670	2,200	880	644	663	2,187	6	—	7	13

The following table reflects the total volumes delivered, excluding the effects of weather normalization mechanisms on sales volumes.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Volumes (MMcf)	2019	2018	2019	2018
Natural gas sales
Residential	13,417	15,605	79,114	76,590
Commercial and industrial	5,093	5,881	24,365	23,871
Wholesale and public authority	384	355	1,527	1,222
Total sales volumes delivered	18,894	21,841	105,006	101,683
Transportation	51,426	51,770	117,011	116,686
Total volumes delivered	70,320	73,611	222,017	218,369

Total sales volumes delivered decreased for the three months ended June 30, 2019, compared with the same period last year, due primarily to warmer weather in the second quarter 2019. Total sales volumes delivered increased for the six months ended June 30, 2019, compared with the same period last year, due primarily to colder weather in the first quarter 2019. The impact of weather on residential and commercial net margin is mitigated by weather-normalization mechanisms in all jurisdictions.

The following table sets forth the HDD’s in our service areas for the periods indicated:

	Three Months Ended
	June 30,
	2019		2018		2019 vs. 2018	2019	2018
Heating Degree Days	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	188	191	337	191	(44)%	98%	176%
Kansas	342	396	486	419	(30)%	86%	116%
Texas	51	52	35	54	46%	98%	65%

	Six Months Ended
	June 30,
	2019		2018		2019 vs. 2018	2019	2018
Heating Degree Days	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	2,265	1,966	2,207	1,966	3%	115%	112%
Kansas	3,093	2,924	2,975	2,947	4%	106%	101%
Texas	1,054	1,058	938	1,062	12%	100%	88%

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

•
Kansas - For April 2019 and forward, a 30-year rolling average for years 1988-2017 calculated based on published actuals by the National Oceanic and Atmospheric Administration, as calculated using three weather stations across Kansas and weighted on HDDs by weather station and customers. For 2017 to March 2019, 30-year average for years 1981-2010 published by the National Oceanic and Atmospheric Administration, as calculated using four weather stations across Kansas and weighted on HDDs by weather station and customers.

•
Texas - An average of HDDs authorized in our most recent rate proceeding in each jurisdiction and weighted using a rolling 10-year average of actual natural gas distribution sales volumes by jurisdiction.

Actual HDDs are based on the quarter-to-date and year-to-date weighted average of:

•	11 weather stations and customers by month for Oklahoma;

•	3 weather stations and customers by month for Kansas; and

•	9 weather stations and natural gas distribution sales volumes by service area for Texas.

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

We believe that the combination of the significant residential component of our customer base, the fixed-charge component of our natural gas sales and our regulatory rate mechanisms that we have in place result in a stable cash flow profile. Because the energy consumption of residential customers is less volatile compared with commercial and industrial customers, our business historically has generated stable and predictable earnings and cash flows. Additionally, we have regulatory rate mechanisms in place in each jurisdiction to reduce the lag in earning a return on our capital expenditures. We anticipate that our cash flow generated from operations and our expected short- and long-term financing arrangements will enable us to maintain our current and planned level of operations and provide us flexibility to finance our infrastructure investments.

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

The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. At June 30, 2019, our total debt-to-capital ratio was 43 percent, and we were in compliance with all covenants under the ONE Gas Credit Agreement.

We may reduce the unutilized portion of the ONE Gas Credit Agreement in whole or in part without premium or penalty. The ONE Gas Credit Agreement contains customary events of default. Upon the occurrence of certain events of default, the obligations under the ONE Gas Credit Agreement may be accelerated and the commitments may be terminated.

At June 30, 2019, we had $1.2 million in letters of credit issued and no borrowings under the ONE Gas Credit Agreement. At June 30, 2019, we had approximately $11.1 million of cash and cash equivalents and $698.8 million of remaining credit available under the ONE Gas Credit Agreement.

We have a commercial paper program under which we may issue unsecured commercial paper up to a maximum amount of $700 million to fund short-term borrowing needs. The maturities of the commercial paper notes may vary but may not exceed 270 days from the date of issue. The commercial paper notes are generally sold at par less a discount representing an interest factor. At June 30, 2019, we had $293.0 million of commercial paper outstanding. The ONE Gas Credit Agreement is available to repay the commercial paper notes, if necessary.

Long-Term Debt - In November 2018, we issued $400 million of 4.50 percent senior notes due 2048. The proceeds from the issuance were used to retire the $300 million 2.07 percent senior notes due 2019, to reduce the amount of outstanding commercial paper and for general corporate purposes.

The indenture governing our Senior Notes includes an event of default upon the acceleration of other indebtedness of $100 million or more. Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding Senior Notes to declare those Senior Notes immediately due and payable in full. At June 30, 2019, our long-term debt-to-capital ratio was 38 percent.

Credit Ratings - Our credit ratings as of June 30, 2019, were:

Rating Agency	Rating	Outlook
Moody’s	A2	Stable
S&P	A	Stable

Our commercial paper is currently rated Prime-1 by Moody’s and A-1 by S&P. We intend to maintain strong credit metrics while we pursue a balanced approach to capital investment and a return of capital to shareholders via a dividend that we believe will be competitive with our peer group.

Pension and Other Postemployment Benefit Plans - Information about our pension and other postemployment benefits plans, including anticipated contributions, is included under Note 12 of the Notes to Consolidated Financial Statements in our Annual Report. See Note 10 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Six Months Ended
	June 30,		Variance
	2019	2018	2019 vs. 2018
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$241.2	$400.0	$(158.8)
Investing activities	(187.3)	(175.8)	(11.5)
Financing activities	(64.1)	(226.0)	161.9
Change in cash and cash equivalents	(10.2)	(1.8)	(8.4)
Cash and cash equivalents at beginning of period	21.3	14.4	6.9
Cash and cash equivalents at end of period	$11.1	$12.6	$(1.5)

Operating Cash Flows - Changes in cash flows from operating activities are due primarily to changes in net margin and operating expenses discussed in Financial Results and Operating Information, the effects of tax reform discussed in Regulatory Activities and changes in working capital. Changes in natural gas prices and demand for our services or natural gas, whether because of general economic conditions, changes in supply or increased competition from other service providers, could affect our earnings and operating cash flows. Typically, our cash flows from operations are greater in the first half of the year compared with the second half of the year.

Operating cash flows were lower for the six months ended June 30, 2019, compared with the same period in 2018, due primarily to working capital changes resulting from the timing of customer collections, payments for natural gas purchases, and gas cost recoveries from our purchased gas cost mechanisms, which vary from period to period and vary with changes in commodity prices.

Investing Cash Flows - Cash used in investing activities increased for the six months ended June 30, 2019, compared with the prior period, due primarily to an increase in capital expenditures related to increased system integrity activities and extending service to new areas.

Financing Cash Flows - Cash used in financing activities decreased for the six months ended June 30, 2019, compared with the prior period, due primarily to smaller repayments of notes payable in the current period.

ENVIRONMENTAL, SAFETY AND REGULATORY MATTERS

Environmental Matters - We are subject to multiple historical, wildlife preservation and environmental laws and/or regulations, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, hazardous materials transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits or the discovery of presently unknown environmental conditions may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and six months ended June 30, 2019 and 2018.

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

In Kansas, we have an AAO that allows Kansas Gas Service to defer and seek recovery of costs necessary for investigation and remediation at, and nearby, these 12 former MGP sites that are incurred after January 1, 2017, up to a cap of $15.0 million, net of any related insurance recoveries. Costs approved for recovery in a future rate proceeding would then be amortized over a 15-year period. The unamortized amounts will not be included in rate base or accumulate carrying charges. At the time future investigation and remediation work, net of any related insurance recoveries, is expected to exceed $15.0 million, Kansas Gas Service will be required to file an application with the KCC for approval to increase the $15.0 million cap.

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

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and six months ended June 30, 2019 and 2018. A number of environmental issues may exist with respect to MGP sites that are unknown to us. Accordingly, future costs are dependent on the final determination and regulatory approval of any remedial actions, the complexity of the site, level of remediation required, changing technology and governmental regulations, and to the extent not recovered by insurance or recoverable in rates from our customers, could be material to our financial condition, results of operations or cash flows.

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

In April 2016, PHMSA published a NPRM, the Safety of Gas Transmission & Gathering Lines Rule, in the Federal Register to revise pipeline safety regulations applicable to the safety of onshore natural gas transmission and gathering pipelines. Proposals include changes to pipeline integrity-management requirements and other safety-related requirements. The NPRM comment period ended July 7, 2016, and comments are under review by PHMSA. As part of the comment review process, PHMSA is being advised by the Technical Pipeline Safety Standards Committee, informally known by PHMSA as the GPAC, a statutorily mandated advisory committee that advises PHMSA on proposed safety policies for natural gas pipelines.  The GPAC reviews PHMSA's proposed regulatory initiatives to assure the technical feasibility, reasonableness, cost-effectiveness and practicality of each proposal. The GPAC has met six times since January 2017 to review public comments and make recommendations to PHMSA. The GPAC completed their review of the NPRM on March 28, 2018, except for gas gathering pipelines. The GPAC met in June 2019 on gathering pipelines. In addition to reviewing public and committee comments, PHMSA announced they will split this NPRM into three separate final rulemakings:

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

Additional information about our environmental matters is included in the section entitled “Environmental Matters” in Note 13 of the Notes to Consolidated Financial Statements in this Quarterly Report.

Regulatory - Several regulatory initiatives impacted the earnings and future earnings potential of our business. See additional information regarding our regulatory initiatives in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

IMPACT OF NEW ACCOUNTING STANDARDS

Information about the impact of new accounting standards, if any, is included in Note 1 of the Notes to Consolidated Financial Statements in this Quarterly Report.

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the second quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.2	Amended and Restated By-Laws of ONE Gas, Inc. dated July 23, 2018 (incorporated by reference to Exhibit 3.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on July 27, 2018 (File No. 1-36108)).

31.1	Certification of Pierce H. Norton II pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Caron A. Lawhorn pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Pierce H. Norton II pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Caron A. Lawhorn pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101. PRE	XBRL Presentation Linkbase Document.

101.DEF	XBRL Extension Definition Linkbase Document.

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018; (iv) Consolidated Balance Sheets at June 30, 2019 and December 31, 2018; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018; (vi) Consolidated Statements of Equity for the three and six months ended June 30, 2019 and 2018; and (vii) Notes to Consolidated Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 30, 2019		ONE Gas, Inc.
Registrant

	By:	/s/ Caron A. Lawhorn
Caron A. Lawhorn
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)