Form 10-Q
period 2019-09-30
ONE Gas, Inc.
filed 2019-10-29
CIK 1587732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019.
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

On October 21, 2019, the Company had 52,737,473 shares of common stock outstanding.

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
Heating Degree Day or HDD
A measure designed to reflect the demand for energy needed for heating based on the extent to which the daily average temperature falls below a reference temperature for which no heating is required, usually 65 degrees Fahrenheit

HCA(s)	High consequence area(s)
IRS	U.S. Internal Revenue Service
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
LDC	Local distribution company
MAOP(s)	Maximum allowable operating pressure(s)
MGP	Manufactured gas plant
MMcf	Million cubic feet
Moody’s	Moody’s Investors Service, Inc.
Net margin	Non-GAAP measure defined as total revenues less cost of natural gas
NOL	Net operating loss
NPRM	Notice of Proposed Rulemaking
NYMEX	New York Mercantile Exchange
OCC	Oklahoma Corporation Commission
ONE Gas	ONE Gas, Inc.
ONE Gas Credit Agreement	ONE Gas’ $700 million amended and restated revolving credit agreement which expires on October 4, 2024
ONEOK	ONEOK, Inc. and its subsidiaries
PBRC	Performance-Based Rate Change
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
Pipeline Safety, Regulatory Certainty and Job Creation Act	Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011, as amended
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
ROE	Return on equity, calculated consistent with utility ratemaking principles in each jurisdiction in which we operate
RRC	Railroad Commission of Texas
S&P	Standard & Poor’s Ratings Services
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes	ONE Gas’ registered notes consisting of $300 million of 3.61 percent senior notes due 2024, $600 million of 4.658 percent senior notes due 2044 and $400 million of 4.50 percent notes due 2048
Separation and Distribution Agreement	Separation and Distribution Agreement dated January 14, 2014, between ONEOK and ONE Gas
XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2019	2018	2019	2018
	(Thousands of dollars, except per share amounts)

Total revenues	$248,563	$238,280	$1,200,123	$1,169,265

Cost of natural gas	49,607	51,256	497,271	495,834

Operating expenses
Operations and maintenance	100,486	96,443	310,243	302,103
Depreciation and amortization	45,471	40,344	134,260	118,991
General taxes	14,222	13,996	45,062	44,763
Total operating expenses	160,179	150,783	489,565	465,857
Operating income	38,777	36,241	213,287	207,574
Other expense, net	(1,397)	(1,929)	(1,833)	(6,287)
Interest expense, net	(15,783)	(12,365)	(46,968)	(36,720)
Income before income taxes	21,597	21,947	164,486	164,567
Income taxes	(4,140)	(5,671)	(28,899)	(37,037)
Net income	$17,457	$16,276	$135,587	$127,530

Earnings per share
Basic	$0.33	$0.31	$2.56	$2.42
Diluted	$0.33	$0.31	$2.55	$2.41

Average shares (thousands)
Basic	52,933	52,736	52,883	52,678
Diluted	53,267	53,112	53,229	52,969
Dividends declared per share of stock	$0.50	$0.46	$1.50	$1.38
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2019	2018	2019	2018
	(Thousands of dollars)
Net income	$17,457	$16,276	$135,587	$127,530
Other comprehensive income, net of tax
Change in pension and other postemployment benefit plan liability, net of tax of $(53), $(68), $(159) and $(487), respectively	160	203	480	326
Total other comprehensive income, net of tax	160	203	480	326
Comprehensive income	$17,617	$16,479	$136,067	$127,856
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Unaudited)	2019	2018
Assets	(Thousands of dollars)
Property, plant and equipment
Property, plant and equipment	$6,336,041	$6,073,143
Accumulated depreciation and amortization	1,847,573	1,789,431
Net property, plant and equipment	4,488,468	4,283,712
Current assets
Cash and cash equivalents	12,562	21,323
Accounts receivable, net	130,768	295,421
Materials and supplies	56,788	44,333
Natural gas in storage	118,450	107,295
Regulatory assets	54,123	54,420
Other current assets	16,992	20,495
Total current assets	389,683	543,287
Goodwill and other assets
Regulatory assets	416,140	437,479
Goodwill	157,953	157,953
Other assets	80,936	46,211
Total goodwill and other assets	655,029	641,643
Total assets	$5,533,180	$5,468,642
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS
(Continued)
	September 30,	December 31,
(Unaudited)	2019	2018
Equity and Liabilities	(Thousands of dollars)
Equity and long-term debt
Common stock, $0.01 par value: authorized 250,000,000 shares; issued and outstanding 52,736,623 shares at September 30, 2019; issued 52,598,005 and outstanding 52,564,902 shares at December 31, 2018	$527	$526
Paid-in capital	1,728,237	1,727,492
Retained earnings	377,941	320,869
Accumulated other comprehensive loss	(4,824)	(4,086)
Treasury stock, at cost: 33,103 shares at December 31, 2018	—	(2,145)
Total equity	2,101,881	2,042,656
Long-term debt, excluding current maturities, and net of issuance costs of $11,048 and $11,457, respectively	1,285,937	1,285,483
Total equity and long-term debt	3,387,818	3,328,139
Current liabilities
Notes payable	395,000	299,500
Accounts payable	62,575	174,510
Accrued taxes other than income	47,205	47,640
Regulatory liabilities	48,784	48,394
Customer deposits	57,531	61,183
Other current liabilities	66,660	67,664
Total current liabilities	677,755	698,891
Deferred credits and other liabilities
Deferred income taxes	675,613	652,426
Regulatory liabilities	506,961	520,866
Employee benefit obligations	164,206	178,720
Other deferred credits	120,827	89,600
Total deferred credits and other liabilities	1,467,607	1,441,612
Commitments and contingencies
Total liabilities and equity	$5,533,180	$5,468,642
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended
	September 30,
(Unaudited)	2019	2018
	(Thousands of dollars)
Operating activities
Net income	$135,587	$127,530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	134,260	118,991
Deferred income taxes	9,099	36,637
Share-based compensation expense	7,153	6,195
Provision for doubtful accounts	4,600	6,758
Changes in assets and liabilities:
Accounts receivable	160,053	159,574
Materials and supplies	(12,455)	(691)
Natural gas in storage	(11,155)	3,673
Asset removal costs	(38,101)	(39,195)
Accounts payable	(113,665)	(63,857)
Accrued taxes other than income	(435)	7,436
Customer deposits	(3,652)	758
Regulatory assets and liabilities	20,196	100,268
Other assets and liabilities	(2,942)	(27,309)
Cash provided by operating activities	288,543	436,768
Investing activities
Capital expenditures	(305,797)	(279,346)
Other investing expenditures	(4,056)	—
Other investing receipts	1,036	—
Cash used in investing activities	(308,817)	(279,346)
Financing activities
Borrowings (repayments) on notes payable, net	95,500	(81,215)
Issuance of common stock	2,536	2,390
Dividends paid	(79,055)	(72,432)
Tax withholdings related to net share settlements of stock compensation	(7,468)	(8,148)
Cash provided by (used in) financing activities	11,513	(159,405)
Change in cash and cash equivalents	(8,761)	(1,983)
Cash and cash equivalents at beginning of period	21,323	14,413
Cash and cash equivalents at end of period	$12,562	$12,430
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)	Common Stock Issued	Common Stock	Paid-in Capital
	(Shares)	(Thousands of dollars)

January 1, 2019	52,598,005	$526	$1,727,492
Net income	—	—	—
Other comprehensive income	—	—	—
Reclassification of stranded tax effects	—	—	—
Common stock issued and other	88,629	1	(7,499)
Common stock dividends - $0.50 per share	—	—	227
March 31, 2019	52,686,634	$527	$1,720,220
Net income	—	—	—
Other comprehensive income	—	—	—
Common stock issued and other	47,588	—	5,397
Common stock dividends - $0.50 per share	—	—	226
June 30, 2019	52,734,222	$527	$1,725,843
Net income	—	—	—
Other comprehensive income	—	—	—
Common stock issued and other	2,401	—	2,169
Common stock dividends - $0.50 per share	—	—	225
September 30, 2019	52,736,623	$527	$1,728,237

January 1, 2018	52,598,005	$526	$1,737,551
Net income	—	—	—
Other comprehensive income	—	—	—
Common stock issued and other	—	—	(16,074)
Common stock dividends - $0.46 per share	—	—	224
March 31, 2018	52,598,005	$526	$1,721,701
Net income	—	—	—
Other comprehensive income	—	—	—
Common stock issued and other	—	—	1,867
Common stock dividends - $0.46 per share	—	—	227
June 30, 2018	52,598,005	$526	$1,723,795
Net income	—	—	—
Other comprehensive income	—	—	—
Common stock issued and other	—	—	1,345
Common stock dividends - $0.46 per share	—	—	221
September 30, 2018	52,598,005	$526	$1,725,361
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(Continued)
(Unaudited)	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
	(Thousands of dollars)

January 1, 2019	$320,869	$(2,145)	$(4,086)	$2,042,656
Net income	93,660	—	—	93,660
Other comprehensive income	—	—	160	160
Reclassification of stranded tax effects	1,218	—	(1,218)	—
Common stock issued and other	—	2,145	—	(5,353)
Common stock dividends - $0.50 per share	(26,570)	—	—	(26,343)
March 31, 2019	$389,177	$—	$(5,144)	$2,104,780
Net income	24,470	—	—	24,470
Other comprehensive income	—	—	160	160
Common stock issued and other	—	—	—	5,397
Common stock dividends - $0.50 per share	(26,570)	—	—	(26,344)
June 30, 2019	$387,077	$—	$(4,984)	$2,108,463
Net income	17,457	—	—	17,457
Other comprehensive income	—	—	160	160
Common stock issued and other	—	—	—	2,169
Common stock dividends - $0.50 per share	(26,593)	—	—	(26,368)
September 30, 2019	$377,941	$—	$(4,824)	$2,101,881

January 1, 2018	$246,121	$(18,496)	$(5,493)	$1,960,209
Net income	90,835	—	—	90,835
Other comprehensive income	—	—	(80)	(80)
Common stock issued and other	—	10,195	—	(5,879)
Common stock dividends - $0.46 per share	(24,361)	—	—	(24,137)
March 31, 2018	$312,595	$(8,301)	$(5,573)	$2,020,948
Net income	20,419	—	—	20,419
Other comprehensive income	—	—	203	203
Common stock issued and other	—	3,042	—	4,909
Common stock dividends - $0.46 per share	(24,362)	—	—	(24,135)
June 30, 2018	$308,652	$(5,259)	$(5,370)	$2,022,344
Net income	16,276	—	—	16,276
Other comprehensive income	—	—	203	203
Common stock issued and other	—	616	—	1,961
Common stock dividends - $0.46 per share	(24,381)	—	—	(24,160)
September 30, 2018	$300,547	$(4,643)	$(5,167)	$2,016,624
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. These statements also have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The 2018 year-end consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes in our Annual Report. Our significant accounting policies are described in Note 1 of our Notes to Consolidated Financial Statements in our Annual Report. Due to the seasonal nature of our business, the results of operations for the three and nine months ended September 30, 2019, are not necessarily indicative of the results that may be expected for a 12-month period.

We provide natural gas distribution services to our approximately 2.2 million customers through our divisions in Oklahoma, Kansas and Texas through Oklahoma Natural Gas, Kansas Gas Service and Texas Gas Service, respectively. We serve residential, commercial, industrial and transportation customers in all three states.

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

Segments - We operate in one reportable and operating business segment: regulated public utilities that deliver natural gas to residential, commercial, industrial and transportation customers. The accounting policies for our segment are the same as those described in Note 1 of our Notes to Consolidated Financial Statements in our Annual Report. We evaluate our financial performance principally on operating income. For the three and nine months ended September 30, 2019, and 2018, we had no single external customer from which we received 10 percent or more of our gross revenues.

Property, Plant and Equipment - Accounts payable for construction work in process and asset removal costs increased by approximately $1.7 million and decreased by approximately $11.5 million for the nine months ended September 30, 2019 and 2018, respectively. Such amounts are not included in capital expenditures in our consolidated statements of cash flows.

Goodwill Impairment Test - We assess our goodwill for impairment at least annually on July 1, unless events or changes in circumstances indicate an impairment may have occurred before that time. As part of our goodwill impairment test, we may first assess qualitative factors (including macroeconomic conditions, industry and market considerations, cost factors and overall financial performance) to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. If further testing is necessary or a quantitative test is elected to refresh our recurring qualitative assessment, we perform a quantitative impairment test for goodwill.

Our quantitative goodwill impairment analysis performed as of July 1, 2019 did not result in an impairment charge nor did our analysis reflect our reporting unit at risk, and subsequent to that date, no event has occurred indicating that the implied fair value of our reporting unit is less than the carrying value of its net assets.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments,’’ which introduces new guidance to the accounting for credit losses on instruments within its scope, including trade receivables. It is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted for fiscal years beginning after December 15, 2018. We will adopt this new guidance on January 1, 2020, and apply a cumulative-effect adjustment to retained earnings, if necessary. We do not expect a material impact to our financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” as amended, (“Topic 842”) which prescribes recognizing lease assets and liabilities on the balance sheet and includes disclosure of key information about leasing arrangements. We adopted this new guidance effective January 1, 2019, and applied the modified retrospective approach to all existing leases. Upon adoption we recognized lease liabilities of approximately $32 million, with corresponding right-of-use assets of the same amount based on the present value of the remaining minimum rental payments for existing operating leases. Our adoption did not result in a material impact to our results of operations or cash flows. We utilized the practical expedients that allow us to: (1) not reassess expired or existing contracts to determine whether they are subject to lease accounting guidance, (2) not reconsider lease classification at transition, and (3) not evaluate previously capitalized initial direct costs under the revised requirements. We also utilized the practical expedients that allowed us to: (1) not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current lease guidance in ASC Topic 840 (“Topic 840”) and (2) use an additional transition method in which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We adopted an accounting policy that exempts leases with terms of less than one year from the recognition requirements of Topic 842, and disclose such leases in our interim and annual disclosures upon adoption. Our adoption did not result in a cumulative adjustment to our opening retained earnings. See Note 6 for additional information regarding our leases.

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

For regulated deliveries of natural gas, we read meters and bill customers on a monthly cycle. We recognize revenues upon the delivery of natural gas commodity or services rendered to customers. The billing cycles for customers do not necessarily coincide with the accounting periods used for financial reporting purposes. We accrue unbilled revenues for natural gas that has been delivered but not yet billed at the end of an accounting period. We use the invoice method practical expedient, where we recognize revenue for volumes delivered for which we have a right to invoice. Our estimate of accrued unbilled revenue is based on a percentage estimate of amounts unbilled each month, which is dependent upon a number of factors, some of which require management’s judgment. These factors include customer consumption patterns and the impact of weather on usage. The accrued unbilled natural gas sales revenues at September 30, 2019 and December 31, 2018, were $53.0 million and $127.6 million, respectively, and are included in accounts receivable in our consolidated balance sheets.

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

The following table sets forth our revenues disaggregated by source for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Thousands of dollars)
Natural gas sales to customers	$215,996	$208,945	$1,096,048	$1,065,218
Transportation revenues	23,707	21,919	82,726	79,524
Miscellaneous revenues	4,677	4,893	15,533	17,420
Total revenues from contracts with customers	244,380	235,757	1,194,307	1,162,162
Other revenues - natural gas sales related	735	375	(2,002)	297
Other revenues	3,448	2,148	7,818	6,806
Total other revenues	4,183	2,523	5,816	7,103
Total revenues	$248,563	$238,280	$1,200,123	$1,169,265

3.	REGULATORY ASSETS AND LIABILITIES

The tables below present a summary of regulatory assets and liabilities, net of amortization, for the periods indicated:

	September 30, 2019
	Current	Noncurrent	Total
	(Thousands of dollars)
Under-recovered purchased-gas costs	$18,058	$—	$18,058
Pension and postemployment benefit costs	22,966	398,683	421,649
Reacquired debt costs	812	5,879	6,691
MGP remediation costs	98	9,734	9,832
Ad valorem tax	2,572	—	2,572
Other	9,617	1,844	11,461
Total regulatory assets, net of amortization	54,123	416,140	470,263
Federal corporate income tax rate changes (a)	(14,263)	(506,961)	(521,224)
Over-recovered purchased-gas costs	(27,543)	—	(27,543)
Weather normalization	(6,978)	—	(6,978)
Total regulatory liabilities, net of amortization	(48,784)	(506,961)	(555,745)
Net regulatory assets (liabilities), net of amortization	$5,339	$(90,821)	$(85,482)
(a) See Note 11 for additional information regarding our federal corporate income tax rate changes to regulatory liabilities.

	December 31, 2018
	Current	Noncurrent	Total
	(Thousands of dollars)
Under-recovered purchased-gas costs	$25,083	$—	$25,083
Pension and postemployment benefit costs	23,384	421,726	445,110
Reacquired debt costs	812	6,487	7,299
MGP remediation costs	—	7,724	7,724
Ad valorem tax	1,070	—	1,070
Other	4,071	1,542	5,613
Total regulatory assets, net of amortization	54,420	437,479	491,899
Federal corporate income tax rate changes (a)	(30,934)	(520,866)	(551,800)
Over-recovered purchased-gas costs	(13,668)	—	(13,668)
Weather normalization	(3,792)	—	(3,792)
Total regulatory liabilities	(48,394)	(520,866)	(569,260)
Net regulatory assets (liabilities), net of amortization	$6,026	$(83,387)	$(77,361)

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

In October 2019, we exercised a one-year extension of the ONE Gas Credit Agreement and amended the agreement to provide that we may extend the maturity date by one year, subject to the lenders’ consent, two additional times. The ONE Gas Credit Agreement remains a $700 million revolving unsecured credit facility and includes a $20 million letter of credit subfacility and a $60 million swingline subfacility. We are able to request an increase in commitments of up to an additional $500 million upon satisfaction of customary conditions, including receipt of commitments from either new lenders or increased commitments from existing lenders. The ONE Gas Credit Agreement expires in October 2024, and is available to provide liquidity for working capital, capital expenditures, acquisitions and mergers, the issuance of letters of credit and for other general corporate purposes.

The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. At September 30, 2019, our total debt-to-capital ratio was 44 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement.

At September 30, 2019, we had $1.2 million in letters of credit issued and no borrowings under the ONE Gas Credit Agreement, resulting in $698.8 million of remaining credit available under the ONE Gas Credit Agreement.

We have a commercial paper program under which we may issue unsecured commercial paper up to a maximum amount of $700 million to fund short-term borrowing needs. The maturities of the commercial paper notes may vary but may not exceed 270 days from the date of issue. The commercial paper notes are generally sold at par less a discount representing an interest factor. At September 30, 2019, we had $395.0 million of commercial paper outstanding. The ONE Gas Credit Agreement is available to repay the commercial paper notes, if necessary.

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
Our right-of-use asset is $35.8 million as of September 30, 2019, and is reported within other assets in our consolidated balance sheets. Current operating lease liabilities are reported within our other current liabilities and other liabilities in our consolidated balance sheets. Total operating lease cost including immaterial amounts attributable to short-term operating leases was $2.1 million and $6.3 million for the three and nine months ended September 30, 2019, respectively.

Nine Months Ended
September 30,
Other information related to operating leases	2019
(Millions of dollars)

Weighted-average remaining lease term	7 years

Weighted-average discount rate	3.65%

Supplemental cash flows information
Lease payments	$(6.6)
Right-of-use assets obtained in exchange for lease obligations	$9.3

September 30,
Future minimum lease payments under non-cancellable operating leases	2019
(Millions of dollars)
2019 (excluding the nine months ended September 30, 2019)	$1.7
2020	7.5
2021	7.1
2022	6.9
2023	5.8
Thereafter	11.6
Total future minimum lease payments	$40.6
Imputed interest	(4.9)
Total operating lease liability	$35.7

Consolidated balance sheets as of September 30, 2019
Current operating lease liability	$6.2
Long-term operating lease liability	29.5
Total operating lease liability	$35.7

The following table sets forth the required disclosures under the new lease accounting standard described in Note 1, as reported in Note 15 of our Notes to Consolidated Financial Statements in our Annual Report:

December 31,
Future minimum lease payments under non-cancellable operating leases	2018
(Millions of dollars)
2019	$6.3
2020	5.1
2021	4.5
2022	4.3
2023	4.2
Thereafter	3.8
Total future minimum lease payments	$28.2

7.	EQUITY

Dividends Declared - In October 2019, we declared a dividend of $0.50 per share ($2.00 per share on an annualized basis) for shareholders of record as of November 12, 2019, payable December 2, 2019.

8.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the effect of reclassifications from accumulated other comprehensive loss in our consolidated statements of income for the periods indicated:

	Three Months Ended		Nine Months Ended		Affected Line Item in the
Details About Accumulated Other	September 30,		September 30,		Consolidated Statements
Comprehensive Loss Components	2019	2018	2019	2018	of Income
	(Thousands of dollars)
Pension and other postemployment benefit plan obligations (a)
Amortization of net loss	$8,821	$10,950	$26,463	$32,850
Amortization of unrecognized prior service credit	(168)	(1,142)	(504)	(3,426)
	8,653	9,808	25,959	29,424
Reclassification of stranded tax effects (b)	—	—	(1,218)	—
Regulatory adjustments (c)	(8,440)	(9,537)	(24,102)	(28,611)
	213	271	639	813	Income before income taxes
	(53)	(68)	(159)	(487)	Income tax expense
Total reclassifications for the period	$160	$203	$480	$326	Net income
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

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Three Months Ended September 30, 2019
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$17,457	52,933	$0.33
Diluted EPS Calculation
Effect of dilutive securities	—	334
Net income available for common stock and common stock equivalents	$17,457	53,267	$0.33

	Three Months Ended September 30, 2018
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$16,276	52,736	$0.31
Diluted EPS Calculation
Effect of dilutive securities	—	376
Net income available for common stock and common stock equivalents	$16,276	53,112	$0.31

	Nine Months Ended September 30, 2019
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$135,587	52,883	$2.56
Diluted EPS Calculation			—
Effect of dilutive securities	—	346	—
Net income available for common stock and common stock equivalents	$135,587	53,229	$2.55

	Nine Months Ended September 30, 2018
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$127,530	52,678	$2.42
Diluted EPS Calculation
Effect of dilutive securities	—	291
Net income available for common stock and common stock equivalents	$127,530	52,969	$2.41

10.	EMPLOYEE BENEFIT PLANS

The following tables set forth the components of net periodic benefit cost for our pension and other postemployment benefit plans for the periods indicated:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$3,008	$3,230	$9,024	$9,690
Interest cost (a)	10,168	9,200	30,504	27,600
Expected return on assets (a)	(15,485)	(15,145)	(46,455)	(45,435)
Amortization of net loss (a)	8,260	9,978	24,780	29,934
Net periodic benefit cost	$5,951	$7,263	$17,853	$21,789
(a) These amounts, net of any amounts capitalized as a regulatory asset since adoption of ASU 2017-07 on January 1, 2018, have been recognized as other income (expense), net in the consolidated statements of income. See Note 12 for additional detail of our other income (expense), net.

	Other Postemployment Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Thousands of dollars)
Components of net periodic benefit cost (credit)
Service cost	$434	$589	$1,302	$1,767
Interest cost (a)	2,329	2,279	6,987	6,837
Expected return on assets (a)	(3,147)	(3,571)	(9,441)	(10,713)
Amortization of unrecognized prior service credit (a)	(168)	(1,142)	(504)	(3,426)
Amortization of net loss (a)	561	972	1,683	2,916
Net periodic benefit cost (credit)	$9	$(873)	$27	$(2,619)

(a) These amounts, net of any amounts capitalized as a regulatory asset since adoption of ASU 2017-07 on January 1, 2018, have been recognized as other income (expense), net in the consolidated statements of income. See Note 12 for additional detail of our other income (expense), net.

We recover qualified pension benefit plan and other postemployment benefit plan costs through rates charged to our customers. Certain regulatory authorities require that the recovery of these costs be based on specific guidelines. The difference between these regulatory-based amounts and the periodic benefit cost calculated pursuant to GAAP is deferred as a regulatory asset or liability and amortized to expense over periods in which this difference will be recovered in rates, as authorized by the applicable regulatory authorities. Regulatory deferrals related to net periodic benefit cost were not material for the three and nine months ended September 30, 2019 and 2018.

Since adoption of ASU 2017-07 on January 1, 2018, we continue to capitalize all eligible service cost and non-service cost components under the accounting requirements of ASC Topic 980 (Regulated Operations) for rate-regulated entities. Our consolidated balance sheets reflect the capitalized non-service cost components as a regulatory asset. We have recognized a regulatory asset of $3.8 million and $1.5 million as of September 30, 2019 and December 31, 2018, respectively. See Note 3 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information.

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

In January 2019, the OCC issued an order in response to Oklahoma Natural Gas’ March 2018 PBRC filing requiring Oklahoma Natural Gas to credit customers for the reduction in ADIT based upon an amortization period in compliance with the tax normalization rules for the portions of excess ADIT stipulated by the Code and ten years for all other components of excess ADIT. In February 2019, the KCC issued an order adjusting Kansas Gas Service’s base rates, which included an amortization credit associated with the refund of ADIT based on an amortization period in compliance with the tax normalization rules for the portion of excess ADIT stipulated by the Code and five years for all other components of excess ADIT. As a result of the orders in Oklahoma and Kansas, the estimated excess ADIT is being returned to customers beginning in 2019. During the nine months ended September 30, 2019, we credited income tax expense $10.3 million for the amortization of the regulatory liability associated with excess ADIT that was returned to customers. The treatment of our excess ADIT in Texas and the degree to which it impacts us will be determined as we make future regulatory filings.

In 2018, we accrued a separate regulatory liability associated with the change in the federal corporate income tax rates collected in our rates resulting in a reduction to our revenues of $36.6 million for the year ended December 31, 2018. In January 2019, the OCC issued an order that resulted in the establishment of a $15.8 million liability, including interest, at December 31, 2018, for the estimated impact on customer rates of earnings, including amounts attributable to tax savings, above the 9.5 percent approved ROE in the 2018 review period to be returned to customers within the 2019 PBRC filing. A settlement was reached and the OCC approved a joint stipulation in August 2019. This stipulation includes a PBRC credit of $15.6 million to be spread over a 12-month period through a bill credit to Oklahoma customers beginning in the third quarter 2019 and a credit of $12.7 million associated with excess ADIT to be issued in 2020. In a separate order issued in February 2019, the KCC required Kansas Gas Service to refund the regulatory liability for the portion of its revenue representing the difference between the 21 percent and 35 percent federal corporate income tax rate for the period between January 1, 2018, and through the date on which the KCC issued a final order in Kansas Gas Service’s June 2018 rate case. In the first quarter 2019, we accrued an additional $2.4 million reduction to revenues for the period until new rates were implemented in Kansas. The total refund of $16.6 million was issued through a bill credit to Kansas customers in the second quarter 2019. In 2018, Texas Gas Service issued one-time refunds totaling $6.6 million for the reduction in the federal corporate income tax rate for the period between January 1, 2018, to the dates new rates were implemented in its service areas.

12.	OTHER INCOME AND OTHER EXPENSE

The following table sets forth the components of other income and other expense for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Thousands of dollars)
Net periodic benefit cost other than service cost	$(1,364)	$(2,336)	$(4,432)	$(6,473)
Other, net	(33)	407	2,599	186
Total other expense, net	$(1,397)	$(1,929)	$(1,833)	$(6,287)

13.	COMMITMENTS AND CONTINGENCIES

Environmental Matters - We are subject to multiple historical, wildlife preservation and environmental laws and/or regulations, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, hazardous materials transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits or the discovery of presently unknown environmental conditions may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and nine months ended September 30, 2019 and 2018.

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

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and nine months ended September 30, 2019 and 2018. A number of environmental issues may exist with respect to MGP sites that are unknown to us. Accordingly, future costs are dependent on the final determination and regulatory approval of any remedial actions, the complexity of the site, level of remediation required, changing technology and governmental regulations, and to the extent not recovered by insurance or recoverable in rates from our customers, could be material to our financial condition, results of operations or cash flows.

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

Pipeline Safety - We are subject to PHMSA regulations, including integrity-management regulations. PHMSA regulations require pipeline companies operating high-pressure transmission pipelines to perform integrity assessments on pipeline segments that pass through densely populated areas or near specifically designated HCAs. In January 2012, the Pipeline Safety, Regulatory Certainty and Job Creation Act was signed into law. The law increased maximum penalties for violating federal pipeline safety regulations and directs the DOT and the Secretary of Transportation to conduct further review or studies on issues that may or may not be material to us. These issues include, but are not limited to, the following:

•	an evaluation of whether natural gas pipeline integrity-management requirements should be expanded beyond current HCAs;

•	a verification of records for pipelines in class 3 and 4 locations and HCAs to confirm MAOPs; and

•	a requirement to test previously untested pipelines operating above 30 percent yield strength in HCAs.

In April 2016, PHMSA published a NPRM, the Safety of Gas Transmission & Gathering Lines Rule, in the Federal Register to revise pipeline safety regulations applicable to the safety of onshore natural gas transmission and gathering pipelines. Proposals include changes to pipeline integrity-management requirements and other safety-related requirements. The NPRM comment period ended July 7, 2016, and comments are under review by PHMSA. As part of the comment review process, PHMSA is being advised by the Technical Pipeline Safety Standards Committee, informally known by PHMSA as the GPAC, a statutorily mandated advisory committee that advises PHMSA on proposed safety policies for natural gas pipelines.  The GPAC reviews PHMSA's proposed regulatory initiatives to assure the technical feasibility, reasonableness, cost-effectiveness and practicality of each proposal. The GPAC has met six times since January 2017 to review public comments and make recommendations to PHMSA. The GPAC completed their review of the NPRM on March 28, 2018, except for gas gathering pipelines. The GPAC met in June 2019 on gathering pipelines. In addition to reviewing public and committee comments, PHMSA announced they will split this NPRM into three separate final rulemakings:

•
the first final rule will address the legislative mandates from the Pipeline Safety, Regulatory Certainty and Jobs Creation Act and will be called the Safety of Gas Transmission Pipelines: MAOP Reconfirmation, Expansion of Assessment Requirements, and Other Related Amendments;

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

On October 1, 2019, PHMSA published the first of the three final rulemakings referenced above, which addresses the 2011 congressional mandates. This final rule expands integrity management principles beyond HCAs, requires operators to collect traceable, verifiable and complete records moving forward, and retain existing and new records for the life of the pipeline, address material properties verification separately from integrity management principles, and outlines methods for reconfirming a pipeline’s MAOP within 15 years. The potential capital and operating expenditures associated with compliance with the first final rulemaking are under review but are not expected to be material.

PHMSA has stated it expects both the second and third pending rulemakings to be issued around the end of 2019. The potential capital and operating expenditures associated with compliance with these pending rulemakings are currently being evaluated and could be significant depending on the final regulations.

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

We have not elected to designate any of our derivative instruments as hedges. Premiums paid and any cash settlements received associated with the commodity derivative instruments entered into by us are included in, and recoverable through, the regulatory purchased-gas cost adjustment mechanisms.

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

Derivative Instruments -  At September 30, 2019, we held purchased natural gas call options for the heating season ending March 31, 2020, with total notional amounts of 35.5 Bcf, for which we paid premiums of $9.0 million, and had a fair value of $6.0 million. At December 31, 2018, we held purchased natural gas call options for the heating season ended March 31, 2019, with total notional amounts of 14.3 Bcf, for which we paid premiums of $4.1 million, and had a fair value of $2.1 million. The premiums paid and any cash settlements received are recorded as part of our unrecovered purchased-gas costs in current regulatory assets as these contracts are included in, and recoverable through, the purchased-gas cost adjustment mechanisms. Additionally, changes in fair value associated with these contracts are deferred as part of our unrecovered purchased-gas costs in our consolidated balance sheets. Our natural gas call options are classified as Level 1, as fair value amounts are based on unadjusted quoted prices in active markets including NYMEX-settled prices. There were no transfers between levels for the three and nine months ended September 30, 2019 and 2018.

Other Financial Instruments - The approximate fair value of cash and cash equivalents, accounts receivable and accounts payable is equal to book value, due to the short-term nature of these items. Our cash and cash equivalents are comprised of bank and money market accounts, and are classified as Level 1. Our other current and noncurrent assets include $1.5 million of corporate bonds and $1.6 million of United States treasury notes, for which the fair value approximates our cost and are also classified as Level 1.

Short-term notes payable and commercial paper are due upon demand and, therefore, the carrying amounts approximate fair value and are classified as Level 1. The book value of our long-term debt, including current maturities, was $1.3 billion at both September 30, 2019 and December 31, 2018. The estimated fair value of our long-term debt, including current maturities, was $1.5 billion and $1.4 billion at September 30, 2019 and December 31, 2018, respectively. The estimated fair value of our long-term debt at September 30, 2019 and December 31, 2018, was determined using quoted market prices, and is classified as Level 2.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the Notes to Consolidated Financial Statements in this Quarterly Report, as well as our Annual Report.  Due to the seasonal nature of our business, the results of operations for the three and nine months ended September 30, 2019, are not necessarily indicative of the results that may be expected for a 12-month period.

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

For further discussion see “Liquidity and Capital Resources - Tax Reform” below.

Dividend - In October 2019, we declared a dividend of $0.50 per share ($2.00 per share on an annualized basis) for shareholders of record as of November 12, 2019, payable December 2, 2019.

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

On March 15, 2019, Oklahoma Natural Gas filed its third annual PBRC application following the general rate case that was approved in January 2016. This filing was made in compliance with the January 2019 OCC order settling tax issues resulting from the Tax Cuts and Jobs Act of 2017. A settlement was reached and the OCC approved a joint stipulation in August 2019. This stipulation includes a PBRC credit of $15.6 million to be spread over a 12-month period through a bill credit to Oklahoma customers beginning in the third quarter 2019 and a credit of $12.7 million associated with excess ADIT to be issued in 2020.

As required, PBRC filings are made annually on or before March 15, until the next general rate case, which is currently required to be filed on or before June 30, 2021, based on a calendar 2020 test year.

Kansas - In August 2019, Kansas Gas Service submitted an application to the KCC requesting an increase of approximately $4.2 million related to its GSRS. An order from the KCC is expected in December 2019, with new rates effective January 1, 2020.

In August 2018, Kansas Gas Service submitted an application to the KCC requesting an increase of approximately $2.4 million related to its GSRS. In November 2018, the KCC approved the increase effective December 2018.

In June 2018, Kansas Gas Service filed a request with the KCC for an increase in base rates, reflecting investments in system improvements and changes in operating costs necessary to maintain the safety and reliability of its natural gas distribution system as well as addressing the tax issues resulting from the Tax Cuts and Jobs Act of 2017. In February 2019, the KCC issued an order that included a net base rate increase of $18.6 million and a GSRS pre-tax carrying charge of approximately 9.1 percent. Kansas Gas Service was already recovering $2.9 million from customers through the GSRS, therefore, this order represents a total base rate increase of $21.5 million. The increase in base rates reflects an amortization credit for the refund of excess ADIT over a period in compliance with the tax normalization rules for the portions stipulated by the Code and five years for all other components of excess ADIT. Additionally, the settlement provides for extending application of the weather normalization adjustment rider to small transportation customers and the implementation of a cybersecurity cost tracker. In a separate order issued by the KCC, Kansas Gas Service is required to refund to customers the amount of the regulatory liability for the decrease in the federal corporate income tax rate in 2018 through the date on which Kansas Gas Service’s new rates went into effect in February 2019. The total refund of $16.6 million was issued through a bill credit to Kansas customers in the second quarter 2019.

Texas - West Texas Service Area - In March 2019, Texas Gas Service made GRIP filings for all customers in the West Texas service area. In June 2019, the RRC and the cities in the West Texas service area agreed to an increase of $4.1 million, and new rates became effective in July 2019.

In March 2018, Texas Gas Service made GRIP filings for all customers in the West Texas service area. In June 2018, the RRC and the cities in the West Texas service area agreed to an increase of $3.5 million, and new rates became effective in July 2018.

Central Texas Service Area - In March 2019, Texas Gas Service made GRIP filings for all customers in the Central Texas service area. In June 2019, the RRC and the cities in the Central Texas service area agreed to an increase of $5.5 million, and new rates became effective in June 2019.

In March 2018, Texas Gas Service made GRIP filings for all customers in the Central Texas service area. In June 2018, the RRC and the cities in the Central Texas service area agreed to an increase of $3.3 million, and new rates became effective in July 2018.

Other Texas Service Areas - In the normal course of business, Texas Gas Service has filed rate cases and sought GRIP and COSA increases in various other Texas jurisdictions to address investments in rate base and changes in expenses. Annual rate increases associated with these filings that were approved totaled $1.7 million for the nine months ended September 30, 2019, and $1.6 million for the year ended December 31, 2018.

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

The treatment of excess ADIT by our regulators is not expected to have a material impact on earnings, as any reduction or credit in rates is offset by the amortization of the regulatory liability as a credit in income tax expense. During the nine months ended September 30, 2019, we credited income tax expense $10.3 million for the amortization of the regulatory liability associated with excess ADIT that was returned to customers. See “Liquidity and Capital Resources - Tax Reform” and Note 11 of the Notes to Consolidated Financial Statements for additional discussion of the Tax Cuts and Jobs Act of 2017.

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

Selected Financial Results - For the three months ended September 30, 2019, net income was $17.5 million, or $0.33 per diluted share, compared with $16.3 million, or $0.31 per diluted share, in the same period last year. For the nine months ended September 30, 2019, net income was $135.6 million, or $2.55 per diluted share, compared with $127.5 million, or $2.41 per diluted share in the same period last year.

The following table sets forth certain selected financial results for our operations for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2019 vs. 2018		2019 vs. 2018
Financial Results	2019	2018	2019	2018	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars, except percentages)
Natural gas sales	$216.7	$209.3	$1,093.9	$1,065.5	$7.4	4%	$28.4	3%
Transportation revenues	23.8	21.9	82.9	79.5	1.9	9%	3.4	4%
Other revenues	8.0	7.0	23.3	24.2	1.0	14%	(0.9)	(4)%
Total revenues	248.5	238.2	1,200.1	1,169.2	10.3	4%	30.9	3%
Cost of natural gas	49.6	51.2	497.3	495.8	(1.6)	(3)%	1.5	—%
Net margin	198.9	187.0	702.8	673.4	11.9	6%	29.4	4%
Operating costs	114.6	110.5	355.2	346.8	4.1	4%	8.4	2%
Depreciation and amortization	45.5	40.3	134.3	119.0	5.2	13%	15.3	13%
Operating income	$38.8	$36.2	$213.3	$207.6	$2.6	7%	$5.7	3%
Capital expenditures and asset removal costs	$135.3	$116.9	$343.9	$318.5	$18.4	16%	$25.4	8%

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

The following table sets forth a reconciliation of net margin to the most directly comparable GAAP measure for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2019 vs. 2018		2019 vs. 2018
Non-GAAP Reconciliation	2019	2018	2019	2018	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars, except percentages)
Total revenues	$248.5	$238.2	$1,200.1	$1,169.2	$10.3	4%	$30.9	3%
Cost of natural gas	49.6	51.2	497.3	495.8	(1.6)	(3)%	1.5	—%
Net margin	$198.9	$187.0	$702.8	$673.4	$11.9	6%	$29.4	4%

The following table sets forth our net margin by type of customer for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2019 vs. 2018		2019 vs. 2018
Net Margin	2019	2018	2019	2018	Increase (Decrease)		Increase (Decrease)
Natural gas sales	(Millions of dollars, except percentages)
Residential	$139.4	$131.4	$495.1	$472.6	$8.0	6%	$22.5	5%
Commercial and industrial	26.3	25.5	96.0	92.7	0.8	3%	3.3	4%
Other	1.3	1.2	5.5	4.4	0.1	8%	1.1	25%
Net margin on natural gas sales	167.0	158.1	596.6	569.7	8.9	6%	26.9	5%
Transportation revenues	23.8	21.9	82.9	79.5	1.9	9%	3.4	4%
Other revenues	8.1	7.0	23.3	24.2	1.1	16%	(0.9)	(4)%
Net margin	$198.9	$187.0	$702.8	$673.4	$11.9	6%	$29.4	4%

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

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2019 vs. 2018		2019 vs. 2018
Net Margin on Natural Gas Sales	2019	2018	2019	2018	Increase (Decrease)		Increase (Decrease)
Net margin on natural gas sales	(Millions of dollars, except percentages)
Fixed margin	$149.8	$141.9	$440.7	$416.0	$7.9	6%	$24.7	6%
Variable margin	17.2	16.2	155.9	153.7	1.0	6%	2.2	1%
Net margin on natural gas sales	$167.0	$158.1	$596.6	$569.7	$8.9	6%	$26.9	5%

Net margin increased $11.9 million for the three months ended September 30, 2019, compared with the same period last year, due primarily to the following:

•	an increase of $7.3 million from new rates;

•	an increase of $1.9 million in residential sales due primarily to net customer growth in Oklahoma and Texas; and

•	an increase of $1.3 million due to higher transport volumes in Kansas.

Net margin increased $29.4 million for the nine months ended September 30, 2019, compared with the same period last year, due primarily to the following:

•	an increase of $21.6 million from new rates;

•	an increase of $4.8 million in residential sales due primarily to net customer growth in Oklahoma and Texas;

•	an increase of $1.6 million due to higher sales volumes, net of weather normalization, in Texas; and

•	an increase of $1.6 million due to higher transport volumes in Kansas; offset by

•	a decrease of $0.9 million due to the impact of the retroactive 2017 compressed natural gas federal excise tax credit enacted in February 2018.

Operating costs increased $4.1 million for the three months ended September 30, 2019, compared with the same period last year, due primarily to the following:

•	an increase of $2.3 million in employee-related costs;

•	an increase of $1.8 million in outside service costs; and

•	an increase of $0.7 million in materials for pipeline repair and maintenance activities; offset by

•	a decrease of $1.6 million in bad debt expense.

Operating costs increased $8.4 million for the nine months ended September 30, 2019, compared with the same period last year, due primarily to the following:

•	an increase of $3.9 million in employee-related costs;

•	an increase of $2.0 million in legal-related costs;

•	an increase of $1.7 million in outside service costs; and

•	an increase of $1.6 million in materials for pipeline repair and maintenance activities; offset by

•	a decrease of $2.2 million in bad debt expense.

Depreciation and amortization expense increased $5.2 million and $15.3 million for the three and nine months ended September 30, 2019, respectively, compared with the same periods last year, due primarily to an increase in depreciation from our capital expenditures being placed in service, higher depreciation rates in Kansas and an increase in amortization of the ad-valorem surcharge rider in Kansas.

Other Factors Affecting Net Income - Other factors that affect net income for the three months ended September 30, 2019, compared with the same period last year, include the following:

•
an increase of $3.4 million in interest expense resulting primarily from the refinancing of our $300 million senior notes, with a 2.07 percent interest rate, with $400 million senior notes, with a 4.50 percent interest rate due November 2048; and

•	a decrease of $1.5 million in income tax expense due primarily to the amortization of the excess ADIT we are crediting to customers, which is offset in revenues.

Other factors that affect net income for the nine months ended September 30, 2019, compared with the same period last year, include the following:

•
a decrease of $4.5 million in other expense, net, due primarily to earnings on investments associated with nonqualified employee benefit plans, which offset the increase in costs for the plans included in operating costs;

•
an increase of $10.2 million in interest expense resulting primarily from the refinancing of our $300 million senior notes, with a 2.07 percent interest rate, with $400 million senior notes, with a 4.50 percent interest rate due November 2048; and

•	a decrease of $8.1 million in income tax expense due primarily to the amortization of the excess ADIT we are crediting to customers, which is offset in revenues.

Income tax expense reflects the amortization of the excess ADIT, which is offset in revenues, of $1.4 million and $10.3 million, respectively, for the three and nine months ended September 30, 2019, respectively.

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

Capital expenditures and asset removal costs increased $18.4 million and $25.4 million for the three and nine months ended September 30, 2019, respectively, compared with the same periods last year, due primarily to increased system integrity activities and extending service to new areas. Our capital expenditures and asset removal costs are expected to be approximately $450.0 million for 2019.

Selected Operating Information - The following tables set forth certain selected operating information for the periods indicated:

	Three Months Ended								Variances
	September 30,								2019 vs. 2018
(in thousands)	2019				2018				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	799	579	630	2,008	791	578	623	1,992	8	1	7	16
Commercial and industrial	73	49	35	157	72	50	34	156	1	(1)	1	1
Wholesale and public authority	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	6	1	12	5	6	1	12	—	—	—	—
Total customers	877	634	669	2,180	868	634	661	2,163	9	—	8	17

	Nine Months Ended								Variances
	September 30,								2019 vs. 2018
(in thousands)	2019				2018				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	804	585	630	2,019	797	585	623	2,005	7	—	7	14
Commercial and industrial	74	50	36	160	74	50	35	159	—	—	1	1
Wholesale and public authority	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	6	1	12	5	6	1	12	—	—	—	—
Total customers	883	641	670	2,194	876	641	662	2,179	7	—	8	15

The following table reflects the total volumes delivered, excluding the effects of weather normalization mechanisms on sales volumes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Volumes (MMcf)	2019	2018	2019	2018
Natural gas sales
Residential	7,797	7,472	86,911	84,062
Commercial and industrial	4,008	3,896	28,373	27,767
Wholesale and public authority	240	256	1,767	1,478
Total sales volumes delivered	12,045	11,624	117,051	113,307
Transportation	47,901	45,885	164,912	162,571
Total volumes delivered	59,946	57,509	281,963	275,878

Total sales volumes delivered increased for the nine months ended September 30, 2019, compared with the same period last year, due primarily to colder weather in the first quarter 2019. The impact of weather on residential and commercial net margin is mitigated by weather-normalization mechanisms in all jurisdictions.

The following table sets forth the HDD’s in our service areas for the periods indicated:

	Three Months Ended
	September 30,
	2019		2018		2019 vs. 2018	2019	2018
Heating Degree Days	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	—	2	11	1	(100)%	—%	1,100%
Kansas	—	46	33	58	(100)%	—%	57%
Texas	—	—	—	1	—%	—%	—%

	Nine Months Ended
	September 30,
	2019		2018		2019 vs. 2018	2019	2018
Heating Degree Days	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	2,265	1,968	2,218	1,967	2%	115%	113%
Kansas	3,093	2,970	3,008	3,005	3%	104%	100%
Texas	1,054	1,058	938	1,063	12%	100%	88%

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

We have addressed the regulatory liability for excess ADIT in Oklahoma and Kansas, and expect cash flows in 2019 will be reduced by approximately $15.9 million for refunds to customers. In Texas, the timing of these changes in our cash flows and the degree to which it impacts us will be determined as we make future regulatory filings.

We believe that our capital structure and available liquidity resources are adequate to adjust for these changes. See additional discussion under Regulatory Activities - Tax Reform and Note 11 of Notes to Consolidated Financial Statements in this Quarterly Report.

Short-term Financing - In October 2019, we exercised a one-year extension of the ONE Gas Credit Agreement and amended the agreement to provide that we may extend the maturity date by one year, subject to the lenders’ consent, two additional times. The ONE Gas Credit Agreement remains a $700 million revolving unsecured credit facility and includes a $20 million letter of credit subfacility and a $60 million swingline subfacility. We are able to request an increase in commitments of up to an additional $500 million upon satisfaction of customary conditions, including receipt of commitments from either new lenders or increased commitments from existing lenders. The ONE Gas Credit Agreement expires in October 2024, and is available to provide liquidity for working capital, capital expenditures, acquisitions and mergers, the issuance of letters of credit and for other general corporate purposes.

The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. At September 30, 2019, our total debt-to-capital ratio was 44 percent, and we were in compliance with all covenants under the ONE Gas Credit Agreement.

We may reduce the unutilized portion of the ONE Gas Credit Agreement in whole or in part without premium or penalty. The ONE Gas Credit Agreement contains customary events of default. Upon the occurrence of certain events of default, the obligations under the ONE Gas Credit Agreement may be accelerated and the commitments may be terminated.

At September 30, 2019, we had $1.2 million in letters of credit issued and no borrowings under the ONE Gas Credit Agreement. At September 30, 2019, we had approximately $12.6 million of cash and cash equivalents and $698.8 million of remaining credit available under the ONE Gas Credit Agreement.

We have a commercial paper program under which we may issue unsecured commercial paper up to a maximum amount of $700 million to fund short-term borrowing needs. The maturities of the commercial paper notes may vary but may not exceed 270 days from the date of issue. The commercial paper notes are generally sold at par less a discount representing an interest factor. At September 30, 2019, we had $395.0 million of commercial paper outstanding. The ONE Gas Credit Agreement is available to repay the commercial paper notes, if necessary.

Long-Term Debt - In November 2018, we issued $400 million of 4.50 percent senior notes due 2048. The proceeds from the issuance were used to retire the $300 million 2.07 percent senior notes due 2019, to reduce the amount of outstanding commercial paper and for general corporate purposes.

The indenture governing our Senior Notes includes an event of default upon the acceleration of other indebtedness of $100 million or more. Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding Senior Notes to declare those Senior Notes immediately due and payable in full. At September 30, 2019, our long-term debt-to-capital ratio was 38 percent.

Credit Ratings - Our credit ratings as of September 30, 2019, were:

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Nine Months Ended
	September 30,		Variance
	2019	2018	2019 vs. 2018
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$288.6	$436.7	$(148.1)
Investing activities	(308.8)	(279.3)	(29.5)
Financing activities	11.5	(159.4)	170.9
Change in cash and cash equivalents	(8.7)	(2.0)	(6.7)
Cash and cash equivalents at beginning of period	21.3	14.4	6.9
Cash and cash equivalents at end of period	$12.6	$12.4	$0.2

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

Operating cash flows were lower for the nine months ended September 30, 2019, compared with the same period in 2018, due primarily to working capital changes resulting from the timing of customer collections, payments for natural gas purchases, and gas cost recoveries from our purchased gas cost mechanisms, which vary from period to period and vary with changes in commodity prices.

Investing Cash Flows - Cash used in investing activities increased for the nine months ended September 30, 2019, compared with the prior period, due primarily to an increase in capital expenditures related to increased system integrity activities and extending service to new areas.

Financing Cash Flows - Cash provided by financing activities increased for the nine months ended September 30, 2019, compared with the prior period, due primarily to increased borrowings on notes payable in the current period.

ENVIRONMENTAL, SAFETY AND REGULATORY MATTERS

Environmental Matters - We are subject to multiple historical, wildlife preservation and environmental laws and/or regulations, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, hazardous materials transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits or the discovery of presently unknown environmental conditions may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and nine months ended September 30, 2019 and 2018.

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

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and nine months ended September 30, 2019 and 2018. A number of environmental issues may exist with respect to MGP sites that are unknown to us. Accordingly, future costs are dependent on the final determination and regulatory approval of any remedial actions, the complexity of the site, level of remediation required, changing technology and governmental regulations, and to the extent not recovered by insurance or recoverable in rates from our customers, could be material to our financial condition, results of operations or cash flows.

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

Pipeline Safety - We are subject to PHMSA regulations, including integrity-management regulations. PHMSA regulations require pipeline companies operating high-pressure transmission pipelines to perform integrity assessments on pipeline segments that pass through densely populated areas or near specifically designated HCAs. In January 2012, the Pipeline Safety, Regulatory Certainty and Job Creation Act was signed into law. The law increased maximum penalties for violating federal pipeline safety regulations and directs the DOT and the Secretary of Transportation to conduct further review or studies on issues that may or may not be material to us. These issues include, but are not limited to, the following:

•	an evaluation of whether natural gas pipeline integrity-management requirements should be expanded beyond current HCAs;

•	a verification of records for pipelines in class 3 and 4 locations and HCAs to confirm MAOPs; and

•	a requirement to test previously untested pipelines operating above 30 percent yield strength in HCAs.

In April 2016, PHMSA published a NPRM, the Safety of Gas Transmission & Gathering Lines Rule, in the Federal Register to revise pipeline safety regulations applicable to the safety of onshore natural gas transmission and gathering pipelines. Proposals include changes to pipeline integrity-management requirements and other safety-related requirements. The NPRM comment period ended July 7, 2016, and comments are under review by PHMSA. As part of the comment review process, PHMSA is being advised by the Technical Pipeline Safety Standards Committee, informally known by PHMSA as the GPAC, a statutorily mandated advisory committee that advises PHMSA on proposed safety policies for natural gas pipelines.  The GPAC reviews PHMSA's proposed regulatory initiatives to assure the technical feasibility, reasonableness, cost-effectiveness and practicality of each proposal. The GPAC has met six times since January 2017 to review public comments and make recommendations to PHMSA. The GPAC completed their review of the NPRM on March 28, 2018, except for gas gathering pipelines. The GPAC met in June 2019 on gathering pipelines. In addition to reviewing public and committee comments, PHMSA announced they will split this NPRM into three separate final rulemakings:

•
the first final rule will address the legislative mandates from the Pipeline Safety, Regulatory Certainty and Jobs Creation Act and will be called the Safety of Gas Transmission Pipelines: MAOP Reconfirmation, Expansion of Assessment Requirements, and Other Related Amendments;

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

On October 1, 2019, PHMSA published the first of the three final rulemakings referenced above, which addresses the 2011 congressional mandates. This final rule expands integrity management principles beyond HCAs, requires operators to collect traceable, verifiable and complete records moving forward, and retain existing and new records for the life of the pipeline, address material properties verification separately from integrity management principles, and outlines methods for reconfirming a pipeline’s MAOP within 15 years. The potential capital and operating expenditures associated with compliance with the first final rulemaking are under review but are not expected to be material.

PHMSA has stated it expects both the second and third pending rulemakings to be issued around the end of 2019. The potential capital and operating expenditures associated with compliance with these pending rulemakings are currently being evaluated and could be significant depending on the final regulations.

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

We participate in the EPA’s Natural Gas STAR Program to voluntarily reduce methane emissions. We continue to focus on maintaining low rates of lost-and-unaccounted-for natural gas through expanded implementation of best practices to limit the release of natural gas during pipeline and facility maintenance and operations. Additionally, in March 2016, we were one of 40 founding partners to launch the EPA’s Natural Gas STAR Methane Challenge Program, whereby oil and natural gas companies agree to promote and track commitments to reduce methane emissions beyond what is federally required. Our Methane Challenge Program commitment to annually replace or rehabilitate at least two percent of our combined inventory of cast iron and noncathodically-protected steel pipe aligns with our planned system integrity expenditures for infrastructure replacements. We exceeded our goal by achieving an overall replacement rate greater than two percent in 2018.

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

Counterparty Credit Risk

We assess the creditworthiness of our customers. Those customers who do not meet minimum standards are required to provide security, including deposits and other forms of collateral, when appropriate and allowed by tariff. With approximately 2.2 million customers across three states, we are not exposed materially to a concentration of credit risk. We maintain a provision for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, consideration of the current credit environment and other information. We are able to recover natural gas costs related to uncollectible accounts through our purchased-gas cost adjustment mechanisms.

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the third quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
First Amendment and Extension Agreement, dated as of October 4, 2019, among ONE Gas, Inc., Bank of America, N.A., as administrative agent, swing line lender, a letter of credit issuer and a lender, and the other lenders and letter of credit issuers parties thereto (incorporated by reference to Exhibit 10.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on October 4, 2019 (File No. 1-36108)).

31.1	Certification of Pierce H. Norton II pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Caron A. Lawhorn pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Pierce H. Norton II pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Caron A. Lawhorn pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

101.DEF	XBRL Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018; (iv) Consolidated Balance Sheets at September 30, 2019 and December 31, 2018; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018; (vi) Consolidated Statements of Equity for the three and nine months ended September 30, 2019 and 2018; and (vii) Notes to Consolidated Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 29, 2019		ONE Gas, Inc.
Registrant

	By:	/s/ Caron A. Lawhorn
Caron A. Lawhorn
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)