Form 10-K
period 2019-12-31
ONE Gas, Inc.
filed 2020-02-20
CIK 1587732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019.
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
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one) Large accelerated filer ☒ Accelerated filer ☐     Non-accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the equity securities held by nonaffiliates based on the closing trade price of the registrant on June 30, 2019, was $4.5 billion.

On February 7, 2020, we had 52,774,254 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 21, 2020, are incorporated by reference in Part III.

ONE Gas, Inc.
2019 ANNUAL REPORT

As used in this Annual Report, references to “we,” “our,” “us” or the “company” refer to ONE Gas, Inc., an Oklahoma corporation, and its predecessors and subsidiaries, unless the context indicates otherwise.

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Annual Report are defined as follows:

AAO	Accounting Authority Order
ADIT	Accumulated deferred income tax
ACA	Annual Cost Adjustment
AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2019
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATSR	Ad-Valorem Tax Surcharge Rider
Bcf	Billion cubic feet
CERCLA	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
CFTC	Commodities Futures Trading Commission
Clean Air Act	Federal Clean Air Act, as amended
Clean Water Act	Federal Water Pollution Control Amendments of 1972, as amended
CNG	Compressed natural gas
Code	Internal Revenue Code of 1986, as amended
COG	Cost of gas
COGR	Cost of gas rider
COSA	Cost-of-Service Adjustment
DOT	United States Department of Transportation
Dth	Dekatherm
ECP	The ONE Gas, Inc. Amended and Restated Equity Compensation Plan (2018)
EDIT	Excess accumulated deferred income taxes resulting from a change in enacted tax rates
EPA	United States Environmental Protection Agency
EPS	Earnings per share
ESPP	The ONE Gas, Inc. Amended and Restated Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
GPAC	Gas Pipeline Advisory Committee
GRIP	Texas Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
Heating Degree Day or HDD
A measure designed to reflect the demand for energy needed for heating based on the extent to which the daily average temperature falls below a reference temperature for which no heating is required, usually 65 degrees Fahrenheit

HCA(s)	High consequence area(s)
IRS	U.S. Internal Revenue Service
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
kWh	Kilowatt hour
LDC	Local distribution company
LIBOR	London Interbank Offered Rate
MAOP(s)	Maximum allowable operating pressure(s)
MGP	Manufactured gas plant
MMcf	Million cubic feet
Moody’s	Moody’s Investors Service, Inc.
Net margin	Non-GAAP measure defined as total revenues less cost of natural gas
NOL	Net operating loss
NPRM	Notice of proposed rulemaking

NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
OCC	Oklahoma Corporation Commission
ONE Gas	ONE Gas, Inc.
ONE Gas Credit Agreement	ONE Gas’ $700 million amended and restated revolving credit agreement, which expires on October 4, 2024
ONEOK	ONEOK, Inc. and its subsidiaries
OSHA	Occupational Safety and Health Administration
PBRC	Performance-Based Rate Change
PGA	Purchased Gas Adjustment
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
Pipeline Safety Improvement Act	Pipeline Safety Improvement Act of 2002, as amended
Pipeline Safety, Regulatory Certainty and Job Creation Act	Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011, as amended
ROE	Return on equity calculated consistent with utility ratemaking principles in each jurisdiction in which we operate
RRC	Railroad Commission of Texas
S&P	Standard and Poor’s Rating Services
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes	ONE Gas’ registered notes consisting of $300 million of 3.61 percent senior notes due 2024, $600 million of 4.658 percent notes due 2044, and $400 million of 4.50 percent senior notes due 2048
TAC	Temperature Adjustment Clause
WNA	Weather normalization adjustments
XBRL	eXtensible Business Reporting Language

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

We provide natural gas distribution services to our approximately 2.2 million customers and are the largest natural gas distributor in Oklahoma and Kansas and the third largest in Texas, in terms of customers. We primarily serve residential, commercial and transportation customers in all three states. Our largest natural gas distribution markets in terms of customers are Oklahoma City and Tulsa, Oklahoma; Kansas City, Wichita and Topeka, Kansas; and Austin and El Paso, Texas. Our three divisions, Oklahoma Natural Gas, Kansas Gas Service and Texas Gas Service, distribute natural gas to approximately 88 percent, 72 percent and 13 percent of the natural gas distribution customers in Oklahoma, Kansas and Texas, respectively.

OUR STRATEGY

Our mission is to deliver natural gas for a better tomorrow. Our vision is to be a premier natural gas distribution company, creating exceptional value for all stakeholders. Our business strategy is focused on:

•
Safety, Compliance and Reliability - We are committed, first and foremost, to pursuing a zero-incident safety and 100-percent compliance culture through programs, procedures, policies, guidelines and other internal controls designed to mitigate risk and incidents that may harm our employees, contractors, customers, the public or the environment. Additionally, a significant portion of our capital spending is focused on the safety, integrity, reliability and efficiency of our natural gas distribution system.

•
Fostering a High-performing Workforce - The foundation of our company is our employees. Our success begins with a values-driven culture and a commitment to developing a skilled, agile, diverse and engaged workforce where every employee understands that they can and do make a difference.

•
Investing in Our System - As a result of our commitment to enhance the integrity, reliability and safety of our existing infrastructure, we are making significant investments in our existing system. In addition, as some of our service territories continue to experience economic growth, our capital investments for new service lines and main line extensions to serve new customers, predominately in the seven major metropolitan areas we serve, will further contribute to rate base growth.

•
Maintaining a Conservative Financial Profile - As we increase rate base through system investments, we are focused on maintaining a conservative financial profile and providing our customers with reasonable rates, while providing our shareholders with a competitive total return. We believe that maintaining strong credit ratings is prudent as we seek to access the capital markets to fund capital expenditures and for other general corporate purposes.

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

Oklahoma - Oklahoma Natural Gas currently operates under a PBRC mechanism, which provides for streamlined annual rate reviews between rate cases and includes adjustments for incremental capital investment and allowed expenses. Under this mechanism, we have an authorized ROE of 9.5 percent, with a 100 basis point dead-band of 9 to 10 percent. If our achieved ROE is below 9 percent, our base rates are increased upon OCC approval to an amount necessary to restore the ROE to 9.5 percent. If our achieved ROE exceeds 10 percent, the portion of the earnings that exceeds 10 percent is shared with our customers, who receive the benefit of 75 percent of those earnings. We receive the benefit of the remaining 25 percent. Oklahoma Natural Gas is required to make filings pursuant to the PBRC mechanism for the 12 months ending December 31 for each of the years 2016 through 2019. Oklahoma Natural Gas is also required to file a rate case on or before June 30, 2021, based on a test year consisting of the twelve months ending December 31, 2020. Other regulatory mechanisms in Oklahoma include the following:

•
Rate Design for Residential Customers - Oklahoma Natural Gas has an authorized rate structure providing customers with two rate choices. Rate Choice “A” is designed for customers whose annual normalized usage is less than 50 Dth. These customers pay a fixed monthly service charge and a per Dth delivery fee. Although a portion of the delivery charges for customers in Rate Choice “A” is dependent on usage, these customers use relatively small quantities of natural gas and therefore the delivery charge that is dependent on usage is not significant. Rate Choice “B” is designed for customers whose annual normalized usage is 50 Dth or greater. These customers pay a fixed monthly service charge with no delivery fee. At December 31, 2019, 71 percent of Oklahoma Natural Gas’ residential customers were on Rate Choice “B.”

•
Rate Design for Commercial and Industrial Customers - Oklahoma Natural Gas is authorized to provide two different rate choices for its Small Commercial and Industrial, or SCI, customers. Rate Choice “A” is designed for SCI customers whose annual normalized usage is less than 40 Dth. These customers pay both a fixed monthly service charge and a delivery fee. Rate Choice “B” is designed for SCI customers whose annual normalized usage is 40 Dth or greater but less than 150 Dth. These customers pay a fixed monthly service charge with no delivery fee. All of Oklahoma Natural Gas’ Large Commercial and Industrial, or LCI, customers, whose annual volume is 150 Dth or greater, but less than 5,000 Dth, pay a fixed monthly service charge. At December 31, 2019, 80 percent of Oklahoma Natural Gas’ commercial and industrial customers were on either SCI Rate Choice “B” or LCI.

•
PGA Clause - Oklahoma Natural Gas’ commodity, transportation, storage and gas purchase operations and maintenance costs are passed through to its sales customers, without profit, via the PGA. Costs associated with natural gas that is lost, used or unaccounted for in operations and the fuel-related portion of bad debts are also recovered through the PGA.

•
TAC - The TAC is a weather normalization mechanism designed to reduce the delivery charge component of customers’ bills for the additional volumes used when actual HDDs exceed normalized HDDs and to increase the delivery charge component of customers’ bills for volumes not used when actual HDDs are less than the normal HDDs. Normalized HDDs established through our most recent rate proceeding are based on 10-year weighted average HDDs as of December 31, 2014, as calculated using 11 weather stations across Oklahoma and weighted on average customer count for Oklahoma. The TAC is in effect from November through April.

•
Energy Efficiency Programs - Oklahoma Natural Gas has energy efficiency programs, available to all sales customers.  The costs associated with these programs and an incentive to offer these programs are recovered through a monthly surcharge on customer bills. Oklahoma Natural Gas collects approximately $15.4 million each year from customers to fund the programs, which provide rebates for energy-efficient natural gas appliances.

•
CNG Rebate Program - The CNG rebate program is designed to promote and support the CNG market in the state of Oklahoma by offering rebates to Oklahoma residents and companies who purchase dedicated and bi-fueled natural gas vehicles or install residential CNG fueling stations. The rebates are funded by a $0.25 per gasoline gallon equivalent surcharge that Oklahoma Natural Gas is authorized to collect on fuel purchased from publicly accessible CNG dispensers owned by Oklahoma Natural Gas. Collections from the surcharge to fund the program were not material in 2019.

•
EDIT - Changes in ADIT resulting from changes in enacted tax rates are credited or billed to customers annually in the PBRC filing.  Beginning in February 2019, customers receive an annual bill credit reflecting the prior year’s amortization. The amortization is based upon an amortization period in compliance with the tax normalization rules for the portions of EDIT stipulated by the Code and ten years for all other components of EDIT.

For the year ended December 31, 2019, approximately 86 percent of Oklahoma Natural Gas’ net margin from its sales customers was recovered from fixed charges.

Kansas - Kansas Gas Service files periodic rate cases with the KCC as needed to increase base rates to reflect Kansas Gas Service’s revenue requirement as authorized by the KCC. Other regulatory mechanisms in Kansas include the following:

•
GSRS - This surcharge allows Kansas Gas Service to file for a rate adjustment providing a recovery of and return on qualifying infrastructure investments incurred between rate case filings, including safety-related investments to replace, upgrade or modernize obsolete facilities, as well as projects that enhance the integrity of pipeline system components or extend the useful life of such assets.  Safety-related investments also include expenditures for physical and cyber security.  The filing cannot occur more often than once every 12 months and the rate adjustment cannot increase the monthly charge by more than $0.80 per residential customer per month compared with the most recent GSRS filing.  After five annual filings, Kansas Gas Service is required to file a rate case or cease collection of the surcharge.

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

•
WNA Clause - The WNA is designed to reduce the delivery charge component of customers’ bills for the additional volumes used when actual HDDs exceed normalized HDDs and to increase the delivery charge component of customers’ bills for the reduction in volumes used when actual HDDs are less than normal HDDs. Normal HDDs are established through rate proceedings. For April 2019 and forward, normal HDDs are based on a 30-year rolling average for years 1988-2017 published by the National Oceanic and Atmospheric Administration, as calculated using three weather stations across Kansas and weighted on HDDs by weather station and customers for Kansas. For 2017 to March 2019, normal HDDs were based on a 30-year average for years 1981-2010 published by the National Oceanic and Atmospheric Administration, as calculated using four weather stations across Kansas and weighted on HDDs by weather station and customers for Kansas. Beginning in June 2019, small transportation customers, whose annual usage is less than 800 Mcf, are included in the accrual for the WNA calculation that will become effective in June 2020. Annually, the amount of the adjustment is determined and is then applied to customers’ bills over the subsequent 12-month period.

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

•
MGP Remediation Expense Tracker - This tracker allows Kansas Gas Service to record and defer for recovery expenses incurred after January 1, 2017, related to MGP site remediation. Kansas Gas Service is allowed to seek recovery of its costs within a general rate case application. In February 2019, the KCC approved amortization of MGP costs over 15 years.

•
EDIT - EDIT is amortized and included in base rates. The amortization is based upon an amortization period in compliance with the tax normalization rules for the portions of EDIT stipulated by the Code and five years for all other components of EDIT.

For the year ended December 31, 2019, approximately 55 percent of Kansas Gas Service’s net margin from its sales customers was recovered from fixed charges.

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

•
Pension and Other Postemployment Benefits Trackers - Texas Gas Service is authorized by statute to defer pension and other postemployment benefit costs that exceed the amount recovered in base rates and to seek recovery of the deferred costs in a future rate case.

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

•
EDIT - Three service areas in Texas have authorized EDIT to be credited to customers annually. The credit reflects an annual amortization of the EDIT balance. The amortization is based upon an amortization period in compliance with the tax normalization rules for the portions of EDIT stipulated by the Code and ten years for all other components of EDIT. The timing of the return of EDIT to customers in our remaining three service areas in Texas will be determined as we work with our regulators.

For the year ended December 31, 2019, approximately 72 percent of Texas Gas Service’s net margin from its sales customers was recovered from fixed charges.

MARKET CONDITIONS AND SEASONALITY

Supply - We purchased 174 Bcf and 180 Bcf of natural gas supply in 2019 and 2018, respectively. Our natural gas supply portfolio consists of contracts with varying terms from a diverse group of suppliers. We award these contracts through competitive-bidding processes to ensure reliable and competitively priced natural gas supply. We acquire our natural gas supply from natural gas processors, marketers and producers.

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

Natural gas supply requirements for our sales customers are impacted by weather and economic conditions. The consumption patterns for our customers may change from time-to-time in response to a variety of possible factors, including:

•	the occurrence of a significant disruption in natural gas supplies, either by itself, or accompanied by higher or lower natural gas prices;

•	the availability of more energy-efficient construction methods;

•	fuel switching from natural gas to electricity; and

•	residential customers may improve upon the energy efficiency of existing homes by replacing doors and windows, adding insulation and replacing appliances with more efficient appliances.

In each jurisdiction in which we operate, changes in customer-usage profiles are considered in the periodic redesign of our rates.

As of December 31, 2019, we had 48.3 Bcf of natural gas storage capacity under contract with remaining terms ranging from one to ten years and maximum allowable daily withdrawal capacity of approximately 1.3 Bcf. This storage capacity allows us to purchase natural gas during the off-peak season and store it for use in the winter periods. This storage is also needed to assure the reliability of gas deliveries during peak demands for natural gas. Approximately 26 percent of our winter natural gas supply needs for our sales customers is expected to be supplied from storage.

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

Seasonality - Natural gas sales to residential and commercial customers are seasonal, as a substantial portion of their natural gas requirements are for heating. Accordingly, the volume of natural gas sales is normally higher during the months of November through March than in other months of the year. The impact on our margins resulting from weather temperatures that are above or below normal is offset partially through our TAC and WNA mechanisms. See discussion above under Regulatory Overview.

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

The table below contains data related to the cost of delivered natural gas relative to electricity:

Natural Gas vs. Electricity	Oklahoma	Kansas	Texas

Average retail price of electricity / kWh(1)	10.22¢	12.73¢	11.84¢
ONE Gas delivered cost of natural gas / kWh(2)	3.24¢	3.23¢	3.93¢
Natural gas advantage ratio(3)	3.2x	3.9x	3.0x
(1) Source: United States Energy Information Agency, www.eia.gov, for the eleven-month period ended November 30, 2019.
(2) Represents the average delivered cost of natural gas per kWh equivalent to a residential customer, including the cost of the natural gas supplied, fixed customer charge, delivery charges and charges for riders, surcharges and other regulatory mechanisms associated with the services we provide, for the year ended December 31, 2019.
(3) Calculated as the ratio of the ONE Gas delivered average cost of natural gas per kWh equivalent to the average retail price of electricity per kWh.

We are subject to competition from other pipelines for our large industrial and commercial customers, and this competition has and may continue to impact margins. Under our transportation tariffs, qualifying industrial and commercial customers are able to purchase their natural gas supply from the provider of their choice and contract with us to transport it for a fee. A portion of the transportation services that we provide are at negotiated rates that are below the maximum approved transportation tariff rates. Reduced-rate transportation service may be negotiated when a competitive pipeline is in close proximity or another viable energy option is available to the customer.

CNG - In meeting demand for CNG for motor vehicle transportation, particularly from fleet operators, we have continued to supply natural gas to CNG fueling stations. Our strategy is to support third-party investment in CNG fueling stations. We deploy capital to connect CNG stations built and operated by third parties to our system. As of December 31, 2019, we supply 150 fueling stations, 33 of which we operate in conjunction with our own fleets. Of the 117 remaining stations, 67 are retail and 50 are private stations. We transported 2.8 million Dth to CNG stations in 2019, which represents a decrease of 2 percent compared with 2018.

ENVIRONMENTAL AND SAFETY MATTERS

See Note 16 of the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report for information regarding environmental and safety matters.

EMPLOYEES

We employed approximately 3,600 people at February 1, 2020, including approximately 700 people at Kansas Gas Service who are subject to collective bargaining agreements. The following table sets forth our contracts with collective bargaining units at February 1, 2020:

Union	Approximate Employees	Contract Expires
The United Steelworkers	400	May 31, 2022
International Brotherhood of Electrical Workers	300	June 30, 2021

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

All executive officers are elected annually by our Board of Directors and each serves until such person resigns, is removed or is otherwise disqualified to serve or until such officer’s successor is duly elected. Our executive officers listed below include the officers who have been designated by our Board of Directors as our Section 16 executive officers.

Name	Age*		Business Experience in Past Five Years
Pierce H. Norton II	59	2014 to present	President, Chief Executive Officer and Director
Caron A. Lawhorn	58	2019 to present	Senior Vice President and Chief Financial Officer
		2014 to 2019	Senior Vice President, Commercial
Joseph L. McCormick	60	2014 to present	Senior Vice President, General Counsel and Assistant Secretary
Curtis L. Dinan	52	2019 to present	Senior Vice President, Commercial
		2018 to 2019	Senior Vice President and Chief Financial Officer
		2014 to 2018	Senior Vice President, Chief Financial Officer and Treasurer
Robert S. McAnnally	56	2015 to present	Senior Vice President, Operations
		2014 to 2015	Senior Vice President, Marketing and Customer Service, Alabama Gas Corporation, a subsidiary of The Laclede Group, Inc. (now Spire Inc.)
Mark A. Bender	55	2015 to present	Senior Vice President, Administration and Chief Information Officer
		2014 to 2015	Vice President and Chief Information Officer
Jeffrey J. Husen	48	2018 to present	Vice President, Chief Accounting Officer and Controller
		2014 to 2018	Controller
* As of January 1, 2020

No family relationship exists between any of the executive officers, nor is there any arrangement or understanding between any executive officer and any other person pursuant to which the officer was selected.

AVAILABLE INFORMATION

We make available, free of charge, on our website (www.onegas.com) copies of our Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act and reports of holdings of our securities filed by our officers and directors under Section 16 of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC, which also makes these materials available on its website (www.sec.gov).  Copies of our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Certificate of Incorporation, bylaws, the written charters of our Audit Committee, Executive Compensation Committee, Corporate Governance Committee and Executive Committee and our Corporate Responsibility Report are also available on our website.

In addition to filings with the SEC and materials posted on our website, we also use social media platforms as channels of information distribution to reach public investors. Information contained on our website and posted on or disseminated through our social media accounts are not incorporated by reference into this report.

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

Our failure to comply with applicable laws and regulations could result in the imposition of fines, penalties or other enforcement actions by the authorities that regulate our operations that would not be recoverable in our rates.

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

Further, higher and more volatile natural gas prices may adversely impact our customers’ perception of natural gas. Substantial fluctuations in natural gas prices can occur from year to year and sustained periods of high natural gas prices or of pronounced natural gas price volatility may lead to customers selecting other energy alternatives, such as electricity, and to increased scrutiny of the prudence of our natural gas procurement strategies and practices by our regulators. It may also cause new home developers, builders and new customers to select alternative sources of energy. Additionally, high natural gas prices may cause customers to conserve more and may also adversely impact our accounts receivable collections, resulting in higher bad debt expense. The occurrence of any of the foregoing could adversely affect our business, financial condition, results of operations and cash flows, as well as our future growth opportunities.

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

Consumer or government-mandated conservation efforts, bans on natural gas infrastructure in new construction, higher natural gas costs or decreases in the price of other energy sources also may encourage decreases in natural gas consumption and allow competition from alternative energy sources for applications that have used natural gas, encouraging some customers to move away from natural gas-powered equipment to equipment fueled by other energy sources. Competition between natural gas and other forms of energy is also based on efficiency, performance, reliability, safety, environmental and other nonprice factors. Technological improvements in other energy sources, energy storage, conservation, efficiency and events that impair the public perception of the nonprice attributes of natural gas could erode our competitive advantage. These factors in turn could decrease the demand for natural gas, impair our ability to attract new customers, and cause existing customers to switch to other forms of energy or to bypass our systems in favor of alternative competitive sources. This could result in slow or no customer growth and could cause customers to reduce or cease using our product, thereby reducing our ability to make capital expenditures and otherwise grow our business and adversely affecting our financial condition, results of operations and cash flows.

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

There is a growing belief that emissions of greenhouse gases may be linked to global climate change. Climate change creates physical and financial risks. Our customers’ energy needs vary with weather conditions, primarily temperature and humidity. For residential customers, heating and cooling represent their largest energy use. To the extent weather conditions may be affected by climate change, customers’ energy use could increase or decrease depending on the duration and magnitude of any changes. To the extent climate change adversely impacts the economic health of our operating territory, it could adversely impact customer demand or our customers’ ability to pay. A decrease in energy use due to weather changes may affect our financial condition through decreased revenues and cash flows. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions. Weather conditions outside of our operating territory could also have an impact on our revenues and cash flows by affecting natural gas prices. Severe weather impacts our operating territories primarily through hurricanes, thunderstorms, tornados and snow or ice storms. To the extent the frequency of extreme weather events increases, our cost of providing service could increase. We may not be able to pass on the higher costs to our customers or recover all the costs related to mitigating these physical risks. To the extent financial markets view climate change and emissions of greenhouse gases as a financial risk, this could adversely affect our ability to access capital markets or cause us to receive less favorable terms and conditions in future financings. Our business could be affected by the potential for lawsuits related to or against greenhouse gas emitters based on the claimed connection between greenhouse gas emissions and climate change, which could adversely impact our business, results of operations and cash flows.

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

At December 31, 2019, we had approximately $158 million of goodwill recorded on our Consolidated Balance Sheet. Goodwill is recorded when the purchase price of a business exceeds the fair market value of the tangible and separately measurable intangible net assets. GAAP requires us to test goodwill for impairment on an annual basis or when events or circumstances occur indicating that goodwill might be impaired. Long-lived assets with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we determine that impairment is indicated, we would be required to take an immediate noncash charge to earnings with a correlative effect on our equity and balance sheet leverage as measured by debt to total capitalization, which could adversely impact our financial condition and results of operations.

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

The cost of providing pension and other postemployment health care benefits to eligible employees and qualified retirees is subject to changes in pension fund values, changing demographics and other factors and may increase our costs. In addition, the passage of the Patient Protection and Affordable Care Act in 2010 and its potential revision, repeal and/or replacement could increase the cost of health care benefits for our employees. Further, the costs to us of providing such benefits and related funding requirements are subject to the continued and timely recovery of such costs through our rates which may adversely affect our cash flows and earnings.

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

In addition, the costs of providing health care benefits to our employees could increase over the next several years due in large part to the Patient Protection and Affordable Care Act of 2010, and its potential revision, repeal and/or replacement. The future costs of compliance with the provisions are difficult to measure at this time. Also, our costs of providing such benefits and related funding requirements could also materially increase in the future, depending on the timing of the recovery, if any, of such costs through our rates, which could adversely impact our financial condition and cash flows.

Our business is subject to operational hazards and unforeseen interruptions that could materially and adversely affect our business and for which we may not be insured adequately, which may adversely affect our cash flows and earnings.

We are subject to all of the risks and hazards typically associated with the natural gas distribution business. Operating risks include, but are not limited to, leaks, pipeline ruptures and the breakdown or failure of equipment or processes. Other operational hazards and unforeseen interruptions include adverse weather conditions, accidents, explosions, fires, the collision of equipment or vehicles with our pipeline facilities (for example, this may occur if a third-party were to perform excavation or construction work near our facilities or vehicles colliding with above-ground pipeline facilities) and catastrophic events, such as tornados, hurricanes, earthquakes, floods or other similar events beyond our control. It is also possible that our facilities, or those of our counterparties or service providers, could be direct targets or indirect casualties of an act of terrorism, including cyber-attacks. A casualty occurrence might result in injury or loss of life, extensive property damage or environmental damage caused to or by employees, customers, contractors, vendors and other third parties. The location of pipeline facilities near populated areas, including residential areas, commercial business centers and industrial gathering places, could increase the level of damages resulting from these risks. Liabilities incurred and interruptions to the operations of our pipelines or other facilities caused by such an event could reduce revenues generated by us and increase expenses, which could have a material adverse effect on our financial condition, results of operations and cash flows. Additionally, our regulators may not allow us to recover part or all of the increased cost related to the foregoing events from our customers, which would adversely affect our earnings and cash flows.

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

The insurance proceeds received for any loss of, or any damage to, any of our systems or facilities or to third parties may not be sufficient to restore the total loss or damage. Further, the proceeds of any such insurance may not be paid in a timely manner. The occurrence of any of the foregoing could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Any cyber or physical security attacks, or threats of such attacks, that affect our distribution facilities, our customers, our suppliers and third-party service providers or any financial data could disrupt normal business operations, expose sensitive information, and/or lead to physical damages that may have a material adverse effect on our businesses. Physical damage due to a cyber security incident or acts of cyber terrorism could impact services and could lead to material liabilities. As potential cyber or physical security attacks become more common and sophisticated, we could be required to incur increased costs to strengthen our systems or to obtain additional insurance coverage against potential losses. Federal and state regulatory agencies are increasingly focused on risk related to physical security and cybersecurity in general, and specifically in critical infrastructure sectors, including natural gas distribution. In addition, cyber or physical attacks or threats on our company, customer and employee data may result in a financial loss and may adversely impact our reputation. Third-party systems on which we rely could also suffer such attacks or operational system failure.

While we have implemented and continue to evaluate and improve policies, procedures, protective technologies, and controls to prevent and detect cyber or physical security attacks, there is no guarantee that these efforts (or any similar efforts by third parties on which we rely) will protect us from unauthorized access to our systems. A severe attack or security breach could adversely affect our business reputation, diminish customer confidence, disrupt operations, subject us to financial liability or increased regulation, increase our costs and expose us to material legal claims and liability, and our business, financial condition, results of operations and cash flows could be affected adversely.

Failure to maintain the security of personally identifiable information could adversely affect us.

In connection with our business we and our vendors, suppliers and contractors collect and retain personally identifiable information (e.g., information of our customers, shareholders, suppliers and employees), and there is an expectation that we and such third parties will adequately protect that information. The U.S. regulatory environment surrounding information security and privacy is increasingly demanding. New laws and regulations governing data privacy and the unauthorized disclosure of confidential information pose increasingly complex compliance challenges and potentially elevate our costs. Any failure by us to comply with these laws and regulations, including as a result of a security or privacy breach, could result in significant penalties and liabilities for us. A significant theft, loss or fraudulent use of the personally identifiable information we maintain or failure of our vendors, suppliers and contractors to use or maintain such data in accordance with contractual provisions could adversely impact our reputation and could result in significant costs, fines, litigation.

Our business could be adversely affected by strikes or work stoppages by our unionized employees, which may impact our operations, cash flows and earnings.

At February 1, 2020, approximately 700 of our estimated 3,600 employees were represented by collective-bargaining units under collective-bargaining agreements. We are involved periodically in discussions with collective-bargaining units representing some of our employees to negotiate or renegotiate labor agreements. We cannot predict the results of these negotiations, including whether any failure to reach new agreements will have a negative effect on our business, financial condition and results of operations or whether we will be able to reach any agreement with the collective-bargaining units. Any failure to reach agreement on new labor contracts might result in a work stoppage. Any future work stoppage could, depending on the operations and the length of the work stoppage, have a material adverse effect on our financial condition, results of operations and cash flows.

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

Our ability to implement our business strategy, satisfy our regulatory requirements, and serve our customers is dependent upon our ability to continue to recruit and employ talented management and professionals while retaining a skilled, agile, diverse and engaged workforce. We are subject to the risk that we will not be able to effectively replace or transfer the knowledge and expertise of retiring management or employees. Without effective succession, our ability to provide quality service to our customers and satisfy our regulatory requirements will be challenged, and this could adversely impact our business, financial condition, results of operations and cash flows.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The following table sets forth the approximate miles of distribution mains and transmission pipeline as of December 31, 2019:

Properties (miles)	OK	KS	TX	Total
Distribution	18,900	11,500	10,400	40,800
Transmission	700	1,500	300	2,500
Total properties	19,600	13,000	10,700	43,300

We lease approximately 400 thousand square feet of office space and other facilities for our operations. In addition, we have 48.3 Bcf of natural gas storage capacity under contract, with maximum allowable daily withdrawal capacity of approximately 1.3 Bcf.

ITEM 3.    LEGAL PROCEEDINGS

See Note 16 of the Notes to Consolidated Financial Statements in this Annual Report for information regarding legal proceedings.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET HOLDERS AND DIVIDENDS

Our common stock is listed on the NYSE under the trading symbol “OGS.”

At February 7, 2020, there were 11,175 registered shareholders of the company’s common stock.

In January 2020, we declared a dividend of $0.54 per share ($2.16 per share on an annualized basis) for shareholders of record as of February 21, 2020, payable on March 6, 2020.

Performance Graph

The following performance graph compares the performance of our common stock with the S&P MidCap 400 Index, the Dow Jones Industrial Average and a ONE Gas peer group during the period beginning December 31, 2014 and ending on December 31, 2019. This graph assumes a $100 investment in our common stock and in each of the indices at the beginning of the period and a reinvestment of dividends paid on such investments throughout the period.

Value of $100 Investment Assuming Reinvestment of Dividends at December 31, 2014, Through December 31, 2019, among ONE Gas, Inc., the S&P MidCap 400 Utilities Index, the S&P MidCap 400 Index, the Dow Jones Industrial Average and the ONE Gas peer group
$275
$250
$225
$200
$175
$150
$125
$100
Dec-14
Dec-15
Dec-16
Dec-17
Dec-18
Dec-19
ONE Gas, Inc.
S&P MidCap 400 Utilities Index
S&P MidCap 400 Index
Dow Jones Industrial Average
ONE Gas Peer Group*

Cumulative Total Return As of Each Year Ending

	December 31,
	2015	2016	2017	2018	2019
ONE Gas, Inc.	$125.08	$163.19	$191.41	$213.23	$256.47
S&P MidCap 400 Utilities Index	$94.06	$119.79	$133.07	$142.13	$162.50
S&P MidCap 400 Index	$97.82	$118.11	$137.30	$122.08	$154.07
Dow Jones Industrial Average	$100.21	$116.74	$149.56	$144.35	$180.94
ONE Gas Peer Group*	$104.01	$127.17	$146.21	$150.05	$176.16

* The ONE Gas peer group used in this graph is the same peer group that will be used in determining our level of performance under our 2019 performance units at the end of the three-year performance period and is comprised of the following companies: Alliant Energy Corporation.; Atmos Energy Corporation.; Avista Corporation.; CenterPoint Energy Inc.; Chesapeake Utilities Corporation.; CMS Energy Corporation.; New Jersey Resources Corporation; NiSource Inc.; Northwest Natural Gas Company; NorthWestern Corporation.; South Jersey Industries Inc.; Southwest Gas Corporation.; and Spire Inc.

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for each of the periods indicated:

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(Millions of dollars except per share data)
Consolidated Statements of Income data:
Total revenues (a)	$1,652.7	$1,633.7	$1,539.6	$1,427.2	$1,547.7
Cost of natural gas	$687.9	$714.6	$614.5	$541.8	$706.0
Net margin (b)	$964.8	$919.1	$925.1	$885.4	$841.7
Operating income (a)	$295.3	$288.4	$316.7	$288.9	$265.2
Net income	$186.7	$172.2	$163.0	$140.1	$119.0
Basic earnings per share	$3.53	$3.27	$3.10	$2.67	$2.26
Diluted earnings per share	$3.51	$3.25	$3.08	$2.65	$2.24
Dividends declared per common share	$2.00	$1.84	$1.68	$1.40	$1.20
(a) Reflects the impact of the adoption of new accounting standards in fiscal year 2018 related to revenue recognition and the presentation of net periodic benefit costs. See Note 1 of the Notes to Consolidated Financial Statements in this Annual Report for additional information regarding our adoption of these standards.
(b) Net margin is considered a non-GAAP financial measure consisting of total revenues less the cost of natural gas. See additional discussion under Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report.

	December 31,
	2019	2018	2017	2016	2015
	(Millions of dollars)
Consolidated Balance Sheets data:
Total assets	$5,708.3	$5,468.6	$5,206.9	$4,942.8	$4,634.8
Long-term debt, including current maturities	$1,286.1	$1,285.5	$1,193.3	$1,192.5	$1,191.7

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and Notes to Consolidated Financial Statements in this Annual Report.

EXECUTIVE SUMMARY

We are a 100-percent regulated natural gas distribution company. As such, our regulators determine the rates we are allowed to charge for our service based on our revenue requirements needed to achieve our authorized rates of return. We earn revenues from the delivery of natural gas, but do not earn a profit on the natural gas that we deliver, as those costs are passed through to our customers at cost. The primary components of our revenue requirements are the amount of capital invested in our business, which is also known as rate base, our allowed rate of return on our capital investments and our recoverable operating expenses, including depreciation, interest expense and income taxes. Our rates have both a fixed and a variable component, with approximately 72 percent of our natural gas sales net margin in 2019 derived from fixed monthly charges to our sales customers. The variable component of our rates is dependent on the consumption of natural gas, which is impacted primarily by the weather and, to a lesser extent, economic activity. While we have weather normalization mechanisms that adjust sales customers’ bills when actual HDDs differ from normalized HDDs, these mechanisms are in place for only a portion of the year, except in Kansas, and do not offset all fluctuations in usage resulting from weather variability. Accordingly, the weather can have either a positive or negative impact on our financial performance.

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

We are subject to regulatory requirements for pipeline integrity and environmental compliance. These requirements impact our operating expenses and the level of capital expenditures required for compliance. Historically, our regulators have allowed recovery of these expenditures. However, because integrity and environmental regulation is changing constantly, our capital and operating expenditures to comply will change as well.  Although we believe our regulators will continue to allow recovery of such expenditures in the future, we will continue to make these expenditures with no assurance about if, or over what period, we will be permitted to recover them.

RECENT DEVELOPMENTS

Dividend - In January 2020, we declared a dividend of $0.54 per share ($2.16 per share on an annualized basis) for shareholders of record as of February 21, 2020, payable on March 6, 2020.

REGULATORY ACTIVITIES

Oklahoma - In March 2019, Oklahoma Natural Gas filed its third annual PBRC application following the general rate case that was approved in January 2016. This filing was made in compliance with the January 2019 OCC order settling tax issues resulting from the Tax Cuts and Jobs Act of 2017. A settlement was reached and the OCC approved a joint stipulation in August 2019. This stipulation includes a PBRC credit of $15.6 million to be spread over a 12-month period through a bill credit to Oklahoma customers beginning in the third quarter 2019 and a credit of $12.7 million associated with EDIT to be issued in 2020.

In March 2018, Oklahoma Natural Gas filed its second annual PBRC application following the general rate case that was approved in January 2016. This filing was based on a calendar test year of 2017 and addressed the tax issues resulting from the Tax Cuts and Jobs Act of 2017. In January 2019, the OCC issued an order requiring Oklahoma Natural Gas to lower base rates by $11.3 million beginning February 2019 to reflect the lower federal corporate income tax rate and the authorized ROE of 9.5 percent prospectively and to credit customers for EDIT based upon an amortization period in compliance with the tax normalization rules for the portions of EDIT stipulated by the Code and ten years for all other components. This order also required the March 15, 2019 PBRC filing to include the return of all earnings above 9.5 percent occurring in the 2018 test year.

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

Kansas - In August 2019, Kansas Gas Service submitted an application to the KCC requesting an increase of approximately $4.2 million related to its GSRS. In November 2019, the KCC approved the increase effective December 2019.

In November 2018, Kansas Gas Service submitted an application to the KCC requesting approval of its contract to own, operate and maintain the natural gas distribution system at Fort Riley, a United States Army installation, for approximately $5.8 million. The KCC approved the Company’s application in May 2019 and we have started the transition process with an intent to acquire the assets in the fourth quarter of 2020.

In August 2018, Kansas Gas Service submitted an application to the KCC requesting an increase of approximately $2.4 million related to its GSRS. In November 2018, the KCC approved the increase effective December 2018.

In June 2018, Kansas Gas Service filed a request with the KCC for an increase in base rates, reflecting investments in system improvements and changes in operating costs necessary to maintain the safety and reliability of its natural gas distribution system, as well as addressing the tax issues resulting from the Tax Cuts and Jobs Act of 2017. In February 2019, the KCC issued an order that included a net base rate increase of $18.6 million and a GSRS pre-tax carrying charge of approximately 9.1 percent. Kansas Gas Service was already recovering $2.9 million from customers through the GSRS, therefore, this order represents a total base rate increase of $21.5 million. The increase in base rates reflects an amortization credit for the refund of EDIT over a period in compliance with the tax normalization rules for the portions stipulated by the Code and five years for all other components of EDIT. Additionally, the settlement provides for extending application of the weather normalization adjustment rider to small transportation customers and the implementation of a cybersecurity tracker.

In a separate order issued by the KCC, Kansas Gas Service was required to refund to customers the amount of the regulatory liability for the decrease in the federal corporate income tax rate in 2018 through the date on which Kansas Gas Service’s new rates went into effect in February 2019. The total refund of $16.6 million was issued through a bill credit to Kansas customers in the second quarter 2019.

In April 2018, a bill amending the GSRS statute was approved. Beginning January 1, 2019, the scope of projects eligible for recovery under the statute includes safety-related investments to replace, upgrade or modernize obsolete facilities, as well as projects that enhance the integrity of pipeline system components or extend the useful life of such assets. Safety-related investments also include expenditures for physical and cyber security. Additionally, the cap on the monthly residential surcharge increased to $0.80 from $0.40.

In August 2017, Kansas Gas Service submitted an application to the KCC requesting an increase of approximately $2.9 million related to its GSRS. In November 2017, the KCC approved the increase effective December 2017.

In April 2017, Kansas Gas Service filed an application with the KCC seeking approval of an AAO associated with the costs incurred at, and nearby, the 12 former MGP sites which we own or retain responsibility for certain environmental conditions. In October 2017, Kansas Gas Service, the KCC staff and the Citizens’ Utility Ratepayer Board filed a unanimous settlement agreement with the KCC.  The agreement allows Kansas Gas Service to defer and seek recovery of costs that are necessary for investigation and remediation at the 12 former MGP sites incurred after January 1, 2017, up to a cap of $15.0 million, net of any related insurance recoveries. Costs approved in a future rate proceeding would then be amortized over a 15-year period. The unamortized amounts will not be included in rate base or accumulate carrying charges. At the time future investigation and remediation work, net of any related insurance recoveries, is expected to exceed $15.0 million, Kansas Gas Service will be required to file an application with the KCC for approval to increase the $15.0 million cap. The KCC issued an order approving the settlement agreement in November 2017. A regulatory asset of approximately $5.9 million was recorded for estimated costs that have been accrued at January 1, 2017. See discussion below in Environmental, Safety and Regulatory Matters and in Note 16 of the Notes to Consolidated Financial Statements for additional information concerning the 12 former MGP sites.

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

Central Texas Service Area - Texas Gas Service filed a rate case for all customers in the Central Texas and Gulf Coast service areas seeking a rate increase of $15.6 million, and requested to consolidate the two service areas into one.  If approved, new rates are expected to become effective in the third quarter of 2020.

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

Other Texas Service Areas - In the normal course of business, Texas Gas Service has filed rate cases and sought GRIP and COSA increases in various other Texas jurisdictions to address investments in rate base and changes in expenses. Annual rate increases associated with these filings that were approved totaled $1.9 million, $1.6 million and $5.0 million in 2019, 2018 and 2017, respectively.

In 2018, Texas Gas Service requested a total of $11.1 million of decreases to rates for customers in its service areas due to the reduction of the federal corporate income tax rate, and one-time refunds totaling $6.6 million for the reduction in the federal corporate income tax rate for the period between January 1, 2018, to the dates new rates were implemented. The requests for the decreases in rates and the one-time refunds were approved and new rates, where applicable, became effective in the second half of 2018. Three service areas in Texas have authorized EDIT to be credited to customers annually. The timing of the return of EDIT to customers in our remaining three service areas in Texas will be determined as we work with our regulators.

EDIT - The treatment of EDIT by our regulators is not expected to have a material impact on earnings, as any reduction or credit in rates is offset by a reduction in income tax expense, which included the amortization of the regulatory liability as a credit in income tax expense. During the year ended December 31, 2019, we credited income tax expense $12.8 million for the amortization of the regulatory liability associated with EDIT that was returned to customers. See “Liquidity and Capital Resources - Tax Reform” and Note 14 of the Notes to Consolidated Financial Statements for additional discussion of the Tax Cuts and Jobs Act of 2017.

OTHER

Certain costs to be recovered through the ratemaking process have been capitalized as regulatory assets. Should recovery cease due to regulatory actions, certain of these assets may no longer meet the criteria for recognition and accordingly, a writeoff of regulatory assets and stranded costs may be required. There were no writeoffs of regulatory assets resulting from the failure to meet the criteria for capitalization during 2019, 2018 and 2017.

FINANCIAL RESULTS AND OPERATING INFORMATION

Selected Financial Results - Net income was $186.7 million, or $3.51 per diluted share, $172.2 million, or $3.25 per diluted share, and $163.0 million, or $3.08 per diluted share, for the years ended December 31, 2019, 2018 and 2017, respectively. We operate in one reportable business segment: regulated public utilities that deliver natural gas to residential, commercial and transportation customers. We evaluate our financial performance principally on net income.

The following table sets forth certain selected financial results for our operations for the periods indicated:

				Variances		Variances
	Years Ended December 31,			2019 vs. 2018		2018 vs. 2017
Financial Results	2019	2018	2017	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars, except percentages)
Natural gas sales	$1,508.1	$1,492.4	$1,409.1	$15.7	1%	$83.3	6%
Transportation revenues	114.1	109.7	100.9	4.4	4%	8.8	9%
Other revenues	30.5	31.6	29.6	(1.1)	(3)%	2.0	7%
Total revenues	1,652.7	1,633.7	1,539.6	19.0	1%	94.1	6%
Cost of natural gas	687.9	714.6	614.5	(26.7)	(4)%	100.1	16%
Net margin	964.8	919.1	925.1	45.7	5%	(6.0)	(1)%
Operating costs (a)	489.1	470.6	456.5	18.5	4%	14.1	3%
Depreciation and amortization	180.4	160.1	151.9	20.3	13%	8.2	5%
Operating income (a)	$295.3	$288.4	$316.7	$6.9	2%	$(28.3)	(9)%
Net income	$186.7	$172.2	$163.0	$14.5	8%	$9.2	6%
Capital expenditures and asset removal costs	$465.1	$447.4	$408.8	$17.7	4%	$38.6	9%
(a) Reflects the impact of the adoption of a new accounting standard in fiscal year 2018 related to the presentation of net periodic benefit costs. See Note 1 of the Notes to Consolidated Financial Statements in this Annual Report for additional information regarding our adoption of this standard.

Natural gas sales to customers represent revenue from contracts with customers through implied contracts established by our tariffs and rates approved by the regulatory authorities, as well as revenues from regulatory mechanisms related to natural gas sales, which are included as other revenues in our Notes to Consolidated Financial Statements.

Transportation revenues represent revenue from contracts with customers through implied contracts established by our tariffs and rates approved by the regulatory authorities, as well as tariff-based negotiated contracts.

Other utility revenues include primarily miscellaneous service charges which represent implied contracts with customers established by our tariffs and rates approved by the regulatory authorities and other revenues from regulatory mechanisms, which are included in the consolidated statements of income and our Notes to Consolidated Financial Statements as other revenues.

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

The following table sets forth reconciliation of net margin to the most directly comparable GAAP measure for the periods indicated:

				Variances		Variances
	Years Ended December 31,			2019 vs. 2018		2018 vs. 2017
Non-GAAP Reconciliation	2019	2018	2017	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars, except percentages)
Total revenues	$1,652.7	$1,633.7	$1,539.6	$19.0	1%	$94.1	6%
Cost of natural gas	687.9	714.6	614.5	(26.7)	(4)%	100.1	16%
Net margin	$964.8	$919.1	$925.1	$45.7	5%	$(6.0)	(1)%

The following table sets forth our net margin by type of customer for the periods indicated:

				Variances		Variances
	Years Ended December 31,			2019 vs. 2018		2018 vs. 2017
Net Margin	2019	2018	2017	Increase (Decrease)		Increase (Decrease)
Natural gas sales	(Millions of dollars, except percentages)
Residential	$681.0	$644.1	$663.8	$36.9	6%	$(19.7)	(3)%
Commercial and industrial	131.5	127.1	124.2	4.4	3%	2.9	2%
Other	7.7	6.6	6.6	1.1	17%	—	—%
Net margin on natural gas sales	820.2	777.8	794.6	42.4	5%	(16.8)	(2)%
Transportation revenues	114.1	109.7	100.9	4.4	4%	8.8	9%
Other revenues	30.5	31.6	29.6	(1.1)	(3)%	2.0	7%
Net margin	$964.8	$919.1	$925.1	$45.7	5%	$(6.0)	(1)%

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

				Variances		Variances
	Years Ended December 31,			2019 vs. 2018		2018 vs. 2017
Net Margin on Natural Gas Sales	2019	2018	2017	Increase (Decrease)		Increase (Decrease)
Net margin on natural gas sales	(Millions of dollars, except percentages)
Fixed margin	$590.2	$553.9	$567.1	$36.3	7%	$(13.2)	(2)%
Variable margin	230.0	223.9	227.5	6.1	3%	(3.6)	(2)%
Net margin on natural gas sales	$820.2	$777.8	$794.6	$42.4	5%	$(16.8)	(2)%

2019 vs. 2018 - Net margin increased $45.7 million due primarily to the following:

•	an increase of $36.2 million from new rates;

•	an increase of $6.5 million in residential sales due primarily to net customer growth in Oklahoma and Texas;

•	an increase of $1.9 million due to higher transport volumes in Kansas; and

•	an increase of $1.2 million due to higher sales volumes, net of weather normalization, in Texas; offset by,

•	a decrease of $0.9 million due to the impact of the retroactive 2017 CNG federal excise tax credit enacted in February 2018.

Operating costs increased $18.5 million due primarily to the following:

•
an increase of $10.1 million in employee-related costs, which includes costs for our nonqualified employee benefit plans that are offset by earnings on the investments for these plans as discussed in “Other Factors Affecting Net Income”;

•	an increase of $2.6 million in outside service costs;

•	an increase of $1.8 million in materials for pipeline repair and maintenance activities;

•	an increase of $1.5 million in bad debt expense;

•	an increase of $1.3 million in fleet costs; and

•	an increase of $1.1 million in legal-related costs.

Depreciation and amortization expense increased $20.3 million due primarily to an increase in depreciation from our capital expenditures being placed in service, higher depreciation rates in Kansas and an increase in amortization of the ad-valorem surcharge rider in Kansas.

Other Factors Affecting Net Income - Other factors that affect net income include other expenses, interest expense, and income tax expense as follows:

•
a decrease of $8.4 million in other expense, net, due primarily to earnings on investments associated with nonqualified employee benefit plans, which offset the increase in costs for the plans included in operating costs;

•
an increase of $11.4 million in interest expense resulting primarily from the refinancing of our $300 million senior notes, with a 2.07 percent interest rate, with $400 million senior notes, with a 4.50 percent interest rate due November 2048; and

•	a decrease of $10.7 million in income tax expense due primarily to $12.8 million amortization of EDIT, which is offset by a decrease in revenues.

Capital Expenditures and Asset Removal Costs - Our capital expenditures program includes expenditures for pipeline integrity, extending service to new areas, modifications to customer service lines, increasing system capabilities, pipeline replacements, automated meter reading, government-mandated pipeline relocations, fleet, facilities, information technology assets and cybersecurity. It is our practice to maintain and upgrade our infrastructure, facilities and systems to ensure safe, reliable and efficient operations. Asset removal costs include expenditures associated with the replacement or retirement of long-lived assets that result from the construction, development and/or normal use of our assets, primarily our pipeline assets.

Capital expenditures and asset removal costs increased $17.7 million for 2019, compared with 2018, due primarily to increased system integrity activities and extending service to new areas. Our capital expenditures and asset removal costs are expected to be approximately $475.0 million for 2020.

Selected Operating Information - The following tables set forth certain selected operating information for the periods indicated:

	Years Ended								Variances
	December 31,								2019 vs. 2018
(in thousands)	2019				2018				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	804	584	631	2,019	798	583	624	2,005	6	1	7	14
Commercial and industrial	74	50	35	159	74	50	35	159	—	—	—	—
Other	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	6	6	1	13	5	6	1	12	1	—	—	1
Total customers	884	640	670	2,194	877	639	663	2,179	7	1	7	15

	Years Ended								Variances
	December 31,								2018 vs. 2017
(in thousands)	2018				2017				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	798	583	624	2,005	793	582	618	1,993	5	1	6	12
Commercial and industrial	74	50	35	159	73	50	35	158	1	—	—	1
Other	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	6	1	12	5	6	1	12	—	—	—	—
Total customers	877	639	663	2,179	871	638	657	2,166	6	1	6	13

The following table reflects the total volumes delivered, excluding the effects of weather normalization mechanisms on sales volumes.

	Years Ended December 31,
Volumes (MMcf)	2019	2018	2017
Natural gas sales
Residential	128,723	128,393	99,940
Commercial and industrial	40,690	40,743	32,242
Other	2,688	2,505	1,933
Total sales volumes delivered	172,101	171,641	134,115
Transportation	224,304	220,884	209,551
Total volumes delivered	396,405	392,525	343,666

Total volumes delivered increased for 2019, compared with 2018, due primarily to colder weather in the first quarter 2019. The impact of weather on residential and commercial net margin is mitigated by weather normalization mechanisms in all jurisdictions.

The following table sets forth the HDD’s by state for the periods indicated:

	Years Ended
	December 31,
	2019		2018		2019 vs. 2018	2019	2018
HDDs	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	3,716	3,264	3,771	3,263	(1)%	114%	116%
Kansas	4,971	4,791	5,012	4,914	(1)%	104%	102%
Texas	1,803	1,773	1,738	1,782	4%	102%	98%

	Years Ended
	December 31,
	2018		2017		2018 vs. 2017	2018	2017
HDDs	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	3,771	3,263	2,849	3,264	32%	116%	87%
Kansas	5,012	4,914	4,088	4,889	23%	102%	84%
Texas	1,738	1,782	1,247	1,785	39%	98%	70%

Normal HDDs are established through rate proceedings in each of our rate jurisdictions for use primarily in weather normalization billing calculations. Normal HDDs disclosed above are based on:

•	Oklahoma - For years 2016-2019, 10-year weighted average HDDs as of December 31, 2014, as calculated using 11 weather stations across Oklahoma and weighted on average customer count.

•
Kansas - For April 2019 and forward, a 30-year rolling average for years 1988-2017 calculated using three weather stations across Kansas and weighted on HDDs by weather station and customers. For 2017 to March 2019, 30-year average for years 1981-2010 published by the National Oceanic and Atmospheric Administration, as calculated using four weather stations across Kansas and weighted on HDDs by weather station and customers.

•
Texas - An average of HDDs authorized in our most recent rate proceeding in each service area and weighted using a rolling 10-year average of actual natural gas distribution sales volumes by service area.

Actual HDDs are based on year-to-date, weighted average of:

•	11 weather stations and customers by month for Oklahoma;

•	3 weather stations and customers by month for Kansas; and

•	9 weather stations and natural gas distribution sales volumes by service area for Texas.

Selected financial results and operating information for 2018, compared with 2017, is described in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2018.

CONTINGENCIES

We are a party to various litigation matters and claims that have arisen in the normal course of our operations. While the results of litigation and claims cannot be predicted with certainty, we believe the reasonably possible losses from such matters, individually and in the aggregate, are not material. Additionally, we believe the probable final outcome of such matters will not have a material adverse effect on our results of operations, financial position or cash flows. See Note 16 of the Notes to Consolidated Financial Statements in this Annual Report for information with respect to legal proceedings.

LIQUIDITY AND CAPITAL RESOURCES

General - We have relied primarily on operating cash flow and commercial paper for our liquidity and capital resource requirements. We fund operating expenses, working capital requirements, including purchases of natural gas, and capital expenditures primarily with cash from operations and commercial paper.

We believe that the combination of the significant residential component of our customer base, the fixed-charge component of our natural gas sales net margin and our rate mechanisms that we have in place result in a stable cash flow profile and historically has generated stable earnings. Additionally, we have rate mechanisms in place in each jurisdiction that reduce the lag in earning a return on our capital expenditures by allowing for increases in rates between rate cases. We anticipate that our cash flow generated from operations and our expected short- and long-term financing arrangements will enable us to maintain our current and planned level of operations and provide us flexibility to finance our infrastructure investments.

Our ability to access capital markets for debt and equity financing under reasonable terms depends on market conditions, our financial condition and credit ratings. By maintaining a conservative financial profile and stable revenue base, we expect to maintain a strong credit rating, which we believe will provide us access to diverse sources of capital at favorable rates for certain investments and expenses.

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

The ONE Gas Credit Agreement contains customary events of default. Upon the occurrence of certain events of default, the obligations under the ONE Gas Credit Agreement may be accelerated and the commitments may be terminated. The ONE Gas Credit Agreement also contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. The ONE Gas Credit Agreement also contains customary affirmative and negative covenants, including covenants relating to liens, indebtedness of subsidiaries, investments, changes in the nature of business, fundamental changes, transactions with affiliates, burdensome agreements, and use of proceeds. In the event of a breach of certain covenants by ONE Gas, amounts outstanding under the ONE Gas Credit Agreement may become due and payable immediately. At December 31, 2019, our total debt-to-capital ratio was 46 percent, and we were in compliance with all covenants under the ONE Gas Credit Agreement.

The ONE Gas Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in our credit rating. Based on our current credit ratings, borrowings, if any, will accrue interest at LIBOR plus 79.5 basis points, and the annual facility fee is 8 basis points. In the event LIBOR is not available, and such circumstances are unlikely to be temporary, our lenders may establish an alternative interest rate for the impacted loans by replacing LIBOR with one or more secured overnight financing based rates or another alternate benchmark rate.

At December 31, 2019, we had $1.2 million in letters of credit issued and no borrowings under the ONE Gas Credit Agreement, with $698.8 million of credit available under the ONE Gas Credit Agreement.

We have a commercial paper program under which we may issue unsecured commercial paper up to a maximum amount of $700 million to fund short-term borrowing needs. The maturities of the commercial paper notes may vary, but may not exceed 270 days from the date of issue. The commercial paper notes are generally sold at par less a discount representing an interest factor. At December 31, 2019, we had $516.5 million of commercial paper outstanding. The ONE Gas Credit Agreement is available to repay the commercial paper notes, if necessary.

Long-Term Debt - In November 2018, we issued $400 million of 4.50 percent senior notes due 2048. The proceeds from the issuance were used to retire the $300 million 2.07 percent senior notes due 2019, to reduce the amount of commercial paper and for general corporate purposes.

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

At December 31, 2019, our long-term debt-to-capital ratio was 38 percent.

Credit Ratings - Our credit ratings as of December 31, 2019, were:

Rating Agency	Rating	Outlook
Moody’s	A2	Stable
S&P	A	Stable

Our commercial paper is rated Prime-1 by Moody’s and A-1 by S&P. We intend to maintain strong credit metrics while we pursue a balanced approach to capital investment and a return of capital to shareholders via a dividend that we believe will be competitive with our peer group.

Tax Reform - The reduction in the federal corporate income tax rate associated with the Tax Cuts and Jobs Act of 2017 resulted in less revenues collected from customers related to the recovery of tax expense included in our rates. Although cash collected from this revenue is ultimately used to remit our income tax expense payments, we will lose a portion of the timing benefit when we collect and remit tax payments, thereby reducing cash that may have been retained for several years. Under the new tax law, natural gas utilities are not eligible to take bonus depreciation, but they are also not subject to the new limitations on the deduction of interest expense. The loss of bonus depreciation will result in earlier cash tax payments, as compared to the previous tax law, once accumulated NOLs are utilized. Additionally, the lowering of the federal corporate income tax rate effectively resulted in an over-collection of tax expenses, as customers’ rates include tax expenses based on the statutory federal corporate income tax rate.

We have addressed the regulatory liability for EDIT in Oklahoma and Kansas. Three service areas in Texas have authorized EDIT to be credited to customers annually. The timing of the return of EDIT in our remaining three service areas in Texas will be determined as we work with our regulators. Cash flows in 2019 were reduced by approximately $12.8 million for EDIT returned to customers.

Pension and Other Postemployment Benefit Plans - During 2019, we contributed $29.2 million to our defined benefit pension plan and $6.2 million to our other postemployment benefit plans. During 2018, we contributed $42.4 million to our defined benefit pension plan and $7.7 million to our other postemployment benefit plans. Information about our pension and other postemployment benefits plans, including anticipated contributions, is included under Note 13 of the Notes to Consolidated Financial Statements in this Annual Report.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Years Ended December 31,			Variances
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$310.4	$467.7	$253.8	$(157.3)	$213.9
Investing activities	(422.9)	(394.5)	(355.8)	(28.4)	(38.7)
Financing activities	109.1	(66.3)	101.7	175.4	(168.0)
Change in cash and cash equivalents	(3.4)	6.9	(0.3)	(10.3)	7.2
Cash and cash equivalents at beginning of period	21.3	14.4	14.7	6.9	(0.3)
Cash and cash equivalents at end of period	$17.9	$21.3	$14.4	$(3.4)	$6.9

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

2019 vs. 2018 - Cash flows from operating activities were lower in 2019 compared with 2018, due primarily to working capital changes resulting from the timing of customer collections, payments for natural gas purchases, and gas cost recoveries from our purchased gas cost mechanisms, which vary from period to period and vary with changes in commodity prices. Additionally, operating cash flows in 2019 were reduced due to changes in rates and credits provided to customers as a result of the Tax Cuts and Jobs Act of 2017 as discussed in Regulatory Activities.

Investing Cash Flows - 2019 vs. 2018 - Cash used in investing activities increased for 2019, compared to 2018, due primarily to capital expenditures for increased system integrity activities and extending service to new areas.

Financing Cash Flows - 2019 vs. 2018 - Cash provided by financing activities for 2019 increased, compared with 2018, due primarily to net borrowings on our commercial paper.

2018 vs. 2017 - Cash flows in 2018, compared with 2017, are described in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2018.

ENVIRONMENTAL, SAFETY AND REGULATORY MATTERS

Environmental Matters - We are subject to multiple historical, wildlife preservation and environmental laws and/or regulations, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, hazardous materials transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits or the discovery of presently unknown environmental conditions may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation, and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during 2019, 2018 or 2017.

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

We have completed or are addressing removal of the source of soil contamination at all 12 sites and continue to monitor groundwater at eight of the 12 sites according to plans approved by the KDHE. During the first quarter 2019, we completed a project to remove the source of contamination and associated contaminated materials at the twelfth site where no active soil remediation had previously occurred. We are also finalizing a study of the feasibility of various options to address the remainder of the site.

With regard to one of our former MGP sites in Kansas, periodic monitoring and a 2016 interim site investigation indicated elevated levels of contaminants generally associated with MGP sites. In 2016, we estimated the potential costs associated with additional investigation and remediation to be in the range of $4.0 million to $7.0 million. In the second quarter of 2018, we revised our estimate of the potential costs associated with additional investigation and remediation to be in the range of $5.6 million to $7.0 million. A single reliable estimate of the remediation costs was not feasible due to the amount of uncertainty in the ultimate remediation approach that will be utilized. Accordingly, we recorded in the second quarter of 2018 an adjustment to the reserve of $1.6 million bringing the total to $5.6 million for this site, which also increased our regulatory asset pursuant to our AAO in Kansas. In 2019, the KDHE approved the remediation plan that is the basis of our estimated cost range.

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

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during 2019, 2018 or 2017. A number of environmental issues may exist with respect to MGP sites that are unknown to us. Accordingly, future costs are dependent on the final determination and regulatory approval of any remedial actions, the complexity of the site, level of remediation required, changing technology and governmental regulations, and to the extent not recovered by insurance or recoverable in rates from our customers, could be material to our financial condition, results of operations or cash flows.

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

In April 2016, PHMSA published a NPRM, the Safety of Gas Transmission & Gathering Lines Rule, in the Federal Register to revise pipeline safety regulations applicable to the safety of onshore natural gas transmission and gathering pipelines. Proposals include changes to pipeline integrity management requirements and other safety-related requirements. The NPRM comment period ended July 7, 2016, and comments are under review by PHMSA. As part of the comment review process, PHMSA is being advised by the Technical Pipeline Safety Standards Committee, informally known by PHMSA as the GPAC, a statutorily mandated advisory committee that advises PHMSA on proposed safety policies for natural gas pipelines.  The GPAC reviews PHMSA's proposed regulatory initiatives to assure the technical feasibility, reasonableness, cost-effectiveness and practicality of each proposal. The GPAC has met six times since January 2017 to review public comments and make recommendations to PHMSA. The GPAC completed their review of the NPRM on March 28, 2018, except for gas gathering pipelines. The GPAC met in June 2019 on gas gathering pipelines. In addition to reviewing public and committee comments, PHMSA announced they will split this NPRM into three separate final rulemakings:

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

On October 1, 2019, PHMSA published the first of the three final rulemakings referenced above, which addresses the 2011 congressional mandates. This final rule expands integrity management principles beyond HCAs and requires operators to collect traceable, verifiable and complete records moving forward, retain existing and new records for the life of the pipeline, and reconfirm pipeline MAOP in populated areas. The final rule also outlines methods for reconfirming a pipeline’s MAOP within 15 years. The potential capital and operating expenditures associated with compliance with the first final rulemaking are under review but are not expected to be material.

PHMSA has indicated it now expects the second pending rulemaking to be issued as a final rule during 2020. The potential capital and operating expenditures associated with compliance with these pending rulemakings are currently being evaluated and could be significant depending on the final regulations.

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

Environmental Footprint - Our environmental and climate change strategy focuses on taking steps to minimize the impact of our operations on the environment. These strategies include: (1) developing and maintaining an accurate greenhouse gas emissions inventory according to current rules issued by the EPA; (2) improving the integrity of our pipelines; (3) following developing technologies for emission control; and (4) reducing the loss of methane from our facilities.

We participate in the EPA’s Natural Gas STAR Program to voluntarily reduce methane emissions. We continue to focus on maintaining low rates of lost-and-unaccounted-for natural gas through expanded implementation of best practices to limit the release of natural gas during pipeline and facility maintenance and operations. Additionally, in March 2016, we were one of 40 founding partners to launch the EPA’s Natural Gas STAR Methane Challenge Program, whereby oil and natural gas companies agree to promote and track commitments to reduce methane emissions beyond what is federally required. Our Methane Challenge Program commitment to annually replace or rehabilitate at least two percent of our combined inventory of cast iron and noncathodically-protected steel pipe aligns with our planned system integrity expenditures for infrastructure replacements. We exceeded our goal by achieving an overall replacement rate greater than two percent in 2018 and between six and seven percent in 2017. We anticipate reporting in 2020 our calendar year 2019 performance relative to our commitment.

Additional information about our environmental matters is included in the section entitled Environmental Matters in Note 16 of the Notes to Consolidated Financial Statements in this Annual Report. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation, and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during 2019, 2018 or 2017.

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

For further discussion of regulatory assets and liabilities, see Note 10 of the Notes to Consolidated Financial Statements in this Annual Report.

Impairment of Goodwill - We assess our goodwill for impairment at least annually as of July 1, unless events of change in circumstances indicate an impairment may have occurred before that time. Goodwill impairment reviews are performed at a reporting unit level, which for ONE Gas equates to our single business segment. Our goodwill impairment analysis, performed in 2019 and 2018, utilized a qualitative assessment and did not result in any impairment indicators, nor did our analysis reflect our reporting unit at risk. Additionally, we performed a quantitative analysis in 2019 which did not result in any impairment indicators. Subsequent to July 1, 2019, no event has occurred indicating that our fair value is less than the carrying value of our net assets.

As part of our goodwill impairment test, we first assess qualitative factors (including macroeconomic conditions, industry and market considerations, cost factors and overall financial performance) to determine whether it is more likely than not that our fair value is less than the carrying amount of our net assets. If further testing is necessary or a quantitative test is elected to refresh our recurring qualitative assessment, we perform an impairment test for goodwill. Our impairment test is made by comparing our fair value with our book value, including goodwill. If the fair value is less than the book value, an impairment is measured by the amount of our carrying value that exceeds our fair value, not to exceed the carrying amount of our goodwill.

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

During 2019, we contributed approximately $29.2 million to our defined benefit pension plan and $6.2 million to our other postemployment benefit plans. In 2020, our required contributions are expected to be $1.1 million and $4.0 million, respectively, to our defined benefit pension plans and other postemployment benefit plans. In 2019, we purchased group annuity contracts and transferred approximately $49.2 million of liabilities related to certain participants in our defined benefit pension plan to a third-party insurance company.

We recorded net periodic benefit costs for our pension plans, prior to regulatory deferrals, of $23.8 million in 2019, and estimate that in 2020, we will record expenses of approximately $28.3 million. Net periodic benefits costs for our postemployment benefit plans were not material in 2019, and we estimate that in 2020, we will record credits of approximately $6.2 million prior to regulatory deferrals.

The following table sets forth the significant assumptions used to determine our estimated 2020 net periodic benefit cost related to our defined pension and other postemployment benefit plans and sensitivity to changes with respect to these assumptions:

	Rate Used	Cost Sensitivity (a)	Obligation Sensitivity (b)
		(Millions of dollars)
Discount rate for pension	3.50%	$3.3	$33.7
Discount rate for other postemployment benefits	3.40%	$(0.2)	$5.9
Expected long-term return on plan assets (c)	7.20%/7.65%	$2.6	$—
(a) Approximate impact a quarter percentage point decrease in the assumed rate would have on net periodic pension costs.
(b) Approximate impact a quarter percentage point decrease in the assumed rate would have on defined benefit pension obligation.
(c) Expected long-term return on plan assets for pension and other postemployment benefits are 7.20 percent and 7.65 percent, respectively.

Assumed health care cost-trend rates have a significant effect on the amounts reported for our other postemployment benefit plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
	(Millions of dollars)
Effect on total of service and interest cost	$0.1	$(0.1)
Effect on other postemployment benefit obligation	$2.3	$(2.4)

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

We adopted ASC 606 which clarifies the revenue recognition principles under GAAP for our interim and annual reports beginning in the first quarter 2018, using the modified retrospective method. We evaluated all of our sources of revenue to determine the potential effect of the new standard on our financial position, results of operations, cash flows and the related accounting policies and business processes. Upon adoption, there was no cumulative adjustment to our opening retained earnings. The only impact of adopting ASC 606 is that we reclassified certain revenues that do not meet the requirements under ASC 606 as revenues from contracts with customers, but will continue to be reflected as other revenues in determining total revenue. The items we reclassified relate primarily to the weather normalization mechanism in Kansas, where the KCC determines how we reflect variations in weather in our rates billed to customers.

We have determined the majority of our natural gas sales and transportation tariffs to be implied contracts with customers, which are settled over time, where our performance obligation is settled with our customer when natural gas is delivered and simultaneously consumed by the customer. In addition, we used the invoice method practical expedient, where we recognized revenue for volumes delivered for which we have a right to invoice. For our other utility revenue, which are primarily one-time service fees that meet the requirements under ASC 606, the performance obligation is satisfied at a point in time when services are rendered to the customer. As a result, we estimated unbilled revenues at the end of each accounting period consistent with past practice. The accrued unbilled natural gas sales revenue at December 31, 2019 and 2018 was $109.7 million and $127.6 million, respectively, and is included in accounts receivable on our Consolidated Balance Sheets. See Note 2 of the Notes to Consolidated Financial Statements in this Annual Report for additional information regarding our revenues.

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

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position or results of operations, and our expenditures related to environmental matters had no material effect on earnings or cash flows for 2019, 2018 or 2017. Actual results may differ from our estimates resulting in an impact, positive or negative, on earnings.

See Note 16 of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion of contingencies.

CONTRACTUAL OBLIGATIONS

The following table sets forth our contractual obligations at December 31, 2019:

	Contractual Obligations
	(Millions of dollars)
	2020	2021	2022	2023	2024	Thereafter	Total
Long-term debt, including current maturities	$—	$—	$—	$—	$300.0	$1,001.3	$1,301.3
Commercial paper	516.5	—	—	—	—	—	516.5
Interest payments on long-term debt	56.9	56.9	56.9	56.9	46.9	1,011.5	1,286.0
Firm transportation and storage capacity contracts	187.9	163.4	124.0	92.0	46.8	42.2	656.3
Natural gas purchase commitments	116.7	0.1	0.1	0.1	0.1	0.1	117.2
Employee benefit plans	5.1	4.0	4.0	4.0	4.0	—	21.1
Operating leases	7.6	7.2	6.9	5.8	3.1	8.5	39.1
Total	$890.7	$231.6	$191.9	$158.8	$400.9	$2,063.6	$3,937.5

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

Natural gas purchase commitments - We are party to fixed-price and variable-price contracts for the purchase of natural gas. Future variable-price natural gas purchase commitments are estimated based on market price information as of December 31, 2019. Actual future variable-price purchase commitments may vary depending on market prices at the time of delivery. As market information changes daily and is potentially volatile, these values may change significantly. The commitments associated with these contracts are recoverable through our purchased-gas cost mechanisms as allowed by the applicable regulatory authority.

Employee benefit plans - Employee benefit plans include our anticipated contributions to maintain the minimum required funding level for our pension and other postemployment benefit plans. See Note 13 of the Notes to Consolidated Financial Statements in this Annual Report for discussion of employee benefit plans.

Operating leases - Our operating leases consist primarily of office facilities and information technology leases. See Note 5 of the Notes to Consolidated Financial Statements in this Annual Report for discussion of leases.

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

One should not place undue reliance on forward-looking statements, which are applicable only as of the date of this Annual Report.  Known and unknown risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements.  Those factors may affect our operations, markets, products, services and prices.  In addition to any assumptions and other factors referred to specifically in connection with the forward-looking statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statement include, among others, the following:

•	our ability to recover operating costs, income taxes and amounts equivalent to the cost of property, plant and equipment, regulatory assets and our allowed rate of return in our regulated rates;

•	our ability to manage our operations and maintenance costs;

•	changes in regulation of natural gas distribution services, particularly those in Oklahoma, Kansas and Texas;

•	the economic climate and, particularly, its effect on the natural gas requirements of our residential and commercial customers;

•	competition from alternative forms of energy, including, but not limited to, electricity, solar power, wind power, geothermal energy and biofuels;

•	conservation and energy storage efforts of our customers;

•	variations in weather, including seasonal effects on demand, the occurrence of storms and disasters, and climate change;

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

•	actions of rating agencies, including the ratings of debt, general corporate ratings and changes in the rating agencies’ ratings criteria;

•	changes in inflation and interest rates;

•	our ability to recover the costs of natural gas purchased for our customers;

•	impact of potential impairment charges;

•	volatility and changes in markets for natural gas;

•	possible loss of LDC franchises or other adverse effects caused by the actions of municipalities;

•	payment and performance by counterparties and customers as contracted and when due;

•	changes in existing or the addition of new environmental, safety, tax and other laws to which we and our subsidiaries are subject;

•	the uncertainty of estimates, including accruals and costs of environmental remediation;

•	advances in technology, including technologies that increase efficiency or that improve electricity’s competitive position relative to natural gas;

•	population growth rates and changes in the demographic patterns of the markets we serve, and conditions in these areas’ housing markets;

•	acts of nature and the potential effects of threatened or actual terrorism and war;

•	cyber attacks or breaches of technology systems that could disrupt our operations or result in the loss or exposure of confidential or sensitive customer, employee or company information;

•	the sufficiency of insurance coverage to cover losses;

•	the effects of our strategies to reduce tax payments;

•	the effects of litigation and regulatory investigations, proceedings, including our rate cases, or inquiries and the requirements of our regulators as a result of the Tax Cuts and Jobs Act of 2017;

•	changes in accounting standards;

•	changes in corporate governance standards;

•	discovery of material weaknesses in our internal controls;

•	our ability to comply with all covenants in our indentures and the ONE Gas Credit Agreement, a violation of which, if not cured in a timely manner, could trigger a default of our obligations;

•	our ability to attract and retain talented employees, management and directors;

•
unexpected increases in the costs of providing health care benefits, along with pension and postretirement health care benefits, as well as declines in the discount rates on, declines in the market value of the debt and equity securities of, and increases in funding requirements for, our defined benefit plans;

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

Commodity Price Risk

Our commodity price risk, driven primarily by fluctuations in the price of natural gas, is mitigated by our purchased-gas cost adjustment mechanisms. We may use derivative instruments to economically hedge the cost of anticipated natural gas purchases during the winter heating months to reduce the impact on our customers of upward market price volatility of natural gas. Additionally, we inject natural gas into storage during the summer months and withdraw the natural gas during the winter heating season. Gains or losses associated with these derivative instruments and storage activities are included in, and recoverable through our purchased-gas cost adjustment mechanisms, which are subject to review by regulatory authorities.

Interest-Rate Risk

We are exposed to interest-rate risk primarily associated with commercial paper borrowings and new debt financing needed to fund capital requirements, including future contractual obligations and maturities of long-term and short-term debt. We expect to manage interest-rate risk on future borrowings through the use of fixed-rate debt, floating-rate debt and, at times, interest-rate swaps. Fixed-rate swaps may be used to reduce our risk of increased interest costs during periods of rising interest rates. Floating-rate swaps may be used to convert the fixed rates of long-term borrowings into short-term variable rates.

Counterparty Credit Risk

We assess the creditworthiness of our customers. Those customers who do not meet minimum standards are required to provide security, including deposits and other forms of collateral, when appropriate and allowed by tariff. With approximately 2.2 million customers across three states, we are not exposed materially to a concentration of credit risk. We maintain a provision for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, consideration of the current credit environment and other information. We are able to recover the fuel-related portion of bad debts through our purchased-gas cost adjustment mechanisms.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of ONE Gas, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of ONE Gas, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for the Effects of New, or Changes in Existing, Rate Regulation

As described in Notes 1 and 10 to the consolidated financial statements, total regulatory assets and total regulatory liabilities are approximately $438 million and $549 million, respectively, as of December 31, 2019. The Company is subject to rate regulation and accounting requirements of regulatory authorities in the states in which it operates, and it follows the accounting and reporting guidance for regulated operations. As disclosed by management, regulatory assets are recorded for costs that have been deferred for which future recovery through customer rates is considered probable and regulatory liabilities are recorded when it is probable that revenues will be reduced for amounts that will be credited to customers through the ratemaking process. As a result, certain costs that would normally be expensed under accounting principles generally accepted in the United States of America for non-regulated entities are capitalized or deferred on the balance sheet because it is probable they can be recovered through rates. The amounts to be recovered or recognized are based upon historical experience and management’s understanding of regulations and may be affected by decisions of the regulatory authorities or the issuance of new regulations.

The principal considerations for our determination that performing procedures relating to the Company’s accounting for the effects of new, or changes in existing, rate regulation is a critical audit matter are there was significant judgment by management when assessing the impact of new regulation, or changes to existing regulation, on regulatory assets and liabilities, which in turn led to significant auditor judgment and subjectivity in performing procedures and evaluating audit evidence related to the impacts of new, or changes in existing, rate regulation on regulatory assets and liabilities.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the assessment of new rate regulation or changes to existing regulation, including controls over management’s process for evaluating and recording (i) deferred costs, including the amounts to be deferred and the future recovery, resulting in regulatory assets or (ii) a reduction to revenues for amounts that will be credited to customers resulting in regulatory liabilities. These procedures also included, among others, (i) obtaining and evaluating regulatory rate orders, including correspondence between the Company and regulators, (ii) assessing the reasonableness of management’s judgments regarding new or updated regulatory guidance and proceedings and the related accounting implications, and (iii) testing regulatory assets and liabilities based on provisions and formulas outlined in regulatory orders and other correspondence.

/s/ PricewaterhouseCoopers LLP

Tulsa, Oklahoma
February 20, 2020

We have served as the Company’s auditor since 2013.

This page intentionally left blank.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2019	2018	2017
	(Thousands of dollars, except per share amounts)

Total revenues	$1,652,730	$1,633,731	$1,539,633

Cost of natural gas	687,974	714,636	614,501

Operating expenses
Operations and maintenance	429,126	411,702	399,290
Depreciation and amortization	180,395	160,086	151,889
General taxes	59,977	58,878	57,225
Total operating expenses	669,498	630,666	608,404
Operating income	295,258	288,429	316,728
Other expense, net	(2,976)	(11,359)	(14,525)
Interest expense, net	(62,681)	(51,305)	(46,065)
Income before income taxes	229,601	225,765	256,138
Income taxes	(42,852)	(53,531)	(93,143)
Net income	$186,749	$172,234	$162,995

Earnings per share
Basic	$3.53	$3.27	$3.10
Diluted	$3.51	$3.25	$3.08

Average shares (thousands)
Basic	52,895	52,693	52,527
Diluted	53,240	53,029	52,979
Dividends declared per share of stock	$2.00	$1.84	$1.68
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2019	2018	2017
	(Thousands of dollars)
Net income	$186,749	$172,234	$162,995
Other comprehensive income (loss), net of tax
Change in pension and other postemployment benefit plans liability, net of tax of $479, $(848), and $486, respectively	(1,435)	1,407	(778)
Total other comprehensive income (loss), net of tax	(1,435)	1,407	(778)
Comprehensive income	$185,314	$173,641	$162,217
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
Assets	(Thousands of dollars)
Property, plant and equipment
Property, plant and equipment	$6,433,119	$6,073,143
Accumulated depreciation and amortization	1,867,893	1,789,431
Net property, plant and equipment	4,565,226	4,283,712
Current assets
Cash and cash equivalents	17,853	21,323
Accounts receivable, net	260,012	295,421
Materials and supplies	55,732	44,333
Natural gas in storage	104,259	107,295
Regulatory assets	47,440	54,420
Other current assets	20,906	20,495
Total current assets	506,202	543,287
Goodwill and other assets
Regulatory assets	391,036	437,479
Goodwill	157,953	157,953
Other assets	87,883	46,211
Total goodwill and other assets	636,872	641,643
Total assets	$5,708,300	$5,468,642
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS
(Continued)
	December 31,	December 31,
	2019	2018
Equity and Liabilities	(Thousands of dollars)
Equity and long-term debt
Common stock, $0.01 par value: authorized 250,000,000 shares; issued and outstanding 52,771,749 shares at December 31, 2019; issued 52,598,005 shares and outstanding 52,564,902 shares at December 31, 2018	$528	$526
Paid-in capital	1,733,092	1,727,492
Retained earnings	402,509	320,869
Accumulated other comprehensive loss	(6,739)	(4,086)
Treasury stock, at cost: 33,103 shares at December 31, 2018	—	(2,145)
Total equity	2,129,390	2,042,656
Long-term debt, excluding current maturities, and net of issuance costs of $10,936 and $11,457, respectively	1,286,064	1,285,483
Total equity and long-term debt	3,415,454	3,328,139
Current liabilities
Notes payable	516,500	299,500
Accounts payable	120,490	174,510
Accrued taxes other than income	47,956	47,640
Regulatory liabilities	45,201	48,394
Customer deposits	57,987	61,183
Other current liabilities	84,603	67,664
Total current liabilities	872,737	698,891
Deferred credits and other liabilities
Deferred income taxes	682,632	652,426
Regulatory liabilities	503,518	520,866
Employee benefit obligations	115,657	178,720
Other deferred credits	118,302	89,600
Total deferred credits and other liabilities	1,420,109	1,441,612
Commitments and contingencies
Total liabilities and equity	$5,708,300	$5,468,642
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2019	2018	2017
	(Thousands of dollars)
Operating activities
Net income	$186,749	$172,234	$162,995
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	180,395	160,086	151,889
Deferred income taxes	13,307	53,242	92,393
Share-based compensation expense	9,314	8,195	8,876
Provision for doubtful accounts	8,994	8,506	7,323
Changes in assets and liabilities:
Accounts receivable	26,415	(5,159)	(15,147)
Materials and supplies	(11,399)	(4,661)	(5,588)
Natural gas in storage	3,036	22,859	(4,722)
Asset removal costs	(47,784)	(52,855)	(52,376)
Accounts payable	(59,293)	36,885	1,945
Accrued taxes other than income	316	6,316	(1,247)
Customer deposits	(3,196)	372	(398)
Regulatory assets and liabilities	28,203	109,437	29,250
Employee benefit obligation	(35,401)	(50,100)	(118,095)
Other assets and liabilities	10,689	2,337	(3,298)
Cash provided by operating activities	310,345	467,694	253,800
Investing activities
Capital expenditures	(417,322)	(394,450)	(356,361)
Other investing expenditures	(7,009)	—	—
Other investing receipts	1,399	—	—
Other	—	—	618
Cash used in investing activities	(422,932)	(394,450)	(355,743)
Financing activities
Borrowings (repayment) on notes payable, net	217,000	(57,715)	212,215
Repurchase of common stock	—	—	(17,512)
Issuance of debt, net of discounts	—	395,648	—
Long-term debt financing costs	—	(4,324)	—
Issuance of common stock	5,116	4,803	4,457
Repayment of long-term debt	—	(300,000)	—
Dividends paid	(105,424)	(96,594)	(87,951)
Tax withholdings related to net share settlements of stock compensation	(7,575)	(8,152)	(9,516)
Cash provided by (used in) financing activities	109,117	(66,334)	101,693
Change in cash and cash equivalents	(3,470)	6,910	(250)
Cash and cash equivalents at beginning of period	21,323	14,413	14,663
Cash and cash equivalents at end of period	$17,853	$21,323	$14,413
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$61,160	$49,371	$44,436
Cash paid (received) for income taxes, net	$30,152	$800	$(1,389)
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock Issued	Common Stock	Paid-in Capital
	(Shares)	(Thousands of dollars)

January 1, 2017	52,598,005	$526	$1,749,574
Cumulative effect of accounting change	—	—	—
Net income	—	—	—
Other comprehensive loss	—	—	—
Repurchase of common stock	—	—	—
Common stock issued and other	—	—	(12,949)
Common stock dividends - $1.68 per share	—	—	926
December 31, 2017	52,598,005	526	1,737,551
Net income	—	—	—
Other comprehensive income	—	—	—
Common stock issued and other	—	—	(10,951)
Common stock dividends - $1.84 per share	—	—	892
December 31, 2018	52,598,005	526	1,727,492
Net income	—	—	—
Other comprehensive loss	—	—	—
Reclassification of stranded tax effects	—	—	—
Common stock issued and other	173,744	2	4,697
Common stock dividends - $2.00 per share	—	—	903
December 31, 2019	52,771,749	$528	$1,733,092
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(Continued)
	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
	(Thousands of dollars)

January 1, 2017	$161,021	$(18,126)	$(4,715)	$1,888,280
Cumulative effect of accounting change	10,982	—	—	10,982
Net income	162,995	—	—	162,995
Other comprehensive loss	—	—	(778)	(778)
Repurchase of common stock	—	(17,512)	—	(17,512)
Common stock issued and other	—	17,142	—	4,193
Common stock dividends - $1.68 per share	(88,877)	—	—	(87,951)
December 31, 2017	246,121	(18,496)	(5,493)	1,960,209
Net income	172,234	—	—	172,234
Other comprehensive income	—	—	1,407	1,407
Common stock issued and other	—	16,351	—	5,400
Common stock dividends - $1.84 per share	(97,486)	—	—	(96,594)
December 31, 2018	320,869	(2,145)	(4,086)	2,042,656
Net income	186,749	—	—	186,749
Other comprehensive loss	—	—	(1,435)	(1,435)
Reclassification of stranded tax effects	1,218	—	(1,218)	—
Common stock issued and other	—	2,145	—	6,844
Common stock dividends - $2.00 per share	(106,327)	—	—	(105,424)
December 31, 2019	$402,509	$—	$(6,739)	$2,129,390
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations - We provide natural gas distribution services to our approximately 2.2 million customers through our divisions in Oklahoma, Kansas and Texas through Oklahoma Natural Gas, Kansas Gas Service and Texas Gas Service, respectively. We primarily serve residential, commercial and transportation customers in all three states. We are a corporation incorporated under the laws of the state of Oklahoma, and our common stock is listed on the NYSE under the trading symbol “OGS.”

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

Cost of Natural Gas - Cost of natural gas includes commodity purchases, fuel, storage, transportation and other gas purchase costs recovered through our cost of natural gas regulatory mechanisms and does not include an allocation of general operating costs or depreciation and amortization.  In addition, our cost of natural gas regulatory mechanisms provide a method of recovering natural gas costs on an ongoing basis without a profit. See Note 10 for additional discussion of purchased gas cost recoveries.

Accounts Receivable - Accounts receivable represent valid claims against nonaffiliated customers for natural gas sold or services rendered, net of allowances for doubtful accounts. We assess the creditworthiness of our customers. Those customers who do not meet minimum standards may be required to provide security, including deposits and other forms of collateral, when appropriate and allowed by our tariffs. With approximately 2.2 million customers across three states, we are not exposed materially to a concentration of credit risk. We maintain an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, consideration of the current credit environment and other information. We are able to recover natural gas costs related to doubtful accounts through purchased-gas cost adjustment mechanisms. At December 31, 2019 and 2018, our allowance for doubtful accounts was $6.6 million and $4.7 million, respectively.

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

See Note 9 for additional information regarding our hedging activities using derivatives.

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

Determining the appropriate classification of our fair value measurements within the fair value hierarchy requires management’s judgment regarding the degree to which market data is observable or corroborated by observable market data. We categorize derivatives for which fair value is determined using multiple inputs within a single level, based on the lowest level input that is significant to the fair value measurement in its entirety. See Note 9 for additional information regarding our fair value measurements.

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

See Note 11 for additional information regarding our property, plant and equipment.

Impairment of Goodwill and Long-Lived Assets - We assess our goodwill for impairment at least annually as of July 1, unless events or a change in circumstances indicate an impairment may have occurred before that time. As part of our goodwill impairment test, we first assess qualitative factors (including macroeconomic conditions, industry and market considerations, cost factors and overall financial performance) to determine whether it is more likely than not that our fair value is less than the carrying amount of our net assets. If further testing is necessary or a quantitative test is elected to refresh our recurring qualitative assessment, we perform a quantitative impairment test for goodwill.

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

We performed a quantitative analysis in 2019, which did not result in any impairment indicators, nor did our analysis reflect our reporting unit at risk. Our goodwill impairment analysis performed in 2018 and 2017 utilized a qualitative assessment and did not result in any impairment indicators, nor did our analysis reflect our reporting unit at risk. Subsequent to July 1, 2019, no event has occurred indicating that it is more likely than not that our fair value is less than the carrying value of our net assets.

We assess our long-lived assets for impairment whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. An impairment is indicated if the carrying amount of a long-lived asset exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. If an impairment is indicated, we record an impairment loss equal to the difference between the carrying value and the fair value of the long-lived asset. We determined that there were no asset impairments in 2019, 2018 or 2017.

Regulation - We are subject to the rate regulation and accounting requirements of the OCC, KCC, RRC and various municipalities in Texas. We follow the accounting and reporting guidance for regulated operations. During the ratemaking process, regulatory authorities set the framework for what we can charge customers for our services and establish the manner that our costs are accounted for, including allowing us to defer recognition of certain costs and permitting recovery of the amounts through rates over time, as opposed to expensing such costs as incurred. Examples include weather normalization, unrecovered purchased-gas costs, pension and postemployment benefit costs and ad-valorem taxes. This allows us to stabilize rates over time rather than passing such costs on to the customer for immediate recovery. Actions by regulatory authorities could have an effect on the amount recovered from customers. Any difference in the amount recoverable and the amount deferred is recorded as income or expense at the time of the regulatory action. A write-off of regulatory assets and costs not recovered may be required if all or a portion of the regulated operations have rates that are no longer:

•	established by independent regulators;

•	designed to recover our costs of providing regulated services; and

•	set at levels that will recover our costs when considering the demand and competition for our services.

See Note 10 for additional information regarding our regulatory assets and liabilities disclosures.

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

A valuation allowance for deferred income tax assets is recognized when it is more likely than not that some or all of the benefit from the deferred income tax asset will not be realized. To assess that likelihood, we use estimates and judgment regarding our future taxable income, as well as the jurisdiction in which such taxable income is generated, to determine whether a valuation allowance is required. Such evidence can include our current financial position, our results of operations, both actual and forecasted, the reversal of deferred income tax liabilities, as well as the current and forecasted business economics of our industry. We had no valuation allowance at December 31, 2019 and 2018.

We utilize a more-likely-than-not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that is taken or expected to be taken in a tax return. We reflect penalties and interest as part of income tax expense as they become applicable for tax provisions that do not meet the more-likely-than-not recognition threshold and measurement attribute. There were no material uncertain tax positions at December 31, 2019 and 2018.

Changes in tax laws or tax rates are recognized in the financial reporting period that includes the enactment date.

See Note 14 for additional information regarding income taxes.

Asset Retirement Obligations - Asset retirement obligations represent legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. Certain long-lived assets that comprise our natural gas distribution systems, primarily our pipeline assets, are subject to agreements or regulations that give rise to an asset retirement obligation for removal or other disposition costs associated with retiring the assets in place upon the discontinued use of the natural gas distribution system. We recognize the fair value of a liability for an asset retirement obligation in the period when it is incurred if a reasonable estimate of the fair value can be made. We are not able to estimate reasonably the fair value of the asset retirement obligations for portions of our assets because the settlement dates are indeterminable given our expected continued use of the assets with proper maintenance. We expect our natural gas distribution systems will continue in operation as long as natural gas supply and demand for natural gas distribution service exists. Based on our proximity to significant natural gas reserves and infrastructure and the widespread use of natural gas for heating and cooking activities by residential and commercial customers in our service areas, we expect supply and demand to exist for the foreseeable future.

In accordance with long-standing regulatory treatment, we collect through rates the estimated costs of removal on certain regulated properties through depreciation expense, with a corresponding credit to accumulated depreciation and amortization. These removal costs collected through our rates include costs attributable to legal and nonlegal removal obligations. The amounts collected for non-legal asset removal costs that are in excess of costs incurred are accounted for as a regulatory liability for financial reporting purposes. Historically, with the exception of the regulatory authority in Kansas, the regulatory authorities that have jurisdiction over our regulated operations have not required us to quantify or disclose this amount. These costs are addressed prospectively in depreciation rates, rather than as a regulatory liability, in each general rate order.

For financial reporting purposes, if the removal costs collected have exceeded our removal cost incurred, we have made an estimate of our regulatory liability using current rates since the last general rate order in each of our jurisdictions. Significant uncertainty exists regarding the future disposition of this regulatory liability, pending, among other issues, clarification of regulatory intent. We continue to monitor the regulatory requirements, and the liability may be adjusted as more information is obtained. We record the estimated asset removal obligation in noncurrent liabilities in other deferred credits on our Consolidated Balance Sheets. To the extent this estimated liability is adjusted, such amounts will be reclassified between accumulated depreciation and amortization and other deferred credits and therefore will not have an impact on earnings.

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

See Note 16 for additional information regarding contingencies.

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

Segments - We operate in one reportable business segment: regulated public utilities that deliver natural gas primarily to residential, commercial and transportation customers. We define reportable business segments as components of an organization for which discrete financial information is available and operating results are evaluated on a regular basis by the chief operating decision maker (“CODM”) in order to assess performance and allocate resources. Our CODM is our Chief Executive Officer. Characteristics of our organization that were relied upon in making this determination include the similar nature of services we provide, the functional alignment of our organizational structure, and the reports that are regularly reviewed by the CODM for the purpose of assessing performance and allocating resources. Our management is functionally aligned and centralized, with performance evaluated based upon results of the entire distribution business. Capital allocation decisions are driven by asset integrity management, operating efficiency, growth opportunities and government relocations, not geographic location or regulatory jurisdiction.

In 2019, 2018 and 2017, we had no single external customer from which we received 10 percent or more of our gross revenues.

Treasury Stock - We record treasury stock purchases at cost, which includes incremental direct transaction costs. Amounts are recorded as reductions in equity in our consolidated balance sheets. We record the reissuance of treasury stock at our weighted average cost of treasury shares recorded in equity in our consolidated balance sheets.

Recently Issued Accounting Standards Update - In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. This standard is effective for interim and annual periods in fiscal years beginning after December 15, 2020, and early adoption is permitted. We are currently assessing the timing and impacts of adopting this standard.

In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force).” Under this guidance, a company should defer implementation costs that it incurs if the company would capitalize those same costs under the internal-use software guidance for an arrangement that is a software license. This standard is effective for interim and annual periods in fiscal years beginning after December 15, 2019, and early adoption is permitted. We will adopt this new guidance in the first quarter of 2020 using the prospective transition approach and do not expect our adoption will result in a material impact to our consolidated financial statements.

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

In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires (1) separation of net periodic service costs for pension and other postemployment benefits into service cost and other components, (2) presentation of the service cost component in the same line as other compensation costs rendered by pertinent employees during the period, and (3) reporting the other components of net periodic benefit costs separately from the service cost component and outside a subtotal of income from operations. Additionally, only the service cost component is eligible for capitalization for GAAP, when applicable. However, all of our cost components remain eligible for capitalization under the accounting requirements for rate regulated entities. We adopted this guidance in the first quarter of 2018. The presentation changes required for net periodic benefit costs did not impact previously reported net income; however, the reclassification of the other components of benefits costs resulted in an increase in operating income and an increase in other expenses of $17.3 million for the year ended December 31, 2017. We elected the practical expedient to use the retroactive presentation of the amounts disclosed for the various components of net benefit cost in our Employee Benefit Plans footnote as the basis for the retrospective application. In addition, we updated our information systems for the capitalization of service costs to property, plant and equipment and non-service costs to a regulatory asset on a prospective basis, as well as the appropriate accounts for non-service costs to apply retroactive reclassification.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments,’’ which introduces new guidance to the accounting for credit losses on instruments within its scope, including trade receivables. It is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted for fiscal years beginning after December 15, 2018. We will adopt this new guidance in the first quarter of 2020 using the modified retrospective method. Our adoption is not expected to result in a cumulative adjustment to our opening retained earnings or a material impact to our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” as amended, (“Topic 842”) which prescribes recognizing lease assets and liabilities on the balance sheet and includes disclosure of key information about leasing arrangements. We adopted this new guidance effective January 1, 2019, and applied the modified retrospective approach to all existing leases. Upon adoption we recognized lease liabilities of approximately $32 million, with corresponding right-of-use assets of the same amount based on the present value of the remaining minimum rental payments for existing operating leases. Our adoption did not result in a material impact to our results of operations or cash flows. We utilized the practical expedients that allow us to: (1) not reassess expired or existing contracts to determine whether they are subject to lease accounting guidance, (2) not reconsider lease classification at transition, and (3) not evaluate previously capitalized initial direct costs under the revised requirements. We also utilized the practical expedients that allowed us to: (1) not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current lease guidance in ASC Topic 840 (“Topic 840”) and (2) use an additional transition method in which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We adopted an accounting policy that exempts leases with terms of less than one year from the recognition requirements of Topic 842, and disclose such leases in our interim and annual disclosures upon adoption. Our adoption did not result in a cumulative adjustment to our opening retained earnings or a material impact to our consolidated financial statements. See Note 5 for additional information regarding our leases.

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

For regulated deliveries of natural gas, we read meters and bill customers on a monthly cycle. We recognize revenues upon the delivery of natural gas commodity or services rendered to customers. The billing cycles for customers do not necessarily coincide with the accounting periods used for financial reporting purposes. We accrue unbilled revenues for natural gas that has been delivered but not yet billed at the end of an accounting period. We use the invoice method practical expedient, where we recognize revenue for volumes delivered for which we have a right to invoice. Our estimate of accrued unbilled revenue is based on a percentage estimate of amounts unbilled each month, which is dependent upon a number of factors, some of which require management’s judgment. These factors include customer consumption patterns and the impact of weather on usage. The accrued unbilled natural gas sales revenue at December 31, 2019 and 2018 were $109.7 million and $127.6 million, respectively, and are included in accounts receivable on our consolidated balance sheets.

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

The following table sets forth our revenues disaggregated by source for the periods indicated:

	Year Ended December 31,
	2019	2018
	(Thousands of dollars)
Natural gas sales to customers	$1,512,886	$1,495,250
Transportation revenues	114,014	109,658
Miscellaneous revenues	20,579	21,710
Total revenues from contracts with customers	1,647,479	1,626,618
Other revenues - natural gas sales related	(4,699)	(2,806)
Other revenues	9,950	9,919
Total other revenues	5,251	7,113
Total revenues	$1,652,730	$1,633,731

3.	CREDIT FACILITY AND SHORT-TERM NOTES PAYABLE

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

The ONE Gas Credit Agreement contains customary events of default. Upon the occurrence of certain events of default, the obligations under the ONE Gas Credit Agreement may be accelerated and the commitments may be terminated. The ONE Gas Credit Agreement also contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. The ONE Gas Credit Agreement also contains customary affirmative and negative covenants, including covenants relating to liens, indebtedness of subsidiaries, investments, changes in the nature of business, fundamental changes, transactions with affiliates, burdensome agreements, and use of proceeds. In the event of a breach of certain covenants by ONE Gas, amounts outstanding under the ONE Gas Credit Agreement may become due and payable immediately. At December 31, 2019, our total debt-to-capital ratio was 46 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement.

The ONE Gas Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in our credit rating. Based on our current credit ratings, borrowings, if any, will accrue interest at LIBOR plus 79.5 basis points, and the annual facility fee is 8 basis points. In the event LIBOR is not available, and such circumstances are unlikely to be temporary, our lenders may establish an alternative interest rate for the impacted loans by replacing LIBOR with one or more secured overnight financing based rates or another alternate benchmark rate.

At December 31, 2019 we had $1.2 million in letters of credit issued and no borrowings under the ONE Gas Credit Agreement, with $698.8 million of remaining credit available under the ONE Gas Credit Agreement.

We have a commercial paper program under which we may issue unsecured commercial paper up to a maximum amount of $700 million to fund short-term borrowing needs. The maturities of the commercial paper notes may vary, but may not exceed 270 days from the date of issue. The commercial paper notes are sold generally at par less a discount representing an interest factor. At December 31, 2019, we had $516.5 million of commercial paper outstanding. The ONE Gas Credit Agreement is available to repay the commercial paper notes, if necessary.

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

5.	LEASES

We determine if an arrangement is a lease at inception if the contract conveys the right to control the use and obtain substantially all the economic benefits from the use of an identified asset for a period of time in exchange for consideration. We identify a lease as a finance lease if the agreement includes any of the following criteria: transfer of ownership by the end of the lease term; an option to purchase the underlying asset that the lessee is reasonably certain to exercise; a lease term that represents 75 percent or more of the remaining economic life of the underlying asset; a present value of lease payments and any residual value guaranteed by the lessee that equals or exceeds 90 percent of the fair value of the underlying asset; or an underlying asset that is so specialized in nature that there is no expected alternative use to the lessor at the end of the lease term. A lease that does not meet any of these criteria is considered an operating lease.
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
For purposes of determining the present value of the lease payments, we use a lease’s implicit interest rate when readily determinable. As most of our leases do not provide an implicit interest rate, we use an incremental borrowing rate based on available information at the commencement of the lease. Lease cost for operating leases is recognized on a straight-line basis over the lease term.
We have operating leases for office facilities, gas storage facilities, information technology equipment and right-of-way contracts. Our leases have remaining lease terms of 1 year to 14 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within specified time frames. We have not entered into any finance leases.
Our right-of-use asset is $34.2 million as of December 31, 2019, and is reported within other assets in our Consolidated Balance Sheets. Operating lease liabilities are reported within our other current liabilities and other liabilities in our consolidated balance sheets. Total operating lease cost including immaterial amounts attributable to short-term operating leases was $8.5 million, $8.2 million, and $8.7 million in 2019, 2018 and 2017, respectively.
In January 2020, we entered into a lease extension resulting in an increase in our right-of-use asset and operating lease liability of $7.2 million and $7.5 million, respectively.

December 31,
Other information related to operating leases	2019
(Millions of dollars)

Weighted-average remaining lease term	7 years

Weighted-average discount rate	3.62%

Supplemental cash flows information
Lease payments	$(8.4)
Right-of-use assets obtained in exchange for lease obligations	$9.5

December 31,
Future minimum lease payments under non-cancellable operating leases	2019
(Millions of dollars)
2020	$7.6
2021	7.2
2022	6.9
2023	5.8
2024	3.1
Thereafter	8.5
Total future minimum lease payments	$39.1
Imputed interest	(4.6)
Total operating lease liability	$34.5

Consolidated balance sheets as of December 31, 2019
Current operating lease liability	$6.5
Long-term operating lease liability	28.0
Total operating lease liability	$34.5

The following table sets forth the required disclosures for the period prior to adoption of ASC 842:

December 31,
Future minimum lease payments under non-cancellable operating leases	2018
(Millions of dollars)
2019	$6.3
2020	5.1
2021	4.5
2022	4.3
2023	4.2
Thereafter	3.8
Total future minimum lease payments	$28.2

6.	EQUITY

Preferred Stock - At December 31, 2019, we had 50 million, $0.01 par value, authorized shares of preferred stock available. We have not issued or established any classes or series of shares of preferred stock.

Common Stock - At December 31, 2019, we had approximately 197.2 million shares of authorized common stock available for issuance.

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

Dividends Declared - In 2019 and 2018, we declared and paid dividends of $2.00 per share ($0.50 per share quarterly) and $1.84 per share ($0.46 per share quarterly), respectively. In January 2020, we declared a dividend of $0.54 per share ($2.16 per share on an annualized basis) for shareholders of record on February 21, 2020, payable March 6, 2020.

7.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the balance in accumulated other comprehensive loss for the periods indicated:

Accumulated Other Comprehensive Loss
(Thousands of dollars)
January 1, 2018	$(5,493)
Pension and other postemployment benefit plans obligations
Other comprehensive income before reclassification, net of tax of $(577)	596
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(271)	811
Other comprehensive income	1,407
December 31, 2018	(4,086)
Pension and other postemployment benefit plans obligations
Other comprehensive loss before reclassification, net of tax of $692	(2,074)
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(213)	639
Other comprehensive loss	(1,435)
Reclassification of stranded tax effects (a)	(1,218)
December 31, 2019	$(6,739)

(a) Reflects the impact of the adoption of ASU 2018-02 in fiscal year 2019 related to stranded tax effects in accumulated other comprehensive loss as a result of the Tax Cuts and Jobs Act of 2017. See Note 1 for additional information regarding our adoption of this standard.

The following table sets forth the effect of reclassifications from accumulated other comprehensive loss on our Consolidated Statements of Income for the periods indicated:

				Affected Line Item in the
Details about Accumulated Other Comprehensive	Years Ended December 31,			Consolidated Statements of
Loss Components	2019	2018	2017	Income
	(Thousands of dollars)
Pension and other postemployment benefit plan obligations (a)
Amortization of net loss	$35,283	$43,800	$42,591
Amortization of unrecognized prior service cost	(673)	(4,567)	(4,597)
	34,610	39,233	37,994
Regulatory adjustments (b)	(33,758)	(38,151)	(37,157)
	852	1,082	837	Income before income taxes
	(213)	(271)	(322)	Income tax expense
Total reclassifications for the period	$639	$811	$515	Net income
(a) These components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note 13 for additional information regarding our net periodic benefit cost.
(b) Regulatory adjustments represent pension and other postemployment benefit costs expected to be recovered through rates and are deferred as part of our regulatory assets. See Note 10 for additional information regarding our regulatory assets and liabilities.

8.	EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Year Ended December 31, 2019
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$186,749	52,895	$3.53
Diluted EPS Calculation
Effect of dilutive securities	—	345
Net income available for common stock and common stock equivalents	$186,749	53,240	$3.51

	Year Ended December 31, 2018
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$172,234	52,693	$3.27
Diluted EPS Calculation
Effect of dilutive securities	—	336
Net income available for common stock and common stock equivalents	$172,234	53,029	$3.25

	Year Ended December 31, 2017
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$162,995	52,527	$3.10
Diluted EPS Calculation
Effect of dilutive securities	—	452
Net income available for common stock and common stock equivalents	$162,995	52,979	$3.08

9.	DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Instruments - At December 31, 2019, we held purchased natural gas call options for the heating season ending March 2020, with total notional amounts of 14.3 Bcf, for which we paid premiums of $4.4 million, and which had a fair value of $0.3 million. At December 31, 2018, we held purchased natural gas call options for the heating season ended March 2019, with total notional amounts of 14.3 Bcf, for which we paid premiums of $4.1 million, and which had a fair value of $2.1 million. The premiums paid and any cash settlements received are recorded as part of our unrecovered purchased-gas costs in current regulatory assets as these contracts are included in, and recoverable through, the purchased-gas cost adjustment mechanisms. Additionally, changes in fair value associated with these contracts are deferred as part of our unrecovered purchased-gas costs in our consolidated balance sheets. Our natural gas call options are classified as Level 1, as fair value amounts are based on unadjusted quoted prices in active markets including NYMEX-settled prices. There were no transfers between levels for the periods presented.

Other Financial Instruments - The approximate fair value of cash and cash equivalents, accounts receivable and accounts payable is equal to book value, due to the short-term nature of these items. Our cash and cash equivalents are comprised of bank and money market accounts and are classified as Level 1. Our other current and noncurrent assets include $2.6 million of corporate bonds and $3.0 million of United States treasury notes, for which the fair value approximates our cost, and are classified as Level 2 and Level 1, respectively.

Short-term notes payable and commercial paper are due upon demand and, therefore, the carrying amounts approximate fair value and are classified as Level 1. The book value of our long-term debt, including current maturities, was $1.3 billion at both December 31, 2019 and 2018. The estimated fair value of our long-term debt, including current maturities, was $1.5 billion and $1.4 billion at December 31, 2019 and 2018, respectively. The estimated fair value of our long-term debt at December 31, 2019 and December 31, 2018, was determined using quoted market prices, and is considered Level 2.

10.REGULATORY ASSETS AND LIABILITIES

The tables below present a summary of regulatory assets, net of amortization, and liabilities for the periods indicated:

		December 31, 2019
	Remaining Recovery Period	Current	Noncurrent	Total
		(Thousands of dollars)
Under-recovered purchased-gas costs	1 year	$17,172	$—	$17,172
Pension and other postemployment benefit costs	See Note 13	21,213	373,266	394,479
Reacquired debt costs	8 years	812	5,677	6,489
MGP remediation costs	15 years	98	9,709	9,807
Ad-valorem tax	1 year	2,921	—	2,921
Other	1 to 19 years	5,224	2,384	7,608
Total regulatory assets, net of amortization		47,440	391,036	438,476
Federal income tax rate changes	(a)	(10,297)	(503,518)	(513,815)
Over-recovered purchased-gas costs	1 year	(27,623)	—	(27,623)
Weather normalization	1 year	(7,281)	—	(7,281)
Total regulatory liabilities		(45,201)	(503,518)	(548,719)
Net regulatory assets and liabilities		$2,239	$(112,482)	$(110,243)
(a) Recovery period varies by jurisdiction. See discussion below for additional information regarding our regulatory liabilities related to federal income tax rate changes.

		December 31, 2018
	Remaining Recovery Period	Current	Noncurrent	Total
		(Thousands of dollars)
Under-recovered purchased-gas costs	1 year	$25,083	$—	$25,083
Pension and other postemployment benefit costs	See Note 13	23,384	421,726	445,110
Reacquired debt costs	9 years	812	6,487	7,299
MGP remediation costs	15 years	—	7,724	7,724
Ad-valorem tax	1 year	1,070	—	1,070
Other	1 to 20 years	4,071	1,542	5,613
Total regulatory assets, net of amortization		54,420	437,479	491,899
Federal income tax rate changes	(a)	(30,934)	(520,866)	(551,800)
Over-recovered purchased-gas costs	1 year	(13,668)	—	(13,668)
Weather normalization	1 year	(3,792)	—	(3,792)
Total regulatory liabilities		(48,394)	(520,866)	(569,260)
Net regulatory assets and liabilities		$6,026	$(83,387)	$(77,361)

(a) Recovery period varies by jurisdiction. See discussion below for additional information regarding our regulatory liabilities related to federal income tax rate changes.

Regulatory assets in our consolidated balance sheets, as authorized by various regulatory authorities, are probable of recovery. Base rates and certain riders are designed to provide a recovery of costs during the period rates are in effect, but do not generally provide for a return on investment for amounts we have deferred as regulatory assets. All of our regulatory assets are subject to review by the respective regulatory authorities during future regulatory proceedings. We are not aware of any evidence that these costs will not be recoverable through either rate riders or base rates, and we believe that we will be able to recover such costs, consistent with our historical recoveries.

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

Recovery through rates resulted in amortization of regulatory assets of approximately $2.5 million, $1.7 million and $1.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Federal income tax rate changes represent the effect of the Tax Cuts and Jobs Act of 2017. In each state, we received accounting orders requiring us to establish a regulatory liability for the difference in taxes included in our rates that have been calculated based on a 35 percent federal corporate income tax rate and the new 21 percent federal corporate income tax rate effective in January 2018 and to refund the reduction in ADIT due to the remeasurement resulting from the change in the exacted tax rate.

In 2018, we accrued a separate current regulatory liability associated with the change in the federal corporate income tax rates collected in our rates resulting in a reduction to our revenues of $36.6 million for the year ended December 31, 2018. In January 2019, the OCC issued an order that resulted in the establishment of a $15.8 million liability, including interest, at December 31, 2018, for the estimated impact on customer rates of earnings, including amounts attributable to tax savings, above the 9.5 percent approved ROE in the 2018 review period, to be returned to customers within the 2019 PBRC filing. A settlement was reached and the OCC approved a joint stipulation in August 2019. This stipulation included a PBRC credit of $15.6 million to be credited over a 12-month period to Oklahoma customers beginning in the third quarter 2019. In a separate order issued in February 2019, the KCC required Kansas Gas Service to refund the regulatory liability for the portion of its revenue representing the difference between the 21 percent and 35 percent federal corporate income tax rate for the period between January 1, 2018, and through the date on which the KCC issued a final order in Kansas Gas Service’s June 2018 rate case. In 2019 and 2018, we accrued a $2.4 million and $14.2 million, respectively, reduction to revenues for the periods until new rates were implemented in Kansas. The total refund of $16.6 million was issued through a bill credit to Kansas customers in the second quarter 2019. In 2018, Texas Gas Service issued one-time refunds totaling $6.6 million for the reduction in the federal corporate income tax rate for the period between January 1, 2018, to the dates new rates were implemented in its service areas.

As a result of the enactment of the Tax Cuts and Jobs Act of 2017, we remeasured our ADIT. As a regulated entity, the change in ADIT was recorded as a noncurrent regulatory liability and is subject to refund to our customers. The Tax Cuts and Jobs Act of 2017 retains the tax normalization provisions of the Code that stipulate how these excess deferred income taxes for certain accelerated tax depreciation benefits are to be refunded to customers. Our customers began receiving refunds as determined by our regulators in 2019. In January 2019, the OCC issued an order in response to Oklahoma Natural Gas’ March 2018 PBRC filing requiring Oklahoma Natural Gas to credit customers for the reduction in ADIT based upon an amortization period in compliance with the tax normalization rules for the portions of EDIT stipulated by the Code and ten years for all other components of EDIT. In February 2019, the KCC issued an order adjusting Kansas Gas Service’s base rates, which included an amortization credit associated with the refund of ADIT based on an amortization period in compliance with the tax normalization rules for the portion of EDIT stipulated by the Code and five years for all other components of EDIT. As a result of the orders in Oklahoma and Kansas, the estimated EDIT is being returned to customers beginning in 2019. Three service areas in Texas have authorized EDIT to be credited to customers annually. The timing of the return of EDIT to customers in our remaining three service areas in Texas will be determined as we work with our regulators. In 2019, we credited income tax expense $12.8 million for the amortization of the regulatory liability associated with EDIT that was returned to customers.

See Note 14 for additional information regarding our regulatory liabilities for federal corporate income tax rate changes.

11.	PROPERTY, PLANT AND EQUIPMENT

The following table sets forth our property, plant and equipment by property type, for the periods indicated:

	December 31,	December 31,
	2019	2018
	(Thousands of dollars)
Natural gas distribution pipelines and related equipment	$5,117,496	$4,861,340
Natural gas transmission pipelines and related equipment	549,788	517,697
General plant and other	612,984	567,580
Construction work in process	152,851	126,526
Property, plant and equipment	6,433,119	6,073,143
Accumulated depreciation and amortization	(1,867,893)	(1,789,431)
Net property, plant and equipment	$4,565,226	$4,283,712

We compute depreciation expense by applying composite, straight-line rates of approximately 2.0 percent to 3.0 percent that were approved by various regulatory authorities.

We recorded capitalized interest of $4.6 million, $3.4 million and $3.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. We incurred liabilities for construction work in process that had not been paid at December 31, 2019, 2018 and 2017 of $20.9 million, $15.6 million and $21.7 million, respectively. Such amounts are not included in capital expenditures or in the change of working capital items on our Consolidated Statements of Cash Flows.

12.	SHARE-BASED PAYMENTS

The ECP provides for the granting of stock-based compensation, including incentive stock options, nonstatutory stock options, stock bonus awards, restricted stock awards, restricted stock unit awards, performance stock awards and performance unit awards to eligible employees and the granting of stock awards to nonemployee directors. At December 31, 2019, we have 4.3 million shares of common stock reserved for issuance under the ECP. In May 2018, shareholders approved making an additional 1.8 million shares available under the ECP, less the number of shares remaining available for future grants on the effective date. At December 31, 2019, we had approximately 1.8 million shares available for issuance under the ECP, which reflect shares issued and estimated shares expected to be issued upon vesting of outstanding awards granted under the plan, less forfeitures. The plan allows for the deferral of awards granted in stock or cash, in accordance with Internal Revenue Code section 409A requirements.

Compensation expense for our share-based payment plans was $6.8 million, net of tax benefits of $2.2 million, for 2019, $6.1 million, net of tax benefits of $2.1 million, for 2018, and $4.9 million, net of tax benefits of $3.0 million, for 2017.

Restricted Stock Unit Awards - We have granted restricted stock unit awards to key employees that vest over a service period of generally three years and entitle the grantee to receive shares of our common stock. Restricted stock unit awards granted accrue dividend equivalents in the form of additional restricted stock units prior to vesting. Restricted stock unit awards are measured at fair value as if they were vested and issued on the grant date and adjusted for estimated forfeitures. Compensation expense is recognized on a straight-line basis over the vesting period of the award. A forfeiture rate of 3 percent per year based on historical forfeitures under our share-based payment plans is used.

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

If paid, the outstanding performance stock unit awards entitle the grantee to receive shares of our common stock. The outstanding performance stock unit awards are equity awards with a market-based condition, which results in the compensation expense for these awards being recognized on a straight-line basis over the requisite service period, provided that the requisite service period is fulfilled, regardless of when, if ever, the market condition is satisfied. The performance stock unit awards granted accrue dividend equivalents in the form of additional performance stock units prior to vesting. The fair value of these performance stock units was estimated on the grant date based on a Monte Carlo model. The compensation expense on these awards will only be adjusted for forfeitures. A forfeiture rate of 3 percent per year based on historical forfeitures under our share-based payment plans is used.

Restricted Stock Unit Award Activity

As of December 31, 2019, there was $3.0 million of total unrecognized compensation expense related to the nonvested restricted stock unit awards, which is expected to be recognized over a weighted-average period of 1.8 years. The following tables set forth activity and various statistics for restricted stock unit awards outstanding under the respective plans for the period indicated:

	Number of Units	Weighted- Average Price
Nonvested at December 31, 2018	109,506	$63.45
Granted	35,753	$83.94
Vested	(39,418)	$58.60
Forfeited	(1,443)	$69.87
Nonvested at December 31, 2019	104,398	$72.21

	2019	2018	2017
Weighted-average grant date fair value (per share)	$83.94	$68.17	$63.97
Fair value of shares granted (thousands of dollars)	$3,001	$2,583	$2,420

The fair value of restricted stock vested was $3.3 million and $4.7 million in 2019 and 2018, respectively.

Performance Stock Unit Award Activity

As of December 31, 2019, there was $6.4 million of total unrecognized compensation expense related to the nonvested performance stock unit awards, which is expected to be recognized over a weighted-average period of 1.8 years. The following tables set forth activity and various statistics related to our performance stock unit awards and the assumptions used by us in the valuations of the 2019, 2018 and 2017 grants at the grant date:

	Number of Units	Weighted- Average Price
Nonvested at December 31, 2018	219,331	$69.21
Granted	71,237	$89.86
Vested	(70,548)	$64.06
Forfeited	(1,844)	$73.57
Nonvested at December 31, 2019	218,176	$77.58

	2019	2018	2017
Volatility (a)	18.70%	18.80%	20.70%
Dividend yield	2.38%	2.70%	2.63%
Risk-free interest rate (b)	2.50%	2.38%	1.48%
(a) - Volatility based on historical volatility over three years using daily stock price observations of our peer utilities.
(b) - Using 3-year treasury.

	2019	2018	2017
Weighted-average grant date fair value (per share)	$89.86	$74.04	$68.94
Fair value of shares granted (thousands of dollars)	$6,401	$5,882	$5,110

The fair value of performance stock vested was $12.7 million and $13.7 million in 2019 and 2018, respectively.

Employee Stock Purchase Plan

We have reserved a total of 700 thousand shares of common stock for issuance under our ESPP. Employees can choose to have up to 10 percent of their annual base pay withheld to purchase our common stock, subject to terms and limitations of the plan. The purchase price of the stock is 85 percent of the lower of the average market price of our common stock on the grant date or exercise date. Approximately 44 percent, 45 percent and 43 percent of employees participated in the plan in 2019, 2018 and 2017, respectively, and purchased 71,613 shares at $71.42 in 2019, 76,231 shares at $63.01 in 2018, and 78,472 shares at $56.80 in 2017.

Compensation expense, before taxes, was $1.5 million, $1.0 million and $1.2 million in 2019, 2018 and 2017, respectively.

13.	EMPLOYEE BENEFIT PLANS

Retirement and Other Postemployment Benefit Plans

Retirement Plans - We have a defined benefit pension plan and a supplemental executive retirement plan, both of which are closed to new participants. Certain employees of the Texas Gas Service division are entitled to benefits under a frozen cash-balance pension plan. We fund our defined benefit pension costs at a level needed to maintain or exceed the minimum funding levels required by the Employee Retirement Income Security Act of 1974, as amended, and the Pension Protection Act of 2006.

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

Actuarial Assumptions - The following table sets forth the weighted-average assumptions used to determine benefit obligations for pension and postemployment benefits for the periods indicated:

	December 31,
	2019	2018
Discount rate - pension plans	3.50%	4.40%
Discount rate - other postemployment plans	3.40%	4.40%
Compensation increase rate	3.10% - 4.00%	3.20% - 4.00%

The following table sets forth the weighted-average assumptions used by us to determine the periodic benefit costs for the periods indicated:

	Years Ended December 31,
	2019	2018	2017
Discount rate - pension plans	4.40%	3.80%	4.30%
Discount rate - other postemployment plans	4.40%	3.70%	4.20%
Expected long-term return on plan assets - pension plans	7.20%	7.25%	7.75%
Expected long-term return on plan assets - other postemployment plans	7.35%	7.60%	7.60%
Compensation increase rate	3.20% - 4.00%	3.25% - 3.35%	3.25% - 3.40%

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

We determine our overall expected long-term rate of return on plan assets, based on our review of historical returns and economic growth models. We update our assumed mortality rates to incorporate new tables issued by the Society of Actuaries as needed.

Regulatory Treatment - The OCC, KCC and regulatory authorities in Texas have approved the recovery of pension costs and other postemployment benefits costs through rates for Oklahoma Natural Gas, Kansas Gas Service and Texas Gas Service, respectively. The costs recovered through rates are based on current funding requirements and the net periodic benefit cost for defined benefit pension and other postemployment costs. Differences, if any, between the net periodic benefit cost, net of deferrals, and the amount recovered through rates would be reflected in earnings.

We historically have recovered defined benefit pension and other postemployment benefit costs through rates. We believe it is probable that regulators will continue to include the net periodic pension and other postemployment benefit costs in our cost of service.

Since adoption of ASU 2017-07 on January 1, 2018, we continue to capitalize all eligible service cost and non-service cost components under the accounting requirements of ASC Topic 980 (Regulated Operations) for rate-regulated entities. Our consolidated balance sheets reflect the capitalized non-service cost components as a regulatory asset. We have recognized a regulatory asset of $4.7 million and $1.5 million as of December 31, 2019 and December 31, 2018, respectively. See Note 10 for additional information.

Obligations and Funded Status - The following table sets forth our defined benefit pension and other postemployment benefit plans, benefit obligations and fair value of plan assets for the periods indicated:

	Pension Benefits		Other Postemployment Benefits
	December 31,		December 31,
	2019	2018	2019	2018
Changes in Benefit Obligation	(Thousands of dollars)
Benefit obligation, beginning of period	$950,510	$993,891	$220,144	$255,040
Service cost	12,030	12,919	1,734	2,354
Interest cost	40,670	36,801	9,318	9,117
Plan participants’ contributions	—	—	3,697	3,563
Actuarial loss (gain)	98,231	(42,540)	13,945	(31,607)
Benefits paid	(50,915)	(50,561)	(18,348)	(18,323)
Settlements	(49,158)	—	—	—
Benefit obligation, end of period	1,001,368	950,510	230,490	220,144

Change in Plan Assets
Fair value of plan assets, beginning of period	814,112	884,804	176,859	190,226
Actual return (loss) on plan assets	162,785	(62,752)	38,772	(6,325)
Employer contributions	29,199	42,386	6,202	7,718
Plan participants’ contributions	—	—	3,697	3,563
Benefits paid	(50,915)	(50,561)	(18,348)	(18,323)
Settlements	(47,207)	235	—	—
Fair value of assets, end of period	907,974	814,112	207,182	176,859
Balance at December 31	$(93,394)	$(136,398)	$(23,308)	$(43,285)

Current liabilities	$(1,045)	$(962)	$—	$—
Noncurrent liabilities	(92,349)	(135,436)	(23,308)	(43,285)
Balance at December 31	$(93,394)	$(136,398)	$(23,308)	$(43,285)

During 2019, we purchased a group annuity contract for $47.2 million, and transferred to a third-party insurance company liabilities of $49.2 million related to certain participants in our defined benefit pension plan.

The accumulated benefit obligation for our defined benefit pension plans was $937.8 million and $890.4 million at December 31, 2019 and 2018, respectively.

In 2020, our required contributions are expected to be $1.1 million and $4.0 million, respectively, to our defined benefit pension plans and other postemployment benefit plans. There are no plan assets expected to be withdrawn and returned to us in 2020.

Components of Net Periodic Benefit Cost - The following tables set forth the components of net periodic benefit cost, prior to regulatory deferrals, for our defined benefit pension and other postemployment benefit plans for the period indicated:

	Pension Benefits
	Year Ended December 31,
	2019	2018	2017
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$12,030	$12,919	$12,176
Interest cost (a)	40,670	36,801	40,453
Expected return on assets (a)	(61,939)	(60,579)	(58,496)
Amortization of net loss (a)	33,039	39,913	36,107
Net periodic benefit cost	$23,800	$29,054	$30,240
(a) These amounts, net of any amounts capitalized as a regulatory asset since adoption of ASU 2017-07 on January 1, 2018, have been recognized as other income (expense), net in the Consolidated Statements of Income. See Note 15 for additional detail of our other income (expense), net.

	Other Postemployment Benefits
	Year Ended December 31,
	2019	2018	2017
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$1,734	$2,354	$2,509
Interest cost (a)	9,318	9,117	9,890
Expected return on assets (a)	(12,586)	(14,284)	(12,590)
Amortization of unrecognized prior service cost (a)	(673)	(4,567)	(4,597)
Amortization of net loss (a)	2,244	3,887	6,484
Net periodic benefit cost (credit)	$37	$(3,493)	$1,696

(a) These amounts, net of any amounts capitalized as a regulatory asset since adoption of ASU 2017-07 on January 1, 2018, have been recognized as other income (expense), net in the Consolidated Statements of Income. See Note 15 for additional detail of our other income (expense), net.

Other Comprehensive Income (Loss) - The following table sets forth the amounts recognized in other comprehensive income (loss), net of regulatory deferrals, related to our defined benefit pension benefits for the period indicated:

	Pension Benefits
	Year Ended December 31,
	2019	2018	2017
	(Thousands of dollars)
Net gain (loss) arising during the period	$(2,766)	$1,173	$(2,101)
Amortization of loss	852	1,082	837
Deferred income taxes	479	(848)	486
Total recognized in other comprehensive income (loss)	$(1,435)	$1,407	$(778)

Due to our regulatory deferrals, there were no amounts recognized in other comprehensive income (loss) related to our other postemployment benefits for the periods presented.

The tables below set forth the amounts in accumulated other comprehensive loss that had not yet been recognized as components of net periodic benefit expense for the periods indicated:

	Pension Benefits
	December 31,
	2019	2018
	(Thousands of dollars)
Accumulated loss	$(381,633)	$(419,238)
Accumulated other comprehensive loss before regulatory assets	(381,633)	(419,238)
Regulatory asset for regulated entities	373,025	412,545
Accumulated other comprehensive loss after regulatory assets	(8,608)	(6,693)
Deferred income taxes	1,869	2,607
Accumulated other comprehensive loss, net of tax	$(6,739)	$(4,086)

	Other Postemployment Benefits
	December 31,
	2019	2018
	(Thousands of dollars)
Prior service credit	$202	$875
Accumulated loss	(19,660)	(34,144)
Accumulated other comprehensive loss before regulatory assets	$(19,458)	$(33,269)
Regulatory asset for regulated entities	19,458	33,269
Accumulated other comprehensive loss after regulatory assets	$—	$—

The following table sets forth the amounts recognized in either accumulated comprehensive income (loss) or regulatory assets expected to be recognized as components of net periodic benefit expense in the next fiscal year:

	Pension Benefits	Other Postemployment Benefits
Amounts to be recognized in 2020	(Thousands of dollars)
Prior service cost	$—	$(117)
Actuarial net loss	$42,319	$173

Health Care Cost Trend Rates - The following table sets forth the assumed health care cost-trend rates for the periods indicated:

	2019	2018
Health care cost-trend rate assumed for next year	6.50%	7.00%
Rate to which the cost-trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2025	2024

Assumed health care cost-trend rates have a significant effect on the amounts reported for our other postemployment benefit plans. A one percentage point change in assumed health care cost-trend rates would have the following effects:

	One Percentage	One Percentage
	Point Increase	Point Decrease
	(Millions of dollars)
Effect on total of service and interest cost	$0.1	$(0.1)
Effect on other postemployment benefit obligation	$2.3	$(2.4)

Plan Assets - Our investment strategy is to invest plan assets in accordance with sound investment practices that emphasize long-term fundamentals. The goal of this strategy is to maximize investment returns while managing risk in order to meet the plan’s current and projected financial obligations. To achieve this strategy, we have established a liability-driven investment strategy to change the allocations as the funded status of the defined benefit pension plan increases. The plan’s investments include a diverse blend of various domestic and international equities, investment-grade debt securities which mirror the cash flows of our liability, insurance contracts and alternative investments. The current target allocation for the assets of our defined benefit pension plan is as follows:

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

The following tables set forth our pension benefits and other postemployment benefits plan assets by fair value category as of the measurement date:

	Pension Benefits
	December 31, 2019
Asset Category	Level 1	Level 2	Level 3	Total
	(Thousands of dollars)
Investments:
Equity securities (a)	$323,737	$27,267	$—	$351,004
Government obligations	—	54,726	—	54,726
Corporate obligations (b)	—	304,457	—	304,457
Cash and money market funds (c)	1,687	87,422	—	89,109
Insurance contracts and group annuity contracts	—	—	25,988	25,988
Other investments (d)	—	897	81,793	82,690
Total assets	$325,424	$474,769	$107,781	$907,974
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
(d) - This category represents alternative investments such as hedge funds and other financial instruments.

	Other Postemployment Benefits
	December 31, 2019
Asset Category	Level 1	Level 2	Level 3	Total
	(Thousands of dollars)
Investments:
Equity securities (a)	$61,688	$—	$—	$61,688
Government obligations	—	—	—	—
Corporate obligations (b)	—	26,852	—	26,852
Cash and money market funds (c)	18,350	682	—	19,032
Insurance contracts and group annuity contracts (d)	—	99,610	—	99,610
Total assets	$80,038	$127,144	$—	$207,182
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
(d) - This category includes equity securities and bonds held in a captive insurance product.
The following table sets forth the reconciliation of Level 3 fair value measurements of our pension plans for the periods indicated:

	Pension Benefits
	Insurance Contracts	Other Investments	Total
	(Thousands of dollars)
January 1, 2018	$35,158	$78,707	$113,865
Net realized and unrealized gains (losses)	(611)	496	(115)
Purchases	—	—	—
Settlements	(4,100)	—	(4,100)
December 31, 2018	$30,445	$79,205	$109,650
Net realized and unrealized gains (losses)	(860)	2,588	1,728
Purchases	—	—	—
Sales and settlements	(3,597)	—	(3,597)
December 31, 2019	$25,988	$81,793	$107,781

Pension and Other Postemployment Benefit Payments - Benefit payments for our defined benefit pension and other postemployment benefit plans for the period ended December 31, 2019 were $50.9 million and $18.3 million, respectively. The following table sets forth the pension benefits and other postemployment benefits payments expected to be paid in 2020-2029:

	Pension Benefits	Other Postemployment Benefits
Benefits to be paid in:	(Thousands of dollars)
2020	$49,631	$16,464
2021	$50,378	$16,308
2022	$51,547	$16,269
2023	$52,628	$16,090
2024	$53,562	$15,757
2025 through 2029	$280,547	$73,787

The expected benefits to be paid are based on the same assumptions used to measure our benefit obligation at December 31, 2019, and include estimated future employee service.

Other Employee Benefit Plans

401(k) Plan - We have a 401(k) Plan which covers all full-time employees, and employee contributions are discretionary. We match 100 percent of each participant’s eligible contribution up to 6 percent of eligible compensation, subject to certain limits. Our contributions made to the plan were $12.8 million, $12.1 million and $11.7 million in 2019, 2018 and 2017, respectively.

Profit-Sharing Plan - We have a profit-sharing plan for all employees who do not participate in our defined benefit pension plan. We plan to make a contribution to the profit-sharing plan each quarter equal to 1 percent of each participant’s eligible compensation during the quarter. Additional discretionary employer contributions may be made at the end of each year. Employee contributions are not allowed under the plan. Our contributions made to the plan were $8.5 million, $7.4 million and $8.1 million in 2019, 2018 and 2017, respectively.

14.	INCOME TAXES

The following table sets forth our provision for income taxes for the periods indicated:

	Years Ended December 31,
	2019	2018	2017
	(Thousands of dollars)
Current income tax provision
Federal	$24,537	$—	$—
State	5,008	289	750
Total current income tax provision	29,545	289	750
Deferred income tax provision
Federal	8,375	42,413	83,138
State	4,932	10,829	9,255
Total deferred income tax provision	13,307	53,242	92,393
Total provision for income taxes	$42,852	$53,531	$93,143

The following table is a reconciliation of our income tax provision for the periods indicated:

	Years Ended December 31,
	2019	2018	2017
	(Thousands of dollars)
Income before income taxes	$229,601	$225,765	$256,138
Federal statutory income tax rate	21%	21%	35%
Provision for federal income taxes	48,215	47,411	89,648
State income taxes, net of federal tax benefit	9,758	8,783	6,503
EDIT not recovered in rates	—	74	2,162
Amortization of EDIT regulatory liability	(12,828)	—	—
Tax benefit of employee share-based compensation	(2,116)	(2,770)	(5,162)
Other, net	(177)	33	(8)
Total provision for income taxes	$42,852	$53,531	$93,143

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

The following table sets forth the tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities for the periods indicated:

	December 31,
	2019	2018
	(Thousands of dollars)
Deferred tax assets
Employee benefits and other accrued liabilities	$32,036	$48,243
Regulatory adjustments for enacted tax rate changes	124,680	129,201
Net operating loss	752	2,778
Lease obligation basis	8,599	—
Other	2,772	34
Total deferred tax assets	168,839	180,256
Deferred tax liabilities
Excess of tax over book depreciation	742,860	717,903
Purchased-gas cost adjustment	3,556	8,981
Other regulatory assets and liabilities, net	96,456	105,798
Right-of-use asset basis	8,599	—
Total deferred tax liabilities	851,471	832,682
Net deferred tax liabilities	$682,632	$652,426

As of December 31, 2019, we have no federal income tax NOL carryforwards and state income tax NOL carryforwards of $13.6 million, which will expire at various dates from 2025 through 2027. We believe that it is more likely than not that the tax benefits of the NOL carryforwards will be utilized prior to their expirations; therefore, no valuation allowance is necessary.

We have completed or made a reasonable estimate for the measurement and accounting of the effects of the Tax Cuts and Jobs Act of 2017, which were reflected in our consolidated financial statements for the year 2018. While we still expect additional guidance from the U.S. Department of the Treasury and the IRS, we have finalized our calculations using available guidance. Any additional guidance issued or future actions of our regulators could potentially affect the accounting effects arising from the implementation of the Tax Cuts and Jobs Act of 2017.

We have filed our consolidated federal and state income tax returns for years 2016, 2017 and 2018. We are no longer subject to income tax examination for years prior to 2016.

15.	OTHER INCOME AND OTHER EXPENSE

The following table sets forth the components of other income and other expense for the periods indicated:

	Years Ended December 31,
	2019	2018	2017
	(Thousands of dollars)
Net periodic benefit cost other than service cost	$(5,895)	$(8,824)	$(17,252)
Other, net	2,919	(2,535)	2,727
Total other expense, net	$(2,976)	$(11,359)	$(14,525)

16.	COMMITMENTS AND CONTINGENCIES

Commitments - See Note 5 of the Notes to Consolidated Financial Statements in this Annual Report for discussion of operating leases.

Environmental Matters - We are subject to multiple historical, wildlife preservation and environmental laws and/or regulations, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, hazardous materials transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits or the discovery of presently unknown environmental conditions may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during 2019, 2018 or 2017.

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

We have completed or are addressing removal of the source of soil contamination at all 12 sites and continue to monitor groundwater at eight of the 12 sites according to plans approved by the KDHE. During the first quarter of 2019, we completed a project to remove the source of contamination and associated contaminated materials at the twelfth site where no active soil remediation had previously occurred. We are also finalizing a study of the feasibility of various options to address the remainder of the site.

With regard to one of our former MGP sites in Kansas, periodic monitoring and a 2016 interim site investigation indicated elevated levels of contaminants generally associated with MGP sites. In 2016, we estimated the potential costs associated with additional investigation and remediation to be in the range of $4.0 million to $7.0 million. In the second quarter of 2018, we revised our estimate of the potential costs associated with additional investigation and remediation to be in the range of $5.6 million to $7.0 million. A single reliable estimate of the remediation costs was not feasible due to the amount of uncertainty in the ultimate remediation approach that will be utilized. Accordingly, we recorded in the second quarter of 2018 an adjustment to the reserve of $1.6 million bringing the total to $5.6 million for this site, which also increased our regulatory asset pursuant to our AAO in Kansas. In 2019, the KDHE approved the remediation plan that is the basis of our estimated cost range.

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

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during 2019, 2018 or 2017. A number of environmental issues may exist with respect to MGP sites that are unknown to us. Accordingly, future costs are dependent on the final determination and regulatory approval of any remedial actions, the complexity of the site, level of remediation required, changing technology and governmental regulations, and to the extent not recovered by insurance or recoverable in rates from our customers, could be material to our financial condition, results of operations or cash flows.

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

In April 2016, PHMSA published a NPRM, the Safety of Gas Transmission & Gathering Lines Rule, in the Federal Register to revise pipeline safety regulations applicable to the safety of onshore natural gas transmission and gathering pipelines. Proposals include changes to pipeline integrity management requirements and other safety-related requirements. The NPRM comment period ended July 7, 2016, and comments are under review by PHMSA. As part of the comment review process, PHMSA is being advised by the Technical Pipeline Safety Standards Committee, informally known by PHMSA as the GPAC, a statutorily mandated advisory committee that advises PHMSA on proposed safety policies for natural gas pipelines.  The GPAC reviews PHMSA's proposed regulatory initiatives to assure the technical feasibility, reasonableness, cost-effectiveness and practicality of each proposal. The GPAC has met six times since January 2017 to review public comments and make recommendations to PHMSA. The GPAC completed their review of the NPRM on March 28, 2018, except for gas gathering pipelines. The GPAC met in June 2019 on gas gathering pipelines. In addition to reviewing public and committee comments, PHMSA announced they will split this NPRM into three separate final rulemakings:

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

On October 1, 2019, PHMSA published the first of the three final rulemakings referenced above, which addresses the 2011 congressional mandates. This final rule expands integrity management principles beyond HCAs and requires operators to collect traceable, verifiable and complete records moving forward, retain existing and new records for the life of the pipeline, and reconfirm pipeline MAOP in populated areas. The final rule also outlines methods for reconfirming a pipeline’s MAOP within 15 years. The potential capital and operating expenditures associated with compliance with the first final rulemaking are under review but are not expected to be material.

PHMSA has indicated it now expects the second pending rulemaking to be issued as a final rule during 2020. The potential capital and operating expenditures associated with compliance with these pending rulemakings are currently being evaluated and could be significant depending on the final regulations.

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

17.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2019
	(Thousands of dollars)
Revenues	$661,000	$290,560	$248,563	$452,607
Operating income	$127,619	$46,891	$38,777	$81,971
Net income	$93,660	$24,470	$17,457	$51,162
Earnings per share
Basic	$1.77	$0.46	$0.33	$0.97
Diluted	$1.76	$0.46	$0.33	$0.96

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2018
	(Thousands of dollars)
Revenues	$638,464	$292,521	$238,280	$464,466
Operating income (a)	$130,290	$41,043	$36,241	$80,855
Net income	$90,835	$20,419	$16,276	$44,704
Earnings per share
Basic	$1.73	$0.39	$0.31	$0.85
Diluted	$1.72	$0.39	$0.31	$0.84
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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein (Item 8).

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Registrant

Information concerning our directors is set forth in our 2020 definitive Proxy Statement and is incorporated herein by this reference.

Executive Officers of the Registrant

Information concerning our executive officers is included in Part I, Item 1, Business, of this Annual Report.

Compliance with Section 16(a) of the Exchange Act

Information on compliance with Section 16(a) of the Exchange Act is set forth in our 2020 definitive Proxy Statement and is incorporated herein by this reference.

Code of Ethics

Information concerning the code of ethics, or code of business conduct, is set forth in our 2020 definitive Proxy Statement and is incorporated herein by this reference.

Nominating Procedures

Information concerning the nominating procedures is set forth in our 2020 definitive Proxy Statement and is incorporated herein by this reference.

The Audit Committee

Information concerning the Audit Committee is set forth in our 2020 definitive Proxy Statement and is incorporated herein by this reference.

The Audit Committee Financial Experts

Information concerning the Audit Committee Financial Experts is set forth in our 2020 definitive Proxy Statement and is incorporated herein by this reference.

The Executive Compensation Committee

Information concerning the Executive Compensation Committee is set forth in our 2020 definitive Proxy Statement and is incorporated herein by this reference.

The Corporate Governance Committee

Information concerning the Corporate Governance Committee is set forth in our 2020 definitive Proxy Statement and is incorporated herein by this reference.

The Executive Committee

Information concerning the Executive Committee is set forth in our 2020 definitive Proxy Statement and is incorporated herein by this reference.

Committee Charters

The full text of our Audit Committee charter, Executive Compensation Committee charter, Corporate Governance Committee charter and Executive Committee charter are published on and may be printed from our website at www.onegas.com and are also available from our corporate secretary upon request.

ITEM 11.    EXECUTIVE COMPENSATION

Information on executive compensation is set forth in our 2020 definitive Proxy Statement and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

Information concerning the ownership of certain beneficial owners is set forth in our 2020 definitive Proxy Statement and is incorporated herein by this reference.

Security Ownership of Management

Information on security ownership of directors and officers is set forth in our 2020 definitive Proxy Statement and is incorporated herein by this reference.

Equity Compensation Plan Information

The following table sets forth certain information concerning our equity compensation plans as of December 31, 2019:

	Number of Securities Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities in Column (a))
Plan Category	(a)	(b)		(c)
Equity compensation plans approved by security holders (1)	—	$—	(3)	2,921,919
Equity compensation plans not approved by security holders (2)	—	$—		238,309
Total	—	$—		3,160,228
(1) Includes restricted stock incentive units and performance-unit awards granted under our ECP and our Deferred Compensation Plan for Non-employee Directors. For a brief description of the material features of this plan, see Note 12 of the Notes to Consolidated Financial Statements in this Annual Report.
(2) Includes shares granted under our ESPP and Employee Stock Award Program. For a brief description of the material features of these plans, see Note 12 of the Notes to Consolidated Financial Statements in this Annual Report. Column (c) includes 236,497 and 1,812 shares available for future issuance under our ESPP and Employee Stock Award Program, respectively.
(3) Compensation deferred into our common stock under our ECP and Deferred Compensation Plan for Non-employee Directors is distributed to participants at fair market value on the date of distribution. The price used for these plans to calculate the weighted-average exercise price in the table is $93.57, which represents the year-end closing price of our common stock on the NYSE.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information on certain relationships and related transactions and director independence is set forth in our 2020 definitive Proxy Statement and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information on the principal accountant’s fees and services is set forth in our 2020 definitive Proxy Statement and is incorporated herein by this reference.

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

4.5	Description of the Registrant’s securities registered pursuant to Section 12 of the Securities Act of 1934.

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

10.11	Form of 2019 Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.12 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 20, 2019 (File No. 1-36108)).

10.12	Form of 2019 Performance Unit Award Agreement (incorporated by reference to Exhibit 10.12 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 20, 2019 (File No. 1-36108)).

10.13	Form of 2018 Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.14 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 22, 2018 (File No. 1-36108)).

10.14	Form of 2018 Performance Unit Award Agreement (incorporated by reference to Exhibit 10.15 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 22, 2018 (File No. 1-36108)).

10.15
Extension Agreement dated as of October 5, 2018, among ONE Gas, Inc., Bank of America, N.A., as administrative agent, swing line lender, a letter of credit issuer and a lender, and the other lenders and letter of credit issuers parties thereto (incorporated by reference to Exhibit 10.1 to ONE Gas Inc’s Current Report on Form 8-K filed on October 5, 2018 (File No. 1-36108)).

10.16	ONE Gas, Inc. Amended and Restated Employee Stock Purchase Plan.

10.17
ONE Gas, Inc. Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.19 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 23, 2017 (File No. 1-36108)).

10.18	Not used.

10.19	Form of Commercial Paper Dealer Agreement (incorporated by reference to Exhibit 10.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on September 10, 2014 (File No. 1-36108)).

10.20	Form of 2020 Performance Unit Award Agreement.

10.21	Form of 2020 Restricted Unit Award Agreement.

10.22	Form of 2016 Performance Unit Award Agreement (incorporated by reference to Exhibit 10.24 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 18, 2016 (File No. 1-36108)).

10.23	Form of 2016 Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.25 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 18, 2016 (File No. 1-36108)).

10.24	Form of 2017 Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.15 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 23, 2017 (File No. 1-36108)).

10.25	Form of 2017 Performance Unit Award Agreement (incorporated by reference to Exhibit 10.16 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 23, 2017 (File No. 1-36108)).

10.26
Amended and Restated Credit Agreement, dated as of October 5, 2017, among ONE Gas, Inc., Bank of America, N.A., as administrative agent, swingline lender and a letter of credit issuer, and the other lenders and letter of credit issuers parties thereto (incorporated by reference to Exhibit 10.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on October 6, 2017 (File No. 1-36108)).

10.27
ONE Gas, Inc. Nonqualified Deferred Compensation Plan, as amended and restated effective January 1, 2018 (incorporated by reference to Exhibit 10.28 to ONE Gas, Inc.’s Annual Report on Form 10-K filed February 22, 2018 (File No. 1-36108)).

10.28
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

10.29
ONE Gas Inc. Annual Officer Incentive Plan, effective January 1, 2019 (incorporated by reference to Exhibit 10.30 to ONE Gas, Inc.’s Annual Report on Form 10-K filed February 20, 2019 (File No. 1-36108).

10.30
ONE Gas, Inc. Amended and Restated Equity Compensation Plan (2018) (incorporated by reference to Appendix A to ONE Gas, Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 4, 2018 (File No. 1-36108).

10.31	ONE Gas, Inc. Amended and Restated Annual Officer Incentive Plan, effective January 1, 2020.

21.1	Subsidiaries of ONE Gas, Inc.

23.1	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP.

31.1	Certification of Pierce H. Norton II pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Caron A. Lawhorn pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Pierce H. Norton II pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Caron A. Lawhorn pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101. PRE	XBRL Presentation Linkbase Document.

101.DEF	XBRL Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

Attached as Exhibit 101 to this Annual Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017; (iv) Consolidated Balance Sheets as of December 31, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017; (vi) Consolidated Statements of Equity for the years ended December 31, 2019, 2018 and 2017; and (vii) Notes to Consolidated Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Annual Report.

ITEM 16.    FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 20, 2020		ONE Gas, Inc.
Registrant

		By:	/s/ Caron A. Lawhorn
Caron A. Lawhorn
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 20th day of February 2020.

/s/ John W. Gibson	/s/ Pierce H. Norton II
John W. Gibson	Pierce H. Norton II
Chairman of the Board	President, Chief Executive Officer and
Director

/s/ Caron A. Lawhorn	/s/ Jeffrey J. Husen
Caron A. Lawhorn	Jeffrey J. Husen
Senior Vice President and	Vice President, Chief Accounting Officer
Chief Financial Officer	and Controller
(Principal Accounting Officer)

/s/ Robert B. Evans	/s/ Tracy E. Hart
Robert B. Evans	Tracy E. Hart
Director	Director

/s/ Michael G. Hutchinson	/s/ Pattye L. Moore
Michael G. Hutchinson	Pattye L. Moore
Director	Director

/s/ Eduardo A. Rodriguez	/s/ Douglas H. Yaeger
Eduardo A. Rodriguez	Douglas H. Yaeger
Director	Director