Form 10-Q
period 2020-03-31
ONE Gas, Inc.
filed 2020-04-28
CIK 1587732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020.
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

On April 20, 2020, the Company had 52,865,557 shares of common stock outstanding.

This page intentionally left blank.

ONE Gas, Inc.

As used in this Quarterly Report, references to “we,” “our,” “us” or the “company” refer to ONE Gas, Inc., an Oklahoma corporation, and its predecessors and subsidiaries, unless the context indicates otherwise.

The statements in this Quarterly Report that are not historical information, including statements concerning plans and objectives of management for future operations, economic performance or related assumptions, are forward-looking statements.  Forward-looking statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “should,” “goal,” “forecast,” “guidance,” “could,” “may,” “continue,” “might,” “potential,” “scheduled,” “likely,” and other words and terms of similar meaning.  Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that such expectations or assumptions will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Forward-Looking Statements,” and Part II, Item 1A, “Risk Factors” in this Quarterly Report and under Part I, Item IA, “Risk Factors,” in our Annual Report.

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

GLOSSARY - The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

AAO	Accounting Authority Order
ADIT	Accumulated deferred income tax
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2019
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bcf	Billion cubic feet
CDC	Centers for Disease Control and Prevention
CERCLA	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
Clean Air Act	Federal Clean Air Act, as amended
Clean Water Act	Federal Water Pollution Control Amendments of 1972, as amended
Code	Internal Revenue Code of 1986, as amended
COSA	Cost-of-service Adjustment
COVID-19	Coronavirus Disease 2019
DOT	United States Department of Transportation
EDIT	Excess accumulated deferred income taxes resulting from a change in enacted tax rates
EPA	United States Environmental Protection Agency
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States of America
GPAC	Gas Pipeline Advisory Committee
GRIP	Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
Heating Degree Day or HDD
A measure designed to reflect the demand for energy needed for heating based on the extent to which the daily average temperature falls below a reference temperature for which no heating is required, usually 65 degrees Fahrenheit

HCA(s)	High consequence area(s)
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
LDC	Local distribution company
MAOP(s)	Maximum allowable operating pressure(s)
MGP	Manufactured gas plant
MMcf	Million cubic feet
Moody’s	Moody’s Investors Service, Inc.
Net margin	Non-GAAP measure defined as total revenues less cost of natural gas
NPRM	Notice of Proposed Rulemaking
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
OCC	Oklahoma Corporation Commission
ONE Gas	ONE Gas, Inc.
ONE Gas 364-day Credit Agreement	ONE Gas’ $250 million 364-day revolving credit agreement, which expires on April 6, 2021
ONE Gas Credit Agreement	ONE Gas’ $700 million amended and restated revolving credit agreement, which expires on October 4, 2024
OSHA	Occupational Safety and Health Administration
PBRC	Performance-Based Rate Change
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
Pipeline Safety, Regulatory Certainty and Job Creation Act	Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011, as amended
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
ROE	Return on equity, calculated consistent with utility ratemaking principles in each jurisdiction in which we operate
RRC	Railroad Commission of Texas
S&P	Standard & Poor’s Ratings Services
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes	ONE Gas’ registered notes consisting of $300 million of 3.61 percent senior notes due 2024, $600 million of 4.658 percent senior notes due 2044 and $400 million of 4.50 percent notes due 2048
XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended
	March 31,
(Unaudited)	2020	2019
	(Thousands of dollars, except per share amounts)

Total revenues	$528,168	$661,000

Cost of natural gas	226,139	365,076

Operating expenses
Operations and maintenance	104,839	108,275
Depreciation and amortization	47,513	43,846
General taxes	16,473	16,184
Total operating expenses	168,825	168,305
Operating income	133,204	127,619
Other income (expense), net	(5,788)	429
Interest expense, net	(15,693)	(15,786)
Income before income taxes	111,723	112,262
Income taxes	(20,046)	(18,602)
Net income	$91,677	$93,660

Earnings per share
Basic	$1.73	$1.77
Diluted	$1.72	$1.76

Average shares (thousands)
Basic	53,007	52,825
Diluted	53,268	53,206
Dividends declared per share of stock	$0.54	$0.50
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(Unaudited)	2020	2019
	(Thousands of dollars)
Net income	$91,677	$93,660
Other comprehensive income, net of tax
Change in pension and other postemployment benefit plan liability, net of tax of $(74) and $(53), respectively	224	160
Total other comprehensive income, net of tax	224	160
Comprehensive income	$91,901	$93,820
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Unaudited)	2020	2019
Assets	(Thousands of dollars)
Property, plant and equipment
Property, plant and equipment	$6,536,625	$6,433,119
Accumulated depreciation and amortization	1,901,738	1,867,893
Net property, plant and equipment	4,634,887	4,565,226
Current assets
Cash and cash equivalents	11,069	17,853
Accounts receivable, net	234,327	260,012
Materials and supplies	53,390	55,732
Natural gas in storage	48,032	104,259
Regulatory assets	39,808	47,440
Other current assets	21,041	20,906
Total current assets	407,667	506,202
Goodwill and other assets
Regulatory assets	380,686	391,036
Goodwill	157,953	157,953
Other assets	93,712	87,883
Total goodwill and other assets	632,351	636,872
Total assets	$5,674,905	$5,708,300
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS
(Continued)
	March 31,	December 31,
(Unaudited)	2020	2019
Equity and Liabilities	(Thousands of dollars)
Equity and long-term debt
Common stock, $0.01 par value: authorized 250,000,000 shares; issued and outstanding 52,860,808 shares at March 31, 2020; issued and outstanding 52,771,749 shares at December 31, 2019	$529	$528
Paid-in capital	1,729,587	1,733,092
Retained earnings	465,411	402,509
Accumulated other comprehensive loss	(6,515)	(6,739)
Total equity	2,189,012	2,129,390
Long-term debt, excluding current maturities, and net of issuance costs of $10,823 and $10,936, respectively	1,286,193	1,286,064
Total equity and long-term debt	3,475,205	3,415,454
Current liabilities
Notes payable	474,695	516,500
Accounts payable	82,088	120,490
Accrued taxes other than income	46,774	47,956
Regulatory liabilities	33,649	45,201
Customer deposits	58,272	57,987
Other current liabilities	80,675	84,603
Total current liabilities	776,153	872,737
Deferred credits and other liabilities
Deferred income taxes	698,877	682,632
Regulatory liabilities	494,210	503,518
Employee benefit obligations	109,865	115,657
Other deferred credits	120,595	118,302
Total deferred credits and other liabilities	1,423,547	1,420,109
Commitments and contingencies
Total liabilities and equity	$5,674,905	$5,708,300
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended
	March 31,
(Unaudited)	2020	2019
	(Thousands of dollars)
Operating activities
Net income	$91,677	$93,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,513	43,846
Deferred income taxes	6,856	4,828
Share-based compensation expense	2,261	1,954
Provision for doubtful accounts	3,077	2,263
Changes in assets and liabilities:
Accounts receivable	22,608	(44,924)
Materials and supplies	2,342	(2,562)
Natural gas in storage	56,227	55,820
Asset removal costs	(9,888)	(11,169)
Accounts payable	(34,227)	(53,172)
Accrued taxes other than income	(1,182)	4,263
Customer deposits	285	1,218
Regulatory assets and liabilities	4,932	29,090
Other assets and liabilities	(9,748)	(2,824)
Cash provided by operating activities	182,733	122,291
Investing activities
Capital expenditures	(113,517)	(83,303)
Other investing expenditures	(314)	(3,351)
Other investing receipts	650	311
Cash used in investing activities	(113,181)	(86,343)
Financing activities
Repayments on notes payable, net	(41,805)	(4,000)
Dividends paid	(28,543)	(26,343)
Tax withholdings related to net share settlements of stock compensation	(5,988)	(7,300)
Cash used in financing activities	(76,336)	(37,643)
Change in cash and cash equivalents	(6,784)	(1,695)
Cash and cash equivalents at beginning of period	17,853	21,323
Cash and cash equivalents at end of period	$11,069	$19,628
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)	Common Stock Issued	Common Stock	Paid-in Capital
	(Shares)	(Thousands of dollars)

January 1, 2020	52,771,749	$528	$1,733,092
Net income	—	—	—
Other comprehensive income	—	—	—
Common stock issued and other	89,059	1	(3,737)
Common stock dividends - $0.54 per share	—	—	232
March 31, 2020	52,860,808	$529	$1,729,587

January 1, 2019	52,598,005	$526	$1,727,492
Net income	—	—	—
Other comprehensive income	—	—	—
Reclassification of stranded tax effects	—	—	—
Common stock issued and other	88,629	1	(7,499)
Common stock dividends - $0.50 per share	—	—	227
March 31, 2019	52,686,634	$527	$1,720,220
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(Continued)
(Unaudited)	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
	(Thousands of dollars)

January 1, 2020	$402,509	$—	$(6,739)	$2,129,390
Net income	91,677	—	—	91,677
Other comprehensive income	—	—	224	224
Common stock issued and other	—	—	—	(3,736)
Common stock dividends - $0.54 per share	(28,775)	—	—	(28,543)
March 31, 2020	$465,411	$—	$(6,515)	$2,189,012

January 1, 2019	$320,869	$(2,145)	$(4,086)	$2,042,656
Net income	93,660	—	—	93,660
Other comprehensive income	—	—	160	160
Reclassification of stranded tax effects	1,218	—	(1,218)	—
Common stock issued and other	—	2,145	—	(5,353)
Common stock dividends - $0.50 per share	(26,570)	—	—	(26,343)
March 31, 2019	$389,177	$—	$(5,144)	$2,104,780
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. These statements also have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The 2019 year-end consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes in our Annual Report. Our significant accounting policies are described in Note 1 of our Notes to Consolidated Financial Statements in our Annual Report. Due to the seasonal nature of our business, the results of operations for the three months ended March 31, 2020, are not necessarily indicative of the results that may be expected for a 12-month period.

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

We evaluate these estimates on an ongoing basis using historical experience and other methods we consider reasonable based on the circumstances. Nevertheless, actual results may differ significantly from the estimates. Any effects on our financial position or results of operations from revisions to these estimates are recorded in the period when the facts that give rise to the revision become known to us.

Segments - We operate in one reportable business segment: regulated public utilities that deliver natural gas primarily to residential, commercial and transportation customers. The accounting policies for our segment are the same as those described in Note 1 of our Notes to Consolidated Financial Statements in our Annual Report. We evaluate our financial performance principally on net income. For the three months ended March 31, 2020 and 2019, we had no single external customer from which we received 10 percent or more of our gross revenues.

Property, Plant and Equipment - Accounts payable for construction work in process and asset removal costs decreased by approximately $4.2 million and $1.7 million for the three months ended March 31, 2020 and 2019, respectively. Such amounts are not included in capital expenditures in our consolidated statements of cash flows.

Accounts Receivable - Accounts receivable represent valid claims against nonaffiliated customers for natural gas sold or services rendered, net of allowances for doubtful accounts. We assess the creditworthiness of our customers. Those customers who do not meet minimum standards may be required to provide security, including deposits and other forms of collateral, when appropriate and allowed by our tariffs. With approximately 2.2 million customers across three states, we are not exposed materially to a concentration of credit risk. We maintain an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, consideration of the current environment and other information. We recover natural gas costs related to accounts written off when they are deemed uncollectible through the purchased-gas cost adjustment mechanisms in each of our jurisdictions. At March 31, 2020 and December 31, 2019, our allowance for doubtful accounts was $8.8 million and $6.6 million, respectively.

Reclassification of Prior Year Presentation - Adjustments have been made to the consolidated statements of cash flows for the three months ended March 31, 2019, to separately disclose other investing receipts and expenditures for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations in the consolidated statements of income or previously reported cash flows from operating activities in the consolidated statements of cash flows.

Recently Issued Accounting Standards Update - In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, borrowings) necessitated by reference rate reform. It also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by reference rate reform. In the first quarter 2020, we adopted this new guidance effective for contracts modified between March 12, 2020 and December 31, 2022. Our revolving lines of credit under the ONE Gas Credit Agreement and the ONE Gas 364-day Credit Agreement utilize LIBOR as the reference rate. If modified, we may elect the optional practical expedients to account for the modifications prospectively. Our adoption did not result in a material impact to our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. ASU 2019-12 also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. This standard is effective for interim and annual periods in fiscal years beginning after December 15, 2020, and early adoption is permitted. We are currently assessing the timing and impacts of adopting this standard.

In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force).” Under this guidance, a company should defer implementation costs that it incurs if the company would capitalize those same costs under the internal-use software guidance for an arrangement that is a software license. The deferred implementation costs should be amortized over the term of the hosting arrangement, including any probable renewals. We are party to hosting arrangements identified as service contracts for various information systems used in our operations.  We adopted this new guidance using the prospective transition approach for implementation costs incurred in hosting arrangement service contracts beginning January 1, 2020. In certain jurisdictions, we have orders from our regulators allowing us to amortize deferred implementation costs for hosting arrangements entered into after January 1, 2020, over the life approved by our regulators for our internal-use software systems rather than the term of the hosting arrangement. The difference in amortization calculated between the term of the hosting arrangement and internal-use software life approved by our regulators is deferred as a regulatory asset and amortized over the remaining internal-use software life that exceeds the term of the hosting arrangement. Our adoption did not result in a material impact to our consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments,’’ which introduces new guidance to the accounting for credit losses on instruments within its scope, including trade receivables. We adopted this new guidance in the first quarter of 2020 using the modified retrospective method. Our financial assets within scope of this guidance primarily include our trade receivables from customers. Our policy for measuring our allowance for doubtful accounts is disclosed in the aforementioned policy for accounts receivable. We did not create any new accounting policies, nor did we modify any of our existing policies as a result of adopting this guidance. Our adoption did not result in a cumulative adjustment to our opening retained earnings or have a material impact to our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” as amended, (“Topic 842”) which prescribes recognizing lease assets and liabilities on the balance sheet and includes disclosure of key information about leasing arrangements. We adopted this new guidance effective January 1, 2019 and applied the modified retrospective approach to all existing leases. Upon adoption we recognized lease liabilities of approximately $32 million, with corresponding right-of-use assets of the same amount based on the present value of the remaining minimum rental payments for existing operating leases. Our adoption did not result in a material impact to our results of operations or cash flows. We utilized the practical expedients that allow us to: (1) not reassess expired or existing contracts to determine whether they are subject to lease accounting guidance, (2) not reconsider lease classification at transition, and (3) not evaluate previously capitalized initial direct costs under the revised requirements. We also utilized the practical expedients that allowed us to: (1) not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current lease guidance in ASC Topic 840 (“Topic 840”) and (2) use an additional transition method in which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We adopted an accounting policy that exempts leases with terms of less than one year from the recognition requirements of Topic 842 and disclose such leases in our interim and annual disclosures upon adoption. Our adoption did not result in a cumulative adjustment to our opening retained earnings or a material impact to our consolidated financial statements.

2.REVENUE

Accrued unbilled natural gas sales revenues at March 31, 2020 and December 31, 2019, were $71.6 million and $109.7 million, respectively, and are included in accounts receivable on our consolidated balance sheets.

The following table sets forth our revenues disaggregated by source for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
	(Thousands of dollars)
Natural gas sales to customers	$480,718	$621,492
Transportation revenues	33,757	35,028
Miscellaneous revenues	4,470	5,428
Total revenues from contracts with customers	518,945	661,948
Other revenues - natural gas sales related	6,547	(2,944)
Other revenues	2,676	1,996
Total other revenues	9,223	(948)
Total revenues	$528,168	$661,000

3.	REGULATORY ASSETS AND LIABILITIES

The tables below present a summary of regulatory assets and liabilities, net of amortization, for the periods indicated:

	March 31, 2020
	Current	Noncurrent	Total
	(Thousands of dollars)
Pension and postemployment benefit costs	$21,199	$363,467	$384,666
Reacquired debt costs	812	5,474	6,286
MGP remediation costs	98	9,685	9,783
Ad-valorem tax	3,593	—	3,593
Weather normalization	3,713	—	3,713
Other	10,393	2,060	12,453
Total regulatory assets, net of amortization	39,808	380,686	420,494
Federal income tax rate changes	(6,282)	(494,210)	(500,492)
Over-recovered purchased-gas costs	(27,367)	—	(27,367)
Total regulatory liabilities, net of amortization	(33,649)	(494,210)	(527,859)
Net regulatory assets and liabilities	$6,159	$(113,524)	$(107,365)

	December 31, 2019
	Current	Noncurrent	Total
	(Thousands of dollars)
Under-recovered purchased-gas costs	$17,172	$—	$17,172
Pension and postemployment benefit costs	21,213	373,266	394,479
Reacquired debt costs	812	5,677	6,489
MGP remediation costs	98	9,709	9,807
Ad-valorem tax	2,921	—	2,921
Other	5,224	2,384	7,608
Total regulatory assets, net of amortization	47,440	391,036	438,476
Federal income tax rate changes	(10,297)	(503,518)	(513,815)
Over-recovered purchased-gas costs	(27,623)	—	(27,623)
Weather normalization	(7,281)	—	(7,281)
Total regulatory liabilities	(45,201)	(503,518)	(548,719)
Net regulatory assets and liabilities	$2,239	$(112,482)	$(110,243)

Regulatory assets in our consolidated balance sheets, as authorized by various regulatory authorities, are probable of recovery. Base rates and certain riders are designed to provide a recovery of costs during the period such rates are in effect, but do not generally provide for a return on investment for amounts we have deferred as regulatory assets. All of our regulatory assets are subject to review by the respective regulatory authorities during future regulatory proceedings. We are not aware of any evidence that these costs will not be recoverable through either riders or base rates, and we believe that we will be able to recover such costs consistent with our historical recoveries.

Federal income tax rate changes represent the effect of the Tax Cuts and Jobs Act of 2017. In each state, we received accounting orders requiring us to establish a regulatory liability for the difference in taxes included in our rates that have been calculated based on a 35 percent federal corporate income tax rate and the new 21 percent federal corporate income tax rate effective in January 2018 and to refund the reduction in ADIT due to the remeasurement resulting from the change in the effective tax rate. This balance reflects the balance portion of the credit resulting from the 2018 Oklahoma Natural Gas PBRC that was accrued in 2018 and is being credited to customers over a 12-month period that began in August 2019. In addition, this balance reflects the remeasurement of our ADIT in 2017 as a result of the Tax Cuts and Jobs Act of 2017. Our customers began receiving credit for this liability as determined by our regulators in 2019. Our customers receive credit annually based upon an amortization period in compliance with the tax normalization rules for the portions of EDIT stipulated by the Code and varying periods of five to ten years for all other components of EDIT. Three service areas in Texas have authorized EDIT to be credited to customers annually. The timing of the return of EDIT to customers in our remaining three service areas in Texas will be determined as we work with our regulators. Income tax expense for the first quarter 2020 and 2019 reflects credits of $6.9 million and $6.7 million, respectively, for the amortization of the regulatory liability associated with EDIT that was returned to customers.

In April 2020, Kansas Gas Service filed an application with the KCC for an AAO to accumulate and defer certain incremental costs incurred, including increased bad debt expenses and lost revenues, as well as associated carrying costs related to COVID-19 beginning March 1, 2020 for recovery in Kansas Gas Service’s next rate case filing. In April 2020, the Public Utility Division of the OCC is expected to file an application to allow all utilities in Oklahoma to defer, as a regulatory asset, incremental expenses, including increased bad debt expenses and/or impacts to revenue that are outside the utility’s control or a direct result of the utility’s COVID-19 response, beginning March 13, 2020. We expect regulatory action on the proposed applications in Kansas and Oklahoma in the second quarter 2020. In April 2020, the RRC issued an order authorizing utilities to use an accounting mechanism and a subsequent process through which Texas Gas Service may seek future recovery of incremental expenses resulting from the effects of COVID-19, including bad debt and associated credit and collections costs, and other reasonable and necessary incremental costs to address the impact of COVID-19.

4.	CREDIT FACILITY AND SHORT-TERM NOTES PAYABLE

We have a commercial paper program under which we may issue unsecured commercial paper up to a maximum amount of $700 million to fund short-term borrowing needs. The maturities of the commercial paper notes vary but may not exceed 270 days from the date of issue. The commercial paper notes are generally sold at par less a discount representing an interest factor. At March 31, 2020, we had $474.7 million of commercial paper outstanding.

The ONE Gas Credit Agreement is a $700 million revolving unsecured credit facility and includes a $20 million letter of credit subfacility and a $60 million swingline subfacility. We can request an increase in commitments of up to an additional $500 million upon satisfaction of customary conditions, including receipt of commitments from either new lenders or increased commitments from existing lenders. In October 2019, we exercised a one-year extension of the ONE Gas Credit Agreement and amended the agreement to provide that we may extend the maturity date by one year, subject to the lenders’ consent, two additional times. The ONE Gas Credit Agreement expires in October 2024, and is available to provide liquidity for working capital, capital expenditures, acquisitions and mergers, the issuance of letters of credit and for other general corporate purposes.

The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. At March 31, 2020, our total debt-to-capital ratio was 45 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement.

At March 31, 2020, we had $1.2 million in letters of credit issued and no borrowings under the ONE Gas Credit Agreement, with $698.8 million of remaining credit, which is available to repay any of our commercial paper borrowings.

In April 2020, we entered into the ONE Gas 364-day Credit Agreement. The ONE Gas 364-day Credit Agreement is a $250 million revolving unsecured credit facility containing various customary conditions to borrowing and affirmative, negative and financial ratio maintenance covenants, all of which are substantially the same as those of the ONE Gas Credit Agreement. The ONE Gas 364-day Credit Agreement also contains provisions for an applicable margin rate and a quarterly facility fee, both of which adjust with changes in our credit rating.  Based on our current credit ratings, borrowings, if any, will accrue interest at LIBOR plus 115 basis points, and the quarterly facility fee is 10 basis points. In the event LIBOR is not available, and such circumstances are unlikely to be temporary, our lenders may establish an alternative interest rate for the impacted loans by replacing LIBOR with one or more secured overnight financing-based rates or another alternate benchmark rate. We have not borrowed on the ONE Gas 364-day Credit Agreement.

5.	LONG-TERM DEBT

Our long-term debt includes $300 million of 3.61 percent senior notes due in 2024, $600 million of 4.658 percent senior notes due 2044, and $400 million of 4.5 percent senior notes due 2048. The indenture governing our Senior Notes includes an event of default upon the acceleration of other indebtedness of $100 million or more. Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding Senior Notes to declare those Senior Notes immediately due and payable in full.

6.	LEASES

In March 2020, we reassessed certain operating leases for office facilities which were extended or modified. At March 31, 2020, we recorded increases of $9.0 million and $9.4 million to our right-of-use assets and operating lease liabilities, respectively. Our right-of-use assets and operating lease liabilities are reported within our other assets, and our other current liabilities and other liabilities, respectively, in our consolidated balance sheets.

7.	EQUITY

At-the-Market Equity Program - In February 2020, we initiated an at-the-market equity program by entering into an equity distribution agreement under which we may issue and sell shares of our common stock with an aggregate offering price up to $250 million (including any shares of common stock that may be sold pursuant to the master forward sale confirmation entered into in connection with the equity distribution agreement and the related supplemental confirmations). The program allows us to offer and sell our common stock at prices we deem appropriate. Sales of common stock are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. As of March 31, 2020, we had not issued and sold any shares and had $250 million of equity available for issuance under the program.

Dividends Declared - In April 2020, we declared a dividend of $0.54 per share ($2.16 per share on an annualized basis) for shareholders of record as of May 13, 2020, payable on June 1, 2020.

8.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the effect of reclassifications from accumulated other comprehensive loss in our consolidated statements of income for the periods indicated:

	Three Months Ended		Affected Line Item in the
Details About Accumulated Other	March 31,		Consolidated Statements
Comprehensive Loss Components	2020	2019	of Income
	(Thousands of dollars)
Pension and other postemployment benefit plan obligations (a)
Amortization of net loss	$10,623	$8,821
Amortization of unrecognized prior service credit	(29)	(168)
	10,594	8,653
Reclassification of stranded tax effects (b)	—	(1,218)
Regulatory adjustments (c)	(10,296)	(7,222)
	298	213	Income before income taxes
	(74)	(53)	Income tax expense
Total reclassifications for the period	$224	$160	Net income
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

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Three Months Ended March 31, 2020
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$91,677	53,007	$1.73
Diluted EPS Calculation
Effect of dilutive securities	—	261
Net income available for common stock and common stock equivalents	$91,677	53,268	$1.72

	Three Months Ended March 31, 2019
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$93,660	52,825	$1.77
Diluted EPS Calculation
Effect of dilutive securities	—	381
Net income available for common stock and common stock equivalents	$93,660	53,206	$1.76

10.	EMPLOYEE BENEFIT PLANS

The following tables set forth the components of net periodic benefit cost for our pension and other postemployment benefit plans for the periods indicated:

	Pension Benefits
	Three Months Ended
	March 31,
	2020	2019
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$3,217	$3,008
Interest cost	8,545	10,168
Expected return on assets	(15,280)	(15,485)
Amortization of net loss	10,580	8,260
Net periodic benefit cost	$7,062	$5,951

	Other Postemployment Benefits
	Three Months Ended
	March 31,
	2020	2019
	(Thousands of dollars)
Components of net periodic benefit cost (credit)
Service cost	$423	$434
Interest cost	1,889	2,329
Expected return on assets	(3,867)	(3,147)
Amortization of unrecognized prior service credit	(29)	(168)
Amortization of net loss	43	561
Net periodic benefit cost (credit)	$(1,541)	$9

We recover qualified pension benefit plan and other postemployment benefit plan costs through rates charged to our customers. Certain regulatory authorities require that the recovery of these costs be based on specific guidelines. The difference between these regulatory-based amounts and the periodic benefit cost calculated pursuant to GAAP is deferred as a regulatory asset or liability and amortized to expense over periods in which this difference will be recovered in rates, as authorized by the applicable regulatory authorities. Regulatory deferrals related to net periodic benefit cost were not material for the three months ended March 31, 2020 and 2019.

We continue to capitalize all eligible service cost and non-service cost components under the accounting requirements of ASC Topic 980 (Regulated Operations) for rate-regulated entities. Our consolidated balance sheets reflect the capitalized non-service cost components as a regulatory asset. We have recognized a regulatory asset of $5.4 million and $4.7 million as of March 31, 2020 and December 31, 2019, respectively. See Note 3 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information.

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

As of March 31, 2020, we have no uncertain tax positions. Changes in tax laws or tax rates are recognized in the financial reporting period that includes the enactment date. We are no longer subject to income tax examination for years prior to 2017.

12.	OTHER INCOME AND OTHER EXPENSE

The following table sets forth the components of other income and other expense for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
	(Thousands of dollars)
Net periodic benefit cost other than service cost	$(1,123)	$(1,599)
Earnings (losses) on investments associated with nonqualified employee benefit plans	(4,259)	2,441
Other, net	(406)	(413)
Total other income (expense), net	$(5,788)	$429

13.	COMMITMENTS AND CONTINGENCIES

COVID-19 - We are providing essential services during the COVID-19 pandemic. We have implemented a comprehensive set of policies, procedures and guidelines to protect the safety of our employees, customers and communities, while continuing to provide natural gas service to our customers. We have suspended disconnects for nonpayment by our customers through May 15, 2020, based on orders or requests from our various regulators. Going forward, we expect a reduction in revenues from customers temporarily or permanently impacted by the pandemic, as well as incremental expenses for bad debts, personal protective equipment, cleaning supplies, outside services and other expenses. Management has also taken steps to reduce expenses that will partially mitigate the financial effects of COVID-19. We have received or expect to receive accounting orders in each of our jurisdictions authorizing us to accumulate and defer certain incremental costs incurred, including bad debt expenses, and certain lost revenues associated with COVID-19. Amounts expected to be deferred for later recovery under the accounting orders must be probable of recovery. Accordingly, there could be a delay in the recognition of amounts that may be approved for recovery until the conclusion of future regulatory proceedings.

Environmental Matters - We are subject to multiple historical, wildlife preservation and environmental laws and/or regulations, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, hazardous materials transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits or the discovery of presently unknown environmental conditions may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three months ended March 31, 2020 and 2019.

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

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three months ended March 31, 2020 and 2019. Environmental issues may exist with respect to MGP sites that are unknown to us. Accordingly, future costs are dependent on the final determination and regulatory approval of any remedial actions, the complexity of the site, level of remediation required, changing technology and governmental regulations, and to the extent not recovered by insurance or recoverable in rates from our customers, could be material to our financial condition, results of operations or cash flows.

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

In April 2016, PHMSA published a NPRM, the Safety of Gas Transmission & Gathering Lines Rule, in the Federal Register to revise pipeline safety regulations applicable to the safety of onshore natural gas transmission and gathering pipelines. Proposals include changes to pipeline integrity-management requirements and other safety-related requirements. The NPRM comment period ended July 7, 2016, and comments are under review by PHMSA. As part of the comment review process, PHMSA is being advised by the Technical Pipeline Safety Standards Committee, informally known by PHMSA as the GPAC, a statutorily mandated advisory committee that advises PHMSA on proposed safety policies for natural gas pipelines.  The GPAC reviews PHMSA's proposed regulatory initiatives to assure the technical feasibility, reasonableness, cost-effectiveness and practicality of each proposal. The GPAC has met six times since January 2017 to review public comments and make recommendations to PHMSA. The GPAC completed their review of the NPRM on March 28, 2018, except for gas gathering pipelines. The GPAC met in June 2019 on gathering pipelines. In addition to reviewing public and committee comments, PHMSA announced they will split this NPRM into three separate final rulemakings:

•
the first final rule addresses the legislative mandates from the Pipeline Safety, Regulatory Certainty and Jobs Creation Act and will be called the Safety of Gas Transmission Pipelines: MAOP Reconfirmation, Expansion of Assessment Requirements, and Other Related Amendments;

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

On October 1, 2019, PHMSA published the first of the three final rulemakings referenced above, which addresses the 2011 congressional mandates. This final rule expands integrity management principles beyond HCAs and requires operators to collect traceable, verifiable and complete records moving forward, retain existing and new records for the life of the pipeline, and reconfirm pipeline MAOP in populated areas. The final rule also outlines methods for reconfirming a pipeline’s MAOP within 15 years. The first final rule becomes effective July 1, 2020. The potential capital and operating expenditures associated with compliance with the first final rulemaking are under review but are not expected to be material.

PHMSA has indicated it now expects the second pending rulemaking to be issued as a final rule during 2020. The potential capital and operating expenditures associated with compliance with these pending rulemakings are currently being evaluated and could be significant depending on the final regulations.

Legal Proceedings - We are a party to various litigation matters and claims that have arisen in the normal course of our operations. While the results of litigation and claims cannot be predicted with certainty, we believe the reasonably possible losses from such matters, individually and in the aggregate, are not material. Additionally, we believe the probable outcome of such matters will not have a material adverse effect on our results of operations, financial position or cash flows.

14.	DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Accounting Treatment - We record all derivative instruments at fair value, except for normal purchases and normal sales that are expected to result in physical delivery. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it, or if regulatory rulings require a different accounting treatment.

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

Derivative Instruments - At March 31, 2020, we had no purchased natural gas call options. At December 31, 2019, we held purchased natural gas call options for the heating season ended March 2020, with total notional amounts of 14.3 Bcf, for which we paid premiums of $4.4 million, and which had a fair value of $0.3 million. The premiums paid and any cash settlements received are recorded as part of our unrecovered purchased-gas costs in current regulatory assets as these contracts are included in, and recoverable through, the purchased-gas cost adjustment mechanisms. Additionally, changes in fair value associated with these contracts are deferred as part of our unrecovered purchased-gas costs in our consolidated balance sheets. Our natural gas call options are classified as Level 1, as fair value amounts are based on unadjusted quoted prices in active markets including NYMEX-settled prices. There were no transfers between levels for the periods presented.

Other Financial Instruments - The approximate fair value of cash and cash equivalents, accounts receivable and accounts payable is equal to book value, due to the short-term nature of these items. Our cash and cash equivalents are comprised of bank and money market accounts and are classified as Level 1. At March 31, 2020 and December 31, 2019, our other current and noncurrent assets include $2.3 million and $2.6 million of corporate bonds, respectively, and $3.0 million of United States treasury notes at both March 31, 2020 and December 31, 2019. The fair value of corporate bonds and United States treasury notes approximate our carrying value, and are classified as Level 2 and Level 1, respectively.

Short-term notes payable and commercial paper are due upon demand and, therefore, the carrying amounts approximate fair value and are classified as Level 1. The book value of our long-term debt, including current maturities, was $1.3 billion at both March 31, 2020 and December 31, 2019. The estimated fair value of our long-term debt, including current maturities, was $1.5 billion at both March 31, 2020 and December 31, 2019. The estimated fair value of our long-term debt at March 31, 2020 and December 31, 2019, was determined using quoted market prices, and is classified as Level 2.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the Notes to Consolidated Financial Statements in this Quarterly Report, as well as our Annual Report.  Due to the seasonal nature of our business, the results of operations for the three months ended March 31, 2020, are not necessarily indicative of the results that may be expected for a 12-month period.

RECENT DEVELOPMENTS

COVID-19 - We are providing essential services during the COVID-19 pandemic. We have implemented a comprehensive set of policies, procedures and guidelines to protect the safety of our employees, customers and communities, while continuing to provide natural gas service to our customers. We continue to closely monitor developments related to the pandemic and will adjust our actions and operations as appropriate. The following summarizes actions we have taken and the impact on our operations:

Workforce
Following the guidance of the CDC, OSHA and third-party subject matter experts we have engaged, we have established a number of protocols to protect our employees. For all employees, we are encouraging social distancing, proper hygiene and the use of masks when social distancing is not practicable. Employees who may be exhibiting symptoms or who may have been exposed to COVID-19 are required to contact a third-party medical consultant engaged by the Company who follows protocols specifically developed for COVID-19 to determine whether the employee should seek medical attention, self-isolate or can safely return to work.

Our business continuity planning and investments in information technology enabled an orderly transition to remote work for approximately 49 percent of our employees. For those employees who continue to report to our offices and service centers, the reduced number of employees working in these locations provides space for social distancing. We are also implementing health screenings, which include temperature checks, at certain of our facilities and routinely deep-clean high-touch surfaces in common areas. For employees who continue to interact with customers, we are providing additional personal protective equipment in accordance with CDC and OSHA guidelines.

In addition, we have implemented a Paid Pandemic Leave Policy, increased medical benefits for COVID-19 testing and are reminding employees of our plans and programs for their physical and mental health and well-being.

Customers
For customers requesting service orders, we have implemented protocols to determine whether someone in the home has been exposed to COVID-19. Employees entering homes are provided appropriate personal protective equipment in accordance with CDC and OSHA guidelines to protect themselves and our customers. Customers are also asked to provide for social distancing while our employees are in the customer’s home.

We have suspended disconnects for nonpayment by our customers through May 15, 2020, based on orders or requests from our various regulators. Customers who are finding it difficult to pay their bills are being encouraged to contact us so we can work with them to establish alternative payment arrangements and advise them of public-assistance programs that may be available.

Operations
Although we have experienced employee absences due to our protocols for self-isolation of employees who may be exhibiting symptoms or who may have been exposed to the COVID-19 virus, we have continued, and expect to continue, to execute our work in the field, including our capital work for system integrity, pipeline replacements and extending service to new customers.  Our work going forward could be impacted if we do not have access to the personal protective equipment needed to keep our employees and customers safe or experience a significant increase in employee absences.

Supply Chain
We are actively managing the materials, supplies and contract services necessary for our operations. We utilize a diverse group of suppliers and contractors and are in frequent contact with our vendors to understand their ability to continue to provide the materials, supplies and services we require. To date, we have not experienced significant disruption to our supply chain and have no indication of significant disruptions in the future.

Our natural gas supply portfolio consists of contracts with varying terms from a diverse group of suppliers. We acquire our natural gas supply from natural gas processors, marketers and producers from multiple production areas and lease capacity from third-party natural gas storage providers. This strategy is designed to mitigate the impact on our supply from physical interruption, financial difficulties of a single supplier, natural disasters and other unforeseen force majeure events, as well as to ensure these resources are reliable and flexible to meet the variations of customer demands.

To date, we have not experienced disruption to our natural gas supply and we do not anticipate significant disruption in the future.

Regulatory
We are in regular communication with our regulators to keep them apprised of the effects COVID-19 is having on the service we provide. We have received or expect to receive accounting orders in each of our jurisdictions authorizing us to accumulate and defer certain incremental costs incurred, including bad debt expenses, and certain lost revenues associated with COVID-19.

At March 31, 2020, we had ongoing rate proceedings and filings in Oklahoma and certain jurisdictions in Texas. These proceedings continue to progress while our employees and the employees of our regulators work remotely. To the extent the effects of COVID-19 result in the inability to conduct business before our regulators, the timing of resolution and ultimately when new rates will be approved and implemented could be impacted.

Liquidity
At March 31, 2020, we had short-term liquidity available through our commercial paper program, credit facility and cash on hand totaling $235.2 million. In April 2020, we entered into the ONE Gas 364-day Credit Agreement which provides an additional $250 million of liquidity.

Further, our investment-grade credit ratings and strong balance sheet provide us access to the financial markets for the issuance of long-term debt and equity. We believe our sources of liquidity are adequate to support our current and planned level of operations.

Our revenues, expenses and cash flows were not materially impacted by COVID-19 in the quarter ended March 31, 2020. We did not identify any impairment indicators for our goodwill, nor did our analysis reflect our reporting unit to be at risk of impairment at March 31, 2020. Going forward, we expect a reduction in revenues from customers temporarily or permanently impacted by the pandemic, as well as incremental expenses for bad debts, personal protective equipment, cleaning supplies, outside services and other expenses. Management has also taken steps to reduce expenses that will partially mitigate the financial effects of COVID-19. We have received or expect to receive accounting orders in each state that will allow us to seek recovery in future proceedings of incremental expenses and certain lost revenues associated with COVID-19 and mitigate the impact on future earnings. For financial reporting purposes, amounts expected to be deferred for later recovery under the accounting orders must be probable of recovery. Accordingly, there could be a delay in the recognition of amounts that may be approved for recovery until the conclusion of future regulatory proceedings.

See “Regulatory Activities,” “Capital Expenditures and Asset Removal Costs,” “Liquidity and Capital Resources,” Note 3 and Note 13 of the Notes to Consolidated Financial Statements and Part II, Item 1A, “Risk Factors” in this Quarterly Report for additional discussion.

Dividend - In April 2020, we declared a dividend of $0.54 per share ($2.16 per share on an annualized basis) for shareholders of record as of May 13, 2020, payable on June 1, 2020.

At-the-Market Equity Program - In February 2020, we initiated a $250 million at-the-market equity program. Proceeds from the program are available for general corporate purposes, which may include repaying or refinancing a portion of our outstanding indebtedness and funding working capital and capital expenditures. See “Liquidity and Capital Resources” in this Quarterly Report for additional discussion.

REGULATORY ACTIVITIES

Oklahoma - In April 2020, the Public Utility Division of the OCC is expected to file an application to allow all utilities in Oklahoma to defer, as a regulatory asset, incremental expenses, including increased bad debt expenses and/or impacts to revenue that are outside the utility’s control or a direct result of the utility’s COVID-19 response, beginning March 13, 2020. We expect regulatory action on the proposed application in the second quarter 2020.

In February 2020, Oklahoma Natural Gas filed its fourth annual PBRC application following the general rate case that was approved in January 2016. The filing includes a requested base rate increase of $11.8 million and a $12.2 million credit associated with EDIT. If approved, new rates are expected to become effective in the third quarter of 2020 and we expect to credit EDIT to our customers in the first quarter 2021.

In March 2019, Oklahoma Natural Gas filed its third annual PBRC application following the general rate case that was approved in January 2016. This filing was made in compliance with the January 2019 OCC order settling tax issues resulting from the Tax Cuts and Jobs Act of 2017. A settlement was reached, and the OCC approved a joint stipulation in August 2019. This stipulation includes a PBRC credit of $15.6 million to be spread over a 12-month period through a bill credit to Oklahoma customers beginning in the third quarter 2019 and a credit of $12.7 million associated with EDIT.

In March 2018, Oklahoma Natural Gas filed its second annual PBRC application following the general rate case that was approved in January 2016. This filing was based on a calendar test year of 2017 and addressed the tax issues resulting from the Tax Cuts and Job Act of 2017. In January 2019, the OCC issued an order requiring Oklahoma Natural Gas to lower base rates by $11.3 million beginning February 2019 to reflect the lower federal corporate income tax rate and the authorized ROE of 9.5 percent prospectively and to credit customers for EDIT based upon an amortization period in compliance with the tax normalization rules for the portions of EDIT stipulated by the Code and ten years for all other components. This order also required the March 15, 2019 PBRC filing to include the return of all earnings above 9.5 percent occurring in the 2018 test year.

As required, PBRC filings are made annually on or before March 15, until the next general rate case, which is currently required to be filed on or before June 30, 2021, based on a calendar 2020 test year.

Kansas - In April 2020, Kansas Gas Service filed an application with the KCC for an AAO to accumulate and defer certain incremental costs incurred, including bad debt expenses and lost revenues, as well as associated carrying costs, related to COVID-19 beginning March 1, 2020, for recovery in Kansas Gas Service’s next rate case filing. We expect regulatory action on the proposed application in the second quarter 2020.

In August 2019, Kansas Gas Service submitted an application to the KCC requesting an increase of approximately $4.2 million related to its GSRS. In November 2019, the KCC approved the increase effective December 2019.

In November 2018, Kansas Gas Service submitted an application to the KCC requesting approval of its contract to own, operate and maintain the natural gas distribution system at Fort Riley, a United States Army installation, for approximately $5.8 million. The KCC approved the Company’s application in May 2019 and Kansas Gas Service and Fort Riley began preparing for the transition.  In the first quarter 2020, in direct response to the COVID-19 pandemic, Kansas Gas Service entered into an agreement with the U.S. government to stay the transition period and contract performance until the concerns surrounding the COVID-19 pandemic are resolved.  The duration of the stay will impact the timing of the asset acquisition.

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

Texas - In April 2020, the RRC issued an order authorizing utilities to use an accounting mechanism and a subsequent process through which Texas Gas Service may seek future recovery of incremental expenses resulting from the effects of COVID-19, including bad debt and associated credit and collections costs, and other reasonable and necessary incremental costs to address the impact of COVID-19.

West Texas Service Area - In March 2020, Texas Gas Service made GRIP filings for all customers in the West Texas service area, requesting an increase of $4.7 million to be effective in the third quarter of 2020.

In March 2019, Texas Gas Service made GRIP filings for all customers in the West Texas service area. In June 2019, the RRC and the cities in the West Texas service area agreed to an increase of $4.1 million, and new rates became effective in July 2019.

Central Texas Service Area - In 2019, Texas Gas Service filed a rate case for all customers in the Central Texas and Gulf Coast service areas, seeking a rate increase of $15.6 million and a $1.3 million credit to customers associated with EDIT, and requesting to consolidate the two service areas into one. If approved, new rates are expected to become effective in the third quarter of 2020.

In March 2019, Texas Gas Service made GRIP filings for all customers in the Central Texas service area. In June 2019, the RRC and the cities in the Central Texas service area agreed to an increase of $5.5 million, and new rates became effective in June 2019.

Other Texas Service Areas - In the normal course of business, Texas Gas Service has filed rate cases and sought GRIP and COSA increases in various other Texas jurisdictions to address investments in rate base and changes in expenses. No annual rate increases associated with these filings were approved for the three months ended March 31, 2020. Annual rate increases associated with these filings that were approved totaled $1.9 million for the year ended December 31, 2019.

Three service areas in Texas have authorized EDIT to be credited to customers annually. The timing of the return of EDIT to customers in our remaining three service areas in Texas will be determined as we work with our regulators.

FINANCIAL RESULTS AND OPERATING INFORMATION

We operate in one reportable business segment: regulated public utilities that deliver natural gas to residential, commercial and transportation customers. The accounting policies for our segment are the same as described in Note 1 of our Notes to Consolidated Financial Statements in our Annual Report. We evaluate our financial performance principally on net income.

Selected Financial Results - For the three months ended March 31, 2020, net income was $91.7 million, or $1.72 per diluted share, compared with $93.7 million, or $1.76 per diluted share, in the same period last year.

The following table sets forth certain selected financial results for our operations for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2020 vs. 2019
Financial Results	2020	2019	Increase (Decrease)
	(Millions of dollars, except percentages)
Natural gas sales	$486.8	$618.6	$(131.8)	(21)%
Transportation revenues	34.2	35.0	(0.8)	(2)%
Other revenues	7.2	7.4	(0.2)	(3)%
Total revenues	528.2	661.0	(132.8)	(20)%
Cost of natural gas	226.1	365.1	(139.0)	(38)%
Net margin	302.1	295.9	6.2	2%
Operating costs	121.4	124.5	(3.1)	(2)%
Depreciation and amortization	47.5	43.8	3.7	8%
Operating income	$133.2	$127.6	$5.6	4%
Capital expenditures and asset removal costs	$123.4	$94.4	$29.0	31%

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

The following table sets forth a reconciliation of net margin to the most directly comparable GAAP measure for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2020 vs. 2019
Non-GAAP Reconciliation	2020	2019	Increase (Decrease)
	(Millions of dollars, except percentages)
Total revenues	$528.2	$661.0	$(132.8)	(20)%
Cost of natural gas	226.1	365.1	(139.0)	(38)%
Net margin	$302.1	$295.9	$6.2	2%

The following table sets forth our net margin by type of customer for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2020 vs. 2019
Net Margin	2020	2019	Increase (Decrease)
Natural gas sales	(Millions of dollars, except percentages)
Residential	$215.6	$208.7	$6.9	3%
Commercial and industrial	42.4	42.1	0.3	1%
Other	2.7	2.7	—	—%
Net margin on natural gas sales	260.7	253.5	7.2	3%
Transportation revenues	34.2	35.0	(0.8)	(2)%
Other revenues	7.2	7.4	(0.2)	(3)%
Net margin	$302.1	$295.9	$6.2	2%

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

	Three Months Ended		Three Months
	March 31,		2020 vs. 2019
Net Margin on Natural Gas Sales	2020	2019	Increase (Decrease)
Net margin on natural gas sales	(Millions of dollars, except percentages)
Fixed margin	$149.6	$142.2	$7.4	5%
Variable margin	111.1	111.3	(0.2)	—%
Net margin on natural gas sales	$260.7	$253.5	$7.2	3%

Net margin increased $6.2 million for the three months ended March 31, 2020, compared with the same period last year, due primarily to the following:

•	an increase of $7.9 million from new rates primarily in Kansas and Texas;

•	an increase of $2.5 million in residential sales due primarily to net customer growth; and

•	an increase of $0.9 million in rider and surcharge recoveries due to a higher ad-valorem surcharge in Kansas; offset by

•
a decrease of $3.9 million due to lower sales volumes, net of weather normalization, primarily in Kansas and Oklahoma from warmer weather in 2020 compared with the same period in 2019. For the three months ended March 31, 2020, heating degree days in Kansas and Oklahoma were 19% and 21% lower, respectively, compared with the same period in 2019; and

•	a decrease of $1.1 million due to lower transport volumes in Kansas.

Operating costs decreased $3.1 million for the three months ended March 31, 2020, compared with the same period last year, due primarily to the following:

•	a decrease of $2.0 million in legal-related costs; and

•
a decrease of $1.6 million in employee-related costs, which reflects a decrease of $4.3 million in the expense associated with the change in the value of the liabilities for nonqualified employee benefit plans and a $1.2 million increase in labor costs; offset by

•	an increase of $0.8 million in bad debt expense.

Depreciation and amortization expense increased $3.7 million for the three months ended March 31, 2020, compared with the same period last year, due primarily to an increase in depreciation from our capital expenditures being placed in service, higher depreciation rates in Kansas and an increase in amortization of the ad-valorem surcharge rider in Kansas.

Other Factors Affecting Net Income - Other factors that affect net income for the three months ended March 31, 2020, compared with the same period last year, include other expenses and income tax expense as follows:

•	an increase of $6.2 million in other expense, net, due primarily to a $6.7 million decrease in the value of investments associated with nonqualified employee benefit plans; and

•
an increase of $1.4 million in income tax expense due primarily to an increase in the effective tax rate to 25.5 percent in the current period, compared with a 24.5 percent in the same period last year.

EDIT - The treatment of EDIT by our regulators is not expected to have a material impact on earnings, as any reduction or credit in rates is offset by a reduction in income tax expense. During the quarters ended March 31, 2020 and March 31, 2019, we credited income tax expense $6.9 million and $6.7 million, respectively, for the amortization of the regulatory liability associated with EDIT that was returned to customers. See “Liquidity and Capital Resources” and Note 3 of the Notes to Consolidated Financial Statements for additional discussion of the Tax Cuts and Jobs Act of 2017.

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

Capital expenditures and asset removal costs increased $29.0 million for the three months ended March 31, 2020, compared with the same period last year, due primarily to increased system integrity activities and extending service to new areas. Our capital expenditures and asset removal costs are expected to be approximately $475.0 million for 2020, although the amount and timing of these expenditures could be impacted by the COVID-19 pandemic. While we have not experienced a significant impact to our capital expenditures program in the three months ended March 31, 2020, our 2020 capital expenditures could experience a delay if conditions associated with COVID-19 worsen, impacting our supply chain for materials and supplies or forcing us to suspend or curtail certain business operations for an indefinite period.

Selected Operating Information - The following tables set forth certain selected operating information for the periods indicated:

	Three Months Ended								Variances
	March 31,								2020 vs. 2019
(in thousands)	2020				2019				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	814	591	638	2,043	808	591	628	2,027	6	—	10	16
Commercial and industrial	76	51	36	163	76	50	36	162	—	1	—	1
Other	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	6	1	12	5	6	1	12	—	—	—	—
Total customers	895	648	678	2,221	889	647	668	2,204	6	1	10	17

The following table reflects the total volumes delivered, excluding the effects of weather normalization mechanisms on sales volumes.

	Three Months Ended
	March 31,
Volumes (MMcf)	2020	2019
Natural gas sales
Residential	55,244	65,697
Commercial and industrial	16,312	19,272
Other	1,017	1,143
Total sales volumes delivered	72,573	86,112
Transportation	65,413	65,585
Total volumes delivered	137,986	151,697

Total sales volumes delivered decreased for the three months ended March 31, 2020, compared with the same period last year, due primarily to warmer weather in the first quarter 2020. The impact of weather on residential and commercial net margin is mitigated by weather normalization mechanisms in all jurisdictions.

The following table sets forth the HDD’s by state for the periods indicated:

	Three Months Ended
	March 31,
	2020		2019		2020 vs. 2019	2020	2019
Heating Degree Days	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	1,636	1,775	2,077	1,775	(21)%	92%	117%
Kansas	2,222	2,461	2,751	2,528	(19)%	90%	109%
Texas	856	1,010	1,003	1,006	(15)%	85%	100%

Normal HDDs are established through rate proceedings in each of our rate jurisdictions for use primarily in weather normalization billing calculations. See further discussion on weather normalization in our Regulatory Overview section in Part 1, Item 1, “Business,” of our Annual Report. Normal HDDs disclosed above are based on:

•	Oklahoma - For years 2016-2020, 10-year weighted average HDDs as of December 31, 2014, as calculated using 11 weather stations across Oklahoma and weighted on average customer count.

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

Actual HDDs are based on the quarter-to-date weighted average of:

•	11 weather stations and customers by month for Oklahoma;

•	3 weather stations and customers by month for Kansas; and

•	9 weather stations and natural gas distribution sales volumes by service area for Texas.

CONTINGENCIES

We are a party to various litigation matters and claims that have arisen in the normal course of our operations. While the results of litigation and claims cannot be predicted with certainty, we believe the reasonably possible losses from such matters, individually and in the aggregate, are not material. Additionally, we believe the probable outcome of such matters will not have a material adverse effect on our results of operations, financial position or cash flows.

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

COVID-19 - See “Recent Developments - COVID-19” for additional discussion of the impact of COVID-19 on our liquidity. We continue to access the commercial paper market and have not observed any significant disruptions in the debt capital markets for issuers with similar credit ratings to ours, except for periods of widening spreads over the treasury rate for long-term debt issuances. We believe our commercial paper program, revolving credit agreements and our ability to access the financial markets for debt and equity provide adequate liquidity to support our operations and capital expenditure program.

Short-term Financing - We have a commercial paper program under which we may issue unsecured commercial paper up to a maximum amount of $700 million to fund short-term borrowing needs. The maturities of the commercial paper notes vary but may not exceed 270 days from the date of issue. The commercial paper notes are generally sold at par less a discount representing an interest factor. At March 31, 2020, we had $474.7 million of commercial paper outstanding.

The ONE Gas Credit Agreement is a $700 million revolving unsecured credit facility and includes a $20 million letter of credit subfacility and a $60 million swingline subfacility. We can request an increase in commitments of up to an additional $500 million upon satisfaction of customary conditions, including receipt of commitments from either new lenders or increased commitments from existing lenders. In October 2019, we exercised a one-year extension of the ONE Gas Credit Agreement and amended the agreement to provide that we may extend the maturity date by one year, subject to the lenders’ consent, two additional times. The ONE Gas Credit Agreement expires in October 2024, and is available to provide liquidity for working capital, capital expenditures, acquisitions and mergers, the issuance of letters of credit and for other general corporate purposes.

The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. At March 31, 2020, our total debt-to-capital ratio was 45 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement.

We may reduce the unutilized portion of the ONE Gas Credit Agreement in whole or in part without premium or penalty. The ONE Gas Credit Agreement contains customary events of default. Upon the occurrence of certain events of default, the obligations under the ONE Gas Credit Agreement may be accelerated and the commitments may be terminated.

At March 31, 2020, we had $1.2 million in letters of credit issued and no borrowings under the ONE Gas Credit Agreement, with $698.8 million of remaining credit, which is available to repay any of our commercial paper borrowings.

In April 2020, we entered into the ONE Gas 364-day Credit Agreement. The ONE Gas 364-day Credit Agreement is a $250 million revolving unsecured credit facility containing various customary conditions to borrowing and affirmative, negative and financial ratio maintenance covenants, all of which are substantially the same as those of the ONE Gas Credit Agreement. The ONE Gas 364-day Credit Agreement also contains provisions for an applicable margin rate and a quarterly facility fee, both of which adjust with changes in our credit rating.  Based on our current credit ratings, borrowings, if any, will accrue interest at LIBOR plus 115 basis points, and the quarterly facility fee is 10 basis points. In the event LIBOR is not available, and such circumstances are unlikely to be temporary, our lenders may establish an alternative interest rate for the impacted loans by replacing LIBOR with one or more secured overnight financing-based rates or another alternate benchmark rate. We have not drawn on the ONE Gas 364-day Credit Agreement.

Long-Term Debt - The indenture governing our Senior Notes includes an event of default upon the acceleration of other indebtedness of $100 million or more. Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding Senior Notes to declare those Senior Notes immediately due and payable in full.

At March 31, 2020, our long-term debt-to-capital ratio was 37 percent.

Credit Ratings - Our credit ratings as of March 31, 2020, were:

Rating Agency	Rating	Outlook
Moody’s	A2	Stable
S&P	A	Stable

Our commercial paper is rated Prime-1 by Moody’s and A-1 by S&P. We intend to maintain strong credit metrics while we pursue a balanced approach to capital investment and a return of capital to shareholders via a dividend that we believe will be competitive with our peer group.

At-the-Market Equity Program - In February 2020, we initiated an at-the-market equity program by entering into an equity distribution agreement under which we may issue and sell shares of our common stock with an aggregate offering price up to $250 million (including any shares of common stock that may be sold pursuant to the master forward sale confirmation entered into in connection with the equity distribution agreement and the related supplemental confirmations). The program allows us to offer and sell our common stock at prices we deem appropriate. Sales of common stock are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. As of March 31, 2020, we had not issued and sold any shares and had $250 million of equity available for issuance under the program. Proceeds from the program are available for general corporate purposes, which may include repaying or refinancing a portion of our outstanding indebtedness and funding working capital and capital expenditures.

Tax Reform - We have addressed the regulatory liability for EDIT in Oklahoma and Kansas. Three service areas in Texas have authorized EDIT to be credited to customers annually. The timing of the return of EDIT in our remaining three service areas in Texas will be determined as we work with our regulators. Cash flows for the three months ended March 31, 2020 and 2019, were reduced by approximately $6.9 million and $6.7 million for EDIT returned to customers.

Pension and Other Postemployment Benefit Plans - Volatility in the capital markets resulting from the COVID-19 pandemic impacts the values of plan assets in our pension and other post-employment benefit plans. Despite the volatility in the values of our plan assets, we do not expect to be required to contribute to our pension or other postemployment benefit plans in 2020. However, declines in the values of these plan assets could require discretionary contributions to maintain the funded status that we desire for our plans. Information about our pension and other postemployment benefits plans, including anticipated contributions, is included under Note 13 of the Notes to Consolidated Financial Statements in our Annual Report. See Note 10 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Three Months Ended
	March 31,		Variance
	2020	2019	2020 vs. 2019
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$182.7	$122.3	$60.4
Investing activities	(113.2)	(86.3)	(26.9)
Financing activities	(76.3)	(37.7)	(38.6)
Change in cash and cash equivalents	(6.8)	(1.7)	(5.1)
Cash and cash equivalents at beginning of period	17.9	21.3	(3.4)
Cash and cash equivalents at end of period	$11.1	$19.6	$(8.5)

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

Operating cash flows were higher for the three months ended March 31, 2020, compared with the prior period, due primarily to working capital changes resulting from the timing of customer collections.

Investing Cash Flows - Cash used in investing activities increased for the three months ended March 31, 2020, compared with the prior period, due primarily to an increase in capital expenditures related to increased system integrity activities and extending service to new areas.

Financing Cash Flows - Cash used in financing activities increased for the three months ended March 31, 2020, compared with the prior period, due primarily to larger repayments of notes payable in the current period.

ENVIRONMENTAL, SAFETY AND REGULATORY MATTERS

Environmental Matters - We are subject to multiple historical, wildlife preservation and environmental laws and/or regulations, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, hazardous materials transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits or the discovery of presently unknown environmental conditions may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three months ended March 31, 2020 and 2019.

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

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three months ended March 31, 2020 and 2019. Environmental issues may exist with respect to MGP sites that are unknown to us. Accordingly, future costs are dependent on the final determination and regulatory approval of any remedial actions, the complexity of the site, level of remediation required, changing technology and governmental regulations, and to the extent not recovered by insurance or recoverable in rates from our customers, could be material to our financial condition, results of operations or cash flows.

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

•
the first final rule addresses the legislative mandates from the Pipeline Safety, Regulatory Certainty and Jobs Creation Act and will be called the Safety of Gas Transmission Pipelines: MAOP Reconfirmation, Expansion of Assessment Requirements, and Other Related Amendments;

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

On October 1, 2019, PHMSA published the first of the three final rulemakings referenced above, which addresses the 2011 congressional mandates. This final rule expands integrity management principles beyond HCAs and requires operators to collect traceable, verifiable and complete records moving forward, retain existing and new records for the life of the pipeline, and reconfirm pipeline MAOP in populated areas. The final rule also outlines methods for reconfirming a pipeline’s MAOP within 15 years. The first final rule becomes effective July 1, 2020. The potential capital and operating expenditures associated with compliance with the first final rulemaking are under review but are not expected to be material.

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

We participate in the EPA’s Natural Gas STAR Program to voluntarily reduce methane emissions. We continue to focus on maintaining low rates of lost-and-unaccounted-for natural gas through expanded implementation of best practices to limit the release of natural gas during pipeline and facility maintenance and operations. Additionally, in March 2016, we were one of 40 founding partners to launch the EPA’s Natural Gas STAR Methane Challenge Program, whereby oil and natural gas companies agree to promote and track commitments to reduce methane emissions beyond what is federally required. Our Methane Challenge Program commitment to annually replace or rehabilitate at least two percent of our combined inventory of cast iron and noncathodically-protected steel pipe aligns with our planned system integrity expenditures for infrastructure replacements. We exceeded our goals in 2018 and 2017. We anticipate reporting in 2020 our calendar year 2019 performance relative to our commitment.

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

•
the length and severity of a pandemic or other health crisis, such as the recent outbreak of COVID-19, including its impacts to our operations, customers and employees, and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it, which may (as with COVID-19) precipitate or exacerbate one or more of the above-mentioned and/or other risks, and significantly disrupt or prevent us from operating our business in the ordinary course for an extended period;

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

•
the availability of and access to, in general, funds to meet our debt obligations prior to or when they become due and to fund our operations and capital expenditures, either through (i) cash on hand, (ii) operating cash flow, or (iii) access to the capital markets;

•
changes in the financial markets during the periods covered by the forward-looking statements, particularly those affecting the availability of capital and our ability to refinance existing debt and fund investments and acquisitions;

•	actions of rating agencies, including the ratings of debt, general corporate ratings and changes in the rating agencies’ ratings criteria;

•	changes in inflation and interest rates;

•	our ability to recover the costs of natural gas purchased for our customers;

•	impact of potential impairment charges;

•	volatility and changes in markets for natural gas;

•	possible loss of LDC franchises or other adverse effects caused by the actions of municipalities;

•	payment and performance by counterparties and customers as contracted and when due;

•	changes in existing or the addition of new environmental, safety, tax and other laws to which we and our subsidiaries are subject;

•	the uncertainty of estimates, including accruals and costs of environmental remediation;

•	advances in technology, including technologies that increase efficiency or that improve electricity’s competitive position relative to natural gas;

•	population growth rates and changes in the demographic patterns of the markets we serve, and conditions in these areas’ housing markets;

•	acts of nature and the potential effects of threatened or actual terrorism and war;

•	cyber-attacks or breaches of technology systems that could disrupt our operations or result in the loss or exposure of confidential or sensitive customer, employee or company information;

•	the sufficiency of insurance coverage to cover losses;

•	the effects of our strategies to reduce tax payments;

•	the effects of litigation and regulatory investigations, proceedings, including our rate cases, or inquiries and the requirements of our regulators as a result of the Tax Cuts and Jobs Act of 2017;

•	changes in accounting standards;

•	changes in corporate governance standards;

•	discovery of material weaknesses in our internal controls;

•
our ability to comply with all covenants in our indentures, the ONE Gas Credit Agreement and the ONE Gas 364-day Credit Agreement, a violation of which, if not cured in a timely manner, could trigger a default of our obligations;

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

Counterparty Credit Risk

We assess the creditworthiness of our customers. Those customers who do not meet minimum standards are required to provide security, including deposits and other forms of collateral, when appropriate and allowed by tariff. With approximately 2.2 million customers across three states, we are not exposed materially to a concentration of credit risk. We have suspended disconnects for nonpayment by our customers through May 15, 2020, based on orders or requests from our various regulators. We have received or expect to receive accounting orders in each of our jurisdictions authorizing us to accumulate and defer certain incremental costs incurred, including bad debt expenses, and certain lost revenues associated with COVID-19. We maintain a provision for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, consideration of the current credit environment and other information. We are able to recover the fuel-related portion of bad debts through our purchased-gas cost adjustment mechanisms.

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

Changes in Internal Control Over Financial Reporting - In response to the COVID-19 pandemic, we have required employees, some of whom are involved in the operation of our internal controls over financial reporting, to work from home. Despite working remotely, there have been no changes in our internal control over financial reporting during the first quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our investors should consider the risks set forth in Part I, Item 1A, Risk Factors, of our Annual Report that could affect us and our business. Additionally, investors should consider the following risk factor identified since the filing of our Annual Report.

Pandemics or other health crises could have an adverse effect on our business.

Our business and our customers could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the recent outbreak of COVID-19. The COVID-19 pandemic is having an unprecedented impact on the U.S. and its economy and has created significant uncertainties about the potential adverse effect of the pandemic on the economy, our customers, our employees and supply chain partners. These uncertainties have also resulted in significant volatility within financial markets and a decrease in the value of equity securities, including our common stock.

International, federal, state and local public health and governmental authorities have taken extraordinary and wide-ranging actions to contain and combat the outbreak and spread of COVID-19 across the U.S. and throughout the world, including quarantines, “stay-at-home” orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. These recommendations and/or mandates from federal, state and local authorities may remain in place for a prolonged period and result in temporary or long-term financial hardships for our residential customers and business interruptions and/or closures for our commercial, industrial and transportation customers, all of which increases the risk of delinquencies and defaults of payments on their accounts and may also affect our supply chain. It is possible that COVID-19 public health containment efforts will be intensified to such an extent that we will be forced to curtail or possibly suspend certain business operations for an indefinite period. Regulatory orders require us to continue serving our natural gas customers in default during the pandemic outbreak, which may adversely affect our earnings, liquidity and cash flows.

Continued impacts of the pandemic could materially adversely affect our near-term and long-term earnings, liquidity and cash flows. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration and intensity of the outbreak within our service areas and across the U.S., continued volatility within financial markets and the related impact on our customers’ ability to pay their bills, and the outcomes of accounting orders and future proceedings with our regulators, all of which are highly uncertain and cannot be predicted.

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

3.2	Amended and Restated By-Laws of ONE Gas, Inc. dated April 27, 2020 (incorporated by reference to Exhibit 3.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on April 27, 2020 (File No. 1-36108)).

10.1
ONE Gas, Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.16 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 20, 2020 (File No. 1-36108)).

10.2	Form of ONE Gas, Inc. Performance Unit Award Agreement (incorporated by reference to Exhibit 10.20 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 20, 2020 (File No. 1-36108)).

10.3	Form of ONE Gas, Inc. Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.21 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 20, 2020 (File No. 1-36108)).

10.4
ONE Gas, Inc. Annual Officer Incentive Plan, Amended and Restated Effective January 1, 2020 (incorporated by reference to Exhibit 10.31 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 20, 2020 (File No. 1-36108)).

10.5
Equity Distribution Agreement, dated as of February 26, 2020, among ONE Gas, Inc. and Morgan Stanley & Co. LLC, BofA Securities, Inc., and Mizuho Securities USA LLC, acting as managers; Morgan Stanley & Co. LLC, Bank of America, N.A. and Mizuho Securities Americas LLC, acting as forward purchasers; and Morgan Stanley & Co. LLC, BofA Securities, Inc. and Mizuho Securities USA LLC, acting as forward sellers (incorporated by reference to Exhibit 1.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on February 26, 2020 (File No. 1-36108)).

10.6	Form of Master Forward Sale Confirmation (incorporated by reference to Exhibit 1.2 to ONE Gas, Inc.’s Current Report on Form 8-K filed on February 26, 2020 (File No. 1-36108)).

10.7
Credit Agreement, dated as of April 7, 2020, among ONE Gas, Inc., Bank of America, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on April 7, 2020 (File No. 1-36108)).

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

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three months ended March 31, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019; (iv) Consolidated Balance Sheets at March 31, 2020 and December 31, 2019; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019; (vi) Consolidated Statements of Equity for the three months ended March 31, 2020 and 2019; and (vii) Notes to Consolidated Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 28, 2020		ONE Gas, Inc.
Registrant

	By:	/s/ Caron A. Lawhorn
Caron A. Lawhorn
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)