Form 10-Q
period 2020-06-30
ONE Gas, Inc.
filed 2020-07-28
CIK 1587732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020.
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

On July 20, 2020, the Company had 52,920,531 shares of common stock outstanding.

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

AVAILABLE INFORMATION

We make available, free of charge, on our website (www.onegas.com) copies of our Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act and reports of holdings of our securities filed by our officers and directors under Section 16 of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC, which also makes these materials available on its website (www.sec.gov).  Copies of our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Certificate of Incorporation, bylaws, the written charters of our Audit Committee, Executive Compensation Committee, Corporate Governance Committee and Executive Committee and our Sustainability Report are also available on our website, and copies of these documents are available upon request.

In addition to filings with the SEC and materials posted on our website, we also use social media platforms as channels of information distribution to reach public investors. Information contained on our website or posted on or disseminated through our social media accounts is not incorporated by reference into this report.

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
Senior Notes
ONE Gas’ registered notes consisting of $300 million of 3.61 percent senior notes due 2024, $300 million of 2.00 percent senior notes due 2030, $600 million of 4.658 percent senior notes due 2044 and $400 million of 4.50 percent notes due 2048

XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2020	2019	2020	2019
	(Thousands of dollars, except per share amounts)

Total revenues	$273,287	$290,560	$801,455	$951,560

Cost of natural gas	62,510	82,588	288,649	447,664

Operating expenses
Operations and maintenance	103,517	101,482	208,356	209,757
Depreciation and amortization	47,387	44,943	94,900	88,789
General taxes	15,265	14,656	31,738	30,840
Total operating expenses	166,169	161,081	334,994	329,386
Operating income	44,608	46,891	177,812	174,510
Other income (expense), net	2,394	(865)	(3,394)	(436)
Interest expense, net	(15,843)	(15,399)	(31,536)	(31,185)
Income before income taxes	31,159	30,627	142,882	142,889
Income taxes	(5,834)	(6,157)	(25,880)	(24,759)
Net income	$25,325	$24,470	$117,002	$118,130

Earnings per share
Basic	$0.48	$0.46	$2.21	$2.23
Diluted	$0.48	$0.46	$2.20	$2.22

Average shares (thousands)
Basic	53,053	52,890	53,030	52,858
Diluted	53,264	53,215	53,266	53,210
Dividends declared per share of stock	$0.54	$0.50	$1.08	$1.00
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2020	2019	2020	2019
	(Thousands of dollars)
Net income	$25,325	$24,470	$117,002	$118,130
Other comprehensive income, net of tax
Change in pension and other postemployment benefit plan liability, net of tax of $(75), $(53), $(149) and $(106), respectively	223	160	447	320
Total other comprehensive income, net of tax	223	160	447	320
Comprehensive income	$25,548	$24,630	$117,449	$118,450
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Unaudited)	2020	2019
Assets	(Thousands of dollars)
Property, plant and equipment
Property, plant and equipment	$6,633,738	$6,433,119
Accumulated depreciation and amortization	1,926,013	1,867,893
Net property, plant and equipment	4,707,725	4,565,226
Current assets
Cash and cash equivalents	10,454	17,853
Accounts receivable, net	138,885	260,012
Materials and supplies	54,586	55,732
Natural gas in storage	72,192	104,259
Regulatory assets	47,961	47,440
Other current assets	23,311	20,906
Total current assets	347,389	506,202
Goodwill and other assets
Regulatory assets	373,241	391,036
Goodwill	157,953	157,953
Other assets	95,304	87,883
Total goodwill and other assets	626,498	636,872
Total assets	$5,681,612	$5,708,300
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS
(Continued)
	June 30,	December 31,
(Unaudited)	2020	2019
Equity and Liabilities	(Thousands of dollars)
Equity and long-term debt
Common stock, $0.01 par value: authorized 250,000,000 shares; issued and outstanding 52,920,530 shares at June 30, 2020; issued and outstanding 52,771,749 shares at December 31, 2019	$529	$528
Paid-in capital	1,735,788	1,733,092
Retained earnings	461,962	402,509
Accumulated other comprehensive loss	(6,292)	(6,739)
Total equity	2,191,987	2,129,390
Long-term debt, excluding current maturities and net of issuance costs of $13,540 and $10,936, respectively	1,581,931	1,286,064
Total equity and long-term debt	3,773,918	3,415,454
Current liabilities
Notes payable	230,500	516,500
Accounts payable	62,710	120,490
Accrued taxes other than income	41,922	47,956
Regulatory liabilities	26,163	45,201
Customer deposits	56,949	57,987
Other current liabilities	72,511	84,603
Total current liabilities	490,755	872,737
Deferred credits and other liabilities
Deferred income taxes	637,975	682,632
Regulatory liabilities	558,115	503,518
Employee benefit obligations	104,075	115,657
Other deferred credits	116,774	118,302
Total deferred credits and other liabilities	1,416,939	1,420,109
Commitments and contingencies
Total liabilities and equity	$5,681,612	$5,708,300
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended
	June 30,
(Unaudited)	2020	2019
	(Thousands of dollars)
Operating activities
Net income	$117,002	$118,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94,900	88,789
Deferred income taxes	9,779	9,401
Share-based compensation expense	5,089	4,911
Provision for doubtful accounts	7,563	3,557
Changes in assets and liabilities:
Accounts receivable	113,564	122,063
Materials and supplies	1,146	(6,011)
Natural gas in storage	32,067	19,060
Asset removal costs	(19,068)	(24,324)
Accounts payable	(50,920)	(109,340)
Accrued taxes other than income	(6,034)	(10,328)
Customer deposits	(1,038)	(2,352)
Regulatory assets and liabilities	(3,782)	25,948
Other assets and liabilities	(21,583)	1,667
Cash provided by operating activities	278,685	241,171
Investing activities
Capital expenditures	(234,943)	(184,349)
Other investing expenditures	(815)	(3,583)
Other investing receipts	740	598
Cash used in investing activities	(235,018)	(187,334)
Financing activities
Repayments on notes payable, net	(286,000)	(6,500)
Issuance of debt, net of discounts	297,750	—
Long-term debt financing costs	(2,885)	—
Issuance of common stock	3,299	2,536
Dividends paid	(57,090)	(52,687)
Tax withholdings related to net share settlements of stock compensation	(6,140)	(7,395)
Cash used in financing activities	(51,066)	(64,046)
Change in cash and cash equivalents	(7,399)	(10,209)
Cash and cash equivalents at beginning of period	17,853	21,323
Cash and cash equivalents at end of period	$10,454	$11,114
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)	Common Stock Issued	Common Stock	Paid-in Capital
	(Shares)	(Thousands of dollars)

January 1, 2020	52,771,749	$528	$1,733,092
Net income	—	—	—
Other comprehensive income	—	—	—
Common stock issued and other	89,059	1	(3,737)
Common stock dividends - $0.54 per share	—	—	232
March 31, 2020	52,860,808	$529	$1,729,587
Net income	—	—	—
Other comprehensive income	—	—	—
Common stock issued and other	59,722	—	5,974
Common stock dividends - $0.54 per share	—	—	227
June 30, 2020	52,920,530	$529	$1,735,788

January 1, 2019	52,598,005	$526	$1,727,492
Net income	—	—	—
Other comprehensive income	—	—	—
Reclassification of stranded tax effects	—	—	—
Common stock issued and other	88,629	1	(7,449)
Common stock dividends - $0.50 per share	—	—	227
March 31, 2019	52,686,634	$527	$1,720,220
Net income	—	—	—
Other comprehensive income	—	—	—
Common stock issued and other	47,588	—	5,397
Common stock dividends - $0.50 per share	—	—	226
June 30, 2019	52,734,222	$527	$1,725,843
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(Continued)
(Unaudited)	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
	(Thousands of dollars)

January 1, 2020	$402,509	$—	$(6,739)	$2,129,390
Net income	91,677	—	—	91,677
Other comprehensive income	—	—	224	224
Common stock issued and other	—	—	—	(3,736)
Common stock dividends - $0.54 per share	(28,775)	—	—	(28,543)
March 31, 2020	$465,411	$—	$(6,515)	$2,189,012
Net income	25,325	—	—	25,325
Other comprehensive income	—	—	223	223
Common stock issued and other	—	—	—	5,974
Common stock dividends - $0.54 per share	(28,774)	—	—	(28,547)
June 30, 2020	$461,962	$—	$(6,292)	$2,191,987

January 1, 2019	$320,869	$(2,145)	$(4,086)	$2,042,656
Net income	93,660	—	—	93,660
Other comprehensive income	—	—	160	160
Reclassification of stranded tax effects	1,218	—	(1,218)	—
Common stock issued and other	—	2,145	—	(5,353)
Common stock dividends - $0.50 per share	(26,570)	—	—	(26,343)
March 31, 2019	$389,177	$—	$(5,144)	$2,104,780
Net income	24,470	—	—	24,470
Other comprehensive income	—	—	160	160
Common stock issued and other	—	—	—	5,397
Common stock dividends - $0.50 per share	(26,570)	—	—	(26,344)
June 30, 2019	$387,077	$—	$(4,984)	$2,108,463
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. These statements also have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The 2019 year-end consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes in our Annual Report. Our significant accounting policies are described in Note 1 of our Notes to Consolidated Financial Statements in our Annual Report. Due to the seasonal nature of our business, the results of operations for the three and six months ended June 30, 2020, are not necessarily indicative of the results that may be expected for a 12-month period.

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

Segments - We operate in one reportable business segment: regulated public utilities that deliver natural gas primarily to residential, commercial and transportation customers. The accounting policies for our segment are the same as those described in Note 1 of our Notes to Consolidated Financial Statements in our Annual Report. We evaluate our financial performance principally on net income. For the three and six months ended June 30, 2020, and 2019, we had no single external customer from which we received 10 percent or more of our gross revenues.

Property, Plant and Equipment - Accounts payable for construction work in process and asset removal costs decreased by approximately $6.9 million and increased $2.4 million for the six months ended June 30, 2020 and 2019, respectively. Such amounts are not included in capital expenditures in our consolidated statements of cash flows.

Accounts Receivable - Accounts receivable represent valid claims against nonaffiliated customers for natural gas sold or services rendered, net of allowances for doubtful accounts. We assess the creditworthiness of our customers. Those customers who do not meet minimum standards may be required to provide security, including deposits and other forms of collateral, when appropriate and allowed by our tariffs. With approximately 2.2 million customers across three states, we are not exposed materially to a concentration of credit risk. We maintain an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, consideration of the current environment and other information. We recover natural gas costs related to accounts written off when they are deemed uncollectible through the purchased-gas cost adjustment mechanisms in each of our jurisdictions. At June 30, 2020 and December 31, 2019, our allowance for doubtful accounts was $12.2 million and $6.6 million, respectively.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments,’’ which introduces new guidance to the accounting for credit losses on instruments within its scope, including trade receivables. We adopted this new guidance in the first quarter 2020 using the modified retrospective method. Our financial assets within scope of this guidance primarily include our trade receivables from customers. Our policy for measuring our allowance for doubtful accounts is disclosed in the aforementioned policy for accounts receivable. We did not create any new accounting policies, nor did we modify any of our existing policies as a result of adopting this guidance. Our adoption did not result in a cumulative adjustment to our opening retained earnings or have a material impact to our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” as amended, (“Topic 842”) which prescribes recognizing lease assets and liabilities on the balance sheet and includes disclosure of key information about leasing arrangements. We adopted this new guidance effective January 1, 2019 and applied the modified retrospective approach to all existing leases. Upon adoption we recognized lease liabilities of approximately $32 million, with corresponding right-of-use assets of the same amount based on the present value of the remaining minimum rental payments for existing operating leases. Our adoption did not result in a material impact to our results of operations or cash flows. We utilized the practical expedients that allow us to: (1) not reassess expired or existing contracts to determine whether they are subject to lease accounting guidance; (2) not reconsider lease classification at transition; and (3) not evaluate previously capitalized initial direct costs under the revised requirements. We also utilized the practical expedients that allowed us to: (1) not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current lease guidance in ASC Topic 840 (“Topic 840”); and (2) use an additional transition method in which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We adopted an accounting policy that exempts leases with terms of less than one year from the recognition requirements of Topic 842 and disclose such leases in our interim and annual disclosures upon adoption. Our adoption did not result in a cumulative adjustment to our opening retained earnings or a material impact to our consolidated financial statements.

2.REVENUE

Accrued unbilled natural gas sales revenues at June 30, 2020 and December 31, 2019, were $49.0 million and $109.7 million, respectively, and are included in accounts receivable on our consolidated balance sheets.

The following table sets forth our revenues disaggregated by source for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Thousands of dollars)
Natural gas sales to customers	$243,308	$258,560	$724,026	$880,052
Transportation revenues	24,481	23,991	58,238	59,019
Miscellaneous revenues	3,120	5,428	7,590	10,856
Total revenues from contracts with customers	270,909	287,979	789,854	949,927
Other revenues - natural gas sales related	(3)	207	6,544	(2,737)
Other revenues	2,381	2,374	5,057	4,370
Total other revenues	2,378	2,581	11,601	1,633
Total revenues	$273,287	$290,560	$801,455	$951,560

3.	REGULATORY ASSETS AND LIABILITIES

The tables below present a summary of regulatory assets and liabilities, net of amortization, for the periods indicated:

	June 30, 2020
	Current	Noncurrent	Total
	(Thousands of dollars)
Under-recovered purchased-gas costs	$7,247	$—	$7,247
Pension and postemployment benefit costs	21,156	353,616	374,772
Reacquired debt costs	812	5,271	6,083
MGP remediation costs	98	11,660	11,758
Ad-valorem tax	4,095	—	4,095
Weather normalization	4,674	—	4,674
Other	9,879	2,694	12,573
Total regulatory assets, net of amortization	47,961	373,241	421,202
Income tax rate changes (a)	(2,265)	(558,115)	(560,380)
Over-recovered purchased-gas costs	(23,898)	—	(23,898)
Total regulatory liabilities, net of amortization	(26,163)	(558,115)	(584,278)
Net regulatory assets and liabilities	$21,798	$(184,874)	$(163,076)
(a) Includes the reclassification of $81.5 million of deferred taxes related to the elimination of state income tax for utilities in Kansas.

	December 31, 2019
	Current	Noncurrent	Total
	(Thousands of dollars)
Under-recovered purchased-gas costs	$17,172	$—	$17,172
Pension and postemployment benefit costs	21,213	373,266	394,479
Reacquired debt costs	812	5,677	6,489
MGP remediation costs	98	9,709	9,807
Ad-valorem tax	2,921	—	2,921
Other	5,224	2,384	7,608
Total regulatory assets, net of amortization	47,440	391,036	438,476
Income tax rate changes	(10,297)	(503,518)	(513,815)
Over-recovered purchased-gas costs	(27,623)	—	(27,623)
Weather normalization	(7,281)	—	(7,281)
Total regulatory liabilities	(45,201)	(503,518)	(548,719)
Net regulatory assets and liabilities	$2,239	$(112,482)	$(110,243)

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

The regulatory liability for income tax rate changes represents deferral of the effects of enacted federal and state income tax rate changes on our ADIT and other regulatory liabilities resulting from the effect of the changes in income taxes on our rates. In May 2020, a bill amending the Kansas state income tax code was signed into law that exempts public utilities regulated by the KCC from paying Kansas state income taxes beginning January 1, 2021. As a result of the enactment of this legislation, we remeasured our ADIT. As a regulated entity, the reduction in ADIT of $81.5 million was recorded as an EDIT regulatory liability and will be refunded to our customers. The bill stipulates, if requested by the utility, this EDIT will be returned to Kansas customers over a period of no less than 30 years, with the exact timing to be determined in our next general rate proceeding.

In response to the Tax Cuts and Jobs Act of 2017, we received accounting orders requiring us to establish a regulatory liability for the difference in taxes included in our rates that have been calculated based on a 35 percent federal corporate income tax rate and the new 21 percent federal corporate income tax rate effective in January 2018 and to refund the reduction in ADIT due to the remeasurement resulting from the change in the effective tax rate. The regulatory liability for income tax rate changes reflects the portion of the credit resulting from the 2018 Oklahoma Natural Gas PBRC that was accrued in 2018 and is being credited to customers over a 12-month period that began in August 2019.

In addition, the income tax rate changes regulatory liability reflects EDIT associated with the remeasurement of our ADIT as a result of the Tax Cuts and Jobs Act of 2017. Our customers began receiving credit for this liability as determined by our regulators in 2019. Our customers receive credit annually based upon amortization periods in compliance with the tax normalization rules for the portions of EDIT stipulated by the Code and varying periods of five to ten years for all other components of EDIT. During the three months ended June 30, 2020 and 2019, income tax expense reflects credits of $2.5 million and $2.1 million, respectively, for the amortization of the regulatory liability associated with EDIT that was returned to customers. During the six months ended June 30, 2020 and 2019, income tax expense reflects credits of $9.4 million and $8.9 million, respectively.

We have received accounting orders in each of our jurisdictions authorizing us to accumulate and defer for regulatory purposes certain incremental costs incurred, including bad debt expenses, and certain lost revenues, net of offsetting expense reductions associated with COVID-19. Pursuant to these orders, the appropriateness of recovery of any net incremental costs and lost revenues will be determined in future rate cases or alternative rate recovery filings in each jurisdiction. For financial reporting purposes, any amounts deferred as a regulatory asset for future recovery under these accounting orders must be probable of recovery. At June 30, 2020, no regulatory assets have been recorded. We continue to evaluate the impacts of COVID-19 on our business and will record regulatory assets for financial reporting purposes at such time as recovery is deemed probable.

4.	CREDIT FACILITY AND SHORT-TERM NOTES PAYABLE

We have a commercial paper program under which we may issue unsecured commercial paper up to a maximum amount of $700 million to fund short-term borrowing needs. The maturities of the commercial paper notes vary but may not exceed 270 days from the date of issue. The commercial paper notes are generally sold at par less a discount representing an interest factor. At June 30, 2020, we had $230.5 million of commercial paper outstanding.

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

The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. At June 30, 2020, our total debt-to-capital ratio was 45 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement.

At June 30, 2020, we had $1.2 million in letters of credit issued and no borrowings under the ONE Gas Credit Agreement, with $698.8 million of remaining credit, which is available to repay any of our commercial paper borrowings.

In April 2020, we entered into the ONE Gas 364-day Credit Agreement. The ONE Gas 364-day Credit Agreement is a $250 million revolving unsecured credit facility containing various customary conditions to borrowing and affirmative, negative and financial ratio maintenance covenants, all of which are substantially the same as those of the ONE Gas Credit Agreement. The ONE Gas 364-day Credit Agreement also contains provisions for an applicable margin rate and a quarterly facility fee, both of which adjust with changes in our credit rating.  Based on our current credit ratings, borrowings, if any, will accrue interest at LIBOR plus 115 basis points, and the quarterly facility fee is 10 basis points. In the event LIBOR is not available, and such circumstances are unlikely to be temporary, our lenders may establish an alternative interest rate for the impacted loans by replacing LIBOR with one or more secured overnight financing-based rates or another alternate benchmark rate. At June 30, 2020, we had no borrowings under the ONE Gas 364-day Credit Agreement.

5.	LONG-TERM DEBT

In April 2020, ONE Gas issued $300 million of 2.00 percent senior notes due 2030. The proceeds from the issuance were used to reduce the amount of outstanding commercial paper and for general corporate purposes.

Our long-term debt includes $300 million of 3.61 percent senior notes due 2024, $300 million of 2.00 percent senior notes due 2030, $600 million of 4.658 percent senior notes due 2044, and $400 million of 4.50 percent senior notes due 2048. The indenture governing our Senior Notes includes an event of default upon the acceleration of other indebtedness of $100 million or more. Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding Senior Notes to declare those Senior Notes immediately due and payable in full.

6.	LEASES

In March 2020, we reassessed certain operating leases for office facilities which were extended or modified. At March 31, 2020, we recorded increases of $9.0 million and $9.4 million to our right-of-use assets and operating lease liabilities, respectively. Our right-of-use assets and operating lease liabilities are reported within our other assets and our other current liabilities and other liabilities, respectively, in our consolidated balance sheets.

7.	EQUITY

At-the-Market Equity Program - In February 2020, we initiated an at-the-market equity program by entering into an equity distribution agreement under which we may issue and sell shares of our common stock with an aggregate offering price up to $250 million (including any shares of common stock that may be sold pursuant to the master forward sale confirmation entered into in connection with the equity distribution agreement and the related supplemental confirmations). Sales of common stock are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. At June 30, 2020, we had issued and sold 4,783 shares of our common stock and had $249.6 million of equity available for issuance under the program.

Dividends Declared - In July 2020, we declared a dividend of $0.54 per share ($2.16 per share on an annualized basis) for shareholders of record as of August 14, 2020, payable on September 1, 2020.

8.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the effect of reclassifications from accumulated other comprehensive loss in our consolidated statements of income for the periods indicated:

	Three Months Ended		Six Months Ended		Affected Line Item in the
Details About Accumulated Other	June 30,		June 30,		Consolidated Statements
Comprehensive Loss Components	2020	2019	2020	2019	of Income
	(Thousands of dollars)
Pension and other postemployment benefit plan obligations (a)
Amortization of net loss	$10,623	$8,821	$21,246	$17,642
Amortization of unrecognized prior service credit	(29)	(168)	(58)	(336)
	10,594	8,653	21,188	17,306
Reclassification of stranded tax effects (b)	—	—	—	(1,218)
Regulatory adjustments (c)	(10,296)	(8,440)	(20,592)	(15,662)
	298	213	596	426	Income before income taxes
	(75)	(53)	(149)	(106)	Income tax expense
Total reclassifications for the period	$223	$160	$447	$320	Net income
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

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Three Months Ended June 30, 2020
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$25,325	53,053	$0.48
Diluted EPS Calculation
Effect of dilutive securities	—	211
Net income available for common stock and common stock equivalents	$25,325	53,264	$0.48

	Three Months Ended June 30, 2019
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$24,470	52,890	$0.46
Diluted EPS Calculation
Effect of dilutive securities	—	325
Net income available for common stock and common stock equivalents	$24,470	53,215	$0.46

	Six Months Ended June 30, 2020
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$117,002	53,030	$2.21
Diluted EPS Calculation
Effect of dilutive securities	—	236
Net income available for common stock and common stock equivalents	$117,002	53,266	$2.20

	Six Months Ended June 30, 2019
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$118,130	52,858	$2.23
Diluted EPS Calculation
Effect of dilutive securities	—	352
Net income available for common stock and common stock equivalents	$118,130	53,210	$2.22

10.	EMPLOYEE BENEFIT PLANS

The following tables set forth the components of net periodic benefit cost for our pension and other postemployment benefit plans for the periods indicated:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$3,217	$3,008	$6,434	$6,016
Interest cost	8,545	10,168	17,090	20,336
Expected return on assets	(15,280)	(15,485)	(30,560)	(30,970)
Amortization of net loss	10,580	8,260	21,160	16,520
Net periodic benefit cost	$7,062	$5,951	$14,124	$11,902

	Other Postemployment Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Thousands of dollars)
Components of net periodic benefit cost (credit)
Service cost	$423	$434	$846	$868
Interest cost	1,889	2,329	3,778	4,658
Expected return on assets	(3,867)	(3,147)	(7,734)	(6,294)
Amortization of unrecognized prior service credit	(29)	(168)	(58)	(336)
Amortization of net loss	43	561	86	1,122
Net periodic benefit cost (credit)	$(1,541)	$9	$(3,082)	$18

We recover qualified pension benefit plan and other postemployment benefit plan costs through rates charged to our customers. Certain regulatory authorities require that the recovery of these costs be based on specific guidelines. The difference between these regulatory-based amounts and the periodic benefit cost calculated pursuant to GAAP is deferred as a regulatory asset or liability and amortized to expense over periods in which this difference will be recovered in rates, as authorized by the applicable regulatory authorities. Regulatory deferrals related to net periodic benefit cost were not material for the three and six months ended June 30, 2020 and 2019.

We continue to capitalize all eligible service cost and non-service cost components under the accounting requirements of ASC Topic 980 (Regulated Operations) for rate-regulated entities. Our consolidated balance sheets reflect the capitalized non-service cost components as a regulatory asset. We have recognized a regulatory asset of $5.9 million and $4.7 million as of June 30, 2020 and December 31, 2019, respectively. See Note 3 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information.

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

As of June 30, 2020, we have no uncertain tax positions. Changes in tax laws or tax rates are recognized in the financial reporting period that includes the enactment date. We are no longer subject to income tax examination for years prior to 2017.

In May 2020, a bill amending the Kansas state income tax code was signed into law that exempts public utilities regulated by the KCC from paying Kansas state income taxes beginning January 1, 2021. As a result of the enactment of this legislation, we remeasured our ADIT. As a regulated entity, the reduction in ADIT of $81.5 million was recorded as an EDIT regulatory liability and will be refunded to our customers. The bill stipulates, if requested by the utility, this EDIT will be returned to Kansas customers over a period of no less than 30 years, with the exact timing to be determined in our next general rate proceeding. See Note 3 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information.

12.	OTHER INCOME AND OTHER EXPENSE

The following table sets forth the components of other income and other expense for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Thousands of dollars)
Net periodic benefit cost other than service cost	$(1,253)	$(1,469)	$(2,376)	$(3,068)
Earnings (losses) on investments associated with nonqualified employee benefit plans	3,947	1,050	(312)	3,491
Other, net	(300)	(446)	(706)	(859)
Total other income (expense), net	$2,394	$(865)	$(3,394)	$(436)

13.	COMMITMENTS AND CONTINGENCIES

COVID-19 - We are providing essential services during the COVID-19 pandemic. We have implemented a comprehensive set of policies, procedures and guidelines to protect the safety of our employees, customers and communities, while continuing to provide natural gas service to our customers. As ordered by our regulators, customer disconnects for nonpayment were suspended from mid-March through May 20, 2020, in Oklahoma and May 31, 2020, in Kansas. Disconnects in Texas remain suspended. During the second quarter, we have experienced impacts on our results of operations as a result of COVID-19 including, but not limited to: lower late payment, reconnect and collection fees and incremental expenses for bad debts related to the moratoriums on disconnects for nonpayment in each of our rate jurisdictions; incremental expenses for personal protective equipment, cleaning supplies, outside services and other expenses; and lower expenses for travel that has been restricted due to the pandemic. We have received accounting orders in each of our jurisdictions authorizing us to accumulate and defer for regulatory purposes certain incremental costs incurred, including bad debt expenses, and certain lost revenues, net of offsetting expense reductions associated with COVID-19. Going forward, we expect our revenues and expenses to continue to be impacted during the course of the pandemic, including a possible reduction in revenues from commercial and transportation customers temporarily or permanently impacted by the pandemic.

Environmental Matters - We are subject to multiple historical, wildlife preservation and environmental laws and/or regulations, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, hazardous materials transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits or the discovery of presently unknown environmental conditions may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and six months ended June 30, 2020 and 2019.

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

At another site, periodic monitoring indicated elevated levels of contaminants generally associated with MGP sites. In 2020, we estimated the potential costs associated with additional investigation and remediation to be in the range of $2.0 million to $6.0 million. We have submitted a remediation plan to the KDHE for this site, which the KDHE is reviewing. A single reliable estimate of the remediation costs was not feasible due to the amount of uncertainty in the ultimate remediation approach that will be utilized. Accordingly, in the second quarter 2020, we recorded an adjustment to the reserve of $2.0 million for this site, which also increased our regulatory asset pursuant to our AAO in Kansas.

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

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and six months ended June 30, 2020 and 2019. Environmental issues may exist with respect to MGP sites that are unknown to us. Accordingly, future costs are dependent on the final determination and regulatory approval of any remedial actions, the complexity of the site, level of remediation required, changing technology and governmental regulations, and to the extent not recovered by insurance or recoverable in rates from our customers, could be material to our financial condition, results of operations or cash flows.

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

On October 1, 2019, PHMSA published the first of the three final rules referenced above, which addresses the 2011 congressional mandates. This final rule expands integrity management principles beyond HCAs and requires operators to collect traceable, verifiable and complete records moving forward, retain existing and new records for the life of the pipeline, and reconfirm pipeline MAOP in populated areas. The final rule also outlines methods for reconfirming a pipeline’s MAOP within 15 years. The first final rule is effective July 1, 2020. The potential capital and operating expenditures associated with compliance with the first final rulemaking are under review but are not expected to be material.

PHMSA has indicated it now expects the second pending rulemaking to be issued as a final rule during 2020. The potential capital and operating expenditures associated with compliance with this pending rulemaking is currently being evaluated and could be significant depending on the final regulations. We are not impacted by the third final rule, as we do not own gas gathering pipelines.

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

Derivative Instruments - At June 30, 2020, we held purchased natural gas call options for the heating season ending March 2021, with total notional amounts of 14.7 Bcf, for which we paid premiums of $5.8 million, and which had a fair value of $4.9 million. At December 31, 2019, we held purchased natural gas call options for the heating season ended March 2020, with total notional amounts of 14.3 Bcf, for which we paid premiums of $4.4 million, and which had a fair value of $0.3 million. The premiums paid and any cash settlements received are recorded as part of our unrecovered purchased-gas costs in current regulatory assets as these contracts are included in, and recoverable through, the purchased-gas cost adjustment mechanisms. Additionally, changes in fair value associated with these contracts are deferred as part of our unrecovered purchased-gas costs in our consolidated balance sheets. Our natural gas call options are classified as Level 1, as fair value amounts are based on unadjusted quoted prices in active markets including NYMEX-settled prices. There were no transfers between levels for the periods presented.

Other Financial Instruments - The approximate fair value of cash and cash equivalents, accounts receivable and accounts payable is equal to book value, due to the short-term nature of these items. Our cash and cash equivalents are comprised of bank and money market accounts and are classified as Level 1. At June 30, 2020 and December 31, 2019, our other current and noncurrent assets include $2.9 million and $2.6 million of corporate bonds, respectively, and $2.9 million and $3.0 million of United States treasury notes, respectively. The fair value of corporate bonds and United States treasury notes approximate our carrying value, and are classified as Level 2 and Level 1, respectively.

Short-term notes payable and commercial paper are due upon demand and, therefore, the carrying amounts approximate fair value and are classified as Level 1. The book value of our long-term debt, including current maturities, was $1.6 billion and $1.3 billion at June 30, 2020 and December 31, 2019, respectively. The estimated fair value of our long-term debt, including current maturities, was $1.9 billion and $1.5 billion at June 30, 2020 and December 31, 2019, respectively. The estimated fair value of our long-term debt at June 30, 2020 and December 31, 2019, was determined using quoted market prices, and is classified as Level 2.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the Notes to Consolidated Financial Statements in this Quarterly Report, as well as our Annual Report.  Due to the seasonal nature of our business, the results of operations for the three and six months ended June 30, 2020, are not necessarily indicative of the results that may be expected for a 12-month period.

RECENT DEVELOPMENTS

COVID-19 - We are providing essential services during the COVID-19 pandemic. We have implemented a comprehensive set of policies, procedures and guidelines to protect the safety of our employees, customers and communities, while continuing to provide natural gas service to our customers. The following summarizes actions we have taken and the impact on our operations:

Workforce
Following the guidance of the CDC, OSHA and third-party subject matter experts we have engaged, we have established a number of protocols to protect our employees. For all employees, we are encouraging social distancing and proper hygiene, and are requiring the use of masks in our facilities when social distancing is not practicable. Employees who may be exhibiting symptoms or who may have been exposed to COVID-19 are required to contact a third-party medical consultant engaged by the Company who follows protocols specifically developed for COVID-19 to determine whether the employee should seek medical attention, self-isolate or can safely return to work.

Our business continuity planning and investments in information technology enabled an orderly transition to remote work for approximately 50 percent of our employees. For those employees who continue to report to our offices and service centers, the reduced number of employees working in these locations provides space for social distancing. We have implemented health screenings at all of our employee work locations, which include automated thermal temperature checks at our larger facilities and a self-assessment health screening application for mobile devices at our smaller locations. We routinely disinfect employee work locations, placing emphasis on high-touch surfaces in common areas. For employees who continue to interact with customers, we are providing additional personal protective equipment in accordance with CDC and OSHA guidelines.

In addition, we have implemented a Paid Pandemic Leave Policy, increased medical benefits for COVID-19 testing and are reminding employees of our benefit plans and programs for their financial, physical and mental health and well-being.

Customers
For customers requesting service orders, we have implemented protocols to determine whether someone in the home has been exposed to COVID-19. Employees entering customers’ homes are provided appropriate personal protective equipment in accordance with CDC and OSHA guidelines to protect themselves and our customers. Customers are also asked to provide for social distancing while our employees are in the customer’s home.

As ordered by our regulators, customer disconnects for nonpayment were suspended from mid-March through May 20, 2020, in Oklahoma and May 31, 2020, in Kansas. Disconnects in Texas remain suspended. Customers who are finding it difficult to pay their bills are being encouraged to contact us so we can work with them to establish alternative payment arrangements and advise them of public-assistance programs that may be available.

Operations
Although we have experienced employee absences due to our protocols for self-isolation of employees who may be exhibiting symptoms or who may have been exposed to or contracted the COVID-19 virus, we have continued, and expect to continue, to execute our work in the field, including our capital work for system integrity, pipeline replacements and extending service to new customers.  Our work going forward could be impacted if we do not have access to the personal protective equipment needed to keep our employees and customers safe or experience a significant increase in employee and contractor absences.

Supply Chain
We are actively managing the materials, supplies and contract services necessary for our operations. We utilize a diverse group of suppliers and contractors and are in frequent contact with our vendors to understand their ability to continue to provide the materials, supplies and services we require. To date, we have not experienced significant disruption to our supply chain and have no indication of significant disruptions in the future. Our suppliers and contractors could be impacted if they, or the businesses they rely on, experience a significant increase in employee absences.

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

Regulatory
We are in regular communication with our regulators to keep them apprised of the effects COVID-19 is having on the service we provide. We have received accounting orders in each of our jurisdictions authorizing us to accumulate and defer for regulatory purposes certain incremental costs incurred, including bad debt expenses, and certain lost revenues, net of offsetting expense reductions associated with COVID-19.

Liquidity
At June 30, 2020, we had short-term liquidity available through our commercial paper program, credit facilities and cash on hand totaling $728.8 million.

In April 2020, we entered into the ONE Gas 364-day Credit Agreement in the amount of $250 million, which provides us an additional source of liquidity.

In April 2020, we issued $300 million of 2.00 percent senior notes due 2030. The proceeds from the issuance were used to reduce the amount of our outstanding commercial paper and for general corporate purposes. We believe our investment-grade credit ratings and strong balance sheet provide us access to the financial markets for the issuance of long-term debt.

We believe our sources of liquidity are adequate to support our current and planned level of operations.

During the second quarter, impacts on our results of operations as a result of COVID-19 include but are not limited to:

•	lower late payment, reconnect and collection fees and incremental expenses for bad debts related to the moratoriums on disconnects for nonpayment in each of our rate jurisdictions;

•	incremental expenses for personal protective equipment, cleaning supplies, outside services and other expenses; and

•	lower expenses for travel that has been restricted due to the pandemic.

Going forward, we expect our revenues and expenses to continue to be impacted during the course of the pandemic, including a possible reduction in revenues from commercial and transportation customers temporarily or permanently impacted by the pandemic. At June 30, 2020, we did not identify any impairment indicators for our goodwill, nor did our analysis reflect our reporting unit to be at risk of impairment. We have received accounting orders in each of our jurisdictions authorizing us to accumulate and defer for regulatory purposes certain incremental costs incurred, including bad debt expenses, and certain lost revenues, net of offsetting expense reductions associated with COVID-19. Pursuant to these orders, the appropriateness of recovery of any net incremental costs and lost revenue will be determined in future rate cases or alternative rate recovery filings in each jurisdiction. For financial reporting purposes, any amounts deferred as a regulatory asset for future recovery under these accounting orders must be probable of recovery. At June 30, 2020, no regulatory assets have been recorded. We continue to evaluate the impacts of COVID-19 on our business and will record regulatory assets for financial reporting purposes at such time as recovery is deemed probable. Accordingly, there could be a delay in the recognition of amounts that may be approved for recovery until the conclusion of future regulatory proceedings.

See “Regulatory Activities,” “Financial Results and Operating Information,” “Capital Expenditures and Asset Removal Costs,” Note 3 and Note 13 of the Notes to Consolidated Financial Statements and Part II, Item 1A, “Risk Factors” in this Quarterly Report for additional discussion.

Dividend - In July 2020, we declared a dividend of $0.54 per share ($2.16 per share on an annualized basis) for shareholders of record as of August 14, 2020, payable on September 1, 2020.

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

REGULATORY ACTIVITIES

Oklahoma - In June 2020, the OCC issued an order permitting the creation of regulatory assets and deferrals related to COVID-19. Each utility is authorized under the OCC’s order to record as a regulatory asset increased bad debt expenses, costs associated with expanded payment plans, waived fees, and incremental expenses that are directly related to the suspension of or delay in disconnection of service (or the reconnection of service) beginning March 15, 2020, as a result of the governor’s executive order declaring a state of emergency. In addition, the OCC recognizes that utilities report taking many steps to ensure the continuity of utility service, while protecting utility personnel, customers, and the general public. Such steps include procuring additional personal protective equipment (PPE), increasing sanitation efforts at facilities, implementing health-screening processes, and securing temporary facilities for potential sequestration of critical operations personnel. The OCC has stated it supports the continuation of these critical response and planning efforts and acknowledges such efforts cause incremental costs that it will allow to be deferred and reviewed in a future rate case. The OCC’s deferral authorization does not bind the OCC to any specific treatment of these items in any future proceeding, nor does it prohibit the OCC from considering the effect of any operational savings, or other financial impacts that may occur as a result of COVID-19. Determination of the recovery of the regulatory assets and deferrals will occur in the next rate case that is required to be filed on or before June 30, 2021.

In February 2020, Oklahoma Natural Gas filed its fourth annual PBRC application following the general rate case that was approved in January 2016. A settlement was reached and a joint stipulation was filed in June 2020. This stipulation includes a base rate increase of $9.7 million and an energy efficiency incentive of $2.2 million, with new rates reflecting these changes effective in June 2020. This stipulation also includes a credit of $12.2 million associated with EDIT to be issued through a bill credit to Oklahoma customers in the first quarter 2021. The stipulation was approved by order of the OCC in July 2020.

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

In March 2018, Oklahoma Natural Gas filed its second annual PBRC application following the general rate case that was approved in January 2016. This filing was based on a calendar test year of 2017 and addressed the tax issues resulting from the Tax Cuts and Job Act of 2017. In January 2019, the OCC issued an order requiring Oklahoma Natural Gas to lower base rates by $11.3 million beginning February 2019 to reflect the lower federal corporate income tax rate and the authorized ROE of 9.5 percent prospectively and to credit customers for EDIT based upon amortization periods in compliance with the tax normalization rules for the portions of EDIT stipulated by the Code and ten years for all other components. This order also required the March 15, 2019 PBRC filing to include the return of all earnings above 9.5 percent occurring in the 2018 test year.

As required, PBRC filings are made annually on or before March 15, until the next general rate case, which is currently required to be filed on or before June 30, 2021, based on a calendar 2020 test year.

Kansas - In April 2020, Kansas Gas Service filed an application with the KCC for an AAO to accumulate and defer certain incremental costs incurred, including bad debt expenses and lost revenues, as well as associated carrying costs, related to COVID-19 beginning March 1, 2020, for recovery in Kansas Gas Service’s next rate case filing. In July 2020, the KCC approved the request for an AAO subject to the recommendations set forth in its Staff Report and Recommendation and clarifications sought by Kansas Gas Service. The AAO provides notice that KGS may identify, track, document, accumulate, and defer in a regulatory asset extraordinary costs (net of any cost decreases) and lost revenue, plus carrying costs, associated with the COVID-19 pandemic. The KCC states that approval of the AAO is not a finding that tracked costs and lost revenue will be included in future rates; rather, any determination regarding recoverability will occur in a future rate proceeding. In a separate order applicable to all regulated utilities, the KCC approved the deferral of bad debt expense and late payment fees associated with the KCC’s suspension of disconnection activity and customer protection provisions. The appropriateness of recovery, the carrying charges and amortization period will be determined in Kansas Gas Service’s next rate case or alternative rate recovery filing.

In May 2020, a bill amending the Kansas state income tax code was signed into law that exempts public utilities regulated by the KCC from paying Kansas state income taxes beginning January 1, 2021, and authorizes the KCC to adjust utility rates for the elimination of Kansas state income tax beginning January 1, 2021. As a result of the enactment of this legislation, we remeasured our ADIT. As a regulated entity, the reduction in ADIT of $81.5 million was recorded as an EDIT regulatory liability and will be refunded to our customers. This adjustment had no material impact on our income tax expense and no impact on our cash flows for the three and six months ended June 30, 2020. We expect a reduction in our rates due to the elimination of the Kansas state income tax rate beginning in 2021 of approximately $5.3 million, which will be offset by lower income tax expense. The bill stipulates, if requested by the utility, this EDIT will be returned to Kansas customers over a period of no less than 30 years, with the exact timing to be determined in our next general rate proceeding. See Notes 3 and 11 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information.

In August 2019, Kansas Gas Service submitted an application to the KCC requesting an increase of approximately $4.2 million related to its GSRS. In November 2019, the KCC approved the increase effective December 2019.

In November 2018, Kansas Gas Service submitted an application to the KCC requesting approval of its contract to own, operate and maintain the natural gas distribution system at Fort Riley, a United States Army installation, for approximately $5.8 million. The KCC approved the Company’s application in May 2019 and Kansas Gas Service and Fort Riley began preparing for the transition. In response to the COVID-19 pandemic, Kansas Gas Service entered into an agreement dated April 1, 2020, with the U.S. government to stay the transition period and contract performance until concerns surrounding the COVID-19 pandemic are resolved.  The 10-month transition period work officially started in June 2020, with the understanding that there may be excusable delays in the future because of new state of Kansas requirements related to COVID-19 or changes in Fort Riley’s health protection conditions. The duration of the stay and any future excusable delays will impact the timing of the asset acquisition.

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

Texas - In April 2020, the RRC issued an order authorizing utilities to use a regulatory accounting mechanism and a subsequent process through which Texas Gas Service may seek future recovery of incremental expenses resulting from the effects of COVID-19, including bad debt and associated credit and collections costs, and other reasonable and necessary incremental costs to address the impact of COVID-19. The timing of our recovery will be determined as we work with our regulators.

West Texas Service Area - In March 2020, Texas Gas Service made GRIP filings for all customers in the West Texas service area. In June 2020, the RRC and the cities in the West Texas service area agreed to an increase of $4.7 million, and new rates became effective in June 2020.

In March 2019, Texas Gas Service made GRIP filings for all customers in the West Texas service area. In June 2019, the RRC and the cities in the West Texas service area agreed to an increase of $4.1 million, and new rates became effective in July 2019.

Central Texas Service Area - In 2019, Texas Gas Service filed a rate case for all customers in the Central Texas and Gulf Coast service areas, seeking a rate increase of $15.6 million and a $1.3 million credit to customers associated with EDIT, and requesting to consolidate the two service areas into one. In July 2020, the Administrative Law Judge and Technical Examiners recommended the RRC approve all terms of a $10.3 million settlement, as well as approve consolidation of the Central Texas service area and the Gulf Coast service area into a new Central Gulf service area. The settlement included an ROE of 9.5% and a capital structure with equity of 59 percent and debt of 41 percent. If approved, new rates are expected to become effective in the third quarter 2020.

In March 2019, Texas Gas Service made GRIP filings for all customers in the Central Texas service area. In June 2019, the RRC and the cities in the Central Texas service area agreed to an increase of $5.5 million, and new rates became effective in June 2019.

Other Texas Service Areas - In the normal course of business, Texas Gas Service has filed rate cases and sought GRIP and COSA increases in various other Texas jurisdictions to address investments in rate base and changes in expenses. No annual rate increases associated with these filings were approved for the six months ended June 30, 2020. Annual rate increases associated with these filings that were approved for the year ended December 31, 2019 totaled $1.9 million.

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

Selected Financial Results - For the three months ended June 30, 2020, net income was $25.3 million, or $0.48 per diluted share, compared with $24.5 million, or $0.46 per diluted share, in the same period last year. For the six months ended June 30, 2020, net income was $117.0 million, or $2.20 per diluted share, compared with $118.1 million, or $2.22 per diluted share, in the same period last year.

The following table sets forth certain selected financial results for our operations for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2020 vs. 2019		2020 vs. 2019
Financial Results	2020	2019	2020	2019	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars, except percentages)
Natural gas sales	$243.5	$258.6	$730.3	$877.2	$(15.1)	(6)%	$(146.9)	(17)%
Transportation revenues	24.3	24.1	58.5	59.1	0.2	1%	(0.6)	(1)%
Other revenues	5.5	7.9	12.7	15.3	(2.4)	(30)%	(2.6)	(17)%
Total revenues	273.3	290.6	801.5	951.6	(17.3)	(6)%	(150.1)	(16)%
Cost of natural gas	62.5	82.6	288.6	447.7	(20.1)	(24)%	(159.1)	(36)%
Net margin	210.8	208.0	512.9	503.9	2.8	1%	9.0	2%
Operating costs	118.8	116.1	240.2	240.6	2.7	2%	(0.4)	—%
Depreciation and amortization	47.4	45.0	94.9	88.8	2.4	5%	6.1	7%
Operating income	$44.6	$46.9	$177.8	$174.5	$(2.3)	(5)%	$3.3	2%
Capital expenditures and asset removal costs	$130.6	$114.2	$254.0	$208.6	$16.4	14%	$45.4	22%

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

The following table sets forth a reconciliation of net margin to the most directly comparable GAAP measure for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2020 vs. 2019		2020 vs. 2019
Non-GAAP Reconciliation	2020	2019	2020	2019	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars, except percentages)
Total revenues	$273.3	$290.6	$801.5	$951.6	$(17.3)	(6)%	$(150.1)	(16)%
Cost of natural gas	62.5	82.6	288.6	447.7	(20.1)	(24)%	(159.1)	(36)%
Net margin	$210.8	$208.0	$512.9	$503.9	$2.8	1%	$9.0	2%

The following table sets forth our net margin by type of customer for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2020 vs. 2019		2020 vs. 2019
Net Margin	2020	2019	2020	2019	Increase (Decrease)		Increase (Decrease)
Natural gas sales	(Millions of dollars, except percentages)
Residential	$151.7	$147.0	$367.3	$355.7	$4.7	3%	$11.6	3%
Commercial and industrial	27.8	27.6	70.2	69.7	0.2	1%	0.5	1%
Other	1.5	1.5	4.2	4.2	—	—%	—	—%
Net margin on natural gas sales	181.0	176.1	441.7	429.6	4.9	3%	12.1	3%
Transportation revenues	24.3	24.1	58.5	59.1	0.2	1%	(0.6)	(1)%
Other revenues	5.5	7.8	12.7	15.2	(2.3)	(29)%	(2.5)	(16)%
Net margin	$210.8	$208.0	$512.9	$503.9	$2.8	1%	$9.0	2%

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

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2020 vs. 2019		2020 vs. 2019
Net Margin on Natural Gas Sales	2020	2019	2020	2019	Increase (Decrease)		Increase (Decrease)
Net margin on natural gas sales	(Millions of dollars, except percentages)
Fixed margin	$153.9	$148.7	$303.5	$290.9	$5.2	3%	$12.6	4%
Variable margin	27.1	27.4	138.2	138.7	(0.3)	(1)%	(0.5)	—%
Net margin on natural gas sales	$181.0	$176.1	$441.7	$429.6	$4.9	3%	$12.1	3%

Net margin increased $2.8 million for the three months ended June 30, 2020, compared with the same period last year, due primarily to the following:

•	an increase of $3.4 million from new rates, primarily in Kansas and Texas; and

•	an increase of $2.0 million in residential sales due primarily to net customer growth; offset by

•
a decrease of $1.9 million due to lower late payment, reconnect and collection fees primarily related to the moratoriums on disconnects for nonpayment in response to the COVID-19 pandemic in each of our rate jurisdictions.

Net margin increased $9.0 million for the six months ended June 30, 2020, compared with the same period last year, due primarily to the following:

•	an increase of $11.3 million from new rates, primarily in Kansas and Texas;

•	an increase of $4.5 million in residential sales due primarily to net customer growth; and

•	an increase of $1.3 million in rider and surcharge recoveries due to a higher ad-valorem surcharge in Kansas; offset by

•
a decrease of $4.1 million due to lower sales volumes, net of weather normalization, primarily in Kansas and Oklahoma from warmer weather in 2020 compared with the same period in 2019. For the six months ended June 30,

2020, heating degree days in Kansas and Oklahoma were 14% and 15% lower, respectively, compared with the same period in 2019;

•
a decrease of $2.8 million due to lower late payment, reconnect and collection fees primarily related to the moratoriums on disconnects for nonpayment in response to the COVID-19 pandemic in each of our rate jurisdictions; and

•	a decrease of $1.6 million due to lower transport volumes primarily in Kansas.

Operating costs increased $2.7 million for the three months ended June 30, 2020, compared with the same period last year, due primarily to the following:

•	an increase of $3.2 million in bad debt expense; and

•	an increase of $2.2 million in expenses related to our response to the COVID-19 pandemic, offset partially by;

•	a decrease of $1.7 million in expenses for travel that has been restricted due to the COVID-19 pandemic; and

•	a decrease of $1.1 million in employee-related costs.

Operating costs decreased $0.4 million for the six months ended June 30, 2020, compared with the same period last year, due primarily to the following:

•
a decrease of $2.7 million in employee-related costs, which reflects a decrease of $3.7 million in the expense associated with the change in the value of the liabilities for nonqualified employee benefit plans and a $0.9 million increase in labor costs;

•	a decrease of $2.3 million in legal-related costs; and

•	a decrease of $2.0 million in expenses for travel that has been restricted due to the COVID-19 pandemic, offset partially by:

•	an increase of $4.0 million in bad debt expense; and

•	an increase of $2.2 million in expenses related to our response to the COVID-19 pandemic.

The portion of the decrease in late payment, reconnect and collection fees resulting from the moratoriums on disconnecting customers for nonpayment in response to the COVID-19 pandemic, increased bad debt expense and the net incremental expenses related to the COVID-19 pandemic are eligible for future recovery under the regulatory orders we have received in each of our jurisdictions. For financial reporting purposes, the amounts deferred as a regulatory asset for future recovery under the accounting orders must be probable of recovery. At June 30, 2020, no regulatory assets have been recorded. We continue to evaluate the impacts of COVID-19 on our business and will record regulatory assets for financial statement purposes at such time as recovery is deemed probable.

Depreciation and amortization expense increased $2.4 million and $6.1 million for the three and six months ended June 30, 2020, respectively, compared with the same periods last year, due primarily to an increase in depreciation from our capital expenditures being placed in service, higher depreciation rates in Kansas and an increase in the amortization of the ad-valorem surcharge rider in Kansas.

Other Factors Affecting Net Income - Other factors that affected net income for the three months ended June 30, 2020, compared with the same period last year, include an increase of $3.2 million in other income, net, due primarily to a $2.9 million increase in the value of investments associated with nonqualified employee benefit plans.

Other factors that affected net income for the six months ended June 30, 2020, compared with the same period last year, include the following:

•	an increase of $3.0 million in other expense, net, due primarily to a $3.8 million decrease in the value of investments associated with nonqualified employee benefit plans; and

•	an increase of $1.1 million in income tax expense due primarily to an increase in the effective tax rate.

EDIT - The return of EDIT to our customers is not expected to have a material impact on earnings, as any reduction or credit in rates is offset by a reduction in income tax expense. During the three months ended June 30, 2020 and 2019, we credited income tax expense $2.5 million and $2.1 million, respectively, for the amortization of the regulatory liability associated with EDIT that was returned to customers. During the six months ended June 30, 2020 and 2019, we credited income tax expense $9.4 million and $8.9 million. See “Liquidity and Capital Resources” and Note 3 of the Notes to Consolidated Financial Statements for additional discussion of the Tax Cuts and Jobs Act of 2017.

Capital Expenditures and Asset Removal Costs - Our capital expenditures program includes expenditures for pipeline integrity, extension of service to new areas, modifications to customer service lines, increases in system capacity, pipeline replacements, automated meter reading, government-mandated pipeline relocations, fleet, facilities, information technology assets and cybersecurity. It is our practice to maintain and upgrade our infrastructure, facilities and systems to ensure safe, reliable and efficient operations. Asset removal costs include expenditures associated with the replacement or retirement of long-lived assets that result from the construction, development and/or normal use of our assets, primarily our pipeline assets.

Capital expenditures and asset removal costs increased $16.4 million and $45.4 million for the three and six months ended June 30, 2020, respectively, compared with the same periods last year, due primarily to increased system integrity activities, extension of service to new areas and higher government relocation activities. Our capital expenditures and asset removal costs are expected to be in the range of $500 million to $525 million for 2020, although the amount and timing of these expenditures could be impacted by the COVID-19 pandemic. While we have not experienced a significant impact to our capital expenditures program in the six months ended June 30, 2020, our capital activity for the remainder of the year could experience a delay if conditions associated with COVID-19 worsen, impacting employee absences, or our supply chain for contract labor, materials and supplies, which may cause us to suspend or curtail certain business operations for an indefinite period.

Selected Operating Information - The following tables set forth certain selected operating information for the periods indicated:

	Three Months Ended								Variances
	June 30,								2020 vs. 2019
(in thousands)	2020				2019				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	814	591	640	2,045	805	585	632	2,022	9	6	8	23
Commercial and industrial	75	50	36	161	75	50	35	160	—	—	1	1
Other	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	6	1	12	5	6	1	12	—	—	—	—
Total customers	894	647	680	2,221	885	641	671	2,197	9	6	9	24

	Six Months Ended								Variances
	June 30,								2020 vs. 2019
(in thousands)	2020				2019				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	814	591	639	2,044	806	588	630	2,024	8	3	9	20
Commercial and industrial	76	50	36	162	75	50	36	161	1	—	—	1
Other	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	6	1	12	5	6	1	12	—	—	—	—
Total customers	895	647	679	2,221	886	644	670	2,200	9	3	9	21

The increase in the average number of customers for the three and six months ended June 30, 2020, compared with the same period last year, includes the impact of the suspension of disconnects for nonpayment by our customers in response to the COVID-19 pandemic.

The following table reflects the total volumes delivered, excluding the effects of weather normalization mechanisms on sales volumes.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Volumes (MMcf)	2020	2019	2020	2019
Natural gas sales
Residential	15,640	13,417	70,884	79,114
Commercial and industrial	4,729	5,093	21,041	24,365
Other	316	384	1,333	1,527
Total sales volumes delivered	20,685	18,894	93,258	105,006
Transportation	50,918	51,426	116,331	117,011
Total volumes delivered	71,603	70,320	209,589	222,017

Total sales volumes delivered increased for the three months ended June 30, 2020, compared with the same period last year, due primarily to colder weather in Oklahoma and Kansas in the second quarter 2020. Total sales volumes delivered decreased for the six months ended June 30, 2020, compared with the same period last year, due primarily to warmer weather in the first quarter 2020. The impact of weather on residential and commercial net margin is mitigated by weather normalization mechanisms in all jurisdictions.

The following table sets forth the HDD’s by state for the periods indicated:

	Three Months Ended
	June 30,
	2020		2019		2020 vs. 2019	2020	2019
Heating Degree Days	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	289	191	188	191	54%	151%	98%
Kansas	442	394	342	396	29%	112%	86%
Texas	44	52	51	52	(14)%	85%	98%

	Six Months Ended
	June 30,
	2020		2019		2020 vs. 2019	2020	2019
Heating Degree Days	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	1,925	1,966	2,265	1,966	(15)%	98%	115%
Kansas	2,664	2,855	3,093	2,924	(14)%	93%	106%
Texas	900	1,062	1,054	1,058	(15)%	85%	100%

Normal HDDs are established through rate proceedings in each of our jurisdictions for use primarily in weather normalization billing calculations. See further discussion on weather normalization in our Regulatory Overview section in Part 1, Item 1, “Business,” of our Annual Report. Normal HDDs disclosed above are based on:

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

Short-term Financing - We have a commercial paper program under which we may issue unsecured commercial paper up to a maximum amount of $700 million to fund short-term borrowing needs. The maturities of the commercial paper notes vary but may not exceed 270 days from the date of issue. The commercial paper notes are generally sold at par less a discount representing an interest factor. At June 30, 2020, we had $230.5 million of commercial paper outstanding.

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

The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. At June 30, 2020, our total debt-to-capital ratio was 45 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement.

We may reduce the unutilized portion of the ONE Gas Credit Agreement in whole or in part without premium or penalty. The ONE Gas Credit Agreement contains customary events of default. Upon the occurrence of certain events of default, the obligations under the ONE Gas Credit Agreement may be accelerated and the commitments may be terminated.

At June 30, 2020, we had $1.2 million in letters of credit issued and no borrowings under the ONE Gas Credit Agreement, with $698.8 million of remaining credit, which is available to repay any of our commercial paper borrowings.

In April 2020, we entered into the ONE Gas 364-day Credit Agreement. The ONE Gas 364-day Credit Agreement is a $250 million revolving unsecured credit facility containing various customary conditions to borrowing and affirmative, negative and financial ratio maintenance covenants, all of which are substantially the same as those of the ONE Gas Credit Agreement. The ONE Gas 364-day Credit Agreement also contains provisions for an applicable margin rate and a quarterly facility fee, both of which adjust with changes in our credit rating.  Based on our current credit ratings, borrowings, if any, will accrue interest at LIBOR plus 115 basis points, and the quarterly facility fee is 10 basis points. In the event LIBOR is not available, and such circumstances are unlikely to be temporary, our lenders may establish an alternative interest rate for the impacted loans by replacing LIBOR with one or more secured overnight financing-based rates or another alternate benchmark rate. At June 30, 2020, we had no borrowings under the ONE Gas 364-day Credit Agreement.

Long-Term Debt - In April 2020, ONE Gas issued $300 million of 2.00 percent senior notes due 2030. The proceeds from the issuance were used to reduce the amount of outstanding commercial paper and for general corporate purposes.

The indenture governing our Senior Notes includes an event of default upon the acceleration of other indebtedness of $100 million or more. Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding Senior Notes to declare those Senior Notes immediately due and payable in full.

At June 30, 2020, our long-term debt-to-capital ratio was 42 percent.

Credit Ratings - Our credit ratings as of June 30, 2020, were:

Rating Agency	Rating	Outlook
Moody’s	A2	Stable
S&P	A	Stable

Our commercial paper is rated Prime-1 by Moody’s and A-1 by S&P. We intend to maintain strong credit metrics while we pursue a balanced approach to capital investment and a return of capital to shareholders via a dividend that we believe will be competitive with our peer group.

At-the-Market Equity Program - In February 2020, we initiated an at-the-market equity program by entering into an equity distribution agreement under which we may issue and sell shares of our common stock with an aggregate offering price up to $250 million. Sales of common stock are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. At June 30, 2020, we had issued and sold 4,783 shares of our common stock for $398 thousand, generating proceeds of $394 thousand and had $249.6 million of equity available for issuance under the program. Proceeds from the program are available for general corporate purposes, which may include repaying or refinancing a portion of our outstanding indebtedness and funding working capital and capital expenditures.

Tax Reform - We have addressed the regulatory liability for EDIT in each of our jurisdictions. Cash flows for the three months ended June 30, 2020 and 2019, were reduced by approximately $2.5 million and $2.1 million, respectively, for EDIT returned to customers. Cash flows for the six months ended June 30, 2020 and 2019, were reduced by approximately $9.4 million and $8.9 million, respectively, for EDIT returned to customers.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Six Months Ended
	June 30,		Variance
	2020	2019	2020 vs. 2019
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$278.7	$241.2	$37.5
Investing activities	(235.0)	(187.3)	(47.7)
Financing activities	(51.1)	(64.1)	13.0
Change in cash and cash equivalents	(7.4)	(10.2)	2.8
Cash and cash equivalents at beginning of period	17.9	21.3	(3.4)
Cash and cash equivalents at end of period	$10.5	$11.1	$(0.6)

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

Operating cash flows were higher for the six months ended June 30, 2020, compared with the prior period, due primarily to working capital changes resulting from the timing of payments for natural gas purchases.

Investing Cash Flows - Cash used in investing activities increased for the six months ended June 30, 2020, compared with the prior period, due primarily to an increase in capital expenditures related to increased system integrity activities and extending service to new areas.

Financing Cash Flows - Cash used in financing activities decreased for the six months ended June 30, 2020, compared with the prior period, due primarily to proceeds from issuance of long-term debt, offset by larger repayments of notes payable.

ENVIRONMENTAL, SAFETY AND REGULATORY MATTERS

COVID-19 - We are providing essential services during the COVID-19 pandemic. We have implemented a comprehensive set of policies, procedures and guidelines to protect the safety of our employees, customers and communities, while continuing to provide natural gas service to our customers. As ordered by our regulators, customer disconnects for nonpayment were suspended from mid-March through May 20, 2020, in Oklahoma and May 31, 2020, in Kansas. Disconnects in Texas remain suspended. During the second quarter, we have experienced impacts on our results of operations as a result of COVID-19 including, but not limited to: lower late payment, reconnect and collection fees and incremental expenses for bad debts related to the moratoriums on disconnects for nonpayment in each of our rate jurisdictions; incremental expenses for personal protective equipment, cleaning supplies, outside services and other expenses; and lower expenses for travel that has been restricted due to the pandemic. We have received accounting orders in each of our jurisdictions authorizing us to accumulate and defer for regulatory purposes certain incremental costs incurred, including bad debt expenses, and certain lost revenues, net of offsetting expense reductions associated with COVID-19. Going forward, we expect our revenues and expenses to continue to be impacted during the course of the pandemic, including a possible reduction in revenues from commercial and transportation customers temporarily or permanently impacted by the pandemic.

Environmental Matters - We are subject to multiple historical, wildlife preservation and environmental laws and/or regulations, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, hazardous materials transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits or the discovery of presently unknown environmental conditions may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to

us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and six months ended June 30, 2020 and 2019.

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

At another site, periodic monitoring indicated elevated levels of contaminants generally associated with MGP sites. In 2020, we estimated the potential costs associated with additional investigation and remediation to be in the range of $2.0 million to $6.0 million. We have submitted a remediation plan to the KDHE for this site, which the KDHE is reviewing. A single reliable estimate of the remediation costs was not feasible due to the amount of uncertainty in the ultimate remediation approach that will be utilized. Accordingly, in the second quarter 2020, we recorded an adjustment to the reserve of $2.0 million for this site, which also increased our regulatory asset pursuant to our AAO in Kansas.

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

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and six months ended June 30, 2020 and 2019. Environmental issues may exist with respect to MGP sites that are unknown to us. Accordingly, future costs are dependent on the final determination and regulatory approval of any remedial actions, the complexity of the site, level of remediation required, changing technology and governmental regulations, and to the extent not recovered by insurance or recoverable in rates from our customers, could be material to our financial condition, results of operations or cash flows.

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

On October 1, 2019, PHMSA published the first of the three final rules referenced above, which addresses the 2011 congressional mandates. This final rule expands integrity management principles beyond HCAs and requires operators to collect traceable, verifiable and complete records moving forward, retain existing and new records for the life of the pipeline, and reconfirm pipeline MAOP in populated areas. The final rule also outlines methods for reconfirming a pipeline’s MAOP within 15 years. The first final rule is effective July 1, 2020. The potential capital and operating expenditures associated with compliance with the first final rulemaking are under review but are not expected to be material.

PHMSA has indicated it now expects the second pending rulemaking to be issued as a final rule during 2020. The potential capital and operating expenditures associated with compliance with this pending rulemaking is currently being evaluated and could be significant depending on the final regulations. We are not impacted by the third final rule, as we do not own gas gathering pipelines.

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

•
the length and severity of a pandemic or other health crisis, such as the recent outbreak of COVID-19, including its impacts to our operations, customers, contractors, vendors and employees, and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it, which may (as with COVID-19) precipitate or exacerbate one or more of the above-mentioned and/or other risks, and significantly disrupt or prevent us from operating our business in the ordinary course for an extended period;

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

•
cyber-attacks, which, according to experts, have increased in volume and sophistication since the beginning of the COVID-19 pandemic, or breaches of technology systems that could disrupt our operations or result in the loss or exposure of confidential or sensitive customer, employee or company information; further, increased remote working arrangements as a result of the pandemic have required enhancements and modifications to our IT infrastructure (e.g. Internet, Virtual Private Network, remote collaboration systems, etc.), and any failures of the technologies, including third-party service providers, that facilitate working remotely could limit our ability to conduct ordinary operations or expose us to increased risk or effect of an attack;

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

Counterparty Credit Risk

We assess the creditworthiness of our customers. Those customers who do not meet minimum standards are required to provide security, including deposits and other forms of collateral, when appropriate and allowed by tariff. With approximately 2.2 million customers across three states, we are not exposed materially to a concentration of credit risk. As ordered by our regulators, customer disconnects for nonpayment were suspended from mid-March through May 20, 2020, in Oklahoma and May 31, 2020, in Kansas. Disconnects in Texas remain suspended. We have received accounting orders in each of our jurisdictions authorizing us to accumulate and defer for regulatory purposes certain incremental costs incurred, including bad debt expenses, and certain lost revenues, net of offsetting expense reductions associated with COVID-19. Pursuant to these orders, the appropriateness of recovery of any net incremental costs and lost revenues will be determined in future rate cases or alternative rate recovery filings in each jurisdiction. For financial reporting purposes, any amounts deferred as a regulatory asset for future recovery under these accounting orders must be probable of recovery. At June 30, 2020, no regulatory assets have been recorded. We continue to evaluate the impacts of COVID-19 on our business and will record regulatory assets for financial reporting purposes at such time as recovery is deemed probable. We maintain a provision for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, consideration of the current credit environment and other information. We are able to recover the fuel-related portion of bad debts through our purchased-gas cost adjustment mechanisms.

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

Changes in Internal Control Over Financial Reporting - In response to the COVID-19 pandemic, we have required employees, some of whom are involved in the operation of our internal controls over financial reporting, to work from home. Despite working remotely, there have been no changes in our internal control over financial reporting during the second quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

International, federal, state and local public health and governmental authorities have taken extraordinary and wide-ranging actions to contain and combat the outbreak and spread of COVID-19 across the U.S. and throughout the world, including quarantines, “stay-at-home” orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. These recommendations and/or mandates from federal, state and local authorities may remain in place for a prolonged period or may be reimposed in connection with a resurgence of the virus following resumption or partial resumption of normal economic activities. These recommendations and/or mandates result in temporary or long-term financial hardships for our residential customers and business interruptions and/or closures for our commercial, industrial and transportation customers, all of which increases the risk of delinquencies and defaults of payments on their accounts and may also affect our supply chain. It is possible that COVID-19 public health containment efforts will be intensified to such an extent that we will be forced to curtail or possibly suspend certain business operations for an indefinite period. Regulatory orders require us to continue serving our natural gas customers in default during the pandemic outbreak, which may adversely affect our earnings, liquidity and cash flows.

Experts have observed an increase in the volume and the sophistication of cyberattacks since the beginning of the COVID-19 pandemic. Any breaches of technology systems could disrupt our operations or result in the loss or exposure of confidential or sensitive customer, employee or company information and adversely affect our business, financial condition and results of operations.

Remote working arrangements for our employees have increased as a result of the COVID-19 pandemic, requiring enhancements and modifications to our IT infrastructure (e.g. Internet, Virtual Private Network, remote collaboration systems, etc.), and any failures of the technologies, including third-party service providers, that facilitate working remotely could limit our ability to conduct ordinary operations and expose us to increased risk or impact of a cyberattack.

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
1.1
Underwriting Agreement, dated April 29, 2020, between ONE Gas, Inc., BofA Securities, Inc. and Mizuho Securities USA LLC, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on May 4, 2020 (File No. 1-36108)).

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

4.1
Third Supplemental Indenture, dated as of May 4, 2020, among ONE Gas, Inc. and U.S. Bank National Association, as trustee, with respect to the 2.00% Notes due 2030 (incorporated by reference to Exhibit 4.2 to ONE Gas, Inc.’s Current Report on Form 8-K filed on May 4, 2020 (File No. 1-36108)).

10.1
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

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019; (iv) Consolidated Balance Sheets at June 30, 2020 and December 31, 2019; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019; (vi) Consolidated Statements of Equity for the three and six months ended June 30, 2020 and 2019; and (vii) Notes to Consolidated Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 28, 2020		ONE Gas, Inc.
Registrant

	By:	/s/ Caron A. Lawhorn
Caron A. Lawhorn
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)