Form 10-Q
period 2020-09-30
ONE Gas, Inc.
filed 2020-11-03
CIK 1587732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020.
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

On October 26, 2020, the Company had 53,096,893 shares of common stock outstanding.

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

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2020	2019	2020	2019
	(Thousands of dollars, except per share amounts)

Total revenues	$244,640	$248,563	$1,046,095	$1,200,123

Cost of natural gas	40,485	49,607	329,134	497,271

Operating expenses
Operations and maintenance	100,285	100,486	308,641	310,243
Depreciation and amortization	47,998	45,471	142,898	134,260
General taxes	15,193	14,222	46,931	45,062
Total operating expenses	163,476	160,179	498,470	489,565
Operating income	40,679	38,777	218,491	213,287
Other income (expense), net	198	(1,397)	(3,196)	(1,833)
Interest expense, net	(15,542)	(15,783)	(47,078)	(46,968)
Income before income taxes	25,335	21,597	168,217	164,486
Income taxes	(4,256)	(4,140)	(30,136)	(28,899)
Net income	$21,079	$17,457	$138,081	$135,587

Earnings per share
Basic	$0.40	$0.33	$2.60	$2.56
Diluted	$0.39	$0.33	$2.59	$2.55

Average shares (thousands)
Basic	53,190	52,933	53,084	52,883
Diluted	53,408	53,267	53,313	53,229
Dividends declared per share of stock	$0.54	$0.50	$1.62	$1.50
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2020	2019	2020	2019
	(Thousands of dollars)
Net income	$21,079	$17,457	$138,081	$135,587
Other comprehensive income, net of tax
Change in pension and other postemployment benefit plan liability, net of tax of $(75), $(53), $(224) and $(159), respectively	223	160	670	480
Total other comprehensive income, net of tax	223	160	670	480
Comprehensive income	$21,302	$17,617	$138,751	$136,067
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Unaudited)	2020	2019
Assets	(Thousands of dollars)
Property, plant and equipment
Property, plant and equipment	$6,735,032	$6,433,119
Accumulated depreciation and amortization	1,955,200	1,867,893
Net property, plant and equipment	4,779,832	4,565,226
Current assets
Cash and cash equivalents	6,184	17,853
Accounts receivable, net	106,777	260,012
Materials and supplies	55,492	55,732
Natural gas in storage	105,377	104,259
Regulatory assets	71,748	47,440
Other current assets	24,126	20,906
Total current assets	369,704	506,202
Goodwill and other assets
Regulatory assets	364,117	391,036
Goodwill	157,953	157,953
Other assets	92,158	87,883
Total goodwill and other assets	614,228	636,872
Total assets	$5,763,764	$5,708,300
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS
(Continued)
	September 30,	December 31,
(Unaudited)	2020	2019
Equity and Liabilities	(Thousands of dollars)
Equity and long-term debt
Common stock, $0.01 par value: authorized 250,000,000 shares; issued and outstanding 53,096,893 shares at September 30, 2020; issued and outstanding 52,771,749 shares at December 31, 2019	$531	$528
Paid-in capital	1,751,350	1,733,092
Retained earnings	454,205	402,509
Accumulated other comprehensive loss	(6,069)	(6,739)
Total equity	2,200,017	2,129,390
Long-term debt, excluding current maturities and net of issuance costs of $13,341 and $10,936, respectively	1,582,193	1,286,064
Total equity and long-term debt	3,782,210	3,415,454
Current liabilities
Notes payable	308,000	516,500
Accounts payable	65,311	120,490
Accrued taxes other than income	57,732	47,956
Regulatory liabilities	20,454	45,201
Customer deposits	55,319	57,987
Other current liabilities	68,898	84,603
Total current liabilities	575,714	872,737
Deferred credits and other liabilities
Deferred income taxes	642,309	682,632
Regulatory liabilities	555,258	503,518
Employee benefit obligations	98,257	115,657
Other deferred credits	110,016	118,302
Total deferred credits and other liabilities	1,405,840	1,420,109
Commitments and contingencies
Total liabilities and equity	$5,763,764	$5,708,300
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended
	September 30,
(Unaudited)	2020	2019
	(Thousands of dollars)
Operating activities
Net income	$138,081	$135,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	142,898	134,260
Deferred income taxes	11,175	9,099
Share-based compensation expense	7,439	7,153
Provision for doubtful accounts	8,836	4,600
Changes in assets and liabilities:
Accounts receivable	144,399	160,053
Materials and supplies	240	(12,455)
Natural gas in storage	(1,118)	(11,155)
Asset removal costs	(29,019)	(38,101)
Accounts payable	(50,848)	(113,665)
Accrued taxes other than income	9,776	(435)
Customer deposits	(2,668)	(3,652)
Regulatory assets and liabilities	(24,478)	20,196
Other assets and liabilities	(29,384)	(2,942)
Cash provided by operating activities	325,329	288,543
Investing activities
Capital expenditures	(348,915)	(305,797)
Other investing expenditures	(1,379)	(4,056)
Other investing receipts	2,482	1,036
Cash used in investing activities	(347,812)	(308,817)
Financing activities
Borrowings (repayments) on notes payable, net	(208,500)	95,500
Issuance of debt, net of discounts	297,750	—
Long-term debt financing costs	(2,885)	—
Issuance of common stock	16,325	2,536
Dividends paid	(85,698)	(79,055)
Tax withholdings related to net share settlements of stock compensation	(6,178)	(7,468)
Cash used in financing activities	10,814	11,513
Change in cash and cash equivalents	(11,669)	(8,761)
Cash and cash equivalents at beginning of period	17,853	21,323
Cash and cash equivalents at end of period	$6,184	$12,562
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)	Common Stock Issued	Common Stock	Paid-in Capital
	(Shares)	(Thousands of dollars)

January 1, 2020	52,771,749	$528	$1,733,092
Net income	—	—	—
Other comprehensive income	—	—	—
Common stock issued and other	89,059	1	(3,737)
Common stock dividends - $0.54 per share	—	—	232
March 31, 2020	52,860,808	$529	$1,729,587
Net income	—	—	—
Other comprehensive income	—	—	—
Common stock issued and other	59,722	—	5,974
Common stock dividends - $0.54 per share	—	—	227
June 30, 2020	52,920,530	$529	$1,735,788
Net income	—	—	—
Other comprehensive income	—	—	—
Common stock issued and other	176,363	2	15,334
Common stock dividends - $0.54 per share	—	—	228
September 30, 2020	53,096,893	$531	$1,751,350

January 1, 2019	52,598,005	$526	$1,727,492
Net income	—	—	—
Other comprehensive income	—	—	—
Reclassification of stranded tax effects	—	—	—
Common stock issued and other	88,629	1	(7,499)
Common stock dividends - $0.50 per share	—	—	227
March 31, 2019	52,686,634	$527	$1,720,220
Net income	—	—	—
Other comprehensive income	—	—	—
Common stock issued and other	47,588	—	5,397
Common stock dividends - $0.50 per share	—	—	226
June 30, 2019	52,734,222	$527	$1,725,843
Net income	—	—	—
Other comprehensive income	—	—	—
Common stock issued and other	2,401	—	2,169
Common stock dividends - $0.50 per share	—	—	225
September 30, 2019	52,736,623	$527	$1,728,237
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(Continued)
(Unaudited)	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
	(Thousands of dollars)

January 1, 2020	$402,509	$—	$(6,739)	$2,129,390
Net income	91,677	—	—	91,677
Other comprehensive income	—	—	224	224
Common stock issued and other	—	—	—	(3,736)
Common stock dividends - $0.54 per share	(28,775)	—	—	(28,543)
March 31, 2020	$465,411	$—	$(6,515)	$2,189,012
Net income	25,325	—	—	25,325
Other comprehensive income	—	—	223	223
Common stock issued and other	—	—	—	5,974
Common stock dividends - $0.54 per share	(28,774)	—	—	(28,547)
June 30, 2020	$461,962	$—	$(6,292)	$2,191,987
Net income	21,079	—	—	21,079
Other comprehensive income	—	—	223	223
Common stock issued and other	—	—	—	15,336
Common stock dividends - $0.54 per share	(28,836)	—	—	(28,608)
September 30, 2020	$454,205	$—	$(6,069)	$2,200,017

January 1, 2019	$320,869	$(2,145)	$(4,086)	$2,042,656
Net income	93,660	—	—	93,660
Other comprehensive income	—	—	160	160
Reclassification of stranded tax effects	1,218	—	(1,218)	—
Common stock issued and other	—	2,145	—	(5,353)
Common stock dividends - $0.50 per share	(26,570)	—	—	(26,343)
March 31, 2019	$389,177	$—	$(5,144)	$2,104,780
Net income	24,470	—	—	24,470
Other comprehensive income	—	—	160	160
Common stock issued and other	—	—	—	5,397
Common stock dividends - $0.50 per share	(26,570)	—	—	(26,344)
June 30, 2019	$387,077	$—	$(4,984)	$2,108,463
Net income	17,457	—	—	17,457
Other comprehensive income	—	—	160	160
Common stock issued and other	—	—	—	2,169
Common stock dividends - $0.50 per share	(26,593)	—	—	(26,368)
September 30, 2019	$377,941	$—	$(4,824)	$2,101,881
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. These statements also have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The 2019 year-end consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes in our Annual Report. Our significant accounting policies are described in Note 1 of our Notes to Consolidated Financial Statements in our Annual Report. Due to the seasonal nature of our business, the results of operations for the three and nine months ended September 30, 2020, are not necessarily indicative of the results that may be expected for a 12-month period.

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

Segments - We operate in one reportable business segment: regulated public utilities that deliver natural gas primarily to residential, commercial and transportation customers. The accounting policies for our segment are the same as those described in Note 1 of our Notes to Consolidated Financial Statements in our Annual Report. We evaluate our financial performance principally on net income. For the three and nine months ended September 30, 2020, and 2019, we had no single external customer from which we received 10 percent or more of our gross revenues.

Property, Plant and Equipment and Asset Removal Costs - Accounts payable for construction work in process and asset removal costs decreased by approximately $4.3 million and increased $1.7 million for the nine months ended September 30, 2020 and 2019, respectively. Such amounts are not included in capital expenditures or asset removal costs in our consolidated statements of cash flows.

Goodwill Impairment Test – We assess our goodwill for impairment at least annually on July 1, unless events or changes in circumstances indicate an impairment may have occurred before that time. As part of our goodwill impairment test, we may first assess qualitative factors (including macroeconomic conditions, industry and market considerations, cost factors and overall financial performance) to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. If further testing is necessary or a quantitative test is elected to refresh our recurring qualitative assessments, we perform a quantitative impairment test for goodwill. We did not identify any impairment indicators for our goodwill and determined that no further testing was necessary.

Accounts Receivable - Accounts receivable represent valid claims against nonaffiliated customers for natural gas sold or services rendered, net of allowances for doubtful accounts. We assess the creditworthiness of our customers. Those customers who do not meet minimum standards may be required to provide security, including deposits and other forms of collateral, when appropriate and allowed by our tariffs. With approximately 2.2 million customers across three states, we are not exposed materially to a concentration of credit risk. We maintain an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, consideration of the current environment and other information. We recover natural gas costs related to accounts written off when they are deemed uncollectible through the purchased-gas cost adjustment mechanisms in each of our jurisdictions. At September 30, 2020 and December 31, 2019, our allowance for doubtful accounts was $11.0 million and $6.6 million, respectively.

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. ASU 2019-12 also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. This standard is effective for interim and annual periods in fiscal years beginning after December 15, 2020, and early adoption is permitted. We will adopt this new guidance on January 1, 2021. We do not expect a material impact to our financial position or results of operations or to our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force).” Under this guidance, a company should defer implementation costs that it incurs if a company would capitalize those same costs under the internal-use software guidance for an arrangement that is a software license. The deferred implementation costs should be amortized over the term of the hosting arrangement, including any probable renewals. We are party to hosting arrangements identified as service contracts for various information systems used in our operations.  We adopted this new guidance using the prospective transition approach for implementation costs incurred in hosting arrangement service contracts beginning January 1, 2020. In certain jurisdictions, we have orders from our regulators allowing us to amortize deferred implementation costs for hosting arrangements entered into after January 1, 2020, over the life approved by our regulators for our internal-use software systems rather than the term of the hosting arrangement. The difference in amortization calculated between the term of the hosting arrangement and internal-use software life approved by our regulators is deferred as a regulatory asset and amortized over the remaining internal-use software life that exceeds the term of the hosting arrangement. Our adoption did not result in a material impact to our consolidated financial statements.

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
2.REVENUE

The following table sets forth our revenues disaggregated by source for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Thousands of dollars)
Natural gas sales to customers	$212,723	$215,996	$936,749	$1,096,048
Transportation revenues	24,305	23,707	82,543	82,726
Miscellaneous revenues	3,800	4,677	11,390	15,533
Total revenues from contracts with customers	240,828	244,380	1,030,682	1,194,307
Other revenues - natural gas sales related	(66)	735	6,478	(2,002)
Other revenues	3,878	3,448	8,935	7,818
Total other revenues	3,812	4,183	15,413	5,816
Total revenues	$244,640	$248,563	$1,046,095	$1,200,123

Accrued unbilled natural gas sales revenues at September 30, 2020 and December 31, 2019, were $52.0 million and $109.7 million, respectively, and are included in accounts receivable on our consolidated balance sheets.

3. REGULATORY ASSETS AND LIABILITIES

The tables below present a summary of regulatory assets and liabilities, net of amortization, for the periods indicated:

	September 30, 2020
	Current	Noncurrent	Total
	(Thousands of dollars)
Under-recovered purchased-gas costs	$22,485	$—	$22,485
Pension and postemployment benefit costs	21,132	345,006	366,138
Reacquired debt costs	812	5,068	5,880
MGP remediation costs	98	11,636	11,734
Ad-valorem tax	5,260	—	5,260
Weather normalization	4,289	—	4,289
Customer credit deferrals	14,899	—	14,899
Other	2,773	2,407	5,180
Total regulatory assets, net of amortization	71,748	364,117	435,865
Income tax rate changes (a)	—	(555,258)	(555,258)
Over-recovered purchased-gas costs	(20,454)	—	(20,454)
Total regulatory liabilities, net of amortization	(20,454)	(555,258)	(575,712)
Net regulatory assets and liabilities	$51,294	$(191,141)	$(139,847)
(a) Includes the reclassification of $81.5 million of deferred taxes related to the elimination of state income tax for utilities in Kansas.

	December 31, 2019
	Current	Noncurrent	Total
	(Thousands of dollars)
Under-recovered purchased-gas costs	$17,172	$—	$17,172
Pension and postemployment benefit costs	21,213	373,266	394,479
Reacquired debt costs	812	5,677	6,489
MGP remediation costs	98	9,709	9,807
Ad-valorem tax	2,921	—	2,921
Other	5,224	2,384	7,608
Total regulatory assets, net of amortization	47,440	391,036	438,476
Income tax rate changes	(10,297)	(503,518)	(513,815)
Over-recovered purchased-gas costs	(27,623)	—	(27,623)
Weather normalization	(7,281)	—	(7,281)
Total regulatory liabilities	(45,201)	(503,518)	(548,719)
Net regulatory assets and liabilities	$2,239	$(112,482)	$(110,243)

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

In response to the Tax Cuts and Jobs Act of 2017, we received accounting orders requiring us to establish a regulatory liability for the difference in taxes included in our rates that have been calculated based on a 35 percent federal corporate income tax rate and the new 21 percent federal corporate income tax rate effective in January 2018 and to refund the reduction in ADIT due to the remeasurement resulting from the change in the effective tax rate. The regulatory liability for income tax rate changes reflects the credit resulting from the 2018 Oklahoma Natural Gas PBRC that was accrued in 2018 and credited to Oklahoma Natural Gas customers over a 12-month period that began in August 2019.

In addition, the income tax rate changes regulatory liability reflects EDIT associated with the remeasurement of our ADIT as a result of the Tax Cuts and Jobs Act of 2017. Our customers began receiving credit for this liability as determined by our regulators in 2019. Our customers receive credit annually based upon amortization periods in compliance with the tax normalization rules for the portions of EDIT stipulated by the Code and varying periods of five to ten years for all other components of EDIT. During the three months ended September 30, 2020 and 2019, income tax expense reflects credits of $2.2 million and $1.4 million, respectively, for the amortization of the regulatory liability associated with EDIT that was returned to customers. During the nine months ended September 30, 2020 and 2019, income tax expense reflects credits of $11.6 million and $10.3 million, respectively.

We have received accounting orders in each of our jurisdictions authorizing us to accumulate and defer for regulatory purposes certain incremental costs incurred, including bad debt expenses, and certain lost revenues, net of offsetting expense reductions associated with COVID-19. Pursuant to these orders, the recovery of any net incremental costs and lost revenues will be determined in future rate cases or alternative rate recovery filings in each jurisdiction. For financial reporting purposes, any amounts deferred as a regulatory asset for future recovery under these accounting orders must be probable of recovery. At September 30, 2020, no regulatory assets have been recorded. We continue to evaluate the impacts of COVID-19 on our business and will record regulatory assets for financial reporting purposes at such time as recovery is deemed probable.

4.CREDIT FACILITY AND SHORT-TERM NOTES PAYABLE

We have a commercial paper program under which we may issue unsecured commercial paper up to a maximum amount of $700 million to fund short-term borrowing needs. The maturities of the commercial paper notes vary but may not exceed 270 days from the date of issue. The commercial paper notes are generally sold at par less a discount representing an interest factor. At September 30, 2020, we had $308.0 million of commercial paper outstanding.

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

The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. At September 30, 2020, our total debt-to-capital ratio was 46 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement.

At September 30, 2020, we had $1.2 million in letters of credit issued and no borrowings under the ONE Gas Credit Agreement, with $698.8 million of remaining credit, which is available to repay any of our commercial paper borrowings.

In April 2020, we entered into the ONE Gas 364-day Credit Agreement. The ONE Gas 364-day Credit Agreement is a $250 million revolving unsecured credit facility containing various customary conditions to borrowing and affirmative, negative and financial ratio maintenance covenants, all of which are substantially the same as those of the ONE Gas Credit Agreement. The ONE Gas 364-day Credit Agreement also contains provisions for an applicable margin rate and a quarterly facility fee, both of which adjust with changes in our credit rating.  Based on our current credit ratings, borrowings, if any, will accrue interest at LIBOR plus 115 basis points, and the quarterly facility fee is 10 basis points. In the event LIBOR is not available, and such circumstances are unlikely to be temporary, our lenders may establish an alternative interest rate for the impacted loans by replacing LIBOR with one or more secured overnight financing-based rates or another alternate benchmark rate. At September 30, 2020, we had no borrowings under the ONE Gas 364-day Credit Agreement.

5.LONG-TERM DEBT

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

6.LEASES

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

7.EQUITY

At-the-Market Equity Program - In February 2020, we initiated an at-the-market equity program by entering into an equity distribution agreement under which we may issue and sell shares of our common stock with an aggregate offering price up to $250 million (including any shares of common stock that may be sold pursuant to the master forward sale confirmation entered into in connection with the equity distribution agreement and the related supplemental confirmations). Sales of common stock are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. At September 30, 2020, we had issued and sold 179,514 shares of our common stock and had $236.4 million of equity available for issuance under the program.

Dividends Declared - In November 2020, we declared a dividend of $0.54 per share ($2.16 per share on an annualized basis) for shareholders of record as of November 16, 2020, payable on December 1, 2020.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the effect of reclassifications from accumulated other comprehensive loss in our consolidated statements of income for the periods indicated:

	Three Months Ended		Nine Months Ended		Affected Line Item in the
Details About Accumulated Other	September 30,		September 30,		Consolidated Statements
Comprehensive Loss Components	2020	2019	2020	2019	of Income
	(Thousands of dollars)
Pension and other postemployment benefit plan obligations (a)
Amortization of net loss	$10,623	$8,821	$31,869	$26,463
Amortization of unrecognized prior service credit	(29)	(168)	(87)	(504)
	10,594	8,653	31,782	25,959
Reclassification of stranded tax effects (b)	—	—	—	(1,218)
Regulatory adjustments (c)	(10,296)	(8,440)	(30,888)	(24,102)
	298	213	894	639	Income before income taxes
	(75)	(53)	(224)	(159)	Income tax expense
Total reclassifications for the period	$223	$160	$670	$480	Net income
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

9.EARNINGS PER SHARE

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

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Three Months Ended September 30, 2020
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$21,079	53,190	$0.40
Diluted EPS Calculation
Effect of dilutive securities	—	218
Net income available for common stock and common stock equivalents	$21,079	53,408	$0.39

	Three Months Ended September 30, 2019
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$17,457	52,933	$0.33
Diluted EPS Calculation
Effect of dilutive securities	—	334
Net income available for common stock and common stock equivalents	$17,457	53,267	$0.33

	Nine Months Ended September 30, 2020
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$138,081	53,084	$2.60
Diluted EPS Calculation
Effect of dilutive securities	—	229
Net income available for common stock and common stock equivalents	$138,081	53,313	$2.59

	Nine Months Ended September 30, 2019
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$135,587	52,883	$2.56
Diluted EPS Calculation
Effect of dilutive securities	—	346
Net income available for common stock and common stock equivalents	$135,587	53,229	$2.55

10.EMPLOYEE BENEFIT PLANS

The following tables set forth the components of net periodic benefit cost for our pension and other postemployment benefit plans for the periods indicated:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$3,217	$3,008	$9,651	$9,024
Interest cost	8,545	10,168	25,635	30,504
Expected return on assets	(15,280)	(15,485)	(45,840)	(46,455)
Amortization of net loss	10,580	8,260	31,740	24,780
Net periodic benefit cost	$7,062	$5,951	$21,186	$17,853

	Other Postemployment Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Thousands of dollars)
Components of net periodic benefit cost (credit)
Service cost	$423	$434	$1,269	$1,302
Interest cost	1,889	2,329	5,667	6,987
Expected return on assets	(3,867)	(3,147)	(11,601)	(9,441)
Amortization of unrecognized prior service credit	(29)	(168)	(87)	(504)
Amortization of net loss	43	561	129	1,683
Net periodic benefit cost (credit)	$(1,541)	$9	$(4,623)	$27

We recover qualified pension benefit plan and other postemployment benefit plan costs through rates charged to our customers. Certain regulatory authorities require that the recovery of these costs be based on specific guidelines. The difference between these regulatory-based amounts and the periodic benefit cost calculated pursuant to GAAP is deferred as a regulatory asset or liability and amortized to expense over periods in which this difference will be recovered in rates, as authorized by the applicable regulatory authorities. Regulatory deferrals related to net periodic benefit cost were not material for the three and nine months ended September 30, 2020 and 2019.

We continue to capitalize all eligible service cost and non-service cost components under the accounting requirements of ASC Topic 980 (Regulated Operations) for rate-regulated entities. Our consolidated balance sheets reflect the capitalized non-service cost components as a regulatory asset. We have recognized a regulatory asset of $6.6 million and $4.7 million as of September 30, 2020 and December 31, 2019, respectively. See Note 3 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information.

11.INCOME TAXES

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

As of September 30, 2020, we have no uncertain tax positions. Changes in tax laws or tax rates are recognized in the financial reporting period that includes the enactment date. We are no longer subject to income tax examination for years prior to 2017.

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

12.OTHER INCOME AND OTHER EXPENSE

The following table sets forth the components of other income and other expense for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Thousands of dollars)
Net periodic benefit cost other than service cost	$(1,310)	$(1,364)	$(3,686)	$(4,432)
Earnings (losses) on investments associated with nonqualified employee benefit plans	1,820	189	1,508	3,680
Other, net	(312)	(222)	(1,018)	(1,081)
Total other income (expense), net	$198	$(1,397)	$(3,196)	$(1,833)

13.COMMITMENTS AND CONTINGENCIES

COVID-19 - We are providing essential services during the COVID-19 pandemic. We have implemented a comprehensive set of policies, procedures and guidelines to protect the safety of our employees, customers and communities, while continuing to provide natural gas service to our customers. As ordered by our regulators, customer disconnects for nonpayment were suspended from mid-March through May 20, 2020, in Oklahoma, through May 31, 2020, in Kansas, and through October 4, 2020, in some areas of Texas. During the second and third quarters, we have experienced impacts on our results of operations as a result of COVID-19 including, but not limited to: lower late payment, reconnect and collection fees and incremental expenses for bad debts related to the moratoriums on disconnects for nonpayment in each of our rate jurisdictions; incremental expenses for personal protective equipment, cleaning supplies, outside services and other expenses; and lower expenses for travel that has been restricted due to the pandemic. We have received accounting orders in each of our jurisdictions authorizing us to accumulate and defer for regulatory purposes certain incremental costs incurred, including bad debt expenses, and certain lost revenues, net of offsetting expense reductions associated with COVID-19. Going forward, we expect these impacts on our revenues and expenses to continue during the course of the pandemic. We also could experience a possible reduction in revenues from commercial and transportation customers temporarily or permanently impacted by the pandemic.

Environmental Matters - We are subject to multiple historical, wildlife preservation and environmental laws and/or regulations, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, hazardous materials transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits or the discovery of presently unknown environmental conditions may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and nine months ended September 30, 2020 and 2019.

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

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and nine months ended September 30, 2020 and 2019. Environmental issues may exist with respect to MGP sites that are unknown to us. Accordingly, future costs are dependent on the final determination and regulatory approval of any remedial actions, the complexity of the site, level of remediation required, changing technology and governmental regulations, and to the extent not recovered by insurance or recoverable in rates from our customers, could be material to our financial condition, results of operations or cash flows.

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

Pipeline Safety - We are subject to PHMSA regulations, including integrity-management regulations. PHMSA regulations require pipeline companies operating high-pressure transmission pipelines to perform integrity assessments on pipeline segments that pass through densely populated areas or near specifically designated HCAs. In January 2012, the Pipeline Safety, Regulatory Certainty and Job Creation Act was signed into law. The law increased maximum penalties for violating federal pipeline safety regulations and directs the DOT and the Secretary of Transportation to conduct further review or studies on issues that may or may not be material to us. These issues include, but are not limited to, the following:

•an evaluation of whether natural gas pipeline integrity-management requirements should be expanded beyond current HCAs;
•a verification of records for pipelines in class 3 and 4 locations and HCAs to confirm MAOPs; and
•a requirement to test previously untested pipelines operating above 30 percent yield strength in HCAs.

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

•the first final rule addresses the legislative mandates from the Pipeline Safety, Regulatory Certainty and Jobs Creation Act and will be called the Safety of Gas Transmission Pipelines: MAOP Reconfirmation, Expansion of Assessment Requirements, and Other Related Amendments;
•the second final rule will be called the Safety of Gas Transmission Pipelines: Repair Criteria, Integrity Management Improvements, Cathodic Protection, Management of Change, and Other Related Amendments and will cover all remaining elements of the NPRM (except for gas gathering pipelines); and
•the third final rule will be called the Safety of Gas Gathering Pipelines and will address gas gathering pipelines.

A significant number of recommendations have been made to PHMSA to improve the NPRM. The industry trade associations filed joint comments to the “legislative mandates” rulemaking to amend the federal safety regulations applicable to gas transmission and gathering pipelines.

On October 1, 2019, PHMSA published the first of the three final rules referenced above, which addressed the 2011 congressional mandates. This final rule expands integrity management principles beyond HCAs and requires operators to collect traceable, verifiable and complete records moving forward, retain existing and new records for the life of the pipeline, and reconfirm pipeline MAOP in populated areas. The final rule also outlines methods for reconfirming a pipeline’s MAOP within 15 years. The first final rule became effective July 1, 2020. The estimated capital and operating expenditures associated with compliance with the first final rulemaking are not material.

PHMSA has indicated it now expects the second pending rulemaking to be issued as a final rule during 2020. The potential capital and operating expenditures associated with compliance with this pending rulemaking is currently being evaluated and could be significant depending on the final regulations. We do not expect to be impacted by the third final rule, as we do not own gas gathering pipelines.

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

14.DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

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

Fair Value Hierarchy - At each balance sheet date, we utilize a fair value hierarchy to classify fair value amounts recognized or disclosed in our consolidated financial statements based on the observability of inputs used to estimate such fair value. The levels of the hierarchy are described below:
•Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities;
•Level 2 - Significant observable pricing inputs other than quoted prices included within Level 1 that are, either directly or indirectly, observable as of the reporting date. Essentially, this represents inputs that are derived principally from or corroborated by observable market data; and
•Level 3 - May include one or more unobservable inputs that are significant in establishing a fair value estimate. These unobservable inputs are developed based on the best information available and may include our own internal data.

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

Derivative Instruments - At September 30, 2020, we held purchased natural gas call options for the heating season ending March 2021, with total notional amounts of 35.4 Bcf, for which we paid premiums of $13.5 million, and which had a fair value of $15.3 million. At December 31, 2019, we held purchased natural gas call options for the heating season ended March 2020, with total notional amounts of 14.3 Bcf, for which we paid premiums of $4.4 million, and which had a fair value of $0.3 million. The premiums paid and any cash settlements received are recorded as part of our unrecovered purchased-gas costs in current regulatory assets as these contracts are included in, and recoverable through, the purchased-gas cost adjustment mechanisms. Additionally, changes in fair value associated with these contracts are deferred as part of our unrecovered purchased-gas costs in our consolidated balance sheets. Our natural gas call options are classified as Level 1, as fair value amounts are based on unadjusted quoted prices in active markets including NYMEX-settled prices. There were no transfers between levels for the periods presented.

Other Financial Instruments - The approximate fair value of cash and cash equivalents, accounts receivable and accounts payable is equal to book value, due to the short-term nature of these items. Our cash and cash equivalents are comprised of bank and money market accounts and are classified as Level 1. At September 30, 2020 and December 31, 2019, our other current and noncurrent assets include $1.9 million and $2.6 million of corporate bonds, respectively, and $2.8 million and $3.0 million of United States treasury notes, respectively. The fair value of corporate bonds and United States treasury notes approximate our carrying value, and are classified as Level 2 and Level 1, respectively.

Short-term notes payable and commercial paper are due upon demand and, therefore, the carrying amounts approximate fair value and are classified as Level 1. The book value of our long-term debt, including current maturities, was $1.6 billion and $1.3 billion at September 30, 2020 and December 31, 2019, respectively. The estimated fair value of our long-term debt, including current maturities, was $1.9 billion and $1.5 billion at September 30, 2020 and December 31, 2019, respectively. The estimated fair value of our long-term debt at September 30, 2020 and December 31, 2019, was determined using quoted market prices, and is classified as Level 2.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the Notes to Consolidated Financial Statements in this Quarterly Report, as well as our Annual Report.  Due to the seasonal nature of our business, the results of operations for the three and nine months ended September 30, 2020, are not necessarily indicative of the results that may be expected for a 12-month period.

RECENT DEVELOPMENTS

COVID-19 - We are providing essential services during the COVID-19 pandemic. We have implemented a comprehensive set of policies, procedures and guidelines to protect the safety of our employees, customers and communities, while continuing to provide natural gas service to our customers. The following summarizes actions we have taken and the impact on our operations:

Workforce	Following the guidance of the CDC, OSHA and third-party subject matter experts we have engaged, we have established a number of protocols to protect our employees. For all employees, we are encouraging social distancing and proper hygiene, and are requiring the use of masks in our facilities. Employees who may be exhibiting symptoms or who may have been exposed to COVID-19 are required to contact a third-party medical consultant engaged by the Company who follows protocols specifically developed for COVID-19 to determine whether the employee should seek medical attention, self-isolate or can safely return to work.

Our business continuity planning and investments in information technology enabled an orderly transition to remote work for approximately 50 percent of our employees. For those employees who continue to report to our offices and service centers, the reduced number of employees working in these locations provides space for social distancing. We have implemented health screenings at all of our employee work locations, which include a self-assessment health screening application using mobile devices and automated thermal temperature checks at our larger facilities. We routinely disinfect employee work locations, placing emphasis on high-touch surfaces in common areas. For employees who continue to interact with customers, we are providing additional personal protective equipment in accordance with CDC and OSHA guidelines.

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

As ordered by our regulators, customer disconnects for nonpayment were suspended from mid-March through May 20, 2020, in Oklahoma, through May 31, 2020, in Kansas, and through October 4, 2020, in some areas of Texas. Customers who are finding it difficult to pay their bills are being encouraged to contact us so we can work with them to establish alternative payment arrangements and advise them of public-assistance programs that may be available.
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

To date, we have not experienced disruption to our natural gas supply and we do not anticipate significant disruption in the future.
Regulatory	We are in regular communication with our regulators to keep them apprised of the effects COVID-19 is having on the service we provide. We have received accounting orders in each of our jurisdictions authorizing us to accumulate and defer for regulatory purposes certain incremental costs incurred, including bad debt expenses, and certain lost revenues, net of offsetting expense reductions, associated with COVID-19.
Liquidity	In April 2020, we entered into the ONE Gas 364-day Credit Agreement in the amount of $250 million, which provides us an additional source of liquidity.

At September 30, 2020, we had short-term liquidity available through our commercial paper program, credit facilities and cash on hand totaling $647.0 million.

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

During the nine months ended September 30, 2020, impacts on our results of operations as a result of COVID-19 include but are not limited to:

•lower late payment, reconnect and collection fees and incremental expenses for bad debts related to the moratoriums on disconnects for nonpayment in each of our rate jurisdictions;
•incremental expenses for personal protective equipment, cleaning supplies, outside services and other expenses; and
•lower expenses for travel that has been restricted due to the pandemic.

Going forward, we expect these impacts on our revenues and expenses to continue during the course of the pandemic. We also could experience a possible reduction in revenues from commercial and transportation customers temporarily or permanently impacted by the pandemic. We have received accounting orders in each of our jurisdictions authorizing us to accumulate and defer for regulatory purposes certain incremental costs incurred, including bad debt expenses, and certain lost revenues, net of offsetting expense reductions associated with COVID-19. Pursuant to these orders, the recovery of any deferred net incremental costs and lost revenue will be determined in future rate cases or alternative rate recovery filings in each jurisdiction. For financial reporting purposes, any amounts deferred as a regulatory asset for future recovery under these accounting orders must be probable of recovery. At September 30, 2020, no regulatory assets have been recorded. We continue to evaluate the impacts of COVID-19 on our business and will record regulatory assets for financial reporting purposes at such time as recovery is deemed probable. Accordingly, there could be a delay in the recognition of amounts that may be approved for recovery until the conclusion of future regulatory proceedings.

See “Regulatory Activities,” “Financial Results and Operating Information,” “Capital Expenditures and Asset Removal Costs,” Note 3 and Note 13 of the Notes to Consolidated Financial Statements and Part II, Item 1A, “Risk Factors” in this Quarterly Report for additional discussion.

Dividend - In November 2020, we declared a dividend of $0.54 per share ($2.16 per share on an annualized basis) for shareholders of record as of November 16, 2020, payable on December 1, 2020.

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

In February 2020, Oklahoma Natural Gas filed its fourth annual PBRC application following the general rate case that was approved in January 2016. A settlement was reached, and the OCC approved a joint stipulation in July 2020. This stipulation includes a base rate increase of $9.7 million and an energy efficiency incentive of $2.2 million, with new rates reflecting these changes effective in June 2020. This stipulation also includes a credit of $12.2 million associated with EDIT to be issued through a bill credit to Oklahoma customers in the first quarter 2021.

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

In March 2018, Oklahoma Natural Gas filed its second annual PBRC application following the general rate case that was approved in January 2016. This filing was based on a calendar test year of 2017 and addressed the tax issues resulting from the Tax Cuts and Job Act of 2017. In January 2019, the OCC issued an order requiring Oklahoma Natural Gas to lower base rates by $11.3 million beginning February 2019 to reflect the lower federal corporate income tax rate and the authorized ROE of 9.5 percent prospectively and to credit customers for EDIT based upon amortization periods in compliance with the tax normalization rules for the portions of EDIT stipulated by the Code and ten years for all other components. This order also required the March 15, 2019, PBRC filing to include the return of all earnings above 9.5 percent occurring in the 2018 test year.

As required, PBRC filings are made annually on or before March 15, until the next general rate case, which is currently required to be filed on or before June 30, 2021, based on a calendar 2020 test year.

Kansas - In August 2020, Kansas Gas Service submitted an application to the KCC requesting an increase of approximately $7.8 million related to its GSRS. This filing incorporates the effect on the requested GSRS rate increase of a bill amending the Kansas income tax code that eliminates public utilities regulated by the KCC from paying Kansas state income taxes beginning January 1, 2021. In September 2020, Kansas Gas Service submitted an errata to the application which modified the requested increase to approximately $7.5 million. An order from the KCC is expected in December 2020, with new rates going into effect on January 1, 2021.

In May 2020, a bill amending the Kansas state income tax code was signed into law that exempts public utilities regulated by the KCC from paying Kansas state income taxes beginning January 1, 2021, and authorizes the KCC to adjust utility rates for the elimination of Kansas state income tax beginning January 1, 2021. As a result of the enactment of this legislation, we remeasured our ADIT. As a regulated entity, the reduction in ADIT of $81.5 million was recorded as an EDIT regulatory liability and will be refunded to our customers. This adjustment had no material impact on our income tax expense and no impact on our cash flows for the three and nine months ended September 30, 2020. The bill stipulates, if requested by the utility, this EDIT will be returned to Kansas customers over a period of no less than 30 years, with the exact timing to be determined in our next general rate proceeding. In August 2020, Kansas Gas Service submitted an application to the KCC to reduce its base rates to reflect the elimination of Kansas state income taxes by approximately $4.9 million. An order from the KCC is expected in December 2020, with new rates going into effect on January 1, 2021. See Notes 3 and 11 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information.

In April 2020, Kansas Gas Service filed an application with the KCC for an AAO to accumulate and defer certain incremental costs incurred, including bad debt expenses and lost revenues, as well as associated carrying costs, related to COVID-19 beginning March 1, 2020, for recovery in Kansas Gas Service’s next rate case filing. In July 2020, the KCC approved the request for an AAO subject to the recommendations set forth in its Staff Report and Recommendation and clarifications sought by Kansas Gas Service. The AAO provides notice that Kansas Gas Service may identify, track, document, accumulate, and defer in a regulatory asset extraordinary costs (net of any cost decreases) and lost revenue, plus carrying costs, associated with the COVID-19 pandemic. The KCC states that approval of the AAO is not a finding that tracked costs and lost revenue will be included in future rates; rather, any determination regarding recoverability will occur in a future rate proceeding. In a separate order applicable to all regulated utilities, the KCC approved the deferral of bad debt expense and late payment fees associated with the KCC’s suspension of disconnection activity and customer protection provisions. The recovery, the carrying charges and amortization period will be determined in Kansas Gas Service’s next rate case or alternative rate recovery filing.

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

Texas - In April 2020, the RRC issued an order authorizing utilities to use a regulatory accounting mechanism and a subsequent process through which Texas Gas Service may seek future recovery of incremental expenses resulting from the effects of COVID-19, including bad debt and associated credit and collections costs, and other reasonable and necessary incremental costs to address the impact of COVID-19. The timing of any recovery will be determined as we work with our regulators.

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

Central-Gulf Service Area - In 2019, Texas Gas Service filed a rate case for all customers in the Central Texas and Gulf Coast service areas, seeking a rate increase of $15.6 million and a $1.3 million credit to customers associated with EDIT, and requesting to consolidate the two service areas into one. In August 2020, the RRC approved all terms of a $10.3 million settlement, as well as consolidation of the Central Texas service area and the Gulf Coast service area into a new Central-Gulf service area. The RRC also approved an $8.5 million credit to customers associated with EDIT. The settlement included an ROE of 9.5 percent and a capital structure with equity of 59 percent and debt of 41 percent, and new rates became effective in August 2020.

In March 2019, Texas Gas Service made GRIP filings for all customers in the Central Texas service area. In June 2019, the RRC and the cities in the Central Texas service area agreed to an increase of $5.5 million, and new rates became effective in June 2019.

Other Texas Service Areas - In the normal course of business, Texas Gas Service has filed rate cases and sought GRIP and COSA increases in various other Texas jurisdictions to address investments in rate base and changes in expenses. Annual rate increases associated with these filings that were approved totaled $1.6 million for the nine months ended September 30, 2020, and $1.9 million for the year ended December 31, 2019.

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

Selected Financial Results - For the three months ended September 30, 2020, net income was $21.1 million, or $0.39 per diluted share, compared with $17.5 million, or $0.33 per diluted share, in the same period last year. For the nine months ended September 30, 2020, net income was $138.1 million, or $2.59 per diluted share, compared with $135.6 million, or $2.55 per diluted share, in the same period last year.

The following table sets forth certain selected financial results for our operations for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2020 vs. 2019		2020 vs. 2019
Financial Results	2020	2019	2020	2019	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars, except percentages)
Natural gas sales	$212.7	$216.7	$943.0	$1,093.9	$(4.0)	(2)%	$(150.9)	(14)%
Transportation revenues	24.3	23.8	82.8	82.9	0.5	2%	(0.1)	—%
Other revenues	7.6	8.0	20.3	23.3	(0.4)	(5)%	(3.0)	(13)%
Total revenues	244.6	248.5	1,046.1	1,200.1	(3.9)	(2)%	(154.0)	(13)%
Cost of natural gas	40.5	49.6	329.1	497.3	(9.1)	(18)%	(168.2)	(34)%
Net margin	204.1	198.9	717.0	702.8	5.2	3%	14.2	2%
Operating costs	115.4	114.6	355.6	355.2	0.8	1%	0.4	—%
Depreciation and amortization	48.0	45.5	142.9	134.3	2.5	5%	8.6	6%
Operating income	$40.7	$38.8	$218.5	$213.3	$1.9	5%	$5.2	2%
Capital expenditures and asset removal costs	$123.9	$135.3	$377.9	$343.9	$(11.4)	(8)%	$34.0	10%

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

The following table sets forth a reconciliation of net margin to the most directly comparable GAAP measure for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2020 vs. 2019		2020 vs. 2019
Non-GAAP Reconciliation	2020	2019	2020	2019	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars, except percentages)
Total revenues	$244.6	$248.5	$1,046.1	$1,200.1	$(3.9)	(2)%	$(154.0)	(13)%
Cost of natural gas	40.5	49.6	329.1	497.3	(9.1)	(18)%	(168.2)	(34)%
Net margin	$204.1	$198.9	$717.0	$702.8	$5.2	3%	$14.2	2%

The following table sets forth our net margin by type of customer for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2020 vs. 2019		2020 vs. 2019
Net Margin	2020	2019	2020	2019	Increase (Decrease)		Increase (Decrease)
Natural gas sales	(Millions of dollars, except percentages)
Residential	$144.1	$139.4	$511.4	$495.1	$4.7	3%	$16.3	3%
Commercial and industrial	26.7	26.3	96.9	96.0	0.4	2%	0.9	1%
Other	1.4	1.3	5.6	5.5	0.1	8%	0.1	2%
Net margin on natural gas sales	172.2	167.0	613.9	596.6	5.2	3%	17.3	3%
Transportation revenues	24.3	23.8	82.8	82.9	0.5	2%	(0.1)	—%
Other revenues	7.6	8.1	20.3	23.3	(0.5)	(6)%	(3.0)	(13)%
Net margin	$204.1	$198.9	$717.0	$702.8	$5.2	3%	$14.2	2%

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

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2020 vs. 2019		2020 vs. 2019
Net Margin on Natural Gas Sales	2020	2019	2020	2019	Increase (Decrease)		Increase (Decrease)
Net margin on natural gas sales	(Millions of dollars, except percentages)
Fixed margin	$154.2	$149.8	$457.7	$440.7	$4.4	3%	$17.0	4%
Variable margin	18.0	17.2	156.2	155.9	0.8	5%	0.3	—%
Net margin on natural gas sales	$172.2	$167.0	$613.9	$596.6	$5.2	3%	$17.3	3%

Net margin increased $5.2 million for the three months ended September 30, 2020, compared with the same period last year, due primarily to the following:
•an increase of $3.7 million from new rates, primarily in Oklahoma and Kansas;
•an increase of $2.7 million in residential sales due primarily to net customer growth; and
•an increase of $1.3 million due to the beneficial impact of a retroactive CNG federal excise tax credit, offset partially by:
•a decrease of $0.9 million due to lower fees associated with collection activities and late payments primarily related to the moratoriums on disconnects for nonpayment in response to the COVID-19 pandemic in each of our rate jurisdictions.

Net margin increased $14.2 million for the nine months ended September 30, 2020, compared with the same period last year, due primarily to the following:

•an increase of $15.0 million from new rates;
•an increase of $7.2 million in residential sales due primarily to net customer growth;

•an increase of $1.5 million in rider and surcharge recoveries due to a higher ad-valorem surcharge in Kansas, which is offset with higher regulatory amortization expense in depreciation and amortization expense; and
•an increase of $1.3 million due to the beneficial impact of a retroactive CNG federal excise tax credit, offset partially by:
•a decrease of $4.6 million due to lower sales volumes, net of weather normalization, primarily in Kansas and Oklahoma from warmer weather in 2020 compared with the same period in 2019. For the nine months ended September 30, 2020, heating degree days in Kansas and Oklahoma were 12% and 14% lower, respectively, compared with the same period in 2019;
•a decrease of $3.7 million due to lower fees associated with collection activities and late payments primarily related to the moratoriums on disconnects for nonpayment in response to the COVID-19 pandemic in each of our rate jurisdictions; and
•a decrease of $2.1 million due to lower transport volumes primarily in Kansas.

Operating costs increased $0.8 million for the three months ended September 30, 2020, compared with the same period last year, due primarily to the following:

•an increase of $1.8 million in expenses related to our response to the COVID-19 pandemic; and
•an increase of $1.5 million in employee-related costs, offset partially by:
•a decrease of $1.6 million in expenses for travel and employee training costs that have been impacted by the COVID-19 pandemic.

Operating costs for the nine months ended September 30, 2020, were relatively consistent with the same period last year, but reflect the following:

•an increase of $4.2 million in bad debt expense;
•an increase of $4.0 million in expenses related to our response to the COVID-19 pandemic; and
•an increase of $1.6 million in ad-valorem taxes, offset partially by:
•a decrease of $3.6 million in expenses for travel and employee training costs that have been impacted by the COVID-19 pandemic;
•a decrease of $2.3 million in legal-related costs;
•a decrease of $1.3 million in materials for pipeline repair and maintenance activities; and
•a decrease of $1.2 million in employee-related costs, which reflects a decrease of $4.2 million in expense associated with the change in the value of the liabilities for nonqualified employee benefit plans offset partially by a $2.7 million increase in labor and benefit costs.

The portion of the decrease in late payment, reconnect and collection fees resulting from the moratoriums on disconnecting customers for nonpayment in response to the COVID-19 pandemic, increased bad debt expense and the net incremental expenses related to the COVID-19 pandemic are eligible for future recovery under the regulatory orders we have received in each of our jurisdictions. For financial reporting purposes, the amounts deferred as a regulatory asset for future recovery under the accounting orders must be probable of recovery. At September 30, 2020, no regulatory assets have been recorded. We continue to evaluate the impacts of COVID-19 on our business and will record regulatory assets for financial statement purposes at such time as recovery is deemed probable.

Depreciation and amortization expense increased $2.5 million and $8.6 million for the three and nine months ended September 30, 2020, respectively, compared with the same periods last year, due primarily to an increase in depreciation from our capital expenditures being placed in service and an increase in the amortization of the ad-valorem surcharge rider in Kansas.

Other Factors Affecting Net Income - Other factors that affected net income for the three months ended September 30, 2020, compared with the same period last year, include an increase of $1.6 million in other income (expense), net, due primarily to a $1.6 million increase in the value of investments associated with nonqualified employee benefit plans.

Other factors that affected net income for the nine months ended September 30, 2020, compared with the same period last year, include a decrease of $1.4 million in other income (expense), net, due primarily to a $2.2 million decrease in the value of investments associated with nonqualified employee benefit plans.

EDIT - The return of EDIT to our customers is not expected to have a material impact on earnings, as any reduction or credit in rates is offset by a reduction in income tax expense. During the three months ended September 30, 2020 and 2019, we credited income tax expense $2.2 million and $1.4 million, respectively, for the amortization of the regulatory liability associated with EDIT that was returned to customers. During the nine months ended September 30, 2020 and 2019, we credited income tax expense $11.6 million and $10.3 million. See “Liquidity and Capital Resources” and Note 3 of the Notes to Consolidated Financial Statements for additional discussion of the Tax Cuts and Jobs Act of 2017.

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

Capital expenditures and asset removal costs decreased $11.4 million for the three months ended September 30, 2020, compared with the same period last year, due primarily to the timing of our capital projects in the third quarter 2020, compared with the third quarter 2019. Capital expenditures and asset removal costs increased $34.0 million for the nine months ended September 30, 2020, compared with the same period last year, due primarily to increased system integrity activities, extension of service to new areas and higher government relocation activities. Our capital expenditures and asset removal costs are expected to be in the range of $500 million to $525 million for 2020, although the amount and timing of these expenditures could be impacted by the COVID-19 pandemic. While we have not experienced a significant impact to our capital expenditures program in the nine months ended September 30, 2020, our capital activity for the remainder of the year could experience a delay if conditions associated with COVID-19 worsen, impacting employee absences, or our supply chain for contract labor, materials and supplies, which may cause us to suspend or curtail certain business operations for an indefinite period.

Selected Operating Information - The following tables set forth certain selected operating information for the periods indicated:

	Three Months Ended								Variances
	September 30,								2020 vs. 2019
(in thousands)	2020				2019				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	811	585	642	2,038	799	579	630	2,008	12	6	12	30
Commercial and industrial	74	49	35	158	73	49	35	157	1	—	—	1
Other	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	6	1	12	5	6	1	12	—	—	—	—
Total customers	890	640	681	2,211	877	634	669	2,180	13	6	12	31

	Nine Months Ended								Variances
	September 30,								2020 vs. 2019
(in thousands)	2020				2019				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	813	589	640	2,042	804	585	630	2,019	9	4	10	23
Commercial and industrial	75	50	36	161	74	50	36	160	1	—	—	1
Other	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	6	1	12	5	6	1	12	—	—	—	—
Total customers	893	645	680	2,218	883	641	670	2,194	10	4	10	24

The increase in the average number of customers for the three and nine months ended September 30, 2020, compared with the same period last year, is due primarily to the connection of new customers resulting from the extension and expansion of our system in our service areas. For the nine months ending September 30, 2020, our average customer count includes 18,600 new customer connections compared to 14,600 for the same period last year. Also contributing to the increase is a reduction in disconnects for nonpayment by our customers as a result of moratoriums on collection activities in response to the COVID-19 pandemic.

The following table reflects the total volumes delivered, excluding the effects of weather normalization mechanisms on sales volumes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Volumes (MMcf)	2020	2019	2020	2019
Natural gas sales
Residential	8,251	7,797	79,135	86,911
Commercial and industrial	3,603	4,008	24,644	28,373
Other	265	240	1,598	1,767
Total sales volumes delivered	12,119	12,045	105,377	117,051
Transportation	49,574	47,901	165,905	164,912
Total volumes delivered	61,693	59,946	271,282	281,963

Total sales volumes delivered decreased for the nine months ended September 30, 2020, compared with the same period last year, due primarily to warmer weather in the first quarter 2020. The impact of weather on residential and commercial net margin is mitigated by weather normalization mechanisms in all jurisdictions.

The following table sets forth the HDD’s by state for the periods indicated:

	Three Months Ended
	September 30,
	2020		2019		2020 vs. 2019	2020	2019
Heating Degree Days	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	22	2	—	2	100%	1,100%	—%
Kansas	55	46	—	46	100%	120%	—%
Texas	10	—	—	—	100%	100%	100%

	Nine Months Ended
	September 30,
	2020		2019		2020 vs. 2019	2020	2019
Heating Degree Days	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	1,947	1,968	2,265	1,968	(14)%	99%	115%
Kansas	2,719	2,901	3,093	2,970	(12)%	94%	104%
Texas	910	1,062	1,054	1,058	(14)%	86%	100%

Normal HDDs are established through rate proceedings in each of our jurisdictions for use primarily in weather normalization billing calculations. See further discussion on weather normalization in our Regulatory Overview section in Part 1, Item 1, “Business,” of our Annual Report. Normal HDDs disclosed above are based on:

•Oklahoma - For years 2016-2020, 10-year weighted average HDDs as of December 31, 2014, as calculated using 11 weather stations across Oklahoma and weighted on average customer count.
•Kansas - For April 2019 and forward, a 30-year rolling average for years 1988-2017 calculated using three weather stations across Kansas and weighted on HDDs by weather station and customers. For 2017 to March 2019, 30-year average for years 1981-2010 published by the National Oceanic and Atmospheric Administration, as calculated using four weather stations across Kansas and weighted on HDDs by weather station and customers.
•Texas - An average of HDDs authorized in our most recent rate proceeding in each jurisdiction and weighted using a rolling 10-year average of actual natural gas distribution sales volumes by service area.

Actual HDDs are based on the quarter-to-date weighted average of:

•11 weather stations and customers by month for Oklahoma;
•3 weather stations and customers by month for Kansas; and
•9 weather stations and natural gas distribution sales volumes by service area for Texas.

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

We believe that the combination of the significant residential component of our customer base, the fixed-charge component of our natural gas sales net margin and our rate mechanisms that we have in place result in a stable cash flow profile and historically has generated stable earnings. Additionally, we have rate mechanisms in place in our jurisdictions that reduce the lag in earning a return on our capital expenditures and provide for recovery of certain changes in our cost of service by allowing for adjustments to rates between rate cases. We anticipate that our cash flow generated from operations and our expected short- and long-term financing arrangements will enable us to maintain our current and planned level of operations and provide us flexibility to finance our infrastructure investments.

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

Short-term Financing - We have a commercial paper program under which we may issue unsecured commercial paper up to a maximum amount of $700 million to fund short-term borrowing needs. The maturities of the commercial paper notes vary but may not exceed 270 days from the date of issue. The commercial paper notes are generally sold at par less a discount representing an interest factor. At September 30, 2020, we had $308.0 million of commercial paper outstanding.

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

The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. At September 30, 2020, our total debt-to-capital ratio was 46 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement.

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

At September 30, 2020, we had $1.2 million in letters of credit issued and no borrowings under the ONE Gas Credit Agreement or the ONE Gas 364-day Credit Agreement, with $948.8 million of remaining credit available to repay our commercial paper borrowings.

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

At September 30, 2020, our long-term debt-to-capital ratio was 42 percent.

Credit Ratings - Our credit ratings as of September 30, 2020, were:

Rating Agency	Rating	Outlook
Moody’s	A2	Stable
S&P	A	Stable

Our commercial paper is rated Prime-1 by Moody’s and A-1 by S&P. We intend to maintain strong credit metrics while we pursue a balanced approach to capital investment and a return of capital to shareholders via a dividend that we believe will be competitive with our peer group.

At-the-Market Equity Program - In February 2020, we initiated an at-the-market equity program by entering into an equity distribution agreement under which we may issue and sell shares of our common stock with an aggregate offering price up to $250 million. Sales of common stock are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. At September 30, 2020, we had issued and sold 179,514 shares of our common stock for $13.6 million, generating proceeds of $13.5 million, and had $236.4 million of equity available for issuance under the program. Proceeds from the program are available for general corporate purposes, which may include repaying or refinancing a portion of our outstanding indebtedness and funding working capital and capital expenditures.

Tax Reform - We have addressed the regulatory liability for EDIT resulting from the Tax Cuts and Jobs Act of 2017 in each of our jurisdictions. The regulatory liability for income tax rate changes represents deferral of the effects of enacted federal and state income tax rate changes on our ADIT and other regulatory liabilities resulting from the effect of the changes in income taxes on our rates.

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

Cash flows for the three months ended September 30, 2020 and 2019, were reduced by approximately $2.2 million and $1.4 million, respectively, for EDIT returned to customers. Cash flows for the nine months ended September 30, 2020 and 2019, were reduced by approximately $11.6 million and $10.3 million, respectively, for EDIT returned to customers.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Nine Months Ended
	September 30,		Variance
	2020	2019	2020 vs. 2019
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$325.3	$288.6	$36.7
Investing activities	(347.8)	(308.8)	(39.0)
Financing activities	10.8	11.5	(0.7)
Change in cash and cash equivalents	(11.7)	(8.7)	(3.0)
Cash and cash equivalents at beginning of period	17.9	21.3	(3.4)
Cash and cash equivalents at end of period	$6.2	$12.6	$(6.4)

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

Operating cash flows were higher for the nine months ended September 30, 2020, compared with the prior period, due primarily to working capital changes resulting from the timing of payments for natural gas purchases.

Investing Cash Flows - Cash used in investing activities increased for the nine months ended September 30, 2020, compared with the prior period, due primarily to an increase in capital expenditures related to increased system integrity activities and extending service to new areas.

Financing Cash Flows - Cash used in financing activities decreased for the nine months ended September 30, 2020, compared with the prior period, due primarily to proceeds from issuance of long-term debt, offset by larger repayments of notes payable.

ENVIRONMENTAL, SAFETY AND REGULATORY MATTERS

COVID-19 - We are providing essential services during the COVID-19 pandemic. We have implemented a comprehensive set of policies, procedures and guidelines to protect the safety of our employees, customers and communities, while continuing to provide natural gas service to our customers. As ordered by our regulators, customer disconnects for nonpayment were suspended from mid-March through May 20, 2020, in Oklahoma, through May 31, 2020, in Kansas, and through October 4, 2020, in some areas of Texas. During the second and third quarters, we have experienced impacts on our results of operations as a result of COVID-19 including, but not limited to: lower late payment, reconnect and collection fees and incremental expenses for bad debts related to the moratoriums on disconnects for nonpayment in each of our rate jurisdictions; incremental expenses for personal protective equipment, cleaning supplies, outside services and other expenses; and lower expenses for travel that has been restricted due to the pandemic. We have received accounting orders in each of our jurisdictions authorizing us to accumulate and defer for regulatory purposes certain incremental costs incurred, including bad debt expenses, and certain lost revenues, net of offsetting expense reductions associated with COVID-19. Going forward, we expect these impacts on our revenues and expenses to continue during the course of the pandemic. We also could experience a possible reduction in revenues from commercial and transportation customers temporarily or permanently impacted by the pandemic.

Environmental Matters - We are subject to multiple historical, wildlife preservation and environmental laws and/or regulations, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, hazardous materials transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits or the discovery of presently unknown environmental conditions may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and nine months ended September 30, 2020 and 2019.

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

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and nine months ended September 30, 2020 and 2019.

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

Pipeline Safety - We are subject to PHMSA regulations, including integrity-management regulations. PHMSA regulations require pipeline companies operating high-pressure transmission pipelines to perform integrity assessments on pipeline segments that pass through densely populated areas or near specifically designated HCAs. In January 2012, the Pipeline Safety, Regulatory Certainty and Job Creation Act was signed into law. The law increased maximum penalties for violating federal pipeline safety regulations and directs the DOT and the Secretary of Transportation to conduct further review or studies on issues that may or may not be material to us. These issues include, but are not limited to, the following:

•an evaluation of whether natural gas pipeline integrity-management requirements should be expanded beyond current HCAs;
•a verification of records for pipelines in class 3 and 4 locations and HCAs to confirm MAOPs; and
•a requirement to test previously untested pipelines operating above 30 percent yield strength in HCAs.

In April 2016, PHMSA published a NPRM, the Safety of Gas Transmission & Gathering Lines Rule, in the Federal Register to revise pipeline safety regulations applicable to the safety of onshore natural gas transmission and gathering pipelines. Proposals include changes to pipeline integrity-management requirements and other safety-related requirements. The NPRM comment period ended July 7, 2016, and comments are under review by PHMSA. As part of the comment review process, PHMSA is being advised by the Technical Pipeline Safety Standards Committee, informally known by PHMSA as the GPAC, a statutorily mandated advisory committee that advises PHMSA on proposed safety policies for natural gas pipelines.  The GPAC reviews PHMSA's proposed regulatory initiatives to assure the technical feasibility, reasonableness, cost-effectiveness and practicality of each proposal. The GPAC has met six times since January 2017 to review public comments and make recommendations to PHMSA. The GPAC completed their review of the NPRM on March 28, 2018, except for gas gathering pipelines. The GPAC met in June 2019 on gas gathering pipelines. In addition to reviewing public and committee comments, PHMSA announced they will split this NPRM into three separate final rulemakings:

•the first final rule addresses the legislative mandates from the Pipeline Safety, Regulatory Certainty and Jobs Creation Act and will be called the Safety of Gas Transmission Pipelines: MAOP Reconfirmation, Expansion of Assessment Requirements, and Other Related Amendments;
•the second final rule will be called the Safety of Gas Transmission Pipelines: Repair Criteria, Integrity Management Improvements, Cathodic Protection, Management of Change, and Other Related Amendments and will cover all remaining elements of the NPRM (except for gas gathering pipelines); and
•the third final rule will be called the Safety of Gas Gathering Pipelines and will address gas gathering pipelines.

A significant number of recommendations have been made to PHMSA to improve the NPRM. The industry trade associations filed joint comments to the “legislative mandates” rulemaking to amend the federal safety regulations applicable to gas transmission and gathering pipelines.

On October 1, 2019, PHMSA published the first of the three final rules referenced above, which addressed the 2011 congressional mandates. This final rule expands integrity management principles beyond HCAs and requires operators to collect traceable, verifiable and complete records moving forward, retain existing and new records for the life of the pipeline, and reconfirm pipeline MAOP in populated areas. The final rule also outlines methods for reconfirming a pipeline’s MAOP within 15 years. The first final rule became effective July 1, 2020. The estimated capital and operating expenditures associated with compliance with the first final rulemaking are not material.

PHMSA has indicated it now expects the second pending rulemaking to be issued as a final rule during 2020. The potential capital and operating expenditures associated with compliance with this pending rulemaking is currently being evaluated and could be significant depending on the final regulations. We do not expect to be impacted by the third final rule, as we do not own gas gathering pipelines.

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

One should not place undue reliance on forward-looking statements, which are applicable only as of the date of this Quarterly Report.  Known and unknown risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements.  Those factors may affect our operations, markets, products, services and prices.  In addition to any assumptions and other factors referred to specifically in connection with the forward-looking statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statement include, among others, the following:

•our ability to recover operating costs, income taxes and amounts equivalent to the cost of property, plant and equipment, regulatory assets and our allowed rate of return in our regulated rates;
•our ability to manage our operations and maintenance costs;
•changes in regulation of natural gas distribution services, particularly those in Oklahoma, Kansas and Texas;
•the economic climate and, particularly, its effect on the natural gas requirements of our residential and commercial customers;
•the length and severity of a pandemic or other health crisis, such as the recent outbreak of COVID-19, including its impacts to our operations, customers, contractors, vendors and employees, and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it, which may (as with COVID-19) precipitate or exacerbate one or more of the above-mentioned and/or other risks, and significantly disrupt or prevent us from operating our business in the ordinary course for an extended period;
•competition from alternative forms of energy, including, but not limited to, electricity, solar power, wind power, geothermal energy and biofuels;
•conservation and energy storage efforts of our customers;
•variations in weather, including seasonal effects on demand, the occurrence of storms and disasters, and climate change;
•indebtedness could make us more vulnerable to general adverse economic and industry conditions, limit our ability to borrow additional funds and/or place us at competitive disadvantage compared with competitors;
•our ability to secure reliable, competitively priced and flexible natural gas transportation and supply, including decisions by natural gas producers to reduce production or shut-in producing natural gas wells and expiration of existing supply and transportation and storage arrangements that are not replaced with contracts with similar terms and pricing;
•the mechanical integrity of facilities operated;
•operational hazards and unforeseen operational interruptions;
•adverse labor relations;
•the effectiveness of our strategies to reduce earnings lag, margin protection strategies and risk mitigation strategies, which may be affected by risks beyond our control such as commodity price volatility and counterparty creditworthiness;
•the availability of and access to, in general, funds to meet our debt obligations prior to or when they become due and to fund our operations and capital expenditures, either through (i) cash on hand, (ii) operating cash flow, or (iii) access to the capital markets;
•changes in the financial markets during the periods covered by the forward-looking statements, particularly those affecting the availability of capital and our ability to refinance existing debt and fund investments and acquisitions;
•actions of rating agencies, including the ratings of debt, general corporate ratings and changes in the rating agencies’ ratings criteria;
•changes in inflation and interest rates;
•our ability to recover the costs of natural gas purchased for our customers;
•impact of potential impairment charges;
•volatility and changes in markets for natural gas;
•possible loss of LDC franchises or other adverse effects caused by the actions of municipalities;
•payment and performance by counterparties and customers as contracted and when due;
•changes in existing or the addition of new environmental, safety, tax and other laws to which we and our subsidiaries are subject;
•the uncertainty of estimates, including accruals and costs of environmental remediation;
•advances in technology, including technologies that increase efficiency or that improve electricity’s competitive position relative to natural gas;
•population growth rates and changes in the demographic patterns of the markets we serve, and conditions in these areas’ housing markets;
•acts of nature and the potential effects of threatened or actual terrorism and war;
•cyber-attacks, which, according to experts, have increased in volume and sophistication since the beginning of the COVID-19 pandemic, or breaches of technology systems that could disrupt our operations or result in the loss or exposure of confidential or sensitive customer, employee or Company information; further, increased remote working arrangements as a result of the pandemic have required enhancements and modifications to our IT infrastructure (e.g. Internet, Virtual Private Network, remote collaboration systems, etc.), and any failures of the technologies, including third-party service providers, that facilitate working remotely could limit our ability to conduct ordinary operations or expose us to increased risk or effect of an attack;
•the sufficiency of insurance coverage to cover losses;
•the effects of our strategies to reduce tax payments;
•the effects of litigation and regulatory investigations, proceedings, including our rate cases, or inquiries and the requirements of our regulators as a result of the Tax Cuts and Jobs Act of 2017;
•changes in accounting standards;
•changes in corporate governance standards;
•discovery of material weaknesses in our internal controls;
•our ability to comply with all covenants in our indentures, the ONE Gas Credit Agreement and the ONE Gas 364-day Credit Agreement, a violation of which, if not cured in a timely manner, could trigger a default of our obligations;
•our ability to attract and retain talented employees, management and directors;
•unexpected increases in the costs of providing health care benefits, along with pension and postretirement health care benefits, as well as declines in the discount rates on, declines in the market value of the debt and equity securities of, and increases in funding requirements for, our defined benefit plans;
•the ability to successfully complete merger, acquisition or divestiture plans, regulatory or other limitations imposed as a result of a merger, acquisition or divestiture, and the success of the business following a merger, acquisition or divestiture; and
•the costs associated with increased regulation and enhanced disclosure and corporate governance requirements pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

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

Counterparty Credit Risk

We assess the creditworthiness of our customers. Those customers who do not meet minimum standards are required to provide security, including deposits and other forms of collateral, when appropriate and allowed by tariff. With approximately 2.2 million customers across three states, we are not exposed materially to a concentration of credit risk. As ordered by our regulators, customer disconnects for nonpayment were suspended from mid-March through May 20, 2020, in Oklahoma, through May 31, 2020, in Kansas, and through October 4, 2020, in some areas of Texas. We have received accounting orders in each of our jurisdictions authorizing us to accumulate and defer for regulatory purposes certain incremental costs incurred, including bad debt expenses, and certain lost revenues, net of offsetting expense reductions associated with COVID-19. Pursuant to these orders, the recovery of any net deferred incremental costs and lost revenues will be determined in future rate cases or alternative rate recovery filings in each jurisdiction. For financial reporting purposes, any amounts deferred as a regulatory asset for future recovery under these accounting orders must be probable of recovery. At September 30, 2020, no regulatory assets have been recorded. We continue to evaluate the impacts of COVID-19 on our business and will record regulatory assets for financial reporting purposes at such time as recovery is deemed probable. We maintain a provision for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, consideration of the current credit environment and other information. We are able to recover the fuel-related portion of bad debts through our purchased-gas cost adjustment mechanisms.

ITEM 4.CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting - In response to the COVID-19 pandemic, we have required employees, some of whom are involved in the operation of our internal controls over financial reporting, to work from home. Despite working remotely, there have been no changes in our internal control over financial reporting during the third quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019; (iv) Consolidated Balance Sheets at September 30, 2020 and December 31, 2019; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019; (vi) Consolidated Statements of Equity for the three and nine months ended September 30, 2020 and 2019; and (vii) Notes to Consolidated Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 3, 2020		ONE Gas, Inc.
Registrant

	By:	/s/ Caron A. Lawhorn
Caron A. Lawhorn
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)