Form 10-K
period 2020-12-31
ONE Gas, Inc.
filed 2021-02-26
CIK 1587732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020.
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the equity securities held by nonaffiliates based on the closing trade price of the registrant on June 30, 2020, was $3.9 billion.

On February 22, 2021, we had 53,243,986 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 27, 2021, are incorporated by reference in Part III.

ONE Gas, Inc.
2020 ANNUAL REPORT

As used in this Annual Report, references to “we,” “our,” “us” or the “Company” refer to ONE Gas, Inc., an Oklahoma corporation, and its predecessors and subsidiaries, unless the context indicates otherwise.

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Annual Report are defined as follows:

AAO	Accounting Authority Order
ADIT	Accumulated deferred income tax
AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2020
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bcf	Billion cubic feet
CDC	Centers for Disease Control and Prevention
CERCLA	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
CFTC	Commodities Futures Trading Commission
Clean Air Act	Federal Clean Air Act, as amended
Clean Water Act	Federal Water Pollution Control Amendments of 1972, as amended
CNG	Compressed natural gas
Code	Internal Revenue Code of 1986, as amended
COSA	Cost-of-Service Adjustment
COVID-19	Coronavirus Disease 2019
DOT	United States Department of Transportation
Dth	Dekatherm
ECP	The ONE Gas, Inc. Amended and Restated Equity Compensation Plan (2018)
EDIT	Excess accumulated deferred income taxes resulting from a change in enacted tax rates
EPA	United States Environmental Protection Agency
EPS	Earnings per share
ESG	Environmental, social and governance
ESPP	The ONE Gas, Inc. Amended and Restated Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
GPAC	Gas Pipeline Advisory Committee
GRIP	Texas Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
Heating Degree Day or HDD	A measure designed to reflect the demand for energy needed for heating based on the extent to which the daily average temperature falls below a reference temperature for which no heating is required, usually 65 degrees Fahrenheit
HCA(s)	High consequence area(s)
IT	Information technology
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
kWh	Kilowatt hour
LDC	Local distribution company
LIBOR	London Interbank Offered Rate
MAOP(s)	Maximum allowable operating pressure(s)
MGP	Manufactured gas plant
MMcf	Million cubic feet
Moody’s	Moody’s Investors Service, Inc.
Net margin	Non-GAAP measure defined as total revenues less cost of natural gas
NOL	Net operating loss
NPRM	Notice of proposed rulemaking
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange

OCC	Oklahoma Corporation Commission
ONE Gas	ONE Gas, Inc.
ONE Gas 2021 Term Loan Facility	ONE Gas’ $2.5 billion two-year unsecured term loan facility
ONE Gas 364-day Credit Agreement	ONE Gas’ $250 million 364-day revolving credit agreement, which expires on April 6, 2021
ONE Gas Credit Agreement	ONE Gas’ $700 million amended and restated revolving credit agreement, which expires on October 4, 2024
OSHA	Occupational Safety and Health Administration
PBRC	Performance-Based Rate Change
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
Pipeline Safety Improvement Act	Pipeline Safety Improvement Act of 2002, as amended
Pipeline Safety, Regulatory Certainty and Job Creation Act	Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011, as amended
PPE	Personal protective equipment
RNG	Renewable natural gas
ROE	Return on equity calculated consistent with utility ratemaking principles in each jurisdiction in which we operate
RRC	Railroad Commission of Texas
S&P	Standard and Poor’s Rating Services
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes	ONE Gas’ registered notes consisting of $300 million of 3.61 percent senior notes due 2024, $300 million of 2.00 percent senior notes due 2030, $600 million of 4.658 percent notes due 2044, and $400 million of 4.50 percent senior notes due 2048
WNA	Weather normalization adjustment(s)
XBRL	eXtensible Business Reporting Language

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

PART I

ITEM 1.    BUSINESS

OUR BUSINESS

ONE Gas, Inc. is incorporated under the laws of the state of Oklahoma. Our common stock is listed on the NYSE under the trading symbol “OGS,” and is included in the S&P MidCap 400 Index. We are a 100-percent regulated natural gas distribution utility, headquartered in Tulsa, Oklahoma, and one of the largest publicly traded natural gas utilities in the United States. We are successor to the company founded in 1906 as Oklahoma Natural Gas Company, which became ONEOK, Inc. (NYSE: OKE) in 1980. On January 31, 2014, ONE Gas officially separated from ONEOK, Inc.

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

OUR STRATEGY

Our mission is to deliver natural gas for a better tomorrow. Our vision is to be a premier natural gas distribution company, creating exceptional value for all stakeholders. Our business strategy is focused on:

•Safety, Compliance and Reliability - We are committed, first and foremost, to pursuing a zero-incident safety and 100-percent compliance culture through programs, procedures, policies, guidelines and other internal controls designed to mitigate risk and incidents that may harm our employees, contractors, customers, the public or the environment. Additionally, a significant portion of our capital spending is focused on the safety, integrity, reliability and efficiency of our natural gas distribution system.

•Fostering a High-performing Workforce - The foundation of our Company is our employees. Our success begins with a values-driven culture and a commitment to developing a skilled, agile, diverse and engaged workforce where every employee understands that they can and do make a difference.

•Investing in Our System - As a result of our commitment to enhance the integrity, reliability and safety of our existing infrastructure, we are making significant investments in our existing system. In addition, as some of our service territories continue to experience economic growth, our capital investments for new service lines and main line extensions to serve new customers, predominately in the seven major metropolitan areas we serve, will further contribute to our growth.

•Maintaining a Conservative Financial Profile - As we increase rate base through system investments, we are focused on maintaining a conservative financial profile and providing our customers with reasonable rates, while providing our shareholders with a competitive total return. We believe that maintaining strong credit ratings is prudent as we seek to access the capital markets to fund capital expenditures and for other general corporate purposes.

•Sustainability - We understand that our stakeholders expect us to operate a sustainable business. We are committed to environmental stewardship, social responsibility and good corporate governance, all evaluated through the lens of our core values of safety, ethics, diversity and inclusion, service and value. We are focused on continually improving practices and disclosures of our ESG-related plans, programs, goals and targets. See “Available Information” for additional information regarding our ESG-related matters.

REGULATORY OVERVIEW

We are subject to the regulations and oversight of the state and local regulatory authorities of the territories in which we operate. Rates and charges for natural gas distribution services are established by the OCC for Oklahoma Natural Gas and by the KCC for Kansas Gas Service. Texas Gas Service is subject to regulatory oversight by the various incorporated cities that it serves, which have primary jurisdiction for their respective service areas. Rates in unincorporated areas of our service territory in Texas and all appellate matters are subject to regulatory oversight by the RRC. These regulatory authorities have the responsibility of ensuring that the utilities in their jurisdictions provide safe and reliable service at a reasonable cost, while providing utility companies the opportunity to earn a fair and reasonable return on their investments.

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

Oklahoma - Oklahoma Natural Gas currently operates under a PBRC mechanism, which provides for streamlined annual rate reviews between rate cases and includes adjustments for incremental capital investment and allowed expenses. Under this mechanism, we have an authorized ROE of 9.5 percent, with a 100 basis point dead-band of 9 to 10 percent. If our achieved ROE is below 9 percent, our base rates are increased upon OCC approval to an amount necessary to restore the ROE to 9.5 percent. If our achieved ROE exceeds 10 percent, the portion of the earnings that exceeds 10 percent is shared with our customers, who receive the benefit of 75 percent of those earnings. We receive the benefit of the remaining 25 percent. Oklahoma Natural Gas was required to make filings pursuant to the PBRC mechanism for the 12 months ended December 31 for each of the years 2016 through 2020. Oklahoma Natural Gas is also required to file a rate case on or before June 30, 2021, based on a test year consisting of the twelve months ended December 31, 2020.

Kansas - Kansas Gas Service files periodic rate cases with the KCC as needed. Between rate cases, Kansas Gas Service adjusts rates through provisions of the GSRS statute. The GSRS statute allows Kansas Gas Service to file for a rate adjustment providing a recovery of and return on qualifying infrastructure investments incurred between rate case filings, including safety-related investments to replace, upgrade or modernize obsolete facilities, as well as projects that enhance the integrity of pipeline system components or extend the useful life of such assets. Eligible investments also include expenditures for relocations and physical and cyber security. The filing cannot occur more often than once every 12 months and the rate adjustment cannot increase the monthly charge by more than $0.80 per residential customer per month compared with the most recent GSRS filing. After five annual filings, Kansas Gas Service is required to file a rate case or cease collection of this surcharge.

Texas - Texas Gas Service provides service to customers in five service areas. These service areas are further divided into the incorporated cities and the unincorporated areas. Periodic rate cases are filed with the cities or the RRC, as needed. Between rate cases, Texas Gas Service can adjust rates through annual filings pursuant to the GRIP statute or an annual COSA filing.

Annual filings under the GRIP statute allow Texas Gas Service to recover taxes and depreciation and to earn a return on the annual net increase in investment for a service area. After the fifth anniversary of the effective date of the rate schedules from our last rate case for a service area, Texas Gas Service is required to file a full rate case. A full rate case may be filed at shorter intervals if desired by either Texas Gas Service or the regulator. Texas Gas Service makes annual GRIP filings for the incorporated cities in three of its service areas and for the unincorporated areas in all five service areas, which combined comprise 89 percent of Texas Gas Service’s customers.

COSA tariffs permit Texas Gas Service to recover return, taxes and depreciation on the annual increases in net investment, as well as annual increases or decreases in certain expenses and revenues. The COSAs have a cap of 3.25 percent to 5 percent on the expense portion of the increase. A full rate case may be filed when desired by Texas Gas Service or the regulator but is not required. Texas Gas Service makes an annual COSA filing for the incorporated cities in two of its service areas, comprising 11 percent of its customers.

Weather normalization - All of our service areas utilize weather normalization mechanisms. These mechanisms are designed to reduce the delivery charge component of customers’ bills for the additional volumes used when actual HDDs exceed normalized HDDs and to increase the delivery charge component of customers’ bills for the reduction in volumes used when actual HDDs are less than normal HDDs. Normal HDDs are established through rate proceedings in each of our jurisdictions.

The following tables provide additional detail on our rate structures and the regulatory mechanisms in each of our jurisdictions:

Division	Jurisdiction	Effective Date of Last Action(1)	Rate Base (millions)(2)	Rate of Return(2)	Equity Ratio(2)	Return on Equity(2)
Oklahoma Natural Gas	OK	June 2020	$1,616	7.06%	56%	9.50%
Kansas Gas Service (3)	KS	December 2020	$1,133	8.60%	N/A	9.30%
Texas Gas Service	Central-Gulf	August 2020	$458	7.46%	59%	9.50%
	West Texas	June 2020	$397	7.28%	60%	9.50%
	Rio Grande Valley	November 2020	$128	7.35%	61%	9.50%
	North Texas	November 2020	$54	7.55%	62%	9.75%
	Borger / Skellytown	December 2020	$10	7.55%	62%	9.75%

Division	Jurisdiction	Interim Rate Adjustment Mechanism	Interim Capital Recovery	WNA	WNA Effective Dates	Energy Efficiency / Conservation Program
Oklahoma Natural Gas	OK	PBRC	Yes	Yes	November - April	Yes
Kansas Gas Service (3)	KS	GSRS	Yes	Yes	January - December	No
Texas Gas Service	Central-Gulf	GRIP	Yes	Yes	September - May	Yes
	West Texas	GRIP	Yes	Yes	September - May	No
	Rio Grande Valley	GRIP / COSA	Yes	Yes	September - May	Yes
	North Texas	GRIP / COSA	Yes	Yes	September - May	No
	Borger / Skellytown	GRIP	Yes	Yes	September - May	No

Division	Jurisdiction	Purchased Gas Riders(4)	Bad Debt Recovery(5)	Expense Trackers(6)
Oklahoma Natural Gas	OK	Yes	Yes	Yes
Kansas Gas Service (3)	KS	Yes	Yes	Yes
Texas Gas Service	Central-Gulf	Yes	Yes	Yes
	West Texas	Yes	Yes	Yes
	Rio Grande Valley	Yes	Yes	Yes
	North Texas	Yes	Yes	Yes
	Borger / Skellytown	Yes	Yes	Yes

(1)	Effective date of last approved rate case or interim filing.
(2)
The rate base, authorized rate of return, authorized debt/equity ratio and authorized return on equity presented in this table are those from the most recent regulatory filing for each jurisdiction. These rate bases, rates of return, debt/equity ratios and returns on equity are not necessarily indicative of current or future rate bases, rates of return, debt/equity ratios or returns on equity.

(3)	Kansas Gas Service’s most recent rate case, approved in February 2019, settled without a determination of rate base, rate of return, authorized debt/equity ratio and authorized return on equity within the settlement. This reflects Kansas Gas Service’s estimate of rate base from that rate case adjusted for approved GSRS filings and the return on equity embedded in the pre-tax carrying charge utilized in its GSRS filing.
(4)	Our purchased gas adjustment mechanisms allow recovery of expenses the Company incurs to purchase natural gas for our customers. These costs are passed on to customers without markup.
(5)	We recover the gas cost portion of bad debts through our various purchased gas cost adjustment mechanisms.
(6)
These trackers represent cost adjustment mechanisms for costs that are subject to significant fluctuations compared to other costs, represent a large component of our cost of service and are generally outside our control. Examples include pension and other postemployment benefits costs for Kansas Gas Service and Texas Gas Service, ad-valorem taxes in Kansas and pipeline integrity testing expenses in Texas.

For the year ended December 31, 2020, approximately 87 percent, 55 percent, and 70 percent of net margin from sales customers were recovered from fixed charges for Oklahoma Natural Gas, Kansas Gas Service, and Texas Gas Service, respectively.

MARKET CONDITIONS AND SEASONALITY

Supply - We purchased 153 Bcf and 174 Bcf of natural gas supply in 2020 and 2019, respectively. Our natural gas supply portfolio consists of contracts with varying terms from a diverse group of suppliers. We award these contracts through competitive-bidding processes to ensure reliable and competitively priced natural gas supply. We acquire our natural gas supply from natural gas processors, marketers and producers.

An objective of our supply-sourcing strategy is to provide value to our customers through reliable, competitively priced and flexible natural gas supply and transportation from multiple production areas and suppliers. This strategy is designed to mitigate the impact on our supply from physical interruption, financial difficulties of a single supplier, natural disasters and other unforeseen force majeure events, as well as to ensure that adequate supply is available to meet the variations of customer demand.

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

Natural gas supply requirements for our sales customers are impacted by weather and economic conditions. The consumption patterns for our customers may change from time-to-time in response to a variety of possible factors, including:
•the occurrence of a significant disruption in natural gas supplies, either by itself, or accompanied by higher or lower natural gas prices;
•the availability of more energy-efficient construction methods;
•fuel switching from natural gas to electricity; and
•residential customers may improve upon the energy efficiency of existing homes by replacing doors and windows, adding insulation and replacing appliances with more efficient appliances.

In each jurisdiction in which we operate, changes in customer-usage profiles are considered in the periodic redesign of our rates.

As of December 31, 2020, we had 48.3 Bcf of natural gas storage capacity under contract with remaining terms ranging from one to ten years and maximum allowable daily withdrawal capacity of approximately 1.3 Bcf. This storage capacity allows us to purchase natural gas during the off-peak season and store it for use in the winter periods. This storage is also needed to assure the reliability of gas deliveries during peak demands for natural gas. Approximately 26 percent of our winter natural gas supply needs for our sales customers is expected to be supplied from storage.

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

Seasonality - Natural gas sales to residential and commercial customers are seasonal, as a substantial portion of their natural gas requirements are for heating. Accordingly, the volume of natural gas sales is normally higher during the months of November through March than in other months of the year. The impact on our margins resulting from weather temperatures that are above or below normal is offset partially through our WNA mechanisms. See the tables above under Regulatory Overview for additional information.

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

The table below contains data related to the cost of delivered natural gas relative to electricity:

Natural Gas vs. Electricity	Oklahoma	Kansas	Texas

Average retail price of electricity / kWh(1)	10.09¢	12.78¢	11.95¢
ONE Gas delivered cost of natural gas / kWh(2)	2.86¢	3.00¢	3.42¢
Natural gas advantage ratio(3)	3.5x	4.3x	3.5x
(1) Source: United States Energy Information Agency, www.eia.gov, for the eleven-month period ended November 30, 2020.
(2) Represents the average delivered cost of natural gas per kWh equivalent to a residential customer, including the cost of the natural gas supplied, fixed customer charge, delivery charges and charges for riders, surcharges and other regulatory mechanisms associated with the services we provide, for the year ended December 31, 2020.
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

CNG - In meeting demand for CNG for motor vehicle transportation, particularly from fleet operators who are attracted to its lower greenhouse gas emissions and operating fuel costs relative to gasoline- or diesel-powered vehicles, we have continued to supply natural gas to CNG fueling stations. Our strategy is to support third-party investment in CNG fueling stations. We deploy capital to connect CNG stations built and operated by third parties to our system. As of December 31, 2020, we supply 151 fueling stations, 33 of which we operate in conjunction with our own fleets. Of the 118 remaining stations, 67 are retail and 51 are private stations. We transported 2.6 million Dth to CNG stations in 2020, which represents a decrease of 6 percent compared with 2019.

RNG and Hydrogen – RNG and hydrogen technologies offer potential opportunities to secure new natural gas supply sources that could be transported on our pipeline system and reduce greenhouse gas emissions. We have begun to make investments in RNG and hydrogen technologies and innovation, including: (1) establishing interconnection guidelines for bringing RNG into our system, (2) working directly with developers and end-use customers to identify potential RNG projects, (3) analyzing pipeline system integrity and gas supply implications, including sourcing opportunities, related to hydrogen use in our system, and (4) partnering with industry groups to develop methodologies regarding hydrogen blending and utilization to allow for intentional sharing and learning across the LDC industry.

ENVIRONMENTAL AND SAFETY MATTERS

See Note 17 of the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report for information regarding environmental and safety matters.

EMPLOYEES

We employed approximately 3,700 people at February 1, 2021, including approximately 700 people at Kansas Gas Service who are subject to collective bargaining agreements. The following table sets forth our contracts with collective bargaining units at February 1, 2021:

Union	Approximate Employees	Contract Expires
The United Steelworkers	400	May 31, 2022
International Brotherhood of Electrical Workers	300	June 30, 2021

The foundation of our Company is our employees and our success begins with a values-driven culture and commitment to developing a skilled, agile, diverse and engaged workforce where every employee understands that they can and do make a difference. Advancing a safe, ethical, inclusive and diverse culture creates an environment that attracts and retains the high-performing workforce needed to successfully execute our strategy. Safety is our number one core value and the foundation of everything we do. Our success is reliant on training and development, performance management and shared responsibility that focuses on engagement and ensures our employees know what is expected to keep themselves, their teammates, our customers and communities safe.

To build a better tomorrow for everyone, we continue to foster a culture that embraces inclusion and diversity and encourages collaboration. Our core values include inclusion and diversity, and we believe in equity and the value and voice of every employee. As part of our commitment, our Inclusion and Diversity Council is chaired by our Chief Executive Officer and includes five employees serving as permanent members, with 14 employees serving as rotating members with two-year terms. The Inclusion and Diversity Council provides governance and guidance for implementing our strategy and sharing our vision of an inclusive and diverse workforce. To promote an inclusive and diverse workforce, we are developing training programs for our employees. Inclusion and diversity are embedded in our selection process and our new-hire orientation, and managing bias training is included in our leadership development program.

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

Name	Age*		Business Experience in Past Five Years
Pierce H. Norton II	60	2014 to present	President, Chief Executive Officer and Director
Caron A. Lawhorn	59	2019 to present	Senior Vice President and Chief Financial Officer
		2014 to 2019	Senior Vice President, Commercial
Joseph L. McCormick	61	2014 to present	Senior Vice President, General Counsel and Assistant Secretary
Curtis L. Dinan	53	2020 to present	Senior Vice President and Chief Commercial Officer
		2019 to 2020	Senior Vice President, Commercial
		2018 to 2019	Senior Vice President and Chief Financial Officer
		2014 to 2018	Senior Vice President, Chief Financial Officer and Treasurer
Robert S. McAnnally	57	2020 to present	Senior Vice President and Chief Operating Officer
		2015 to 2020	Senior Vice President, Operations
Mark A. Bender	56	2015 to present	Senior Vice President, Administration and Chief Information Officer
Jeffrey J. Husen	49	2018 to present	Vice President, Chief Accounting Officer and Controller
		2014 to 2018	Controller
* As of January 1, 2021

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

In addition to filings with the SEC and materials posted on our website, we also use social media platforms as channels of information distribution to reach public investors. Information contained on our website and posted on or disseminated through our social media accounts is not incorporated by reference into this report.

ITEM 1A.    RISK FACTORS

Our investors should consider the following risks that could affect us and our business.  Although we believe we have discussed the key factors, our investors need to be aware that other risks may prove to be important in the future.  New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our financial performance. Investors should carefully consider the following discussion of risks and the other information included or incorporated by reference in this Annual Report, including Forward-Looking Statements, which are included in Part 2, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RISK FACTORS INHERENT IN OUR BUSINESS

Operational Risks

Pandemics or other health crises could have an adverse effect on our business.

Our business and our customers could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the outbreak of COVID-19. The COVID-19 pandemic is having an unprecedented impact on the U.S. and its economy and has created significant uncertainties about the potential adverse effect of the pandemic on the economy, our customers, our employees and supply chain partners. These uncertainties have also resulted in significant volatility within financial markets and a decrease in the value of equity securities, including our common stock.

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

As an essential business, we have implemented business continuity and emergency response plans to continue to provide natural gas services to customers and support our operations, while taking health and safety measures such as implementing worker distancing measures and using a remote workforce where possible. Beginning at the end of the first quarter of 2020, remote working arrangements for our employees increased as a result of the COVID-19 pandemic, requiring enhancements and modifications to our IT infrastructure (e.g. Internet, Virtual Private Network, remote collaboration systems, etc.), and any failures of the technologies, including third-party service providers, that facilitate working remotely could limit our ability to conduct ordinary operations and expose us to increased risk or impact of a cyberattack or data breach. When we begin reintegrating our personnel back into the workplace, having a greater number of employees working from our facilities will likely cause us to incur greater costs related to purchasing more PPE, additional facility sanitation activities and expanding health-screening processes. Shortages in PPE may require us to revise or delay our reintegration plans. Increases in the number of COVID-19 cases in our service areas may also result in delaying or slowing personnel reintegration.

There is no assurance that the continued spread of COVID-19 and efforts to contain the virus (including, but not limited to, voluntary and mandatory quarantines, restrictions on travel, vaccinations, limiting gatherings of people, and reduced operations and extended closures of many businesses and institutions) will not materially impact our business, results of operations and financial condition.

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

The workplaces associated with our facilities are subject to the requirements of DOT and OSHA, and comparable state statutes that regulate the protection of the health and safety of workers. The failure to comply with DOT, OSHA and state requirements or general industry standards, including keeping adequate records or preventing occupational exposure to regulated substances, could expose us to civil or criminal liability, enforcement actions, and regulatory fines and penalties that may not be recoverable through our rates and could have a material adverse effect on our business, financial condition, results of operations and cash flows. Although we employ safety procedures in the design and operation of our facilities, there is a risk that an accident or injury to one of our employees could occur in one of our facilities. Any accident or injury to our employees could result in litigation, operational delays and harm to our reputation, which could negatively affect our business, operating results and financial condition.

Our business is subject to operational hazards and unforeseen interruptions that could materially and adversely affect our business and for which we may not be insured adequately.

We are subject to all of the risks and hazards typically associated with the natural gas distribution business. Operating risks include, but are not limited to, leaks, pipeline ruptures and the breakdown or failure of equipment or processes. Other operational hazards and unforeseen interruptions include adverse weather conditions, accidents, explosions, fires, the collision of equipment or vehicles with our pipeline facilities (for example, this may occur if a third-party were to perform excavation or construction work near our facilities or vehicles colliding with above-ground pipeline facilities) and catastrophic events, such as severe weather events, hurricanes, thunderstorms, tornadoes, sustained extreme temperatures, earthquakes, floods or other similar events beyond our control. Disruptions to the operations of natural gas producers who supply us with natural gas, including due to the loss of power, could disrupt our ability to serve our customers. It is also possible that our facilities, or those of our counterparties or service providers, could be direct targets or indirect casualties of an act of terrorism, including cyber-attacks. Lapses in judgement or failure to follow protocols could lead to warranty and indemnification liabilities or catastrophic accidents, causing property damage or personal injury. A casualty occurrence might result in injury or loss of life, extensive property damage or environmental damage caused to or by employees, customers, contractors, vendors and other third parties. The location of pipeline facilities near populated areas, including residential areas, commercial business centers and industrial gathering places, could increase the level of damages resulting from these risks. Liabilities incurred and interruptions to the operations of our pipelines or other facilities caused by such an event could reduce revenues generated by us and increase expenses, which could have a material adverse effect on our financial condition, results of operations and cash flows. Additionally, our regulators may not allow us to recover part or all of the increased cost related to the foregoing events from our customers, which would adversely affect our earnings and cash flows.

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

The availability of adequate natural gas pipeline transportation and storage capacity and natural gas supply may decrease and impair our ability to meet customers’ natural gas requirements and our financial condition may be adversely affected.

In order to meet customers’ natural gas demands, we rely on and must obtain sufficient natural gas supplies, pipeline transportation and storage capacity from third parties. We must contract for reliable and adequate delivery capacity for our distribution system, while considering the dynamics of the interstate and intrastate pipeline capacity markets, our own in-system resources, as well as the characteristics of our customer base. If we are unable to obtain these, our ability to meet our customers’ natural gas requirements could be impaired. A significant disruption to or reduction in natural gas supply, pipeline capacity or storage capacity due to events including, but not limited to, operational failures or disruptions, severe weather events, hurricanes, thunderstorms, tornadoes, sustained extreme temperatures, earthquakes, floods, freeze off of natural gas wells, terrorist or cyber-attacks or other acts of war, or legislative or regulatory actions, could reduce our normal supply of natural gas. Such severe events may also cause significant reductions in our natural gas in storage, which will take time to replenish, and cause gas restrictions or curtailment of operations and delivery of natural gas to customers including, for example, restrictions and curtailments imposed by regulators during the recent February 2021 winter weather event. These types of events and disruptions could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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

We have implemented a set of policies and procedures that involve both our senior management and the Audit Committee of our Board of Directors to assist us in managing risks associated with our business. These risk-management policies and procedures are intended to align strategies, processes, people, IT and business knowledge so that risk is managed throughout the organization. However, as conditions change and become more complex, current risk measures may fail to assess adequately the relevant risk due to changes in the market and the presence of risks previously unknown to us. Additionally, if employees fail to adhere to our policies and procedures or if our policies and procedures are not effective, potentially because of future conditions or risks outside of our control, we may be exposed to greater risk than we had intended. Ineffective risk-management policies and procedures or violation of risk-management policies and procedures could have a material adverse effect on our earnings, financial condition and cash flows.

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

Our business is dependent upon our operational systems to process a large amount of data and complex transactions. As part of our operations, we come into contact with sensitive information, including personally identifiable information. If any of our financial, operational or other data processing systems fail or have other significant shortcomings, our financial results could be adversely affected. Our financial results could also be adversely affected if an employee or third party causes our operational systems to fail, either as a result of inadvertent error or by deliberately tampering with or manipulating our operational systems. In addition, dependence upon automated systems may further increase the risk that operational system flaws, employee or third-party tampering or manipulation of those systems will result in losses that are difficult to detect or mitigate.

Additionally, certain portions of our IT, customer service, resource management, pipeline and infrastructure installation and maintenance, engineering, payroll and human resources functions that we rely on are provided by third-party vendors. Services provided by third-parties could be disrupted due to events and circumstances beyond our control which could adversely impact our business, financial condition, results of operations and cash flows.

Any cyber or physical security attacks, or threats of such attacks, that affect our distribution facilities, our customers, our suppliers and third-party service providers or any financial data could disrupt normal business operations, expose sensitive information, and/or lead to physical damages that may have a material adverse effect on our business. Physical damage due to a cyber security incident or acts of cyber terrorism could impact services and could lead to material liabilities. As cyber or physical security attacks become more common and sophisticated, we could be required to incur increased costs to strengthen our systems or to obtain additional insurance coverage against potential losses. Federal and state regulatory agencies are increasingly focused on risk related to physical security and cybersecurity in general, and specifically in critical infrastructure sectors, including natural gas distribution. In addition, cyber or physical attacks or threats on our Company, customer and employee data may result in a financial loss and may adversely impact our business, financial condition, results of operations and cash flows. Third-party systems on which we rely could also suffer such attacks or operational system failure.

While we have implemented and continue to evaluate and improve policies, procedures, protective technologies, and controls to prevent and detect cyber or physical security attacks, there is no guarantee that these efforts (or any similar efforts by third parties on which we rely) will be effective against any particular cyber or physical attack or protect us from unauthorized access or damage to our systems. A severe attack or security breach could adversely affect our business reputation, diminish customer confidence, disrupt operations, subject us to financial liability or increased regulation, increase our costs and expose us to material legal claims and liability which may not be fully covered by insurance, and our business, financial condition, results of operations and cash flows could be adversely affected.

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

At February 1, 2021, approximately 700 of our estimated 3,700 employees were represented by collective-bargaining units under collective-bargaining agreements. We are involved periodically in discussions with collective-bargaining units representing some of our employees to negotiate or renegotiate labor agreements. We cannot predict the results of these negotiations, including whether any failure to reach new agreements will have a negative effect on our business, financial condition and results of operations or whether we will be able to reach any agreement with the collective-bargaining units. Any failure to reach agreement on new labor contracts might result in a work stoppage. Any future work stoppage could, depending on the operations and the length of the work stoppage, have a material adverse effect on our financial condition, results of operations and cash flows.

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

There is a growing belief that emissions of greenhouse gases may be linked to global climate change. Climate change creates physical and financial risks. Our customers’ energy needs vary with weather conditions, primarily temperature and humidity. For residential customers, heating and cooling represent their largest energy use. To the extent weather conditions may be affected by climate change, customers’ energy use could increase or decrease depending on the duration and magnitude of any changes. To the extent climate change adversely impacts the economic health of our operating territory, it could adversely impact customer demand or our customers’ ability to pay. A decrease in energy use due to weather changes may affect our financial condition through decreased revenues and cash flows. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions. Weather conditions outside of our operating territory could also have an impact on our revenues and cash flows by affecting natural gas prices. Severe weather impacts our operating territories primarily through severe weather events, hurricanes, thunderstorms, tornadoes, sustained extreme temperatures, earthquakes, floods or other similar events beyond our control. To the extent the frequency of extreme weather events increases, our costs of providing service and our working capital requirements could increase. We may not be able to pass on the higher costs to our customers or recover all the costs related to mitigating these physical risks. To the extent financial markets view climate change and emissions of greenhouse gases as a financial risk, this could adversely affect our ability to access capital markets or cause us to receive less favorable terms and conditions in future financings. Our business could be affected by the potential for lawsuits related to or against greenhouse gas emitters based on the claimed connection between greenhouse gas emissions and climate change, which could adversely impact our business, results of operations and cash flows.

Regulatory and Legislative Risks

Regulatory actions could impact our ability to earn a reasonable rate of return on our invested capital and to fully recover our invested capital, operating costs and natural gas costs.

In addition to regulation by other governmental authorities, we are subject to regulation by the OCC, KCC, RRC and various municipalities in Texas. These authorities set the rates that we charge our customers for our services. Our ability to obtain timely future rate increases depends on regulatory discretion. Significant events, including severe weather events, may result in us experiencing unforeseeable and unprecedented market pricing for gas costs, as well as financing costs related to the payment of gas costs, all or a part of which may not be recoverable through our tariffs in each state where we operate. As such, there can be no assurance that we will be able to obtain rate increases, fully recover our natural gas costs or that our authorized rates of return will continue at the current levels.

We monitor and compare the rates of return we achieve with our allowed rates of return and initiate general and specific rate proceedings as needed. If a regulatory agency were to prohibit us from setting rates that allow for the timely recovery of our costs and a reasonable return by significantly lowering our allowed return or adversely altering our cost allocation, rate design or other tariff provisions, modifying or eliminating cost trackers, prohibiting recovery of regulatory assets or disallowing portions of our expenses, then our earnings could be adversely impacted. Regulatory proceedings also involve a risk of rate reduction, because once a proceeding has been filed, it is subject to challenge by various intervenors. Risks and uncertainties relating to delays in obtaining, or failure to obtain, regulatory approvals, conditions imposed in regulatory approvals, and determinations in regulatory investigations can also impact financial performance. In particular, the timing and amount of rate relief can materially impact results of operations, financial condition and cash flows.

Further, accounting principles that govern our Company permit certain assets that result from the regulatory process to be recorded on our consolidated balance sheets that could not be recorded under GAAP for nonregulated entities. We consider factors such as rate orders from regulators, previous rate orders for substantially similar costs, written approval from the regulators and analysis of recoverability by internal and external legal counsel to determine the probability of future recovery of these assets. If we determine future recovery is no longer probable, we would be required to write off the regulatory assets at that time, which would also adversely affect our financial condition, results of operations and cash flows. Regulatory authorities also review whether our natural gas costs are prudent and can adjust the amount of our natural gas costs that we pass through to our customers. In certain instances, including in the event of significant and severe weather events, we may apply to regulators seeking authority to timely recover extraordinary costs, and our application may not be approved. If any of our natural gas costs or related expenses were disallowed, our results of operations and cash flows would also be adversely affected.

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

Changes in federal and state fiscal, tax and monetary policy could significantly increase our costs and decrease our cash flows.

Changes in federal and state fiscal, tax and monetary policy may result in increased taxes, interest rates, and inflationary pressures on the costs of goods, services and labor or may result in refunding amounts previously collected for deferred taxes to customers on an accelerated basis. This could increase our expenses and capital spending and decrease our cash flows if we are not able to recover or recover timely such increased costs from our customers. This series of events may increase our rates to customers and thus may adversely impact customer growth. Changes in tax rates could adversely affect our cash flows and may increase the cash we pay for income taxes in the future. Changes in monetary or other policies of the federal or state governments may adversely affect the economic climate for the United States, the regions in which we operate or particular industries, such as ours or those of our customers. Any of these events could adversely affect our cash flows, restrict our ability to make capital investments and may cause us to increase debt and take other actions to conserve cash.

Financial, Economic and Market Risks

Unfavorable economic and market conditions could adversely affect our financial condition, earnings and cash flows.

Weakening economic activity in our markets could result in a loss of existing customers, fewer new customers, especially in newly constructed homes and other buildings, or a decline in energy consumption, any of which could adversely affect our revenues or restrict our future growth. It may become more difficult for customers to pay their natural gas bills, leading to slow collections and higher-than-normal levels of accounts receivable, which in turn could increase our financing requirements and bad debt expense. Customers may also experience difficulties paying their natural gas bills in the instance of severe weather events that result in higher usage and higher natural gas prices, exacerbating impacts on our ability to collect and furthering our increasing financing requirements and bad debt expense, which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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

Changes in supply and demand within the natural gas markets, as well as other factors, could cause an increase in the price of natural gas. The increased production in the U.S. of natural gas from shale formations generally has put downward pressure on the wholesale cost of natural gas in recent years; however, other factors could put upward pressure on natural gas prices, including weather-related events, restrictions or regulations on shale natural gas production and waste water disposal, increased demand from natural gas fueled electric power generation and increases in natural gas exports. Market conditions can also lead to short-term price spikes in natural gas prices, such as high demand during periods of extreme cold weather or system constraints at specific delivery locations.

Natural gas costs are passed through to our customers based on the actual cost of the natural gas we purchase and a customer’s consumption. Regulatory authorities review whether our natural gas costs are prudent and can adjust the amount of our natural gas costs that we pass through to our customers. The disallowance of or delay in recovery of our natural gas costs could adversely affect our financial condition, results of operations and cash flows. Additionally, an increase in the price of natural gas could cause us to experience a significant increase in short-term debt because we must pay suppliers for natural gas when purchased.

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

The natural gas distribution business is competitive, and we face competition from other companies that supply energy, including electric companies, private generation, solar energy producers, propane dealers, other renewable energy providers and from other sources of energy for power generation, such as coal or nuclear energy. Significant competitive factors include efficiency, quality and reliability of the services we provide and the price we charge.

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

A downgrade in our credit ratings or placing those ratings on negative outlook or watch could adversely affect our cost of and ability to access capital.

Our ability to obtain adequate and cost-effective financing depends in part on our credit ratings. Our credit ratings are subject to change at any time in the discretion of the applicable rating agencies. Numerous factors, including many of which are not within our control, are considered by the rating agencies in connection with assigning credit ratings. A reduction in our ratings by our rating agencies could adversely affect our costs of borrowing and/or access to sources of liquidity and capital. Such a downgrade could further limit or delay our access to public and private credit markets and increase the costs of borrowing under available credit lines. While the current Moody’s and S&P (collectively, the Rating Agencies) issuer credit ratings for ONE Gas are investment grade, there is no assurance that these credit ratings will not be downgraded. A downgrade of our credit ratings may materially and adversely affect the market prices of our equity and debt securities, the interest rates at which borrowings are made and debt securities and commercial paper are issued, and the various fees on credit facilities. This could make it significantly more costly for us to borrow money, to issue debt securities and to raise certain other types of capital and/or complete additional financings. Such negative credit rating actions, as well as the reasons for such actions, could materially and adversely affect our cash flows, results of operations and financial condition and the market price of, and our ability to pay the principal of and interest on, our debt securities. Should our credit ratings be downgraded, it could limit or delay our ability to obtain additional financing in the future for working capital, capital expenditures and acquisitions when necessary or desirable. In addition, our pool of investors and prospective creditors would likely decrease. An increase in borrowing costs without the ability to recover these higher costs in the rates charged to our customers could adversely affect our results of operations, financial condition and cash flows by limiting our ability to earn our allowed rate of return.

Moreover, most of our large suppliers and counterparties require an expected level of creditworthiness in order for them to enter into transactions with us. If our credit ratings decline, the costs to operate our business could increase because counterparties could require the posting of collateral in the form of cash-related instruments, or counterparties could decline to do business with us.

Demand for natural gas is highly weather sensitive and seasonal, and weather conditions may cause our earnings to vary from year to year.

Our earnings can vary from year to year, depending in part on weather conditions, which directly influence the volume of natural gas delivered to customers. Natural gas sales to residential and commercial customers are seasonal, as a substantial portion of their natural gas requirements are for heating during the winter months. Warmer-than-normal weather can reduce our utility margins as customer consumption declines. We have implemented WNA mechanisms for our sales to customers in Oklahoma, Kansas and Texas, which are designed to reduce our earnings sensitivity to weather. WNA mechanisms require us to increase customer billings to offset lower natural gas usage when weather is warmer than normal and decrease customer billings to offset higher natural gas usage when weather is colder than normal. If our rates and tariffs are modified to curtail such weather protection programs, then we would be exposed to additional risk associated with weather. As a result of occurrences of the foregoing, our results of operations, financial condition and cash flows could vary and be impacted adversely.

Emerging technologies may cause disruption in utility services, which may adversely affect our customer growth, earnings and cash flows.

Commercial technologies that advance electrification and increase energy efficiency in some aspects of the economy, such as transportation or heating, could negatively impact the demand for natural gas. We may not be able to quickly adapt to changes resulting from rapidly advancing technologies that may result in a reduction in demand for our services. This could slow customer growth and even cause customers to reduce or cease using natural gas which could have a material adverse effect on our financial condition, results of operations and cash flows.

An impairment of goodwill and long-lived assets could reduce our earnings.

At December 31, 2020, we had approximately $158 million of goodwill recorded on our Consolidated Balance Sheet. Goodwill is recorded when the purchase price of a business exceeds the fair market value of the tangible and separately measurable intangible net assets. GAAP requires us to test goodwill for impairment on an annual basis or when events or circumstances occur indicating that goodwill might be impaired. Long-lived assets with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we determine that impairment is indicated, we would be required to take an immediate noncash charge to earnings with a correlative effect on our equity and balance sheet leverage as measured by debt to total capitalization, which could adversely impact our financial condition and results of operations.

We may be unable to access capital or our cost of capital may increase significantly which may adversely affect our results of operations, cash flows and financial condition.

Our ability to obtain adequate and cost-effective financing is dependent upon the liquidity of the financial markets, in addition to our financial condition and credit ratings. Disruptions in the capital and credit markets could adversely affect our ability to access short-term and long-term capital. Access to funds under our ONE Gas Credit Agreement, our commercial paper program, our ONE Gas 364-day Credit Agreement and our ONE Gas 2021 Term Loan Facility will be dependent on the ability of the participating banks to meet their funding commitments and any issues with lenders causing them to stop purchasing our commercial paper. Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity. Disruptions and volatility in the global credit markets could cause the interest rate we pay on our ONE Gas Credit Agreement, our ONE Gas 2021 Term Loan Facility, our commercial paper program, and our ONE Gas 364-day Credit Agreement, which is based on LIBOR, to increase. This could result in higher interest rates on future financings and could impact the liquidity of the lenders under our ONE Gas Credit Agreement, our ONE Gas 2021 Term Loan Facility and our ONE Gas 364-day Credit Agreement, potentially impairing their ability to meet their funding commitments to us. Disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation or failures of significant financial institutions could adversely affect our access to capital needed for our business. The inability to access adequate capital or an increase in the cost of capital may require us to conserve cash, prevent or delay us from making capital expenditures, and require us to reduce or eliminate our dividend or other discretionary uses of cash. A significant reduction in our liquidity could cause a negative change in our ratings outlook or even a reduction in our credit ratings. This could in turn further limit our access to credit markets and increase our costs of borrowing. Additionally, as we have recently entered into the ONE Gas 2021 Term Loan Facility in February 2021, our additional indebtedness may limit our ability to borrow additional funds, if needed, or prevent us from raising the funds on commercially reasonable terms, or on terms acceptable to us, or at all.

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

The cost of providing pension and other postemployment health care benefits to eligible employees and qualified retirees is subject to changes in pension fund values, changing demographics and other factors and may increase our costs. In addition, the passage of the Patient Protection and Affordable Care Act in 2010 and the Consolidated Appropriations Act in 2021 and the potential revision, repeal and/or replacement of either of these acts could increase the cost of health care benefits for our employees. Further, the costs to us of providing such benefits and related funding requirements are subject to the continued and timely recovery of such costs through our rates which may adversely affect our cash flows and earnings.

We have defined benefit pension plans and other postemployment welfare plans for certain eligible employees. Our defined benefit plans are closed to new participants. Our other postemployment welfare plans subsidize costs for providing postemployment medical benefits and life insurance. The cost of providing these benefits to eligible current and former employees is subject to changes in the market value of our pension and other postemployment benefit plan assets, changing demographics, including longer life expectancy of plan participants and their beneficiaries, current and future legislative changes, changes in health care costs, changes in discount rates used to calculate liability, and various actuarial calculations and assumptions.

Any sustained declines in equity markets and reductions in bond values may have a material adverse effect on the value of our pension and other postemployment benefit plan assets. In these circumstances, additional cash contributions to our pension and other postemployment benefit plans may be required, which could have a material adverse impact on our financial condition and cash flows.

In addition, the costs of providing health care benefits to our employees could increase over the next several years due in large part to the Patient Protection and Affordable Care Act of 2010 and the Consolidated Appropriations Act in 2021, and the potential revision, repeal and/or replacement of either of these acts. The future costs of compliance with the provisions are difficult to measure at this time. Also, our costs of providing such benefits and related funding requirements could also materially increase in the future, depending on the timing of the recovery, if any, of such costs through our rates, which could adversely impact our financial condition and cash flows.

Our financing arrangements subject us to various restrictions that could limit our operating flexibility, earnings and cash flows.

The covenants in the indenture governing our Senior Notes, our ONE Gas Credit Agreement and the ONE Gas 364-day Credit Agreement restrict our ability to create or permit certain liens, to consolidate or merge or to convey, transfer or lease substantially all of our properties and assets.

The ONE Gas Credit Agreement and the ONE Gas 364-day Credit Agreement include a requirement that our debt to total capital ratio may not exceed 70 percent as of the end of any calendar quarter. Events beyond our control could impair our ability to satisfy this requirement. As long as our indebtedness remains outstanding, these restrictive covenants could impair our ability to expand or pursue our growth strategy. The ONE Gas 364-day Credit Agreement is scheduled to mature in April 2021.

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

Some of our debt, including borrowings under our ONE Gas Credit Agreement, our ONE Gas 364-day Credit Agreement and our commercial paper program, is based on variable rates of interest, which could result in higher interest expenses in the event of an increase in interest rates.

We are exposed to fluctuations in variable interest rates. This increases our exposure to fluctuations in market interest rates. Amounts borrowed under the ONE Gas Credit Agreement, the ONE Gas 364-day Credit Agreement and commercial paper program are based on variable rates of interest. If these rates rise, the interest rate on this debt will also increase. Therefore, an increase in these rates will increase our interest payment obligations and have a negative effect on our cash flows and financial position.

Conditions in the financial markets and economic conditions generally may materially adversely affect us.

Our business is capital intensive and we rely significantly on long-term debt to fund a portion of our capital expenditures and repay outstanding debt, and on short-term borrowings to fund a portion of day-to-day business operations.

Limitations on the availability of credit and increases in interest rates or credit spreads may materially adversely affect our businesses, cash flows, results of operations, financial condition and/or prospects, as well as our ability to meet contractual and other commitments. In difficult credit market environments, we may find it necessary to fund our operations and capital expenditures at a higher cost or we may be unable to raise as much funding as we need to support new or ongoing business activities. This could cause us to reduce non-safety related capital expenditures and could increase our cost of servicing debt, both of which could significantly reduce our short-term and long-term profitability.

Other factors can affect the availability and cost of credit for our businesses, as well as the terms of equity and debt financing, including:

•adverse changes to laws and regulations in the states in which we operate;
•the overall health of the energy industry;
•volatility in natural gas prices;
•changes in tax law;
•credit ratings downgrades; and
•general economic and financial market conditions.

We are dependent on continued access to the credit and capital markets to execute our business strategy.

Our long-term debt is currently rated as “investment grade” by the Rating Agencies. We rely upon access to both short-term and long-term credit and capital markets to satisfy our liquidity requirements. If adverse credit conditions or a downgrade in our ratings outlook were to cause a significant limitation on our access to the private credit and public capital markets, we could see a reduction in our liquidity. A significant reduction in our liquidity could in turn trigger a negative change in our ratings outlook or even a reduction in our credit ratings by one or more of the credit rating agencies. Such a downgrade could further limit our access to private credit and/or public capital markets and increase our costs of borrowing.

While we believe we can meet our capital requirements from our operations and the sources of financing available to us, we can provide no assurance that we will continue to be able to do so in the future, especially if the market price of natural gas increases significantly or there are regulatory constraints on our ability to recover gas or financing costs. The future effects on our business, liquidity and financial results of a deterioration of current conditions in the credit and capital markets could be material and adverse to us, both in the ways described above or in other ways that we do not currently anticipate.

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

Our certificate of incorporation, bylaws and Oklahoma law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the raider and to encourage prospective acquirers to negotiate with our Board of Directors rather than to attempt a hostile takeover. These provisions include, among others:
•rules regarding how shareholders may present proposals or nominate directors for election at shareholder meetings; and
•the right of our Board of Directors to issue preferred stock without shareholder approval.

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

GENERAL RISK FACTORS

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

We may pursue acquisitions, divestitures and other strategic opportunities which, if not successful, may adversely impact our results of operations, cash flows and financial condition.

As part of our strategic objectives, we may pursue acquisitions to complement or expand our business, as well as divestitures and other strategic opportunities. We may not be able to successfully negotiate, finance or receive regulatory approval for future acquisitions or integrate the acquired businesses with our existing business and services. These efforts may also distract our management and employees from day-to-day operations and require substantial commitments of time and resources. Future acquisitions could result in potentially dilutive issuances of equity securities, a decrease in our liquidity as a result of our using a significant portion of our available cash or borrowing capacity to finance the acquisition, the incurrence of debt, contingent liabilities and amortization expenses and substantial goodwill. The effects of these strategic decisions may have long-term implications that are not likely to be known to us in the short-term. Changing political climates and public attitudes may adversely affect the ongoing acceptability of strategic decisions that have been made (and, in some cases, previously approved by regulators) to the detriment of the Company. We may be materially and adversely affected if we are unable to successfully integrate businesses that we acquire.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The following table sets forth the approximate miles of distribution mains and transmission pipeline as of December 31, 2020:

Properties (miles)	OK	KS	TX	Total
Distribution	19,000	11,600	10,600	41,200
Transmission	700	1,500	300	2,500
Total properties	19,700	13,100	10,900	43,700

We lease approximately 400 thousand square feet of office space and other facilities for our operations. In addition, we have 48.3 Bcf of natural gas storage capacity under contract, with maximum allowable daily withdrawal capacity of approximately 1.3 Bcf.

ITEM 3.    LEGAL PROCEEDINGS

See Note 17 of the Notes to Consolidated Financial Statements in this Annual Report for information regarding legal proceedings.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET HOLDERS AND DIVIDENDS

Our common stock is listed on the NYSE under the trading symbol “OGS.”

At February 22, 2021, there were 10,601 registered shareholders of our common stock.

In January 2021, we declared a dividend of $0.58 per share ($2.32 per share on an annualized basis) for shareholders of record as of February 19, 2021, payable on March 5, 2021.

Performance Graph

The following performance graph compares the performance of our common stock with the S&P MidCap 400 Index, the Dow Jones Industrial Average and a ONE Gas peer group during the period beginning December 31, 2015 and ending on December 31, 2020. This graph assumes a $100 investment in our common stock and in each of the indices at the beginning of the period and a reinvestment of dividends paid on such investments throughout the period.

Value of $100 Investment Assuming Reinvestment of Dividends at December 31, 2015, Through December 31, 2020, among ONE Gas, Inc., the S&P MidCap 400 Utilities Index, the S&P MidCap 400 Index, the Dow Jones Industrial Average and the ONE Gas peer group

$225
$200
$175
$150
$125
$100
Dec-15
Dec-16
Dec-17
Dec-18
Dec-19
Dec-20
ONE Gas, Inc.
S&P MidCap 400 Utilities Index
S&P MidCap 400 Index
Dow Jones Industrial Average
ONE Gas Peer Group*

	Cumulative Total Return As of Each Year Ending
	December 31,
	2016	2017	2018	2019	2020
ONE Gas, Inc.	$130.46	$153.03	$170.47	$205.04	$172.79
S&P MidCap 400 Utilities Index	$127.35	$141.47	$151.11	$172.76	$148.81
S&P MidCap 400 Index	$120.74	$140.35	$124.80	$157.49	$179.00
Dow Jones Industrial Average	$116.50	$149.24	$144.05	$180.56	$198.11
ONE Gas Peer Group*	$123.38	$141.21	$144.43	$169.20	$146.47
* The ONE Gas peer group used in this graph is the same peer group that will be used in determining our level of performance under our 2020 performance units at the end of the three-year performance period and is comprised of the following companies: Alliant Energy Corporation; Atmos Energy Corporation; Avista Corporation; CenterPoint Energy, Inc.; Chesapeake Utilities Corporation; CMS Energy Corporation; New Jersey Resources Corporation; NiSource Inc.; Northwest Natural Holding Company; NorthWestern Corporation; South Jersey Industries Inc.; Southwest Gas Holdings, Inc.; and Spire Inc.

ITEM 6.    SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and Notes to Consolidated Financial Statements in this Annual Report.

EXECUTIVE SUMMARY

We are a 100-percent regulated natural gas distribution company. As such, our regulators determine the rates we are allowed to charge for our service based on the revenue requirements needed to achieve our authorized rates of return. We earn revenues from the delivery of natural gas, but do not earn a profit on the natural gas that we deliver, as those costs are passed through to our customers at cost. The primary components of our revenue requirements are the amount of capital invested in our business, which is also known as rate base, our allowed rate of return on our capital investments and our recoverable operating expenses, including depreciation, interest expense and income taxes. Our rates have both a fixed and a variable component, with approximately 72 percent of our natural gas sales net margin in 2020 derived from fixed monthly charges to our sales customers. The variable component of our rates is dependent on the consumption of natural gas, which is impacted primarily by the weather and, to a lesser extent, economic activity. While we have WNA mechanisms that adjust sales customers’ bills when actual HDDs differ from normalized HDDs, these mechanisms are in place for only a portion of the year, except in Kansas, and do not offset all fluctuations in usage resulting from weather variability. Accordingly, the weather can have either a positive or negative impact on our financial performance.

Our financial performance, therefore, is contingent on a number of factors, including: (1) our regulatory construct and outcomes, which determine the rates we are allowed to charge for our service and the authorized rates of return on our investments in rate base; (2) the consumption of natural gas, which impacts the amount of our net margin derived from the variable component of our rates; (3) customer growth; (4) our operating performance, which impacts our operating expenses; and (5) the perceived value of natural gas relative to other energy sources, particularly electricity, which influences our customers’ choice of natural gas to provide a portion of their energy needs.

We are subject to regulatory requirements for pipeline integrity and environmental compliance. These requirements impact our operating expenses and the level of capital expenditures required for compliance. Historically, our regulators have allowed recovery of these expenditures. However, because integrity and environmental regulation is changing constantly, our capital and operating expenditures to comply are changing as well.  Although we believe our regulators will continue to allow recovery of such expenditures in the future, we will continue to make these expenditures with no assurance about if, or over what period, we will be permitted to recover them.

RECENT DEVELOPMENTS

2021 February Winter Weather Event - A historic winter weather event in February 2021 impacted supply, market pricing and demand for natural gas in a number of states, including our service territories of Kansas, Oklahoma, and Texas. During this time, the governors of Kansas, Oklahoma, and Texas, each declared a state of emergency, and certain regulatory agencies issued emergency orders that impacted the utility and natural gas industries, including statewide utilities curtailment programs and orders requiring jurisdictional natural gas and electric utilities to do all things possible and necessary to ensure that natural gas and electricity utility services continue to be provided to their customers. Due to the historic nature of this winter weather event, we experienced unforeseeable and unprecedented market pricing for gas costs in our Kansas, Oklahoma, and Texas jurisdictions, which resulted in aggregated natural gas purchases for the month of February of approximately $2.2 billion. These purchases are generally payable at the end of March 2021.

On February 22, 2021, we entered into the ONE Gas 2021 Term Loan Facility to enhance our liquidity position as part of the financing of our natural gas purchases in order to provide sufficient liquidity to satisfy our obligations as a result of the 2021 winter weather event and the repayment of indebtedness.

Our purchased gas costs are recoverable through our tariffs in each state where we operate. Due to the higher level of gas purchase costs during the 2021 winter event, we are working with regulators to extend the recovery periods of such costs in order to lessen the immediate customer impact. In that regard, the Kansas Corporation Commission and the Railroad Commission of Texas each authorized certain utilities, including local natural gas distribution companies, to record a regulatory asset to account for the extraordinary costs associated with this winter weather event, including but not limited to gas purchase costs and other costs related to the procurement and transportation of gas supply. We have also filed a motion with the Oklahoma Corporation Commission to seek comparable authority in Oklahoma to record a regulatory asset to account for the extraordinary costs, including carrying costs, associated with this winter weather event. An administrative law judge has recommended approval of our motion by the Oklahoma Corporation Commission.

See “Regulatory Activities”, “Liquidity”, Note 2 of the Notes to the Consolidated Financial Statements and Item 1A, “Risk Factors” in this Annual Report for additional discussion of the effects of this winter weather event on us.

COVID-19 - Throughout the COVID-19 pandemic, we have continued to provide essential services to our customers. We have implemented a comprehensive set of policies, procedures and guidelines to protect the safety of our employees, customers and communities. The following summarizes actions we have taken and the impact on our operations:

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

Our business continuity planning and investments in IT enabled an orderly transition to remote work for approximately 50 percent of our employees. For those employees who continue to report to our offices and service centers, the reduced number of employees working in these locations provides space for social distancing. We have implemented health screenings at all of our employee work locations, which include a self-assessment health screening application using mobile devices and automated thermal temperature checks at our larger facilities. We routinely disinfect employee work locations, placing emphasis on high-touch surfaces in common areas. For employees who continue to interact with customers, we are providing additional PPE in accordance with CDC and OSHA guidelines.

In addition, we have implemented a Paid Pandemic Leave Policy, increased medical benefits for COVID-19 testing and vaccination and are reminding employees of our benefit plans and programs for their financial, physical and mental health and well-being.
Customers	For customers requesting service orders, we have implemented protocols to determine whether someone in the home has been exposed to COVID-19. Employees entering customers’ homes are provided appropriate PPE in accordance with CDC and OSHA guidelines to protect themselves and our customers. Customers are also asked to provide for social distancing while our employees are in the customer’s home.

As ordered by our regulators, customer disconnects for nonpayment were suspended from mid-March through May 20, 2020, in Oklahoma, through May 31, 2020, in Kansas, and through December 31, 2020, in some areas of Texas. As of December 31, 2020, we have temporarily suspended disconnects for safety reasons across all of our jurisdictions due to the level of COVID-19 infection. Customers who are finding it difficult to pay their bills are being encouraged to contact us so we can work with them to establish alternative payment arrangements and advise them of public-assistance programs that may be available.
Operations	Although we have experienced employee absences due to our protocols for self-isolation of employees who may be exhibiting symptoms or who may have been exposed to or contracted the COVID-19 virus, we have continued, and expect to continue, to execute our work in the field, including our capital work for system integrity, pipeline replacements and extending service to new customers. Our work going forward could be impacted if we do not have access to the PPE needed to keep our employees and customers safe or experience a significant increase in employee and contractor absences.

Supply Chain	We are actively managing the materials, supplies and contract services necessary for our operations. We utilize a diverse group of suppliers and contractors and are in frequent contact with our vendors to understand their ability to continue to provide the materials, supplies and services we require. To date, we have not experienced significant disruption to our supply chain and have no indication of significant disruptions in the future. Our suppliers and contractors could be impacted if they, or the businesses they rely on, experience a significant increase in employee absences.

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

At December 31, 2020, we had short-term liquidity available through our commercial paper program, credit facilities and cash on hand totaling $538.6 million.

In April 2020, we issued $300 million of 2.00 percent senior notes due 2030. The proceeds from the issuance were used to reduce the amount of our outstanding commercial paper and for general corporate purposes.

We believe our investment-grade credit ratings and strong balance sheet will enable us to access sources of liquidity that are adequate to support our current and planned level of operations.

During the year ended December 31, 2020, impacts on our results of operations as a result of COVID-19 include but are not limited to:

•lower late payment, reconnect and collection fees and incremental expenses for bad debts related to the suspension of disconnects for nonpayment in each of our rate jurisdictions;
•incremental expenses for PPE, cleaning supplies, outside services and other expenses; and
•lower expenses for travel and employee training that have been restricted due to the pandemic.

Going forward, we expect continuing impacts on our revenues and expenses during the course of the pandemic. We also could experience a possible reduction in revenues from commercial and transportation customers temporarily or permanently impacted by the pandemic. We have received accounting orders in each of our jurisdictions authorizing us to accumulate and defer for regulatory purposes certain incremental costs incurred, including bad debt expenses, and certain lost revenues, net of offsetting expense reductions associated with COVID-19. Pursuant to these orders, the recovery of any net incremental costs and lost revenue will be determined in future rate cases or alternative rate recovery filings in each jurisdiction. For financial reporting purposes, any amounts deferred as a regulatory asset for future recovery under these accounting orders must be probable of recovery. At December 31, 2020, no regulatory assets have been recorded. We continue to evaluate the impacts of COVID-19 on our business and will record regulatory assets for financial reporting purposes at such time as recovery is deemed probable. Accordingly, there could be a delay in the recognition of amounts that may be approved for recovery until the conclusion of future regulatory proceedings.

See “Regulatory Activities,” “Financial Results and Operating Information,” “Capital Expenditures and Asset Removal Costs,” Note 11 and Note 17 of the Notes to Consolidated Financial Statements and Item 1A, “Risk Factors” in this Annual Report for additional discussion of the effects of COVID-19 on us.

At-the-Market Equity Program - In February 2020, we initiated a $250 million at-the-market equity program. Proceeds from the program are available for general corporate purposes, which may include repaying or refinancing a portion of our outstanding indebtedness and funding working capital and capital expenditures. See “Liquidity and Capital Resources” in this Annual Report for additional discussion.

Dividend - In January 2021, we declared a dividend of $0.58 per share ($2.32 per share on an annualized basis) for shareholders of record as of February 19, 2021, payable on March 5, 2021.

REGULATORY ACTIVITIES

Oklahoma - On February 12, 2021, the governor of Oklahoma declared a state of emergency for all 77 counties in the state of Oklahoma in light of expected severe weather and freezing temperatures associated with a winter weather event. The declaration cited anticipated damage to private and public properties and utilities, including electric, gas, and water systems, within the state of Oklahoma.

On February 16, 2021, the Oklahoma Corporation Commission approved an Emergency Order (the “OCC Order”) (i) directing natural gas and electric utilities to prioritize deliveries of natural gas and electricity for services necessary for life, health, and public safety, and natural gas to electric generation facilities that serve human needs customers, and (ii) directing local utilities to communicate with their customers in order to reduce all non-essential energy consumption, and to reduce load in a safe and reasonable manner. The OCC Order recognized that the severe weather conditions resulted in increased commodity prices for both gas and electric utilities, along with issues relating to commodity acquisition, line pressure, and supply shortages. The OCC Order expired on February 20, 2021.

In order to reduce the impact on customers, on February 19, 2021, Oklahoma Natural Gas filed a motion with the Oklahoma Corporation Commission to seek the authority to record a regulatory asset to account for the extraordinary costs, including costs associated with gas purchases, other operational costs and carrying costs, associated with this winter weather event. These costs will be subject to a review for reasonableness and accuracy in future regulatory proceedings. On February 25, 2021, an administrative law judge recommended for approval by the OCC an interim order granting a motion to establish a regulatory asset. The order states that Oklahoma Natural Gas shall defer to a regulatory asset the extraordinary costs associated with this unprecedented winter weather event, including commodity costs incorporating escalated spot and daily index prices, operational costs and carrying costs. The order identifies that decisions related to the recovery of the deferred costs will be addressed at a later date. The recommendation from the administrative law judge will next be considered by the OCC.

In June 2020, the OCC issued an order permitting the creation of regulatory assets and deferrals related to COVID-19. Each utility is authorized under the OCC’s order to record as a regulatory asset increased bad debt expenses, costs associated with expanded payment plans, waived fees, and incremental expenses that are directly related to the suspension of or delay in disconnection of service (or the reconnection of service) beginning March 15, 2020, as a result of the governor’s executive order declaring a state of emergency. In addition, the OCC recognizes that utilities report taking many steps to ensure the continuity of utility service, while protecting utility personnel, customers, and the general public. Such steps include procuring additional PPE, increasing sanitation efforts at facilities, implementing health-screening processes, and securing temporary facilities for potential sequestration of critical operations personnel. The OCC has stated it supports the continuation of these critical response and planning efforts and acknowledges such efforts cause incremental costs that it will allow to be deferred and reviewed in a future rate case. The OCC’s deferral authorization does not bind the OCC to any specific treatment of these items in any future proceeding, nor does it prohibit the OCC from considering the effect of any operational savings, or other financial impacts that may occur as a result of COVID-19. The recovery of the regulatory assets and deferrals will be addressed in the next rate case that is required to be filed on or before June 30, 2021.

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

Kansas - On February 14, 2021, the governor of Kansas issued a State of Disaster Emergency due to wind chill warnings and stress on utility and natural gas providers caused by the significantly colder than normal weather from a winter weather event. The executive order also urged Kansas citizens to conserve energy to help ensure a continued supply of natural gas and electricity and keep their own personal costs down. The declaration also noted that due to increased energy demand and natural gas supply constraints caused by sub-zero temperatures, utilities at the time were experiencing wholesale natural gas prices anywhere from 10 to 100 times higher than normal.

On February 15, 2021, the KCC issued an Emergency Order (i) directing all jurisdictional natural gas and electric utilities to coordinate efforts and take all reasonably feasible, lawful, and appropriate actions to ensure adequate delivery of natural gas and electricity to interconnected, non-jurisdictional utilities in Kansas, (ii) requiring jurisdictional natural gas and electric utilities to do all things possible and necessary to ensure that natural gas and electricity utility services continue to be provided to their customers in Kansas, and (iii) allowing those electric and natural gas distribution utilities who incur extraordinary costs to ensure their customers and other interconnected customers continue to receive utility service during this unprecedented cold weather event to defer those costs to a regulatory asset account. Once this weather event is over, each jurisdictional utility will be required to file a compliance report detailing the extent of such costs incurred and present a plan to minimize the financial impacts of this event on ratepayers over a reasonable time frame. These costs will be subject to review for reasonableness and accuracy in future regulatory proceedings. Kansas Gas Service expects to file its compliance report in the first quarter of 2021.

In August 2020, Kansas Gas Service submitted an application to the KCC requesting an increase of approximately $7.8 million related to its GSRS. This filing incorporates the effect on the requested GSRS rate increase of a bill amending the Kansas income tax code that eliminates public utilities regulated by the KCC from paying Kansas state income taxes beginning January 1, 2021. In September 2020, Kansas Gas Service submitted an errata to the application which modified the requested increase to approximately $7.5 million. In November 2020, the KCC approved the increase effective December 2020.

In May 2020, a bill amending the Kansas state income tax code was signed into law that exempts public utilities regulated by the KCC from paying Kansas state income taxes beginning January 1, 2021, and authorizes the KCC to adjust utility rates for the elimination of Kansas state income tax beginning January 1, 2021. As a result of the enactment of this legislation, we remeasured our ADIT. As a regulated entity, the reduction in ADIT of $81.5 million was recorded as an EDIT regulatory liability and will be refunded to our customers. This adjustment had no material impact on our income tax expense and no impact on our cash flows for the year ended December 31, 2020. The bill stipulates that, if requested by the utility, this EDIT will be returned to Kansas customers over a period of no less than 30 years, with the exact timing to be determined in our next general rate proceeding. In August 2020, Kansas Gas Service submitted an application to the KCC to reduce its base rates to reflect the elimination of Kansas state income taxes by approximately $4.9 million. In December 2020, the KCC approved the reduction, effective January 1, 2021. See Notes 11 and 15 of the Notes to Consolidated Financial Statements in this Annual Report for additional information.

In April 2020, Kansas Gas Service filed an application with the KCC for an AAO to accumulate and defer certain incremental costs incurred, including bad debt expenses and lost revenues, as well as associated carrying costs, related to COVID-19 beginning March 1, 2020, for recovery in Kansas Gas Service’s next rate case filing. In July 2020, the KCC approved the request for an AAO subject to the recommendations set forth in its Staff Report and Recommendation and clarifications sought by Kansas Gas Service. The AAO provides notice that Kansas Gas Service may identify, track, document, accumulate, and defer in a regulatory asset extraordinary costs (net of any cost decreases) and lost revenue, plus carrying costs, associated with the COVID-19 pandemic. The KCC states that approval of the AAO is not a finding that tracked costs and lost revenue will be included in future rates; rather, any determination regarding recoverability will occur in a future rate proceeding. In a separate order applicable to all regulated utilities, the KCC approved the deferral of bad debt expense and late payment fees associated with the suspension of disconnection activity and customer protection provisions. The recovery, the carrying charges and amortization period will be determined in Kansas Gas Service’s next rate case or alternative rate recovery filing.

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

In June 2018, Kansas Gas Service filed a request with the KCC for an increase in base rates, reflecting investments in system improvements and changes in operating costs necessary to maintain the safety and reliability of its natural gas distribution system, as well as addressing the tax issues resulting from the Tax Cuts and Jobs Act of 2017. In February 2019, the KCC issued an order that included a net base rate increase of $18.6 million and a GSRS pre-tax carrying charge of approximately 9.1 percent. Kansas Gas Service was already recovering $2.9 million from customers through the GSRS, therefore, this order represents a total base rate increase of $21.5 million. The increase in base rates reflects an amortization credit for the refund of EDIT over a period in compliance with the tax normalization rules for the portions stipulated by the Code and five years for all other components of EDIT. Additionally, the settlement provides for extending application of the WNA rider to small transportation customers and the implementation of a tracker for cybersecurity expenses.

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

Texas - On February 12, 2021, the governor of Texas declared a state of disaster for all 254 counties in Texas in response to the then-forecasted weather conditions. The declaration certified that severe winter weather posed an imminent threat due to prolonged freezing temperatures, heavy snow, and freezing rain statewide.

Also, on February 12, 2021, the RRC issued an Emergency Order to temporarily implement a statewide utilities curtailment program intended to protect residences, hospitals, schools, churches, and other human needs customers. On February 17, 2021, the RRC extended its Emergency Order issued on February 12, 2021, to February 23, 2021.

On February 13, 2021, the RRC issued a Notice to Local Distribution Companies that acknowledged that, due to the demand for natural gas during this winter weather event, natural gas utility LDCs may be required to pay extraordinarily high prices in the market for natural gas and may be subjected to other extraordinary costs when responding to the event. The RRC also encouraged natural gas utilities to continue to work to ensure that the citizens of the State of Texas are provided with safe and reliable natural gas service. To partially defer and reduce the impact on customers for these costs that ultimately are reflected in customer bills, the RRC authorized LDCs to record a regulatory asset to account for the extraordinary costs associated with this winter weather event, including but not limited to gas cost and other costs related to the procurement and transportation of gas supply. These costs will be subject to review for reasonableness and accuracy in future regulatory proceedings.

In April 2020, the RRC issued an order authorizing utilities to use a regulatory accounting mechanism and a subsequent process through which Texas Gas Service may seek future recovery of incremental expenses resulting from the effects of COVID-19, including bad debt and associated credit and collections costs, waived fees and other reasonable and necessary incremental costs to address the impact of COVID-19. The timing of any recovery will be determined as we work with our regulators.

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

Central-Gulf Service Area - In February 2021, Texas Gas Service made GRIP filings for all customers in the Central-Gulf service area, requesting an increase of $10.7 million to be effective in the third quarter of 2021.

In 2019, Texas Gas Service filed a rate case for all customers in the Central Texas and Gulf Coast service areas, seeking a rate increase of $15.6 million and a $1.3 million credit to customers associated with EDIT, and requesting to consolidate the two service areas into one. In August 2020, the RRC approved all terms of a settlement, including a $10.3 million increase in base rates, as well as consolidation of the Central Texas service area and the Gulf Coast service area into a new Central-Gulf service area. The RRC also approved an $8.5 million credit to customers associated with EDIT. The settlement included an ROE of 9.5 percent and a capital structure with equity of 59 percent and debt of 41 percent, and new rates became effective in August 2020.

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

Other Texas Service Areas - In the normal course of business, Texas Gas Service has filed rate cases and sought GRIP and COSA increases in various other Texas jurisdictions to address investments in rate base and changes in expenses. Annual rate increases associated with these filings that were approved totaled $1.8 million, $1.9 million and $1.6 million for the years ended December 31, 2020, 2019, and 2018, respectively.

In 2018, Texas Gas Service requested a total of $11.1 million of decreases to rates for customers in its service areas due to the reduction of the federal corporate income tax rate, and one-time refunds totaling $6.6 million for the reduction in the federal corporate income tax rate for the period between January 1, 2018, to the dates new rates were implemented. The requests for the decreases in rates and the one-time refunds were approved and new rates, where applicable, became effective in the second half of 2018. Four service areas in Texas have authorized EDIT to be credited to customers annually. The timing of the return of EDIT to customers in our remaining service area in Texas will be determined as we work with our regulators.

EDIT - The treatment of EDIT by our regulators is not expected to have a material impact on earnings, as any reduction or credit in rates is offset by a reduction in income tax expense, which includes the amortization of the regulatory liability as a credit in income tax expense. During the years ended December 31, 2020 and 2019, we credited income tax expense $17.4 million and $12.8 million, respectively, for the amortization of the regulatory liability associated with EDIT that was returned to customers. No amortization of the regulatory liability associated with EDIT returned to customers was recorded in 2018. See “Liquidity and Capital Resources - Tax Reform” and Note 15 of the Notes to Consolidated Financial Statements for additional discussion of the Tax Cuts and Jobs Act of 2017.

OTHER

Certain costs to be recovered through the ratemaking process have been capitalized as regulatory assets. Should recovery cease due to regulatory actions, certain of these assets may no longer meet the criteria for recognition and accordingly, a write-off of regulatory assets and stranded costs may be required. There were no write-offs of regulatory assets resulting from the failure to meet the criteria for capitalization during 2020, 2019 or 2018.

FINANCIAL RESULTS AND OPERATING INFORMATION

Selected Financial Results - Net income was $196.4 million, or $3.68 per diluted share, $186.7 million, or $3.51 per diluted share, and $172.2 million, or $3.25 per diluted share, for the years ended December 31, 2020, 2019 and 2018, respectively. We operate in one reportable business segment: regulated public utilities that deliver natural gas to residential, commercial and transportation customers. We evaluate our financial performance principally on net income.

The following table sets forth certain selected financial results for our operations for the periods indicated:

				Variances		Variances
	Years Ended December 31,			2020 vs. 2019		2019 vs. 2018
Financial Results	2020	2019	2018	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars, except percentages)
Natural gas sales	$1,389.2	$1,508.1	$1,492.4	$(118.9)	(8)%	$15.7	1%
Transportation revenues	114.1	114.1	109.7	—	—%	4.4	4%
Other revenues	27.0	30.5	31.6	(3.5)	(11)%	(1.1)	(3)%
Total revenues	1,530.3	1,652.7	1,633.7	(122.4)	(7)%	19.0	1%
Cost of natural gas	537.4	687.9	714.6	(150.5)	(22)%	(26.7)	(4)%
Net margin	992.9	964.8	919.1	28.1	3%	45.7	5%
Operating costs	494.5	489.1	470.6	5.4	1%	18.5	4%
Depreciation and amortization	194.9	180.4	160.1	14.5	8%	20.3	13%
Operating income	$303.5	$295.3	$288.4	$8.2	3%	$6.9	2%
Net income	$196.4	$186.7	$172.2	$9.7	5%	$14.5	8%
Capital expenditures and asset removal costs	$512.2	$465.1	$447.4	$47.1	10%	$17.7	4%

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

The following table sets forth reconciliation of net margin to the most directly comparable GAAP measure for the periods indicated:

				Variances		Variances
	Years Ended December 31,			2020 vs. 2019		2019 vs. 2018
Non-GAAP Reconciliation	2020	2019	2018	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars, except percentages)
Total revenues	$1,530.3	$1,652.7	$1,633.7	$(122.4)	(7)%	$19.0	1%
Cost of natural gas	537.4	687.9	714.6	(150.5)	(22)%	(26.7)	(4)%
Net margin	$992.9	$964.8	$919.1	$28.1	3%	$45.7	5%

The following table sets forth our net margin by type of customer for the periods indicated:

				Variances		Variances
	Years Ended December 31,			2020 vs. 2019		2019 vs. 2018
Net Margin	2020	2019	2018	Increase (Decrease)		Increase (Decrease)
Natural gas sales	(Millions of dollars, except percentages)
Residential	$711.1	$681.0	$644.1	$30.1	4%	$36.9	6%
Commercial and industrial	132.8	131.5	127.1	1.3	1%	4.4	3%
Other	7.9	7.7	6.6	0.2	3%	1.1	17%
Net margin on natural gas sales	851.8	820.2	777.8	31.6	4%	42.4	5%
Transportation revenues	114.1	114.1	109.7	—	—%	4.4	4%
Other revenues	27.0	30.5	31.6	(3.5)	(11)%	(1.1)	(3)%
Net margin	$992.9	$964.8	$919.1	$28.1	3%	$45.7	5%

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

				Variances		Variances
	Years Ended December 31,			2020 vs. 2019		2019 vs. 2018
Net Margin on Natural Gas Sales	2020	2019	2018	Increase (Decrease)		Increase (Decrease)
Net margin on natural gas sales	(Millions of dollars, except percentages)
Fixed margin	$610.3	$590.2	$553.9	$20.1	3%	$36.3	7%
Variable margin	241.5	230.0	223.9	11.5	5%	6.1	3%
Net margin on natural gas sales	$851.8	$820.2	$777.8	$31.6	4%	$42.4	5%

2020 vs. 2019 - Net margin increased $28.1 million due primarily to the following:
•an increase of $23.1 million from new rates;
•an increase of $10.1 million in residential sales due primarily to net customer growth;
•an increase of $2.1 million in rider and surcharge recoveries due to a higher ad-valorem surcharge in Kansas, which was offset with higher regulatory amortization expense in depreciation and amortization expense; and
•an increase of $1.3 million due to the beneficial impact of a retroactive CNG federal excise tax credit, offset partially by:
•a decrease of $4.3 million due to lower fees associated with collection activities and late payments primarily related to the suspensions of disconnects for nonpayment in response to the COVID-19 pandemic in each of our rate jurisdictions;
•a decrease of $2.8 million due to lower transport volumes primarily in Kansas; and
•a decrease of $0.9 million due to lower sales volumes, net of weather normalization, primarily in Kansas and Oklahoma from warmer weather in 2020 compared with the same period in 2019. For 2020, heating degree days in Oklahoma and Kansas were 12% and 11% lower, respectively, compared with 2019.

Operating costs increased $5.4 million due primarily to the following:
•an increase of $6.4 million in expenses related to our response to the COVID-19 pandemic;
•an increase of $5.4 million in bad debt expense;
•an increase of $2.6 million in ad-valorem taxes; and
•an increase of $2.1 million in insurance expense, offset partially by:
•a decrease of $4.8 million in expenses for travel and employee training that have been impacted by the COVID-19 pandemic;
•a decrease of $3.3 million in legal-related costs;
•a decrease of $1.4 million in materials for pipeline repair and maintenance activities; and
•a decrease of $1.0 million in outside service costs.

The portion of the decrease in late payment, reconnect and collection fees resulting from the suspension of disconnects for nonpayment in response to the COVID-19 pandemic and increased bad debt expense and the net incremental expenses related to the COVID-19 pandemic are eligible for future recovery under the regulatory orders we have received in each of our jurisdictions. For financial reporting purposes, the amounts deferred as a regulatory asset for future recovery under the accounting orders must be probable of recovery. At December 31, 2020, no regulatory assets have been recorded. We continue to evaluate the impacts of COVID-19 on our business and will record regulatory assets for financial statement purposes at such time as recovery is deemed probable.

Depreciation and amortization expense increased $14.5 million due primarily to an increase in depreciation from our capital expenditures being placed in service and an increase in amortization of the ad-valorem surcharge rider in Kansas.

Other Factors Affecting Net Income - Other factors that affect net income include a $1.3 million decrease, compared with 2019, in income tax expense due to a higher credit to income tax expense from the amortization of EDIT of $4.6 million, offset partially by the increase in income before income taxes.

EDIT - The return of EDIT to our customers is not expected to have a material impact on earnings, as any reduction or credit in rates is offset by a reduction in income tax expense. During the years ended December 31, 2020 and 2019, we credited income tax expense $17.4 million and $12.8 million, respectively, for the amortization of the regulatory liability associated with EDIT that was returned to customers. No amortization of the regulatory liability associated with EDIT returned to customers was recorded in 2018. See “Liquidity and Capital Resources” and Note 11 of the Notes to Consolidated Financial Statements for additional discussion of the Tax Cuts and Jobs Act of 2017.

Capital Expenditures and Asset Removal Costs - Our capital expenditures program includes expenditures for pipeline integrity, extending service to new areas, modifications to customer service lines, increasing system capabilities, pipeline replacements, automated meter reading, government-mandated pipeline relocations, fleet, facilities, IT assets and cybersecurity. It is our practice to maintain and upgrade our infrastructure, facilities and systems to ensure safe, reliable and efficient operations. Asset removal costs include expenditures associated with the replacement or retirement of long-lived assets that result from the construction, development and/or normal use of our assets, primarily our pipeline assets.

Capital expenditures and asset removal costs increased $47.1 million for 2020, compared with 2019, due primarily to increased system integrity activities, extension of service to new areas and higher government relocation activities. Our capital expenditures and asset removal costs are expected to be approximately $540 million for 2021, although the amount and timing of these expenditures could be impacted by the COVID-19 pandemic. While we have not experienced a significant impact to our capital expenditures program for the year ended December 31, 2020, our capital activity for 2021 could experience a delay if conditions associated with COVID-19 worsen, impacting employee absences, or our supply chain for contract labor, materials and supplies, which may cause us to suspend or curtail certain business operations for an indefinite period.

Selected Operating Information - The following tables set forth certain selected operating information for the periods indicated:

	Years Ended								Variances
	December 31,								2020 vs. 2019
(in thousands)	2020				2019				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	814	589	641	2,044	804	584	631	2,019	10	5	10	25
Commercial and industrial	75	50	35	160	74	50	35	159	1	—	—	1
Other	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	6	6	1	13	6	6	1	13	—	—	—	—
Total customers	895	645	680	2,220	884	640	670	2,194	11	5	10	26

	Years Ended								Variances
	December 31,								2019 vs. 2018
(in thousands)	2019				2018				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	804	584	631	2,019	798	583	624	2,005	6	1	7	14
Commercial and industrial	74	50	35	159	74	50	35	159	—	—	—	—
Other	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	6	6	1	13	5	6	1	12	1	—	—	1
Total customers	884	640	670	2,194	877	639	663	2,179	7	1	7	15

The increase in the average number of customers for 2020, compared with 2019, is due primarily to the connection of new customers resulting from the extension and expansion of our system in our service areas. For 2020, our average customer count includes 26,400 new customer connections compared to 22,300 in 2019. Also contributing to the increase is a reduction in disconnects for nonpayment by our customers as a result of suspensions of collection activities in response to the COVID-19 pandemic.

The following table reflects the total volumes delivered, excluding the effects of WNA mechanisms on sales volumes:

	Years Ended December 31,
Volumes (MMcf)	2020	2019	2018
Natural gas sales
Residential	121,967	128,723	128,393
Commercial and industrial	36,169	40,690	40,743
Other	2,427	2,688	2,505
Total sales volumes delivered	160,563	172,101	171,641
Transportation	224,531	224,304	220,884
Total volumes delivered	385,094	396,405	392,525

Total volumes delivered decreased for 2020, compared with 2019, due primarily to warmer weather in the fourth quarter 2020. The impact of weather on residential and commercial net margin is mitigated by WNA mechanisms in all jurisdictions.

The following table sets forth the HDD’s by state for the periods indicated:

	Years Ended
	December 31,
	2020		2019		2020 vs. 2019	2020	2019
HDDs	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	3,253	3,264	3,716	3,264	(12)%	100%	114%
Kansas	4,408	4,722	4,971	4,791	(11)%	93%	104%
Texas	1,580	1,779	1,803	1,773	(12)%	89%	102%

	Years Ended
	December 31,
	2019		2018		2019 vs. 2018	2019	2018
HDDs	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	3,716	3,264	3,771	3,263	(1)%	114%	116%
Kansas	4,971	4,791	5,012	4,914	(1)%	104%	102%
Texas	1,803	1,773	1,738	1,782	4%	102%	98%

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

Selected financial results and operating information for 2019, compared with 2018, is described in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2019.

CONTINGENCIES

We are a party to various litigation matters and claims that have arisen in the normal course of our operations. While the results of litigation and claims cannot be predicted with certainty, we believe the reasonably possible losses from such matters, individually and in the aggregate, are not material. Additionally, we believe the probable final outcome of such matters will not have a material adverse effect on our results of operations, financial position or cash flows. See Note 17 of the Notes to Consolidated Financial Statements in this Annual Report for information with respect to legal proceedings.

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

Our ability to access capital markets for debt and equity financing under reasonable terms depends on market conditions, our financial condition and credit ratings. By maintaining a conservative financial profile and stable revenue base, we expect to maintain credit ratings at a level that supports our access to diverse sources of capital at favorable rates for capital investments and expenses.

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

The ONE Gas Credit Agreement contains customary events of default. Upon the occurrence of certain events of default, the obligations under the ONE Gas Credit Agreement may be accelerated and the commitments may be terminated. The ONE Gas Credit Agreement also contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. The ONE Gas Credit Agreement also contains customary affirmative and negative covenants, including covenants relating to liens, indebtedness of subsidiaries, investments, changes in the nature of business, fundamental changes, transactions with affiliates, burdensome agreements, and use of proceeds. In the event of a breach of certain covenants by ONE Gas, amounts outstanding under the ONE Gas Credit Agreement may become due and payable immediately. At December 31, 2020, our total debt-to-capital ratio was 47 percent, and we were in compliance with all covenants under the ONE Gas Credit Agreement.

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

Both the ONE Gas Credit Agreement and the ONE Gas 364-day Credit Agreement utilize LIBOR as the reference rate for determining interest to accrue on borrowings under the respective agreements. In the event LIBOR is not available, and such circumstances are unlikely to be temporary, our lenders for each respective agreement may establish an alternative interest rate for the impacted loans by replacing LIBOR with one or more secured overnight financing-based rates or another alternate benchmark rate.

At December 31, 2020, we had $1.2 million in letters of credit issued and no borrowings under the ONE Gas Credit Agreement or the ONE Gas 364-day Credit Agreement, with $948.8 million of combined remaining credit available to repay our commercial paper borrowings.

We have a commercial paper program under which we may issue unsecured commercial paper up to a maximum amount of $700 million to fund short-term borrowing needs. The maturities of the commercial paper notes may vary, but may not exceed 270 days from the date of issue. The commercial paper notes are generally sold at par less a discount representing an interest factor. At December 31, 2020, we had $418.2 million of commercial paper outstanding.

Long-Term Debt - On February 22, 2021, we entered into the ONE Gas 2021 Term Loan Facility to enhance our liquidity position as part of the financing of our natural gas purchases in order to provide sufficient liquidity to satisfy our obligations as a result of the 2021 winter weather event and the repayment of indebtedness.

The ONE Gas 2021 Term Loan Facility provides for a $2.5 billion unsecured term loan facility. Proceeds of the loans under the ONE Gas 2021 Term Loan Facility will be available for natural gas purchases as a result of the 2021 winter weather event and the repayment of indebtedness. The ONE Gas 2021 Term Loan Facility matures two years after the loans are funded under the ONE Gas 2021 Term Loan Facility. The loans under the ONE Gas 2021 Term Loan Facility will bear interest at a “Eurodollar Rate” or a “Base Rate” as specified in the ONE Gas 2021 Term Loan Facility, plus a margin specified in the ONE Gas 2021 Term Loan Facility which adjusts based on our debt ratings and the outstanding amount of loans remaining under the ONE Gas 2021 Term Loan Facility. Outstanding loans or commitments under the ONE Gas 2021 Term Loan Facility are required to be prepaid or reduced, as applicable, with the net cash proceeds received by ONE Gas or any of its subsidiaries from certain debt and equity issuances.

The ONE Gas 2021 Term Loan Facility contains customary conditions to borrowing, and customary affirmative and negative covenants, including a financial ratio maintenance covenant requiring us to maintain a total debt-to-capital ratio of no more than 72.5 percent at the end of any calendar quarter through December 31, 2021, and 70 percent at the end of any calendar quarter thereafter. The ONE Gas 2021 Term Loan Facility also contains various customary events of default, the occurrence of which could result in a termination of the lenders’ commitments and the acceleration of all of our obligations thereunder.

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

At December 31, 2020, our long-term debt-to-capital ratio was 41 percent.

Credit Ratings - Our credit ratings as of December 31, 2020, were:

Rating Agency	Rating	Outlook
Moody’s	A2	Stable
S&P	A	Stable

Our commercial paper was rated Prime-1 by Moody’s and A-1 by S&P as of December 31, 2020.

On February 23, 2021, our credit ratings changed as follows:

Rating Agency	Rating	Outlook
Moody’s	A3	Negative
S&P	BBB+	Negative

Also on February 23, 2021, the ratings on our commercial paper changed to Prime-2 by Moody’s and A-2 by S&P.

We intend to maintain credit metrics at a level that supports our balanced approach to capital investment and a return of capital to shareholders via a dividend that we believe will be competitive with our peer group.

At-the-Market Equity Program - In February 2020, we initiated an at-the-market equity program by entering into an equity distribution agreement under which we may issue and sell shares of our common stock with an aggregate offering price up to $250 million. Sales of common stock are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. At December 31, 2020, we had issued and sold 179,514 shares of our common stock for $13.6 million, generating proceeds, net of issuance costs, of $13.5 million, and had $236.4 million of equity available for issuance under the program. Proceeds from the program are available for general corporate purposes, which may include repaying or refinancing a portion of our outstanding indebtedness and funding working capital and capital expenditures.

Tax Reform - We have addressed the regulatory liability for EDIT resulting from the Tax Cuts and Jobs Act of 2017 in each of our jurisdictions. Our regulatory liability for income tax rate changes represents deferral of the effects of enacted federal and state income tax rate changes on our ADIT and other regulatory liabilities resulting from the effect of the changes in income taxes on our rates.

In May 2020, a bill amending the Kansas state income tax code was signed into law that exempts public utilities regulated by the KCC from paying Kansas state income taxes beginning January 1, 2021. As a result of the enactment of this legislation, we remeasured our ADIT. As a regulated entity, the reduction in ADIT of $81.5 million was recorded as an EDIT regulatory liability and will be refunded to our customers. This adjustment had no material impact on our income tax expense and no impact on our cash flows for the year ended December 31, 2020. The bill stipulates that, if requested by the utility, this EDIT will be returned to Kansas customers over a period of no less than 30 years, with the exact timing to be determined in our next general rate proceeding. In August 2020, Kansas Gas Service submitted an application to the KCC to reduce its base rates to reflect the elimination of Kansas state income taxes by approximately $4.9 million. In December 2020, the KCC approved the reduction, effective January 1, 2021.

Cash flows for years ended December 31, 2020 and 2019 were reduced by approximately $17.4 million and $12.8 million, respectively, for EDIT returned to customers. No amortization of the regulatory liability associated with EDIT returned to customers was recorded in 2018.

Pension and Other Postemployment Benefit Plans - We did not make any material contributions to our defined benefit pension plan or other postemployment plans in 2020. During 2019, we contributed $29.2 million to our defined benefit pension plan and $6.2 million to our other postemployment benefit plans. Information about our pension and other postemployment benefits plans, including anticipated contributions, is included under Note 14 of the Notes to Consolidated Financial Statements in this Annual Report.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Years Ended December 31,			Variances
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$364.5	$310.4	$467.7	$54.1	$(157.3)
Investing activities	(470.4)	(422.9)	(394.5)	(47.5)	(28.4)
Financing activities	96.0	109.1	(66.3)	(13.1)	175.4
Change in cash and cash equivalents	(9.9)	(3.4)	6.9	(6.5)	(10.3)
Cash and cash equivalents at beginning of period	17.9	21.3	14.4	(3.4)	6.9
Cash and cash equivalents at end of period	$8.0	$17.9	$21.3	$(9.9)	$(3.4)

Operating Cash Flows - Changes in cash flows from operating activities are due primarily to changes in net margin and operating expenses discussed in Financial Results and Operating Information, the effects of tax reform discussed in Regulatory Activities and changes in working capital. Changes in natural gas prices and demand for our services or natural gas, whether because of general economic conditions, variations in weather not mitigated by WNAs, changes in supply or increased competition from other service providers, could affect our earnings and operating cash flows. Typically, our cash flows from operations are greater in the first half of the year compared with the second half of the year.

2020 vs. 2019 - Cash flows from operating activities were higher in 2020 compared with 2019, due primarily to working capital changes resulting from the timing of payments for natural gas purchases.

Investing Cash Flows - 2020 vs. 2019 - Cash used in investing activities increased for 2020, compared to 2019, due primarily to capital expenditures for increased system integrity activities and extending service to new areas.

Financing Cash Flows - 2020 vs. 2019 - Cash provided by financing activities for 2020 decreased, compared with 2019, due primarily to proceeds from issuance of long-term debt, offset by larger repayments on notes payable.

2019 vs. 2018 - Cash flows in 2019, compared with 2018, are described in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2019.

ENVIRONMENTAL, SAFETY AND REGULATORY MATTERS

COVID-19 - Throughout the COVID-19 pandemic, we have continued to provide essential services to our customers. We have implemented a comprehensive set of policies, procedures and guidelines to protect the safety of our employees, customers and communities. As ordered by our regulators, customer disconnects for nonpayment were suspended from mid-March through May 20, 2020, in Oklahoma, through May 31, 2020, in Kansas, and through December 31, 2020, in some areas of Texas. As of December 31, 2020, we have temporarily suspended disconnects for safety reasons in all of our jurisdictions due to the level of COVID-19 infection. Since the onset of the pandemic in the first quarter of 2020, we have experienced impacts on our results of operations including, but not limited to: lower late payment, reconnect and collection fees and incremental expenses for bad debts related to the suspensions of disconnects for nonpayment; incremental expenses for PPE, cleaning supplies, outside services and other expenses; and lower expenses for travel and employee training that have been impacted by the pandemic. We have received accounting orders in each of our jurisdictions authorizing us to accumulate and defer for regulatory purposes certain incremental costs incurred, including bad debt expenses, and certain lost revenues, net of offsetting expense reductions associated with COVID-19. Pursuant to these orders, the recovery of any net incremental costs and lost revenues will be determined in future rate cases or alternative rate recovery filings in each jurisdiction. For financial reporting purposes, any amounts deferred as a regulatory asset for future recovery under these accounting orders must be probable of recovery. At December 31, 2020, no regulatory assets have been recorded. We continue to evaluate the impacts of COVID-19 on our business and will record regulatory assets for financial reporting purposes at such time as recovery is deemed probable. Going forward, we expect continuing impacts on our revenues and expenses during the course of the pandemic. We also could experience a possible reduction in revenues from commercial and transportation customers temporarily or permanently impacted by the pandemic.

Environmental Matters - We are subject to multiple historical, wildlife preservation and environmental laws and/or regulations, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, hazardous materials transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits or the discovery of presently unknown environmental conditions may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation, and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during 2020, 2019, or 2018.

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

We have an AAO that allows Kansas Gas Service to defer and seek recovery of costs necessary for investigation and remediation at, and nearby, these 12 former MGP sites that are incurred after January 1, 2017, up to a cap of $15.0 million, net of any related insurance recoveries. Costs approved for recovery in a future rate proceeding would then be amortized over a 15-year period. The unamortized amounts will not be included in rate base or accumulate carrying charges. Following a determination that future investigation and remediation work approved by the KDHE is expected to exceed $15.0 million, net of any related insurance recoveries, Kansas Gas Service will be required to file an application with the KCC for approval to increase the $15.0 million cap. At December 31, 2020 and 2019, we have deferred $18.8 million and $9.8 million, respectively, for accrued investigation and remediation costs pursuant to our AAO. Kansas Gas Service expects to file an application as soon as practicable after the KDHE approves the plans we have submitted and anticipates that filing will occur in 2021.

We have completed or are addressing removal of the source of soil contamination at all 12 sites and continue to monitor groundwater at eight of the 12 sites according to plans approved by the KDHE. In 2019, we completed a project to remove a source of contamination and associated contaminated materials at the twelfth site where no active soil remediation had previously occurred. A remediation plan was submitted to the KDHE concerning this site in 2020 and the KDHE has provided comments that we are addressing. We are also working on a remediation plan that will be submitted to the KDHE in 2021 for an additional site.

As a result of our work to investigate and remediate the environmental impacts of our MGP sites in 2020, we estimated the potential costs associated with additional investigation and remediation to be in the range of $9.1 million to $23.3 million. A single reliable estimate of the remediation costs for these sites was not feasible due to the amount of uncertainty in the ultimate remediation approach that will be utilized. Accordingly, in 2020, we recorded an adjustment to our reserve of $9.1 million, which also increased our regulatory asset pursuant to our AAO in Kansas, as we believe recovery of these costs is probable through our existing AAO or future regulatory filings. At December 31, 2020 and 2019, the reserve for remediation of our MGP sites was $14.5 million and $5.8 million, respectively.

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

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during 2020, 2019 or 2018.

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

In April 2016, PHMSA published a NPRM, the Safety of Gas Transmission & Gathering Lines Rule, in the Federal Register to revise pipeline safety regulations applicable to the safety of onshore natural gas transmission and gathering pipelines. Proposals included changes to pipeline integrity management requirements and other safety-related requirements. The NPRM comment period ended July 7, 2016, and comments were reviewed by PHMSA. As part of the comment review process, PHMSA was advised by the Technical Pipeline Safety Standards Committee, informally known by PHMSA as the GPAC, a statutorily mandated advisory committee that advises PHMSA on proposed safety policies for natural gas pipelines.  The GPAC reviews PHMSA's proposed regulatory initiatives to assure the technical feasibility, reasonableness, cost-effectiveness and practicality of each proposal. The GPAC met six times since January 2017 to review public comments and make recommendations to PHMSA. The GPAC completed their review of the NPRM on March 28, 2018, except for gas gathering pipelines. The GPAC met in June 2019 on gas gathering pipelines. In addition to reviewing public and committee comments, PHMSA announced they would split this NPRM into three separate final rulemakings:

•the first final rule addresses the legislative mandates from the Pipeline Safety, Regulatory Certainty and Jobs Creation Act and is called the Safety of Gas Transmission Pipelines: MAOP Reconfirmation, Expansion of Assessment Requirements, and Other Related Amendments;
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

On October 1, 2019, PHMSA published the first of the three final rules referenced above, which addressed the 2011 congressional mandates. This final rule expands integrity management principles beyond HCAs and requires operators to collect traceable, verifiable and complete records moving forward, retain existing and new records for the life of the pipeline, and reconfirm pipeline MAOP in populated areas. The final rule also outlines methods for reconfirming a pipeline’s MAOP within 15 years. The first final rule became effective July 1, 2020. The estimated capital and operating expenditures associated with compliance with the first final rule were not material.

PHMSA has not yet issued the second final rule. The potential capital and operating expenditures associated with compliance with this rule are currently being evaluated and could be significant depending on the final regulations. We do not expect to be impacted by the third final rule, as we do not own gas gathering pipelines.

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

Environmental Footprint - Our environmental and climate change strategy focuses on taking steps to minimize the impact of our operations on the environment. These strategies include: (1) developing and maintaining an accurate greenhouse gas emissions inventory according to current rules issued by the EPA; (2) improving the integrity of our pipelines; (3) following developing technologies for emission control; (4) promoting end-use conservation through programs that incentivize the use of high-efficiency equipment; and (5) reducing the loss of methane from our facilities. In addition, RNG and hydrogen technologies offer potential opportunities to secure new natural gas supply sources that could be transported on our pipeline system and reduce greenhouse gas emissions.

We participate in the EPA’s Natural Gas STAR Program to voluntarily reduce methane emissions. We continue to focus on maintaining low rates of lost-and-unaccounted-for natural gas through expanded implementation of best practices to limit the release of natural gas during pipeline and facility maintenance and operations. Additionally, in March 2016, we were one of 40 founding partners to launch the EPA’s Natural Gas STAR Methane Challenge Program, whereby oil and natural gas companies agree to promote and track commitments to reduce methane emissions beyond what is federally required. Our Methane Challenge Program commitment to annually replace or rehabilitate at least two percent of our combined inventory of cast iron and noncathodically-protected steel pipe aligns with our planned system integrity expenditures for infrastructure replacements. We exceeded our goal by achieving an overall replacement rate greater than two percent annually in 2016, 2017, 2018, and 2019 and anticipate reporting on our 2020 progress in 2021.

In September 2020, we announced membership in Our Nation’s Energy Future (ONE Future), a group of natural gas companies working together to voluntarily reduce methane emissions across the natural gas value chain to one percent or less by 2025. In its most recent report, ONE Future reported that its members registered a 2019 methane intensity of 0.334%.

Additional information about our environmental matters is included in the section entitled Environmental Matters in Note 17 of the Notes to Consolidated Financial Statements in this Annual Report. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation, and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during 2020, 2019, or 2018.

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

For further discussion of regulatory assets and liabilities, see Note 11 of the Notes to Consolidated Financial Statements in this Annual Report.

Revenue Recognition - For regulated deliveries of natural gas, we read meters and bill customers on a monthly cycle. We recognize revenues upon the delivery of natural gas commodity or services rendered to customers. The billing cycles for customers do not necessarily coincide with the accounting periods used for financial reporting purposes. We accrue unbilled revenues for natural gas that has been delivered but not yet billed at the end of an accounting period. Accrued unbilled revenue is based on a percentage estimate of amounts unbilled each month, which is dependent upon a number of factors, some of which require management’s judgment. These factors include customer consumption patterns and the impact of weather on usage. The accrued unbilled natural gas sales revenue at December 31, 2020 and 2019 was $144.9 million and $109.7 million, respectively, and is included in accounts receivable on our Consolidated Balance Sheets.

We adopted ASC 606 which clarifies the revenue recognition principles under GAAP for our interim and annual reports beginning in the first quarter 2018, using the modified retrospective method. We evaluated all of our sources of revenue to determine the potential effect of the new standard on our financial position, results of operations, cash flows and the related accounting policies and business processes. Upon adoption, there was no cumulative adjustment to our opening retained earnings. The only impact of adopting ASC 606 is that we reclassified certain revenues that do not meet the requirements under ASC 606 as revenues from contracts with customers, but will continue to be reflected as other revenues in determining total revenue. The items we reclassified relate primarily to the WNA mechanism in Kansas, where the KCC determines how we reflect variations in weather in our rates billed to customers.

We have determined the majority of our natural gas sales and transportation tariffs to be implied contracts with customers, which are settled over time, where our performance obligation is settled with our customer when natural gas is delivered and simultaneously consumed by the customer. In addition, we used the invoice method practical expedient, where we recognized revenue for volumes delivered for which we have a right to invoice. For our other utility revenue, which are primarily one-time service fees that meet the requirements under ASC 606, the performance obligation is satisfied at a point in time when services are rendered to the customer. See Note 3 of the Notes to Consolidated Financial Statements in this Annual Report for additional information regarding our revenues.

Pension and Other Postemployment Benefits - We have defined benefit pension plans covering eligible retirees and full-time employees. We also sponsor welfare plans that provide other postemployment medical and life insurance benefits to eligible retirees and employees who retire with at least five years of service.

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

We did not make any material contributions to our defined benefit pension plan or other postemployment plans in 2020. In 2021, our contributions are expected to be $1.1 million to our defined benefit pension plans, and no contributions are expected to be made to our other postemployment benefit plans. In 2020, we paid $12.5 million of lump-sum settlements to certain terminated-vested participants in our defined benefit pension plan. In 2019, we purchased a group annuity contract and transferred approximately $49.2 million of liabilities related to certain participants in our defined benefit pension plan to a third-party insurance company.

We recorded net periodic benefit costs for our defined benefit pension plans, prior to regulatory deferrals, of $28.2 million in 2020, and estimate that in 2021, we will record expenses of approximately $26.4 million. Net periodic benefits costs for our postemployment benefit plans, prior to regulatory deferrals, were a credit of $6.2 million in 2020, and estimate that in 2021, we will record credits of approximately $8.9 million, prior to regulatory deferrals.

The following table sets forth the significant assumptions used to determine our estimated 2021 net periodic benefit cost related to our defined benefit pension and other postemployment benefit plans and sensitivity to changes with respect to these assumptions:

	Rate Used	Cost Sensitivity (a)	Obligation Sensitivity (b)
		(Millions of dollars)
Discount rate for pension	2.80%	$3.6	$37.1
Discount rate for other postemployment benefits	2.70%	$(0.2)	$6.5
Expected long-term return on plan assets (c)	7.15%/7.50%	$2.8	$—
(a) Approximate impact a quarter percentage point decrease in the assumed rate would have on net periodic pension costs.
(b) Approximate impact a quarter percentage point decrease in the assumed rate would have on defined benefit pension obligation.
(c) Expected long-term return on plan assets for pension and other postemployment benefits are 7.15 percent and 7.50 percent, respectively.

Impairment of Goodwill - We assess our goodwill for impairment at least annually as of July 1, unless events of change in circumstances indicate an impairment may have occurred before that time. Goodwill impairment reviews are performed at a reporting unit level, which for ONE Gas equates to our single business segment. Our goodwill impairment analysis, performed in 2020 and 2018, utilized a qualitative assessment and did not result in any impairment indicators, nor did our analysis reflect our reporting unit at risk. Additionally, we performed a quantitative analysis in 2019 which did not result in any impairment indicators. Subsequent to July 1, 2020, no event has occurred indicating that our fair value is less than the carrying value of our net assets.

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

Contingencies - Our accounting for contingencies covers a variety of business activities, including contingencies for legal and environmental exposures. We accrue these contingencies when our assessments indicate that it is probable that a liability has been incurred or an asset will not be recovered and an amount can be reasonably estimated. We expense legal fees as incurred and base our legal liability estimates on currently available facts and our assessments of the ultimate outcome or resolution. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than the completion of a remediation feasibility study. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. In 2020, we submitted a remediation plan to the KDHE for one of our sites and the KDHE has provided comments that we are addressing. We are also working on a remediation plan that will be submitted to the KDHE in 2021 for an additional site. As a result of our work to investigate and remediate the environmental impacts of our MGP sites in 2020, we estimated the potential costs associated with additional investigation and remediation to be in the range of $9.1 million to $23.3 million. A single reliable estimate of the remediation costs for these sites was not feasible due to the amount of uncertainty in the ultimate remediation approach that will be utilized. Accordingly, in 2020, we recorded an adjustment to our reserve of $9.1 million, which also increased our regulatory asset pursuant to our AAO in Kansas, as we believe recovery of these costs is probable through our existing AAO or future regulatory filings. At December 31, 2020 and 2019, the reserve for remediation of our MGP sites was $14.5 million and $5.8 million, respectively.

We have an AAO that allows Kansas Gas Service to defer and seek recovery of costs necessary for investigation and remediation at, and nearby, these 12 former MGP sites that are incurred after January 1, 2017, up to a cap of $15.0 million, net of any related insurance recoveries. Costs approved for recovery in a future rate proceeding would then be amortized over a 15-year period. The unamortized amounts will not be included in rate base or accumulate carrying charges. Following a determination that future investigation and remediation work approved by the KDHE is expected to exceed $15.0 million, net of any related insurance recoveries, Kansas Gas Service will be required to file an application with the KCC for approval to increase the $15.0 million cap. At December 31, 2020 and 2019, we have deferred $18.8 million and $9.8 million, respectively, for accrued investigation and remediation costs pursuant to our AAO.

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position or results of operations, and our expenditures related to environmental matters had no material effect on earnings or cash flows for 2020, 2019 or 2018. Environmental issues may exist with respect to these MGP sites that are unknown to us. Accordingly, future costs are dependent on the final determination and regulatory approval of any remedial actions, the complexity of the site, level of remediation required, changing technology and governmental regulations, and to the extent not recovered by insurance or recoverable in rates from our customers, could be material to our financial condition, results of operations or cash flows.

See Note 17 of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion of contingencies.

CONTRACTUAL OBLIGATIONS

The following table sets forth our contractual obligations at December 31, 2020:

	Contractual Obligations
	(Millions of dollars)
	2021	2022	2023	2024	2025	Thereafter	Total
Long-term debt, including current maturities	$—	$—	$—	$300.0	$—	$1,301.3	$1,601.3
Commercial paper	418.2	—	—	—	—	—	418.2
Interest payments on long-term debt	62.9	62.9	62.9	52.9	52.0	946.0	1,239.6
Firm transportation and storage capacity contracts	175.6	135.0	98.9	49.5	36.8	35.5	531.3
Natural gas purchase commitments	141.3	—	—	—	—	—	141.3
Operating leases	7.9	7.4	6.2	4.7	4.1	11.0	41.3
Total	$805.9	$205.3	$168.0	$407.1	$92.9	$2,293.8	$3,973.0

Long-term debt, commercial paper borrowings and interest payments on debt - Long-term debt includes our four debt issuances at their due dates. Interest payments on debt are calculated by multiplying our long-term debt by the respective coupon rates.

On February 22, 2021, we entered into the ONE Gas 2021 Term Loan Facility to enhance our liquidity position as part of the financing of our natural gas purchases in order to provide sufficient liquidity to satisfy our obligations as a result of the 2021 winter weather event and the repayment of indebtedness.

Firm transportation and storage contracts - We are party to fixed-price contracts providing us with firm transportation and storage capacity. The commitments associated with these contracts are recoverable through our purchased-gas cost mechanisms as allowed by the applicable regulatory authority.

Natural gas purchase commitments - We are party to fixed-price and variable-price contracts for the purchase of natural gas. Future variable-price natural gas purchase commitments are estimated based on market price information as of December 31, 2020. Actual future variable-price purchase commitments may vary depending on market prices at the time of delivery. As market information changes daily and is potentially volatile, these values may change significantly. The commitments associated with these contracts are recoverable through our purchased-gas cost mechanisms as allowed by the applicable regulatory authority.

Due to the historic winter weather event in February 2021, we experienced unforeseeable and unprecedented market pricing for gas costs in our Kansas, Oklahoma, and Texas jurisdictions, which resulted in aggregated natural gas purchases for the month of February of approximately $2.2 billion. These purchases are generally payable at the end of March 2021.

Operating leases - Our operating leases consist primarily of office facilities and IT leases. See Note 6 of the Notes to Consolidated Financial Statements in this Annual Report for discussion of leases.

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

One should not place undue reliance on forward-looking statements, which are applicable only as of the date of this Annual Report.  Known and unknown risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements.  Those factors may affect our operations, costs, liquidity, markets, products, services and prices.  In addition to any assumptions and other factors referred to specifically in connection with the forward-looking statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statement include, among others, the following:

•our ability to recover costs (including operating costs and increased commodity costs related to the recent winter weather storm), income taxes and amounts equivalent to the cost of property, plant and equipment, regulatory assets and our allowed rate of return in our regulated rates;
•our ability to manage our operations and maintenance costs;
•the concentration of our operations in Kansas, Oklahoma, and Texas;
•changes in regulation of natural gas distribution services, particularly those in Oklahoma, Kansas and Texas;
•regulations in local jurisdictions in which we operate authorizing utilities to record in a regulatory asset account or comparable account the expenses associated with the recent winter weather event, including but not limited to gas costs, other costs related to the procurement and transportation of gas supply and the associated financing costs;
•the economic climate and, particularly, its effect on the natural gas requirements of our residential and commercial customers;
•the length and severity of a pandemic or other health crisis, such as the outbreak of COVID-19, including the impact to our operations, customers, contractors, vendors and employees, and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it, which may (as with COVID-19) precipitate or exacerbate one or more of the above-mentioned and/or other risks, and significantly disrupt or prevent us from operating our business in the ordinary course for an extended period;
•competition from alternative forms of energy, including, but not limited to, electricity, solar power, wind power, geothermal energy and biofuels;
•conservation and energy efficiency efforts of our customers;
•adverse weather conditions and variations in weather, including seasonal effects on demand and/or supply, the occurrence of storms, including the most recent unprecedented winter weather storm in the territories in which we operate and the related effects on supply, demand, and costs and disasters, and climate change;
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
•our ability to complete necessary or desirable expansion or infrastructure development projects, which may delay or prevent us from serving our customers or expanding our business;
•operation and mechanical hazards or interruptions;
•adverse labor relations;
•the effectiveness of our strategies to reduce earnings lag, margin protection strategies and risk mitigation strategies, which may be affected by risks beyond our control such as commodity price volatility, counterparty performance or creditworthiness and interest rate risk;
•the capital-intensive nature of our business, and the availability of and access to, in general, funds to meet our debt obligations prior to or when they become due and to fund our operations and capital expenditures, either through (i) cash on hand, (ii) operating cash flow, or (iii) access to the capital markets and other sources of liquidity;
•our ability to raise capital to reduce the draw under the ONE Gas 2021 Term Loan Facility and/or repay a portion of the proceeds under the ONE Gas 2021 Term Loan Facility to reduce the costs of indebtedness;
•in light of ONE Gas recently entering into the ONE Gas 2021 Term Loan Facility, our ability to borrow additional funds, if needed, including raising the funds on commercially reasonable terms, or on terms acceptable to us, or at all;
•limitations on our operating flexibility, earnings and cash flows due to restrictions in our financing arrangements;
•cross-default provisions in our borrowing arrangements, which may lead to our inability to satisfy all of our outstanding obligations in the event of a default on our part;
•changes in the financial markets during the periods covered by the forward-looking statements, particularly those affecting the availability of capital and our ability to refinance existing debt and fund investments and acquisitions to execute our business strategy;
•actions of rating agencies, including the ratings of debt, general corporate ratings and changes in the rating agencies’ ratings criteria;
•changes in inflation and interest rates;
•our ability to recover the costs of natural gas purchased for our customers, including related to the recent winter weather storms and any financings required to support our purchase of natural gas supply;

•impact of potential impairment charges;
•volatility and changes in markets for natural gas and our ability to secure additional and sufficient liquidity on reasonable commercial terms to cover costs associated with such volatility;
•possible loss of LDC franchises or other adverse effects caused by the actions of municipalities;
•payment and performance by counterparties and customers as contracted and when due, including our counterparties maintaining ordinary course terms of supply and payments;
•changes in existing or the addition of new environmental, safety, tax and other laws to which we and our subsidiaries are subject, including those that may require significant expenditures, significant increases in operating costs or, in the case of noncompliance, substantial fines or penalties;
•the effectiveness of our risk-management policies and procedures, and employees violating our risk-management policies;
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
•our ability to comply with all covenants in our indentures, the ONE Gas Credit Agreement, the ONE Gas 364-day Credit Agreement and the ONE Gas 2021 Term Loan Facility, a violation of which, if not cured in a timely manner, could trigger a default of our obligations;
•our ability to attract and retain talented employees, management and directors, and shortage of skilled-labor;
•unexpected increases in the costs of providing health care benefits, along with pension and postemployment health care benefits, as well as declines in the discount rates on, declines in the market value of the debt and equity securities of, and increases in funding requirements for, our defined benefit plans; and
•the ability to successfully complete merger, acquisition or divestiture plans, regulatory or other limitations imposed as a result of a merger, acquisition or divestiture, and the success of the business following a merger, acquisition or divestiture.

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

Counterparty Credit Risk

We assess the creditworthiness of our customers. Those customers who do not meet minimum standards are required to provide security, including deposits and other forms of collateral, when appropriate and allowed by tariff. With approximately 2.2 million customers across three states, we are not exposed materially to a concentration of credit risk. As ordered by our regulators, customer disconnects for nonpayment were suspended from mid-March through May 20, 2020, in Oklahoma, through May 31, 2020, in Kansas, and through December 31, 2020, in some areas of Texas. As of December 31, 2020, we have temporarily suspended disconnects for safety reasons in all of our jurisdictions due to the level of COVID-19 infection. Since the onset of the pandemic in the first quarter of 2020, we have experienced impacts on our results of operations including, but not limited to: lower late payment, reconnect and collection fees and incremental expenses for bad debts related to the suspensions of disconnects for nonpayment; incremental expenses for PPE, cleaning supplies, outside services and other expenses; and lower expenses for travel and employee training that have been impacted by the pandemic. We have received accounting orders in each of our jurisdictions authorizing us to accumulate and defer for regulatory purposes certain incremental costs incurred, including bad debt expenses, and certain lost revenues, net of offsetting expense reductions associated with COVID-19. Pursuant to these orders, the recovery of any net incremental costs and lost revenues will be determined in future rate cases or alternative rate recovery filings in each jurisdiction. For financial reporting purposes, any amounts deferred as a regulatory asset for future recovery under these accounting orders must be probable of recovery. At December 31, 2020, no regulatory assets have been recorded. We continue to evaluate the impacts of COVID-19 on our business and will record regulatory assets for financial reporting purposes at such time as recovery is deemed probable. We maintain a provision for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, consideration of the current credit environment and other information. We are able to recover the fuel-related portion of bad debts through our purchased-gas cost adjustment mechanisms.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of ONE Gas, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of ONE Gas, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accounting for the Effects of New, or Changes in Existing, Rate Regulation

As described in Notes 1 and 11 to the consolidated financial statements, total regulatory assets and total regulatory liabilities are approximately $424 million and $563 million, respectively, as of December 31, 2020. The Company is subject to rate regulation and accounting requirements of regulatory authorities in the states in which it operates, and it follows the accounting and reporting guidance for regulated operations. As disclosed by management, regulatory assets are recorded for costs that have been deferred for which future recovery through customer rates is considered probable and regulatory liabilities are recorded when it is probable that revenues will be reduced for amounts that will be credited to customers through the ratemaking process. As a result, certain costs that would normally be expensed under accounting principles generally accepted in the United States of America for non-regulated entities are capitalized or deferred on the balance sheet because it is probable they can be recovered through rates. The amounts to be recovered or recognized are based upon historical experience and management’s understanding of regulations and may be affected by decisions of the regulatory authorities or the issuance of new regulations.

The principal considerations for our determination that performing procedures relating to the Company’s accounting for the effects of rate regulation is a critical audit matter are the significant judgment by management when assessing the impact of regulation on accounting for new and existing regulatory assets and liabilities, which in turn led to significant auditor judgment and subjectivity in performing procedures and evaluating audit evidence related to the accounting for the impact of regulatory proceedings on new and existing regulatory assets and liabilities.

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
February 26, 2021

We have served as the Company’s auditor since 2013.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2020	2019	2018
	(Thousands of dollars, except per share amounts)

Total revenues	$1,530,268	$1,652,730	$1,633,731

Cost of natural gas	537,445	687,974	714,636

Operating expenses
Operations and maintenance	431,115	429,126	411,702
Depreciation and amortization	194,881	180,395	160,086
General taxes	63,311	59,977	58,878
Total operating expenses	689,307	669,498	630,666
Operating income	303,516	295,258	288,429
Other expense, net	(3,020)	(2,976)	(11,359)
Interest expense, net	(62,505)	(62,681)	(51,305)
Income before income taxes	237,991	229,601	225,765
Income taxes	(41,579)	(42,852)	(53,531)
Net income	$196,412	$186,749	$172,234

Earnings per share
Basic	$3.70	$3.53	$3.27
Diluted	$3.68	$3.51	$3.25

Average shares (thousands)
Basic	53,133	52,895	52,693
Diluted	53,370	53,240	53,029
Dividends declared per share of stock	$2.16	$2.00	$1.84
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2020	2019	2018
	(Thousands of dollars)
Net income	$196,412	$186,749	$172,234
Other comprehensive income (loss), net of tax
Change in pension and other postemployment benefit plans liability, net of tax of $289, $479, and $(848), respectively	(1,038)	(1,435)	1,407
Total other comprehensive income (loss), net of tax	(1,038)	(1,435)	1,407
Comprehensive income	$195,374	$185,314	$173,641
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
Assets	(Thousands of dollars)
Property, plant and equipment
Property, plant and equipment	$6,838,603	$6,433,119
Accumulated depreciation and amortization	1,971,546	1,867,893
Net property, plant and equipment	4,867,057	4,565,226
Current assets
Cash and cash equivalents	7,993	17,853
Accounts receivable, net	292,985	250,012
Materials and supplies	52,766	55,732
Natural gas in storage	93,946	104,259
Regulatory assets	56,773	47,440
Other current assets	35,406	30,906
Total current assets	539,869	506,202
Goodwill and other assets
Regulatory assets	366,956	391,036
Goodwill	157,953	157,953
Other assets	96,877	87,883
Total goodwill and other assets	621,786	636,872
Total assets	$6,028,712	$5,708,300
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS
(Continued)
	December 31,	December 31,
	2020	2019
Equity and Liabilities	(Thousands of dollars)
Equity and long-term debt
Common stock, $0.01 par value: authorized 250,000,000 shares; issued and outstanding 53,166,733 shares at December 31, 2020; issued and outstanding 52,771,749 shares at December 31, 2019	$532	$528
Paid-in capital	1,756,921	1,733,092
Retained earnings	483,635	402,509
Accumulated other comprehensive loss	(7,777)	(6,739)
Total equity	2,233,311	2,129,390
Long-term debt, excluding current maturities, and net of issuance costs of $13,159 and $10,936, respectively	1,582,428	1,286,064
Total equity and long-term debt	3,815,739	3,415,454
Current liabilities
Notes payable	418,225	516,500
Accounts payable	152,313	120,490
Accrued taxes other than income	63,800	47,956
Regulatory liabilities	15,761	45,201
Customer deposits	68,028	57,987
Other current liabilities	78,952	84,603
Total current liabilities	797,079	872,737
Deferred credits and other liabilities
Deferred income taxes	656,806	682,632
Regulatory liabilities	547,563	503,518
Employee benefit obligations	97,637	115,657
Other deferred credits	113,888	118,302
Total deferred credits and other liabilities	1,415,894	1,420,109
Commitments and contingencies
Total liabilities and equity	$6,028,712	$5,708,300
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2020	2019	2018
	(Thousands of dollars)
Operating activities
Net income	$196,412	$186,749	$172,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	194,881	180,395	160,086
Deferred income taxes	18,485	13,307	53,242
Share-based compensation expense	9,803	9,314	8,195
Provision for doubtful accounts	15,450	8,994	8,506
Changes in assets and liabilities:
Accounts receivable	(58,423)	30,415	841
Materials and supplies	2,966	(11,399)	(4,661)
Natural gas in storage	10,313	3,036	22,859
Asset removal costs	(40,833)	(47,784)	(52,855)
Accounts payable	28,376	(59,293)	36,885
Accrued taxes other than income	15,844	316	6,316
Customer deposits	10,041	(3,196)	372
Regulatory assets and liabilities - current	(38,773)	3,787	72,716
Regulatory assets and liabilities - non-current	23,648	24,416	36,721
Employee benefit obligation	(3,109)	(35,401)	(50,100)
Other assets and liabilities - current	(12,877)	7,173	(1,885)
Other assets and liabilities - non-current	(7,704)	(484)	(1,778)
Cash provided by operating activities	364,500	310,345	467,694
Investing activities
Capital expenditures	(471,345)	(417,322)	(394,450)
Other investing expenditures	(2,804)	(7,009)	—
Other investing receipts	3,777	1,399	—
Cash used in investing activities	(470,372)	(422,932)	(394,450)
Financing activities
Borrowings (repayment) on notes payable, net	(98,275)	217,000	(57,715)
Issuance of debt, net of discounts	298,428	—	395,648
Long-term debt financing costs	(2,885)	—	(4,324)
Issuance of common stock	19,383	5,116	4,803
Repayment of long-term debt	—	—	(300,000)
Dividends paid	(114,372)	(105,424)	(96,594)
Tax withholdings related to net share settlements of stock compensation	(6,267)	(7,575)	(8,152)
Cash provided by (used in) financing activities	96,012	109,117	(66,334)
Change in cash and cash equivalents	(9,860)	(3,470)	6,910
Cash and cash equivalents at beginning of period	17,853	21,323	14,413
Cash and cash equivalents at end of period	$7,993	$17,853	$21,323
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$60,126	$61,160	$49,371
Cash paid (received) for income taxes, net	$30,361	$30,152	$800
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock Issued	Common Stock	Paid-in Capital
	(Shares)	(Thousands of dollars)

January 1, 2018	52,598,005	$526	$1,737,551
Net income	—	—	—
Other comprehensive income	—	—	—
Common stock issued and other	—	—	(10,951)
Common stock dividends - $1.84 per share	—	—	892
December 31, 2018	52,598,005	526	1,727,492
Net income	—	—	—
Other comprehensive loss	—	—	—
Reclassification of stranded tax effects	—	—	—
Common stock issued and other	173,744	2	4,697
Common stock dividends - $2.00 per share	—	—	903
December 31, 2019	52,771,749	528	1,733,092
Net income	—	—	—
Other comprehensive loss	—	—	—
Common stock issued and other	394,984	4	22,915
Common stock dividends - $2.16 per share	—	—	914
December 31, 2020	53,166,733	$532	$1,756,921
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(Continued)
	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Equity
	(Thousands of dollars)

January 1, 2018	$246,121	$(18,496)	$(5,493)	$1,960,209
Net income	172,234	—	—	172,234
Other comprehensive income	—	—	1,407	1,407
Common stock issued and other	—	16,351	—	5,400
Common stock dividends - $1.84 per share	(97,486)	—	—	(96,594)
December 31, 2018	320,869	(2,145)	(4,086)	2,042,656
Net income	186,749	—	—	186,749
Other comprehensive loss	—	—	(1,435)	(1,435)
Reclassification of stranded tax effects	1,218	—	(1,218)	—
Common stock issued and other	—	2,145	—	6,844
Common stock dividends - $2.00 per share	(106,327)	—	—	(105,424)
December 31, 2019	402,509	—	(6,739)	2,129,390
Net income	196,412	—	—	196,412
Other comprehensive loss	—	—	(1,038)	(1,038)
Common stock issued and other	—	—	—	22,919
Common stock dividends - $2.16 per share	(115,286)	—	—	(114,372)
December 31, 2020	$483,635	$—	$(7,777)	$2,233,311
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

Basis of Presentation - The consolidated financial statements include the accounts of our natural gas distribution business as set forth in “Organization and Nature of Operations” above. All significant balances and transactions between our subsidiaries have been eliminated.

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

Revenues - We recognize revenue from contracts with customers to depict the transfers of goods and services to customers at an amount that we expect to be entitled to receive in exchange for these goods and services. Our sources of revenue are disaggregated by natural gas sales, transportation revenues, and miscellaneous revenues, which are primarily one-time service fees, that meet the requirements of ASC 606. Certain revenues that do not meet the requirements of ASC 606 are classified as other revenues in our Notes to Consolidated Financial Statements in this Annual Report.

Our natural gas sales to customers and transportation revenues represent revenues from contracts with customers through implied contracts established by our tariffs approved by the regulatory authorities. Our customers receive the benefits of our performance when the commodity is delivered to the customer. The performance obligation is satisfied over time as the customer receives the natural gas.

For deliveries of natural gas, we read meters and bill customers on a monthly cycle. We recognize revenues upon the delivery of natural gas commodity or services rendered to customers. The billing cycles for customers do not necessarily coincide with the accounting periods used for financial reporting purposes. We accrue unbilled revenues for natural gas that has been delivered but not yet billed at the end of an accounting period. We use the invoice method practical expedient, where we recognize revenue for volumes delivered for which we have a right to invoice. Our estimate of accrued unbilled revenue is based on a percentage estimate of amounts unbilled each month, which is dependent upon a number of factors, some of which require management’s judgment. These factors include customer consumption patterns and the impact of weather on usage. The accrued unbilled natural gas sales revenue at December 31, 2020 and 2019 was $144.9 million and $109.7 million, respectively, and is included in accounts receivable on our consolidated balance sheets.

Our miscellaneous revenues from contracts with customers represent implied contracts established by our tariff rates approved by the regulatory authorities and include miscellaneous utility services with the performance obligation satisfied at a point in time when services are rendered to the customer.

Total other revenues consist of revenues associated with regulatory mechanisms that do not meet the requirements of ASC 606 as revenue from contracts with customers, but authorize us to accrue revenues earned based on tariffs approved by the regulatory authorities. Other revenues - natural gas sales primarily relate to the WNA mechanism in Kansas. This mechanism adjusts our revenues earned for the variance between actual and normal HDDs. This mechanism can have either positive

(warmer than normal) or negative (colder than normal) effects on revenues.

We collect and remit other taxes on behalf of governmental authorities, and we record these amounts in accrued taxes other than income in our consolidated balance sheets. See Note 3 for additional discussion of revenues.

Cost of Natural Gas - Cost of natural gas includes commodity purchases, fuel, storage, transportation and other gas purchase costs recovered through our cost of natural gas regulatory mechanisms and does not include an allocation of general operating costs or depreciation and amortization.  In addition, our cost of natural gas regulatory mechanisms provide a method of recovering natural gas costs on an ongoing basis without a profit. See Note 11 for additional discussion of purchased gas cost recoveries.

Cash and Cash Equivalents - Cash equivalents consist of highly liquid investments, which are readily convertible into cash and have original maturities of three months or less.

Accounts Receivable - Accounts receivable represent valid claims against nonaffiliated customers for natural gas sold or services rendered, net of an allowance for doubtful accounts. We assess the creditworthiness of our customers. Those customers who do not meet minimum standards may be required to provide security, including deposits and other forms of collateral, when appropriate and allowed by our tariffs. With approximately 2.2 million customers across three states, we are not exposed materially to a concentration of credit risk. We maintain an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, consideration of the current credit environment and other information. We are able to recover natural gas costs related to doubtful accounts through purchased-gas cost adjustment mechanisms. At December 31, 2020 and 2019, our allowance for doubtful accounts was $16.6 million and $6.6 million, respectively.

Inventories - Natural gas in storage is accounted for on the basis of weighted-average cost. Natural gas inventories that are injected into storage are recorded in inventory based on actual purchase costs, including storage and transportation costs. Natural gas inventories that are withdrawn from storage are accounted for in our purchased-gas cost adjustment mechanisms at the weighted-average inventory cost.

Materials and supplies inventories are stated at the lower of weighted-average cost or net realizable value.

Leases - We determine if an arrangement is a lease at inception if the contract conveys the right to control the use and obtain substantially all the economic benefits from the use of an identified asset for a period of time in exchange for consideration. We identify a lease as a finance lease if the agreement includes any of the following criteria: transfer of ownership by the end of the lease term; an option to purchase the underlying asset that the lessee is reasonably certain to exercise; a lease term that represents 75 percent or more of the remaining economic life of the underlying asset; a present value of lease payments and any residual value guaranteed by the lessee that equals or exceeds 90 percent of the fair value of the underlying asset; or an underlying asset that is so specialized in nature that there is no expected alternative use to the lessor at the end of the lease term. A lease that does not meet any of these criteria is considered an operating lease.

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

For purposes of determining the present value of the lease payments, we use a lease’s implicit interest rate when readily determinable. As most of our leases do not provide an implicit interest rate, we use an incremental borrowing rate based on available information at the commencement of the lease. Lease cost for operating leases is recognized on a straight-line basis over the lease term. See Note 6 for additional information regarding our leases.

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

See Note 10 for additional information regarding our hedging activities using derivatives.

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

Determining the appropriate classification of our fair value measurements within the fair value hierarchy requires management’s judgment regarding the degree to which market data is observable or corroborated by observable market data. We categorize derivatives for which fair value is determined using multiple inputs within a single level, based on the lowest level input that is significant to the fair value measurement in its entirety. See Note 10 for additional information regarding our fair value measurements.

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

See Note 12 for additional information regarding our property, plant and equipment.

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

We performed a quantitative analysis in 2019, which did not result in any impairment indicators, nor did our analysis reflect our reporting unit at risk. Our goodwill impairment analysis performed in 2020 and 2018 utilized a qualitative assessment and did not result in any impairment indicators, nor did our analysis reflect our reporting unit at risk. Subsequent to July 1, 2020, no event has occurred indicating that it is more likely than not that our fair value is less than the carrying value of our net assets.

We assess our long-lived assets for impairment whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. An impairment is indicated if the carrying amount of a long-lived asset exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. If an impairment is indicated, we record an impairment loss equal to the difference between the carrying value and the fair value of the long-lived asset. We determined that there were no material asset impairments in 2020, 2019 or 2018.

Regulation - We are subject to the rate regulation and accounting requirements of the OCC, KCC, RRC and various municipalities in Texas. We follow the accounting and reporting guidance for regulated operations. During the ratemaking process, regulatory authorities set the framework for what we can charge customers for our services and establish the manner that our costs are accounted for, including allowing us to defer recognition of certain costs and permitting recovery of the amounts through rates over time, as opposed to expensing such costs as incurred. Examples include weather normalization, unrecovered purchased-gas costs, pension and postemployment benefit costs and ad-valorem taxes. This allows us to stabilize rates over time rather than passing such costs on to the customer for immediate recovery. Actions by regulatory authorities could have an effect on the amount recovered from customers. Any difference in the amount recoverable and the amount deferred is recorded as income or expense at the time of the regulatory action. A write-off of regulatory assets and costs not recovered may be required if all or a portion of the regulated operations have rates that are no longer:
•established by independent regulators;
•designed to recover our costs of providing regulated services; and
•set at levels that will recover our costs when considering the demand and competition for our services.

See Note 11 for additional information regarding our regulatory assets and liabilities disclosures.

Pension and Other Postemployment Employee Benefits - We have defined benefit pension plans covering eligible employees. We also sponsor welfare plans that provide other postemployment medical and life insurance benefits to eligible employees who retire with at least five years of service. To calculate the costs and liabilities related to our plans, we utilize an outside actuarial consultant, which uses statistical and other factors to anticipate future events. These factors include assumptions about the discount rate, expected return on plan assets, rate of future compensation increases, age and mortality and employment periods. We use tables issued by the Society of Actuaries to estimate mortality rates. In determining the projected benefit obligations and costs, assumptions can change from period to period and may result in material changes in the cost and liabilities we recognize.

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

A valuation allowance for deferred income tax assets is recognized when it is more likely than not that some or all of the benefit from the deferred income tax asset will not be realized. To assess that likelihood, we use estimates and judgment regarding our future taxable income, as well as the jurisdiction in which such taxable income is generated, to determine whether a valuation allowance is required. Such evidence can include our current financial position, our results of operations, both actual and forecasted, the reversal of deferred income tax liabilities, as well as the current and forecasted business economics of our industry. We had no valuation allowance at December 31, 2020 and 2019.

We utilize a more-likely-than-not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that is taken or expected to be taken in a tax return. We reflect penalties and interest as part of income tax expense as they become applicable for tax provisions that do not meet the more-likely-than-not recognition threshold and measurement attribute. There were no material uncertain tax positions at December 31, 2020 and 2019.

Changes in tax laws or tax rates are recognized in the financial reporting period that includes the enactment date.

See Note 15 for additional information regarding income taxes.

Asset Retirement Obligations - Asset retirement obligations represent legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. Certain long-lived assets that comprise our natural gas distribution systems, primarily our pipeline assets, are subject to agreements or regulations that give rise to an asset retirement obligation for removal or other disposition costs associated with retiring the assets in place upon the discontinued use of the natural gas distribution system. We recognize the fair value of a liability for an asset retirement obligation in the period when it is incurred if a reasonable estimate of the fair value can be made. We are not able to estimate reasonably the fair value of the asset retirement obligations for portions of our assets because the settlement dates are indeterminable given our expected continued use of the assets with proper maintenance. We expect our natural gas distribution systems will continue in operation for the foreseeable future. Based on our proximity to significant natural gas reserves and infrastructure and the widespread use of natural gas for heating and cooking activities by residential and commercial customers in our service areas, we expect supply and demand to exist for the foreseeable future.

In accordance with long-standing regulatory treatment, we collect through rates the estimated costs of removal on certain regulated properties through depreciation expense, with a corresponding credit to accumulated depreciation and amortization. These removal costs collected through our rates include costs attributable to legal and nonlegal removal obligations. The amounts collected for non-legal asset removal costs that are in excess of costs incurred, if any, are accounted for as a regulatory liability for financial reporting purposes. Historically, with the exception of the regulatory authority in Kansas, the regulatory authorities that have jurisdiction over our regulated operations have not required us to quantify or disclose this amount. These costs are addressed prospectively in depreciation rates, rather than as a regulatory liability, in each general rate order.

For financial reporting purposes, if the removal costs collected have exceeded our removal cost incurred, we estimate our regulatory liability using current rates since the last general rate order in each of our jurisdictions. Significant uncertainty exists regarding the future disposition of this regulatory liability, pending, among other issues, clarification of regulatory intent. We continue to monitor the regulatory requirements, and the liability may be adjusted as more information is obtained. To the extent this estimated liability is adjusted, such amounts will be reclassified between accumulated depreciation and amortization and other deferred credits and therefore will not have an impact on earnings.

Contingencies - Our accounting for contingencies covers a variety of business activities, including contingencies for legal and environmental exposures. We accrue these contingencies when our assessments indicate that it is probable that a liability has been incurred or an asset will not be recovered and an amount can be estimated reasonably. We expense legal fees as incurred and base our legal liability estimates on currently available facts and our estimates of the ultimate outcome or resolution. Accruals for the estimated cost of environmental remediation obligations generally are recognized no later than the completion of a remediation feasibility study. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Actual results may differ from our estimates resulting in an impact, positive or negative, on earnings.

See Note 17 for additional information regarding contingencies.

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

Segments - We operate in one reportable business segment: regulated public utilities that deliver natural gas primarily to residential, commercial and transportation customers. We define reportable business segments as components of an organization for which discrete financial information is available and operating results are evaluated on a regular basis by the chief operating decision maker (“CODM”) in order to assess performance and allocate resources. Our CODM is our Chief Executive Officer. Characteristics of our organization that were relied upon in making this determination include the similar nature of services we provide, the functional alignment of our organizational structure, and the reports that are regularly reviewed by the CODM for the purpose of assessing performance and allocating resources. Our management is functionally aligned and centralized, with performance evaluated based upon results of the entire distribution business. Capital allocation decisions are driven by asset integrity management, operating efficiency, growth opportunities and government-requested pipeline relocations, not geographic location or regulatory jurisdiction.

In 2020, 2019 and 2018, we had no single external customer from which we received 10 percent or more of our gross revenues.

Treasury Stock - We record treasury stock purchases at cost, which includes incremental direct transaction costs. Amounts are recorded as reductions in equity in our consolidated balance sheets. We record the reissuance of treasury stock at our weighted average cost of treasury shares recorded in equity in our consolidated balance sheets.

Reclassifications - Certain reclassifications have been made in the prior-year financial statements to conform to the current-year presentation. For the year ended December 31, 2019, an accrued amount totaling $10 million that was previously presented within “accounts receivable, net” on our balance sheets was reclassified to “other current assets.” Additionally, we have updated our 2019 and 2018 Statements of Cash Flows to disaggregate regulatory assets and liabilities and other assets and liabilities into current and non-current components that are presented on our balance sheet to conform to our current year presentation.

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. ASU 2019-12 also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. This standard is effective for interim and annual periods in fiscal years beginning after December 15, 2020. We adopted this new guidance in the first quarter of 2021 and our adoption did not result in a material impact to our financial position or results of operations or to our consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-14, an amendment to ASC 715, “Compensation - Retirement Benefits.” This guidance eliminates requirements for certain disclosures such as the amount and timing of plan assets expected to be returned to the employer and the amount of future annual benefits covered by insurance contracts. The standard is effective for periods ending after December 15, 2020, and we adopted this guidance in the first quarter 2020. The guidance added new disclosure requirements for sponsors of the defined benefit plans to provide information relating to the weighted-average interest crediting rate for cash balance plans and other plans with promised interest crediting rates and an explanation for significant gains or losses related to changes in the benefit obligations for the period. We have reflected these changes as presented in Note 14 to our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement”, which removes, modifies and adds to certain disclosure requirements of fair value measurements. The guidance was effective for the Company beginning January 1, 2020, and we adopted this guidance in the first quarter 2020. Disclosure requirements removed include the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. Modifications include considerations around the requirement to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse. The additions include the requirement to disclose changes in unrealized gains and losses for the period in other comprehensive income for recurring Level 3 fair value measurements held and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The guidance did not have a material impact on the Company’s fair value disclosure, and we have reflected these changes as presented in Note 14 to our consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments,” which introduces new guidance to the accounting for credit losses on instruments within its scope, including trade receivables. We adopted this new guidance in the first quarter 2020 using the modified retrospective method. Our financial assets within scope of this guidance primarily include our trade receivables from customers. Our policy for measuring our allowance for doubtful accounts is disclosed in the aforementioned policy for accounts receivable. We did not create any new accounting policies, nor did we modify any of our existing policies, as a result of adopting this guidance. Our adoption did not result in a cumulative adjustment to our opening retained earnings or have a material impact to our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” as amended, (“Topic 842”) which prescribes recognizing lease assets and liabilities on the balance sheet and includes disclosure of key information about leasing arrangements. We adopted this new guidance effective January 1, 2019, and applied the modified retrospective approach to all existing leases. Upon adoption, we recognized lease liabilities of approximately $32 million, with corresponding right-of-use assets of the same amount based on the present value of the remaining minimum rental payments for existing operating leases. Our adoption did not result in a material impact to our results of operations or cash flows. We utilized the practical expedients that allow us to: (1) not reassess expired or existing contracts to determine whether they are subject to lease accounting guidance, (2) not reconsider lease classification at transition, and (3) not evaluate previously capitalized initial direct costs under the revised requirements. We also utilized the practical expedients that allowed us to: (1) not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current lease guidance in ASC Topic 840 (“Topic 840”) and (2) use an additional transition method in which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We adopted an accounting policy that exempts leases with terms of less than one year from the recognition requirements of Topic 842, and we disclose such leases in our interim and annual disclosures upon adoption. Our adoption did not result in a cumulative adjustment to our opening retained earnings or a material impact to our consolidated financial statements. See Note 6 for additional information regarding our leases.

2.    SUBSEQUENT EVENTS

A historic winter weather event in February 2021 impacted supply, market pricing and demand for natural gas in a number of states, including our service territories of Kansas, Oklahoma, and Texas. During this time, the governors of Kansas, Oklahoma, and Texas, each declared a state of emergency, and certain regulatory agencies issued emergency orders that impacted the utility and natural gas industries, including statewide utilities curtailment programs and orders requiring jurisdictional natural gas and electric utilities to do all things possible and necessary to ensure that natural gas and electricity utility services continue to be provided to their customers. Due to the historic nature of this winter weather event, we experienced unforeseeable and unprecedented market pricing for gas costs in our Kansas, Oklahoma, and Texas jurisdictions, which resulted in aggregated natural gas purchases for the month of February of approximately $2.2 billion. These purchases are generally payable at the end of March 2021.

On February 22, 2021, we entered into the ONE Gas 2021 Term Loan Facility to enhance our liquidity position as part of the financing of our natural gas purchases in order to provide sufficient liquidity to satisfy our obligations as a result of the 2021 winter weather event and the repayment of indebtedness. See Note 5 for additional discussion of the ONE Gas 2021 Term Loan Facility.

Our purchased gas costs are recoverable through our tariffs in each state where we operate. Due to the higher level of gas purchase costs during the 2021 winter event, we are working with regulators to extend the recovery periods of such costs in order to lessen the immediate customer impact. In that regard, the Kansas Corporation Commission and the Railroad Commission of Texas each authorized certain utilities, including local natural gas distribution companies, to record a regulatory asset to account for the extraordinary costs associated with this winter weather event, including but not limited to gas purchase costs and other costs related to the procurement and transportation of gas supply. We have filed a motion with the Oklahoma Corporation Commission to seek comparable authority in Oklahoma to record a regulatory asset to account for the extraordinary costs, including carrying costs, associated with this winter weather event. An administrative law judge has recommended approval of our motion by the Oklahoma Corporation Commission. The recommendation from the administrative law judge will next be considered by the Oklahoma Corporation Commission.

3.REVENUE

The following table sets forth our revenues disaggregated by source for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
	(Thousands of dollars)
Natural gas sales to customers	$1,381,141	$1,512,886	$1,495,250
Transportation revenues	113,855	114,014	109,658
Miscellaneous revenues	15,505	20,579	21,710
Total revenues from contracts with customers	1,510,501	1,647,479	1,626,618
Other revenues - natural gas sales related	8,299	(4,699)	(2,806)
Other revenues	11,468	9,950	9,919
Total other revenues	19,767	5,251	7,113
Total revenues	$1,530,268	$1,652,730	$1,633,731

4.CREDIT FACILITY AND SHORT-TERM NOTES PAYABLE

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

The ONE Gas Credit Agreement contains customary events of default. Upon the occurrence of certain events of default, the obligations under the ONE Gas Credit Agreement may be accelerated and the commitments may be terminated. The ONE Gas Credit Agreement also contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. The ONE Gas Credit Agreement also contains customary affirmative and negative covenants, including covenants relating to liens, indebtedness of subsidiaries, investments, changes in the nature of business, fundamental changes, transactions with affiliates, burdensome agreements, and use of proceeds. In the event of a breach of certain covenants by ONE Gas, amounts outstanding under the ONE Gas Credit Agreement may become due and payable immediately. At December 31, 2020, our total debt-to-capital ratio was 47 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement.

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

Both the ONE Gas Credit Agreement and the ONE Gas 364-day Credit Agreement utilize LIBOR as the reference rate for determining interest to accrue on borrowings under the respective agreements. In the event LIBOR is not available, and such circumstances are unlikely to be temporary, our lenders for each respective agreement may establish an alternative interest rate for the impacted loans by replacing LIBOR with one or more secured overnight financing-based rates or another alternate benchmark rate.

At December 31, 2020, we had $1.2 million in letters of credit issued and no borrowings under the ONE Gas Credit Agreement or the ONE Gas 364-day Credit Agreement, with $948.8 million of combined remaining credit available to repay our commercial paper borrowings.

We have a commercial paper program under which we may issue unsecured commercial paper up to a maximum amount of $700 million to fund short-term borrowing needs. The maturities of the commercial paper notes may vary, but may not exceed 270 days from the date of issue. The commercial paper notes are sold generally at par less a discount representing an interest factor. At December 31, 2020, we had $418.2 million of commercial paper outstanding. The weighted-average interest rate on our commercial paper was 0.18 percent and 1.83 percent at December 31, 2020 and 2019, respectively.

5.LONG-TERM DEBT

Senior Notes - In April 2020, ONE Gas issued $300 million of 2.00 percent senior notes due 2030. The proceeds from the issuance were used to reduce the amount of outstanding commercial paper and for general corporate purposes.

Our long-term debt includes $300 million of 3.61 percent senior notes due in 2024, $300 million of 2.00 percent senior notes due 2030, $600 million of 4.658 percent senior notes due 2044, and $400 million of 4.50 percent senior notes due 2048. The indenture governing our Senior Notes includes an event of default upon the acceleration of other indebtedness of $100 million or more. Such events of default would entitle the trustee or the holders of 25 percent in the aggregate principal amount of the outstanding Senior Notes to declare those Senior Notes immediately due and payable in full.

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

ONE Gas 2021 Term Loan Facility - On February 22, 2021, we entered into the ONE Gas 2021 Term Loan Facility to enhance our liquidity position as part of the financing of our natural gas purchases in order to provide sufficient liquidity to satisfy our obligations as a result of the 2021 winter weather event and the repayment of indebtedness.

The ONE Gas 2021 Term Loan Facility provides for a $2.5 billion unsecured term loan facility. Proceeds of the loans under the ONE Gas 2021 Term Loan Facility will be available for natural gas purchases as a result of the 2021 winter weather event and the repayment of indebtedness. The ONE Gas 2021 Term Loan Facility matures two years after the loans are funded under the ONE Gas 2021 Term Loan Facility. The loans under the ONE Gas 2021 Term Loan Facility will bear interest at a “Eurodollar Rate” or a “Base Rate” as specified in the ONE Gas 2021 Term Loan Facility, plus a margin specified in the ONE Gas 2021 Term Loan Facility which adjusts based on our debt ratings and the outstanding amount of loans remaining under the ONE Gas 2021 Term Loan Facility. Outstanding loans or commitments under the ONE Gas 2021 Term Loan Facility are required to be prepaid or reduced, as applicable, with the net cash proceeds received by us or any of our subsidiaries from certain debt and equity issuances.

The ONE Gas 2021 Term Loan Facility contains customary conditions to borrowing, and customary affirmative and negative covenants, including a financial ratio maintenance covenant requiring us to maintain a total debt-to-capital ratio of no more than 72.5 percent at the end of any calendar quarter through December 31, 2021, and 70 percent at the end of any calendar quarter thereafter. The ONE Gas 2021 Term Loan Facility also contains various customary events of default, the occurrence of which could result in a termination of the lenders’ commitments and the acceleration of all of our obligations thereunder.

6.LEASES

We have operating leases for office facilities, gas storage facilities, IT equipment and right-of-way contracts. Our leases have remaining lease terms of one year to nine years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within specified time frames. We have not entered into any finance leases.
Our right-of-use asset is $37.2 million and $34.2 million as of December 31, 2020 and 2019, respectively, and is reported within other assets in our Consolidated Balance Sheets. Operating lease liabilities are reported within our other current liabilities and other liabilities in our consolidated balance sheets. Total operating lease cost including immaterial amounts attributable to short-term operating leases was $8.4 million, $8.5 million, and $8.2 million in 2020, 2019 and 2018, respectively.
In 2020, we reassessed certain operating leases for office facilities and IT which were extended or modified, resulting in an increase in our right-of-use asset and operating lease liability of $9.8 million and $10.2 million, respectively.

	Years Ended
	December 31,
Other information related to operating leases	2020	2019
	(Millions of dollars)
Weighted-average remaining lease term	7 years	7 years
Weighted-average discount rate	2.81%	3.62%
Supplemental cash flows information
Lease payments	$(8.0)	$(8.4)
Right-of-use assets obtained in exchange for lease obligations	$9.8	$9.5

December 31,
Future minimum lease payments under non-cancellable operating leases	2020
(Millions of dollars)
2021	$7.9
2022	7.4
2023	6.2
2024	4.7
2025	4.1
Thereafter	11.0
Total future minimum lease payments	$41.3
Imputed interest	(3.5)
Total operating lease liability	$37.8

Consolidated balance sheets as of December 31, 2020
Current operating lease liability	$7.0
Long-term operating lease liability	30.8
Total operating lease liability	$37.8

7.EQUITY

Preferred Stock - At December 31, 2020, we had 50 million, $0.01 par value, authorized shares of preferred stock available. We have not issued or established any classes or series of shares of preferred stock.

Common Stock - At December 31, 2020, we had approximately 196.8 million shares of authorized common stock available for issuance.

Treasury Shares - In 2019, we were authorized to purchase treasury shares to be used to offset shares issued under our equity compensation plan and the ESPP. Our Board of Directors established an annual limit of $20 million of treasury stock purchases, exclusive of funds received through the dividend reinvestment and the ESPP. Stock purchases could have been made in the open market or in private transactions at times, and in amounts that we deemed appropriate. There was no guarantee as to the exact number of shares that we would have purchased, and we terminated the program in 2019.

At-the-Market Equity Program - In February 2020, we initiated an at-the-market equity program by entering into an equity distribution agreement under which we may issue and sell shares of our common stock with an aggregate offering price up to $250 million (including any shares of common stock that may be sold pursuant to the master forward sale confirmation entered into in connection with the equity distribution agreement and the related supplemental confirmations). Sales of common stock are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. At December 31, 2020, we had issued and sold 179,514 shares of our common stock for $13.6 million, generating proceeds, net of issuance costs, of $13.5 million, and had $236.4 million of equity available for issuance under the program.

Dividends Declared - In 2020 and 2019, we declared and paid dividends of $2.16 per share ($0.54 per share quarterly) and $2.00 per share ($0.50 per share quarterly), respectively. In January 2021, we declared a dividend of $0.58 per share ($2.32 per share on an annualized basis) for shareholders of record on February 19, 2021, payable March 5, 2021.

8.ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the balance in accumulated other comprehensive loss for the periods indicated:

Accumulated Other Comprehensive Loss
(Thousands of dollars)
January 1, 2019	$(4,086)
Pension and other postemployment benefit plans obligations
Other comprehensive income before reclassification, net of tax of $692	(2,074)
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(213)	639
Other comprehensive loss	(1,435)
Reclassification of stranded tax effects (a)	(1,218)
December 31, 2019	(6,739)
Pension and other postemployment benefit plans obligations
Other comprehensive loss before reclassification, net of tax of $587	(1,932)
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(298)	894
Other comprehensive loss	(1,038)
December 31, 2020	$(7,777)
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

The following table sets forth the effect of reclassifications from accumulated other comprehensive loss on our Consolidated Statements of Income for the periods indicated:

				Affected Line Item in the
Details about Accumulated Other Comprehensive	Years Ended December 31,			Consolidated Statements of
Loss Components	2020	2019	2018	Income
	(Thousands of dollars)
Pension and other postemployment benefit plan obligations (a)
Amortization of net loss	$42,492	$35,283	$43,800
Amortization of unrecognized prior service cost	(117)	(673)	(4,567)
	42,375	34,610	39,233
Regulatory adjustments (b)	(41,183)	(33,758)	(38,151)
	1,192	852	1,082	Income before income taxes
	(298)	(213)	(271)	Income tax expense
Total reclassifications for the period	$894	$639	$811	Net income
(a) These components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note 14 for additional information regarding our net periodic benefit cost.
(b) Regulatory adjustments represent pension and other postemployment benefit costs expected to be recovered through rates and are deferred as part of our regulatory assets. See Note 11 for additional information regarding our regulatory assets and liabilities.

9.EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Year Ended December 31, 2020
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$196,412	53,133	$3.70
Diluted EPS Calculation
Effect of dilutive securities	—	237
Net income available for common stock and common stock equivalents	$196,412	53,370	$3.68

	Year Ended December 31, 2019
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$186,749	52,895	$3.53
Diluted EPS Calculation
Effect of dilutive securities	—	345
Net income available for common stock and common stock equivalents	$186,749	53,240	$3.51

	Year Ended December 31, 2018
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$172,234	52,693	$3.27
Diluted EPS Calculation
Effect of dilutive securities	—	336
Net income available for common stock and common stock equivalents	$172,234	53,029	$3.25

10.DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Instruments - At December 31, 2020, we held purchased natural gas call options for the heating season ending March 2021, with total notional amounts of 14.7 Bcf, for which we paid premiums of $6.7 million, and which had a fair value of $0.8 million. At December 31, 2019, we held purchased natural gas call options for the heating season ended March 2020, with total notional amounts of 14.3 Bcf, for which we paid premiums of $4.4 million, and which had a fair value of $0.3 million. The premiums paid and any cash settlements received are recorded as part of our unrecovered purchased-gas costs in current regulatory assets as these contracts are included in, and recoverable through, the purchased-gas cost adjustment mechanisms. Additionally, changes in fair value associated with these contracts are deferred as part of our unrecovered purchased-gas costs in our consolidated balance sheets. Our natural gas call options are classified as Level 1, as fair value amounts are based on unadjusted quoted prices in active markets, including NYMEX-settled prices. There were no transfers between levels for the periods presented.

Other Financial Instruments - The approximate fair value of cash and cash equivalents, accounts receivable and accounts payable is equal to book value, due to the short-term nature of these items. Our cash and cash equivalents are comprised of cash and money market accounts, which we consider to be Level 1. At December 31, 2020, other current and noncurrent assets included $1.6 million of corporate bonds and $3.2 million of United States treasury notes, for which the fair value approximates our cost, and are classified as Level 2 and Level 1, respectively. At December 31, 2019, other current and noncurrent assets included $2.6 million of corporate bonds and $3.0 million of United States treasury notes, for which the fair value approximates our cost, and are classified as Level 2 and Level 1, respectively.

Short-term notes payable and commercial paper are due upon demand and, therefore, the carrying amounts approximate fair value and are classified as Level 1. The book value of our long-term debt, including current maturities, was $1.6 billion and $1.3 billion at December 31, 2020 and 2019, respectively. The estimated fair value of our long-term debt, including current maturities, was $2.0 billion and $1.5 billion at December 31, 2020 and 2019, respectively. The estimated fair value of our long-term debt at December 31, 2020 and December 31, 2019, was determined using quoted market prices, and is considered Level 2.

11.REGULATORY ASSETS AND LIABILITIES

The tables below present a summary of regulatory assets, net of amortization, and liabilities for the periods indicated:

		December 31, 2020
	Remaining Recovery Period	Current	Noncurrent	Total
		(Thousands of dollars)
Under-recovered purchased-gas costs	1 year	$16,502	$—	$16,502
Pension and other postemployment benefit costs	See Note 14	16,541	341,266	357,807
Reacquired debt costs	7 years	812	4,866	5,678
MGP remediation costs	15 years	98	18,711	18,809
Ad-valorem tax	1 year	5,558	—	5,558
WNA	1 year	4,806	—	4,806
Customer credit deferrals	1 year	10,267	—	10,267
Other	1 to 18 years	2,189	2,113	4,302
Total regulatory assets, net of amortization		56,773	366,956	423,729
Income tax rate changes (a)	(a)	—	(547,563)	(547,563)
Over-recovered purchased-gas costs	1 year	(15,761)	—	(15,761)
Total regulatory liabilities		(15,761)	(547,563)	(563,324)
Net regulatory assets and liabilities		$41,012	$(180,607)	$(139,595)
(a) Includes the reclassification of $81.5 million of deferred taxes related to the elimination of state income tax for utilities in Kansas. Recovery period varies by jurisdiction. See discussion below for additional information regarding our regulatory liabilities related to federal income tax rate changes.

		December 31, 2019
	Remaining Recovery Period	Current	Noncurrent	Total
		(Thousands of dollars)
Under-recovered purchased-gas costs	1 year	$17,172	$—	$17,172
Pension and other postemployment benefit costs	See Note 14	21,213	373,266	394,479
Reacquired debt costs	8 years	812	5,677	6,489
MGP remediation costs	15 years	98	9,709	9,807
Ad-valorem tax	1 year	2,921	—	2,921
Other	1 to 19 years	5,224	2,384	7,608
Total regulatory assets, net of amortization		47,440	391,036	438,476
Income tax rate changes (a)	(a)	(10,297)	(503,518)	(513,815)
Over-recovered purchased-gas costs	1 year	(27,623)	—	(27,623)
WNA	1 year	(7,281)	—	(7,281)
Total regulatory liabilities		(45,201)	(503,518)	(548,719)
Net regulatory assets and liabilities		$2,239	$(112,482)	$(110,243)
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

The current portion of the regulatory liability for income tax rate changes represents the effect of the Tax Cuts and Jobs Act of 2017. In each state, we received accounting orders requiring us to establish a regulatory liability for the difference in taxes included in our rates that have been calculated based on a 35 percent federal corporate income tax rate and the new 21 percent federal corporate income tax rate effective in January 2018 and to refund the reduction in ADIT due to the remeasurement resulting from the change in the exacted tax rate.

The customer credit deferrals and the noncurrent regulatory liability for income tax rate changes represents deferral of the effects of enacted federal and state income tax rate changes on our ADIT and the effects of these changes on our rates.

The noncurrent regulatory liability for income tax changes reflects EDIT associated with the remeasurement of our ADIT as a result of a bill amending the Kansas state income tax code exempting public utilities regulated by the KCC from paying Kansas state income taxes beginning January 1, 2021, that was signed into law in May 2020 and the Tax Cuts and Jobs Act of 2017. Our customers began receiving credit for this liability as determined by our regulators in 2019. Our customers receive credit annually based upon amortization periods in compliance with the tax normalization rules for the portions of EDIT stipulated by the Code and varying periods of five to ten years for all other components of EDIT. See Note 15 for additional information regarding our regulatory liabilities for income tax rate changes.

See Note 17 for additional information regarding our regulatory assets for MGP remediation costs.

We have received accounting orders in each of our jurisdictions authorizing us to accumulate and defer for regulatory purposes certain incremental costs incurred, including bad debt expenses, and certain lost revenues, net of offsetting expense reductions associated with COVID-19. Pursuant to these orders, the recovery of any net incremental costs and lost revenues will be determined in future rate cases or alternative rate recovery filings in each jurisdiction. For financial reporting purposes, any amounts deferred as a regulatory asset for future recovery under these accounting orders must be probable of recovery. At December 31, 2020, no regulatory assets have been recorded. We continue to evaluate the impacts of COVID-19 on our business and will record regulatory assets for financial reporting purposes at such time as recovery is deemed probable.

Recovery through rates resulted in amortization of regulatory assets of approximately $3.2 million, $2.5 million and $1.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. For the years ended December 31, 2020 and 2019, income tax expense reflects credits of $17.4 million and $12.8 million, respectively, for the amortization of the regulatory liability associated with EDIT that was returned to customers.

12.PROPERTY, PLANT AND EQUIPMENT

The following table sets forth our property, plant and equipment by property type, for the periods indicated:

	December 31,	December 31,
	2020	2019
	(Thousands of dollars)
Natural gas distribution pipelines and related equipment	$5,517,488	$5,117,496
Natural gas transmission pipelines and related equipment	586,360	549,788
General plant and other	657,037	612,984
Construction work in process	77,718	152,851
Property, plant and equipment	6,838,603	6,433,119
Accumulated depreciation and amortization	(1,971,546)	(1,867,893)
Net property, plant and equipment	$4,867,057	$4,565,226

We compute depreciation expense by applying composite, straight-line rates of approximately 2.5 percent to 3.5 percent that were approved by various regulatory authorities.

We recorded capitalized interest of $4.2 million, $4.6 million and $3.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. We incurred liabilities for construction work in process that had not been paid at December 31, 2020, 2019 and 2018 of $24.3 million, $20.9 million and $15.6 million, respectively. Such amounts are not included in capital expenditures or in the change of working capital items on our Consolidated Statements of Cash Flows.

13.SHARE-BASED PAYMENTS

The ECP provides for the granting of stock-based compensation, including incentive stock options, nonstatutory stock options, stock bonus awards, restricted stock awards, restricted stock unit awards, performance stock awards and performance unit awards to eligible employees and the granting of stock awards to nonemployee directors. At December 31, 2020, we have 4.3 million shares of common stock reserved for issuance under the ECP. In May 2018, shareholders approved making an additional 1.8 million shares available under the ECP, less the number of shares remaining available for future grants on the effective date. At December 31, 2020, we had approximately 1.9 million shares available for issuance under the ECP, which reflect shares issued and estimated shares expected to be issued upon vesting of outstanding awards granted under the plan, less forfeitures. The plan allows for the deferral of awards granted in stock or cash, in accordance with the Code section 409A requirements.

Compensation expense for our share-based payment plans was $7.0 million, net of tax benefits of $2.3 million, for 2020, $6.8 million, net of tax benefits of $2.2 million, for 2019, and $6.1 million, net of tax benefits of $2.1 million, for 2018.

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

Restricted Stock Unit Award Activity

As of December 31, 2020, there was $3.1 million of total unrecognized compensation expense related to the nonvested restricted stock unit awards, which is expected to be recognized over a weighted-average period of 1.7 years. The following tables set forth activity and various statistics for restricted stock unit awards outstanding under the respective plans for the period indicated:

	Number of Units	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2019	104,398	$72.21
Granted	31,233	$96.21
Vested	(34,066)	$64.32
Forfeited	(1,765)	$78.89
Nonvested at December 31, 2020	99,800	$82.29

	2020	2019	2018
Weighted-average grant date fair value (per share)	$96.21	$83.94	$68.17
Fair value of shares granted (thousands of dollars)	$3,005	$3,001	$2,583

The fair value of restricted stock vested was $3.3 million, $3.3 million, and $4.7 million in 2020, 2019, and 2018, respectively.

Performance Stock Unit Award Activity

As of December 31, 2020, there was $6.7 million of total unrecognized compensation expense related to the nonvested performance stock unit awards, which is expected to be recognized over a weighted-average period of 1.7 years. The following tables set forth activity and various statistics related to our performance stock unit awards and the assumptions used by us in the valuations of the 2020, 2019 and 2018 grants at the grant date:

	Number of Units	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2019	218,176	$77.58
Granted	63,268	$102.77
Vested	(69,107)	$68.94
Forfeited	(3,817)	$84.10
Nonvested at December 31, 2020	208,520	$87.97

	2020	2019	2018
Volatility (a)	16.40%	18.70%	18.80%
Dividend yield	2.25%	2.38%	2.70%
Risk-free interest rate (b)	1.40%	2.50%	2.38%
(a) - Volatility based on historical volatility over three years using daily stock price observations of our peer utilities.
(b) - Using 3-year treasury.

	2020	2019	2018
Weighted-average grant date fair value (per share)	$102.77	$89.86	$74.04
Fair value of shares granted (thousands of dollars)	$6,502	$6,401	$5,882

The fair value of performance stock vested was $10.2 million, $12.7 million, and $13.7 million in 2020, 2019, and 2018, respectively.

Employee Stock Purchase Plan

We have reserved a total of 700 thousand shares of common stock for issuance under our ESPP. Employees can choose to have up to 10 percent of their annual base pay withheld to purchase our common stock, subject to terms and limitations of the plan. The purchase price of the stock is 85 percent of the lower of the average market price of our common stock on the grant date or exercise date. Approximately 50 percent, 44 percent and 45 percent of employees participated in the plan in 2020, 2019 and 2018, respectively, and purchased 92,507 shares at $64.77 in 2020, 71,613 shares at $71.42 in 2019, and 76,231 shares at $63.01 in 2018.

Compensation expense, before taxes, was $1.1 million, $1.5 million and $1.0 million in 2020, 2019 and 2018, respectively.

14.EMPLOYEE BENEFIT PLANS

Defined Benefit Pension and Other Postemployment Benefit Plans

Defined Benefit Pension Plans - We have a defined benefit pension plan and a supplemental executive retirement plan, both of which are closed to new participants. Certain employees of the Texas Gas Service division are entitled to benefits under a frozen cash-balance pension plan. We fund our defined benefit pension costs at a level needed to maintain or exceed the minimum funding levels required by the Employee Retirement Income Security Act of 1974, as amended, and the Pension Protection Act of 2006.

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

Actuarial Assumptions - The following table sets forth the weighted-average assumptions used to determine benefit obligations for pension and postemployment benefits for the periods indicated:

	December 31,
	2020	2019
Discount rate - pension plans	2.80%	3.50%
Discount rate - other postemployment plans	2.70%	3.40%
Compensation increase rate	3.10% - 3.90%	3.10% - 4.00%

The following table sets forth the weighted-average assumptions used by us to determine the periodic benefit costs for the periods indicated:

	Years Ended December 31,
	2020	2019	2018
Discount rate - pension plans	3.50%	4.40%	3.80%
Discount rate - other postemployment plans	3.40%	4.40%	3.70%
Expected long-term return on plan assets - pension plans	7.20%	7.20%	7.25%
Expected long-term return on plan assets - other postemployment plans	7.65%	7.35%	7.60%
Compensation increase rate	3.10% - 4.00%	3.20% - 4.00%	3.25% - 3.35%

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

Regulatory Treatment - The OCC, KCC and regulatory authorities in Texas have approved the recovery of pension costs and other postemployment benefits costs through rates for Oklahoma Natural Gas, Kansas Gas Service and Texas Gas Service, respectively. The costs recovered through rates are based on current funding requirements and the net periodic benefit cost for defined benefit pension and other postemployment costs. Differences, if any, between the net periodic benefit cost, net of deferrals, and the amount recovered through rates are reflected in earnings.

We historically have recovered defined benefit pension and other postemployment benefit costs through rates. We believe it is probable that regulators will continue to include the net periodic pension and other postemployment benefit costs in our cost of service.

We capitalize all eligible service cost and non-service cost components pursuant to the accounting requirements of ASC Topic 980 (Regulated Operations) for rate-regulated entities, as these costs are authorized by our regulators to be included in capitalized costs. Our consolidated balance sheets reflect the capitalized non-service cost components as a regulatory asset. We have recognized a regulatory asset of $6.0 million and $4.7 million as of December 31, 2020 and December 31, 2019, respectively. See Note 11 for additional information.

Obligations and Funded Status - The following table sets forth our defined benefit pension and other postemployment benefit plans, benefit obligations and fair value of plan assets for the periods indicated:

	Pension Benefits		Other Postemployment Benefits
	December 31,		December 31,
	2020	2019	2020	2019
Changes in Benefit Obligation	(Thousands of dollars)
Benefit obligation, beginning of period	$1,001,368	$950,510	$230,490	$220,144
Service cost	12,869	12,030	1,692	1,734
Interest cost	34,179	40,670	7,557	9,318
Plan participants’ contributions	—	—	3,500	3,697
Actuarial loss (gain)	91,566	98,231	14,013	13,945
Benefits paid	(62,341)	(50,915)	(17,722)	(18,348)
Settlements	—	(49,158)	—	—
Benefit obligation, end of period	1,077,641	1,001,368	239,530	230,490

Change in Plan Assets
Fair value of plan assets, beginning of period	907,974	814,112	207,182	176,859
Actual return (loss) on plan assets	140,939	162,785	35,837	38,772
Employer contributions	1,011	29,199	2,098	6,202
Plan participants’ contributions	—	—	3,500	3,697
Benefits paid	(62,341)	(50,915)	(17,722)	(18,348)
Settlements	—	(47,207)	—	—
Fair value of assets, end of period	987,583	907,974	230,895	207,182
Benefit Obligation, net at December 31	$(90,058)	$(93,394)	$(8,635)	$(23,308)

Current liabilities	$(1,056)	$(1,045)	$—	$—
Noncurrent liabilities	(89,002)	(92,349)	(8,635)	(23,308)
Benefit Obligation, net at December 31	$(90,058)	$(93,394)	$(8,635)	$(23,308)

Benefits paid reflects $12.5 million of lump sum payments to certain terminated-vested participants. During 2019, we purchased a group annuity contract for $47.2 million, and transferred to a third-party insurance company liabilities of $49.2 million related to certain participants in our defined benefit pension plan.

The accumulated benefit obligation for our defined benefit pension plans was $1.0 billion and $937.8 million at December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, the accumulated benefit obligations of each of our plans exceeded the fair value of the related plan’s assets.

The pension benefit obligations experienced an actuarial loss of $91.6 million and $98.2 million in 2020 and 2019, respectively, primarily due to the impact of decreases in the discount rates used to calculate the benefit obligations.

In 2021, our contributions are expected to be $1.1 million to our defined benefit pension plans, and no contributions are expected to be made to our other postemployment benefit plans.

Components of Net Periodic Benefit Cost - The following tables set forth the components of net periodic benefit cost, prior to regulatory deferrals, for our defined benefit pension and other postemployment benefit plans for the period indicated:

	Pension Benefits
	Year Ended December 31,
	2020	2019	2018
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$12,869	$12,030	$12,919
Interest cost (a)	34,179	40,670	36,801
Expected return on assets (a)	(61,119)	(61,939)	(60,579)
Amortization of net loss (a)	42,319	33,039	39,913
Net periodic benefit cost	$28,248	$23,800	$29,054
(a) These amounts, net of any amounts capitalized as a regulatory asset since adoption of ASU 2017-07 on January 1, 2018, have been recognized as other income (expense), net in the Consolidated Statements of Income. See Note 16 for additional detail of our other income (expense), net.

	Other Postemployment Benefits
	Year Ended December 31,
	2020	2019	2018
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$1,692	$1,734	$2,354
Interest cost (a)	7,557	9,318	9,117
Expected return on assets (a)	(15,469)	(12,586)	(14,284)
Amortization of unrecognized prior service cost (a)	(117)	(673)	(4,567)
Amortization of net loss (a)	173	2,244	3,887
Net periodic benefit cost (credit)	$(6,164)	$37	$(3,493)
(a) These amounts, net of any amounts capitalized as a regulatory asset since adoption of ASU 2017-07 on January 1, 2018, have been recognized as other income (expense), net in the Consolidated Statements of Income. See Note 16 for additional detail of our other income (expense), net.

Other Comprehensive Income (Loss) - The following table sets forth the amounts recognized in other comprehensive income (loss), net of regulatory deferrals, related to our defined benefit pension benefits for the period indicated:

	Pension Benefits
	Year Ended December 31,
	2020	2019	2018
	(Thousands of dollars)
Net gain (loss) arising during the period	$(2,519)	$(2,766)	$1,173
Amortization of loss	1,192	852	1,082
Deferred income taxes	289	479	(848)
Total recognized in other comprehensive income (loss)	$(1,038)	$(1,435)	$1,407

Due to our regulatory deferrals, there were no amounts recognized in other comprehensive income (loss) related to our other postemployment benefits for the periods presented.

The tables below set forth the amounts in accumulated other comprehensive loss that had not yet been recognized as components of net periodic benefit expense for the periods indicated:

	Pension Benefits
	December 31,
	2020	2019
	(Thousands of dollars)
Accumulated loss	$(351,059)	$(381,633)
Accumulated other comprehensive loss before regulatory assets	(351,059)	(381,633)
Regulatory asset for regulated entities	341,125	373,025
Accumulated other comprehensive loss after regulatory assets	(9,934)	(8,608)
Deferred income taxes	2,157	1,869
Accumulated other comprehensive loss, net of tax	$(7,777)	$(6,739)

	Other Postemployment Benefits
	December 31,
	2020	2019
	(Thousands of dollars)
Prior service credit	$85	$202
Accumulated loss	(13,134)	(19,660)
Accumulated other comprehensive loss before regulatory assets	$(13,049)	$(19,458)
Regulatory asset for regulated entities	13,049	19,458
Accumulated other comprehensive loss after regulatory assets	$—	$—

Health Care Cost Trend Rates - The following table sets forth the assumed health care cost-trend rates for the periods indicated:

	2020	2019
Health care cost-trend rate assumed for next year	6.25%	6.50%
Rate to which the cost-trend rate is assumed to decline (the ultimate trend rate)	4.50%	5.00%
Year that the rate reaches the ultimate trend rate	2026	2025

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

The following tables set forth our pension benefits and other postemployment benefits plan assets by fair value category as of the measurement date:

	Pension Benefits
	December 31, 2020
Asset Category	Level 1	Level 2	Level 3	Total
	(Thousands of dollars)
Investments:
Equity securities (a)	$392,639	$35,454	$—	$428,093
Government obligations	—	78,080	—	78,080
Corporate obligations (b)	—	343,118	—	343,118
Cash and money market funds (c)	1,589	23,311	—	24,900
Insurance contracts and group annuity contracts	—	—	24,603	24,603
Other investments (d)	—	1,155	87,634	88,789
Total assets	$394,228	$481,118	$112,237	$987,583
(a) - This category represents securities of the various market sectors from diverse industries.
(b) - This category represents bonds from diverse industries.
(c) - This category primarily represents money market funds.
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
(c) - This category primarily represents money market funds.
(d) - This category represents alternative investments such as hedge funds and other financial instruments.

	Other Postemployment Benefits
	December 31, 2020
Asset Category	Level 1	Level 2	Level 3	Total
	(Thousands of dollars)
Investments:
Equity securities (a)	$73,578	$—	$—	$73,578
Government obligations	—	—	—	—
Corporate obligations (b)	—	39,115	—	39,115
Cash and money market funds (c)	52	8,071	—	8,123
Insurance contracts and group annuity contracts (d)	—	110,079	—	110,079
Total assets	$73,630	$157,265	$—	$230,895
(a) - This category represents securities of the various market sectors from diverse industries.
(b) - This category represents bonds from diverse industries.
(c) - This category primarily represents money market funds.
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
(c) - This category primarily represents money market funds.
(d) - This category includes equity securities and bonds held in a captive insurance product.

Insurance contracts and group annuity contracts include investments in the Immediate Participation Guarantee Fund (“IPG Fund”) with John Hancock and are valued at fair value. John Hancock invests the IPG Fund in its general fund portfolio. The contract value of the IPG Fund at the end of the year, which approximates fair value, is estimated. The difference between this estimated balance and the actual balance, as subsequently determined by John Hancock, is charged or credited to the net assets of the plans.

Certain investments that are categorized as money market funds in Level 2 and “Other investments” in Level 3 represent alternative investments such as hedge funds and other financial instruments measured using the net asset value per share (or its equivalent) practical expedient.

The following tables set forth additional information regarding commitments and redemption limitations of these other investments at the periods indicated:

	December 31, 2020
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
	(in thousands)			(in days)
Grosvenor Registered Multi Limited Partnership	$42,632	$—	quarterly	65
K2 Institutional Investors II Limited Partnership	$45,002	$—	quarterly	91

	December 31, 2019
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
	(in thousands)			(in days)
Grosvenor Registered Multi Limited Partnership	$40,577	$—	quarterly	65
K2 Institutional Investors II Limited Partnership	$41,215	$—	quarterly	91

The following table sets forth the reconciliation of Level 3 fair value measurements of our pension plans for the periods indicated:

	Pension Benefits
	Insurance Contracts	Other Investments	Total
	(Thousands of dollars)
January 1, 2019	$30,445	$79,205	$109,650
Unrealized gains	—	2,588	2,588
Unrealized (losses)	(860)	—	(860)
Settlements	(3,597)	—	(3,597)
December 31, 2019	$25,988	$81,793	$107,781
Unrealized gains	1,764	4,849	6,613
Purchases	—	992	992
Settlements	(3,149)	—	(3,149)
December 31, 2020	$24,603	$87,634	$112,237

Pension and Other Postemployment Benefit Payments - Benefit payments for our defined benefit pension and other postemployment benefit plans for the period ended December 31, 2020 were $62.3 million and $17.7 million, respectively. The following table sets forth the pension benefits and other postemployment benefits payments expected to be paid in 2021-2030:

	Pension Benefits	Other Postemployment Benefits
Benefits to be paid in:	(Thousands of dollars)
2021	$51,127	$16,032
2022	$51,945	$15,987
2023	$52,810	$15,853
2024	$53,633	$15,487
2025	$54,498	$15,262
2026 through 2030	$279,689	$70,385

The expected benefits to be paid are based on the same assumptions used to measure our benefit obligation at December 31, 2020, and include estimated future employee service.

Other Employee Benefit Plans

401(k) Plan - We have a 401(k) Plan which covers all full-time employees, and employee contributions are discretionary. We match 100 percent of each participant’s eligible contribution up to 6 percent of eligible compensation, subject to certain limits. Our contributions made to the plan were $13.8 million, $12.8 million and $12.1 million in 2020, 2019 and 2018, respectively.

Profit-Sharing Plan - We have a profit-sharing plan for all employees who do not participate in our defined benefit pension plan. We plan to make a contribution to the profit-sharing plan each quarter equal to 1 percent of each participant’s eligible compensation during the quarter. Additional discretionary employer contributions may be made at the end of each year. Employee contributions are not allowed under the plan. Our contributions made to the plan were $9.4 million, $8.5 million and $7.4 million in 2020, 2019 and 2018, respectively.

15.INCOME TAXES

The following table sets forth our provision for income taxes for the periods indicated:

	Years Ended December 31,
	2020	2019	2018
	(Thousands of dollars)
Current income tax provision
Federal	$20,129	$24,537	$—
State	2,965	5,008	289
Total current income tax provision	23,094	29,545	289
Deferred income tax provision
Federal	10,757	8,375	42,413
State	7,728	4,932	10,829
Total deferred income tax provision	18,485	13,307	53,242
Total provision for income taxes	$41,579	$42,852	$53,531

The following table is a reconciliation of our income tax provision for the periods indicated:

	Years Ended December 31,
	2020	2019	2018
	(Thousands of dollars)
Income before income taxes	$237,991	$229,601	$225,765
Federal statutory income tax rate	21%	21%	21%
Provision for federal income taxes	49,978	48,215	47,411
State income taxes, net of federal tax benefit	10,693	9,758	8,783
EDIT not recovered in rates	—	—	74
Amortization of EDIT regulatory liability	(17,031)	(12,828)	—
Tax benefit of employee share-based compensation	(1,489)	(2,116)	(2,770)
Other, net	(572)	(177)	33
Total provision for income taxes	$41,579	$42,852	$53,531

As of December 31, 2020, we have no uncertain tax positions. Changes in tax laws or tax rates are recognized in the financial reporting period that includes the enactment date. As a regulated entity, the change in ADIT resulting from a change in tax laws or tax rates is recorded as a regulatory liability and is subject to refund to our customers.

In May 2020, a bill amending the Kansas state income tax code was signed into law that exempts public utilities regulated by the KCC from paying Kansas state income taxes beginning January 1, 2021. As a result of the enactment of this legislation, we remeasured our ADIT. As a regulated entity, the reduction in ADIT of $81.5 million was recorded as an EDIT regulatory liability and will be refunded to our customers. This adjustment had no material impact on our income tax expense and no impact on our cash flows for the year ended December 31, 2020. The bill stipulates that, if requested by the utility, this EDIT will be returned to Kansas customers over a period of no less than 30 years, with the exact timing to be determined in our next general rate proceeding. In August 2020, Kansas Gas Service submitted an application to the KCC to reduce its base rates to reflect the elimination of Kansas state income taxes by approximately $4.9 million. In December 2020, the KCC approved the reduction, effective January 1, 2021.

The following table sets forth the tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities for the periods indicated:

	December 31,
	2020	2019
	(Thousands of dollars)
Deferred tax assets
Employee benefits and other accrued liabilities	$28,127	$32,036
Regulatory adjustments for enacted tax rate changes	121,738	124,680
Net operating loss	—	752
Lease obligation basis	9,319	8,599
Other	4,790	2,772
Total deferred tax assets	163,974	168,839
Deferred tax liabilities
Excess of tax over book depreciation	717,492	742,860
Purchased-gas cost adjustment	5,240	3,556
Other regulatory assets and liabilities, net	88,260	96,456
Right-of-use asset basis	9,788	8,599
Total deferred tax liabilities	820,780	851,471
Net deferred tax liabilities	$656,806	$682,632

As of December 31, 2020, we have no federal or state income tax NOL carryforwards.

We have filed our consolidated federal and state income tax returns for years 2017, 2018 and 2019. We are no longer subject to income tax examination for years prior to 2017.

16.OTHER INCOME AND OTHER EXPENSE

The following table sets forth the components of other income and other expense for the periods indicated:

	Years Ended December 31,
	2020	2019	2018
	(Thousands of dollars)
Net periodic benefit cost other than service cost	$(5,071)	$(5,895)	$(8,824)
Earnings (losses) on investments associated with nonqualified employee benefit plans	4,616	5,268	(1,343)
Other, net	(2,565)	(2,349)	(1,192)
Total other expense, net	$(3,020)	$(2,976)	$(11,359)

17.COMMITMENTS AND CONTINGENCIES

Commitments - See Note 6 of the Notes to Consolidated Financial Statements in this Annual Report for discussion of operating leases.

COVID-19 - Throughout the COVID-19 pandemic, we have continued to provide essential services to our customers. We have implemented a comprehensive set of policies, procedures and guidelines to protect the safety of our employees, customers and communities. As ordered by our regulators, customer disconnects for nonpayment were suspended from mid-March through May 20, 2020, in Oklahoma, through May 31, 2020, in Kansas, and through December 31, 2020, in some areas of Texas. As of December 31, 2020, we have temporarily suspended disconnects for safety reasons in all of our jurisdictions due to the level of COVID-19 infection. Since the onset of the pandemic in the first quarter of 2020, we have experienced impacts on our results of operations including, but not limited to: lower late payment, reconnect and collection fees and incremental expenses for bad debts related to the suspensions of disconnects for nonpayment; incremental expenses for PPE, cleaning supplies, outside services and other expenses; and lower expenses for travel and employee training that have been impacted by the pandemic. We have received accounting orders in each of our jurisdictions authorizing us to accumulate and defer for regulatory purposes certain incremental costs incurred, including bad debt expenses, and certain lost revenues, net of offsetting expense reductions associated with COVID-19. Pursuant to these orders, the recovery of any net incremental costs and lost revenues will be determined in future rate cases or alternative rate recovery filings in each jurisdiction. For financial reporting purposes, any amounts deferred as a regulatory asset for future recovery under these accounting orders must be probable of recovery. At December 31, 2020, no regulatory assets have been recorded. We continue to evaluate the impacts of COVID-19 on our business and will record regulatory assets for financial reporting purposes at such time as recovery is deemed probable. Going forward, we expect continuing impacts on our revenues and expenses during the course of the pandemic. We also could experience a possible reduction in revenues from commercial and transportation customers temporarily or permanently impacted by the pandemic.

Environmental Matters - We are subject to multiple historical, wildlife preservation and environmental laws and/or regulations, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, hazardous materials transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits or the discovery of presently unknown environmental conditions may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation, and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during 2020, 2019 or 2018.

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

We have an AAO that allows Kansas Gas Service to defer and seek recovery of costs necessary for investigation and remediation at, and nearby, these 12 former MGP sites that are incurred after January 1, 2017, up to a cap of $15.0 million, net of any related insurance recoveries. Costs approved for recovery in a future rate proceeding would then be amortized over a 15-year period. The unamortized amounts will not be included in rate base or accumulate carrying charges. Following a determination that future investigation and remediation work approved by the KDHE is expected to exceed $15.0 million, net of any related insurance recoveries, Kansas Gas Service will be required to file an application with the KCC for approval to increase the $15.0 million cap. At December 31, 2020 and 2019, we have deferred $18.8 million and $9.8 million, respectively, for accrued investigation and remediation costs pursuant to our AAO. Kansas Gas Service expects to file an application as soon as practicable after the KDHE approves the plans we have submitted and anticipates that filing will occur in 2021.

We have completed or are addressing removal of the source of soil contamination at all 12 sites and continue to monitor groundwater at eight of the 12 sites according to plans approved by the KDHE. In 2019, we completed a project to remove a source of contamination and associated contaminated materials at the twelfth site where no active soil remediation had previously occurred. A remediation plan was submitted to the KDHE concerning this site in 2020 and the KDHE has provided comments that we are addressing. We are also working on a remediation plan that will be submitted to the KDHE in 2021 for an additional site.

As a result of our work to investigate and remediate the environmental impacts of our MGP sites in 2020, we estimated the potential costs associated with additional investigation and remediation to be in the range of $9.1 million to $23.3 million. A single reliable estimate of the remediation costs for these sites was not feasible due to the amount of uncertainty in the ultimate remediation approach that will be utilized. Accordingly, in 2020, we recorded an adjustment to our reserve of $9.1 million, which also increased our regulatory asset pursuant to our AAO in Kansas, as we believe recovery of these costs is probable through our existing AAO or future regulatory filings. At December 31, 2020 and 2019, the reserve for remediation of our MGP sites was $14.5 million and $5.8 million, respectively.

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

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during 2020, 2019 or 2018.

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

In April 2016, PHMSA published a NPRM, the Safety of Gas Transmission & Gathering Lines Rule, in the Federal Register to revise pipeline safety regulations applicable to the safety of onshore natural gas transmission and gathering pipelines. Proposals included changes to pipeline integrity management requirements and other safety-related requirements. The NPRM comment period ended July 7, 2016, and comments were reviewed by PHMSA. As part of the comment review process, PHMSA was advised by the Technical Pipeline Safety Standards Committee, informally known by PHMSA as the GPAC, a statutorily mandated advisory committee that advises PHMSA on proposed safety policies for natural gas pipelines.  The GPAC reviews PHMSA's proposed regulatory initiatives to assure the technical feasibility, reasonableness, cost-effectiveness and practicality of each proposal. The GPAC met six times since January 2017 to review public comments and make recommendations to PHMSA. The GPAC completed their review of the NPRM on March 28, 2018, except for gas gathering pipelines. The GPAC met in June 2019 on gas gathering pipelines. In addition to reviewing public and committee comments, PHMSA announced they would split this NPRM into three separate final rulemakings:

•the first final rule addresses the legislative mandates from the Pipeline Safety, Regulatory Certainty and Jobs Creation Act and is called the Safety of Gas Transmission Pipelines: MAOP Reconfirmation, Expansion of Assessment Requirements, and Other Related Amendments;
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

On October 1, 2019, PHMSA published the first of the three final rules referenced above, which addressed the 2011 congressional mandates. This final rule expands integrity management principles beyond HCAs and requires operators to collect traceable, verifiable and complete records moving forward, retain existing and new records for the life of the pipeline, and reconfirm pipeline MAOP in populated areas. The final rule also outlines methods for reconfirming a pipeline’s MAOP within 15 years. The first final rule became effective July 1, 2020. The estimated capital and operating expenditures associated with compliance with the first final rulemaking were not material.

PHMSA has not yet issued the second final rule. The potential capital and operating expenditures associated with compliance with this rule are currently being evaluated and could be significant depending on the final regulation. We do not expect to be impacted by the third final rule, as we do not own gas gathering pipelines.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein (Item 8).

Changes in Internal Control Over Financial Reporting

In response to the COVID-19 pandemic, we have required employees, some of whom are involved in the operation of our internal controls over financial reporting, to work remotely. Despite working remotely, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Registrant

Information concerning our directors is set forth in our 2021 definitive Proxy Statement and is incorporated herein by this reference.

Executive Officers of the Registrant

Information concerning our executive officers is included in Part I, Item 1, Business, of this Annual Report.

Compliance with Section 16(a) of the Exchange Act

Information on compliance with Section 16(a) of the Exchange Act is set forth in our 2021 definitive Proxy Statement and is incorporated herein by this reference.

Code of Ethics

Information concerning the code of ethics, or code of business conduct, is set forth in our 2021 definitive Proxy Statement and is incorporated herein by this reference.

Nominating Procedures

Information concerning the nominating procedures is set forth in our 2021 definitive Proxy Statement and is incorporated herein by this reference.

The Audit Committee

Information concerning the Audit Committee is set forth in our 2021 definitive Proxy Statement and is incorporated herein by this reference.

The Audit Committee Financial Experts

Information concerning the Audit Committee Financial Experts is set forth in our 2021 definitive Proxy Statement and is incorporated herein by this reference.

The Executive Compensation Committee

Information concerning the Executive Compensation Committee is set forth in our 2021 definitive Proxy Statement and is incorporated herein by this reference.

The Corporate Governance Committee

Information concerning the Corporate Governance Committee is set forth in our 2021 definitive Proxy Statement and is incorporated herein by this reference.

The Executive Committee

Information concerning the Executive Committee is set forth in our 2021 definitive Proxy Statement and is incorporated herein by this reference.

Committee Charters

The full text of our Audit Committee charter, Executive Compensation Committee charter, Corporate Governance Committee charter and Executive Committee charter are published on and may be printed from our website at www.onegas.com and are also available from our corporate secretary upon request.

ITEM 11.    EXECUTIVE COMPENSATION

Information on executive compensation is set forth in our 2021 definitive Proxy Statement and is incorporated herein by this reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

Information concerning the ownership of certain beneficial owners is set forth in our 2021 definitive Proxy Statement and is incorporated herein by this reference.

Security Ownership of Management

Information on security ownership of directors and officers is set forth in our 2021 definitive Proxy Statement and is incorporated herein by this reference.

Equity Compensation Plan Information

The following table sets forth certain information concerning our equity compensation plans as of December 31, 2020:

	Number of Securities Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities in Column (a))
Plan Category	(a)	(b)		(c)
Equity compensation plans approved by security holders (1)	—	$—	(3)	2,942,946
Equity compensation plans not approved by security holders (2)	—	$—		1,812
Total	—	$—		2,944,758
(1) Includes shares granted under our ESPP and restricted stock incentive units and performance-unit awards granted under our ECP and our Deferred Compensation Plan for Non-employee Directors. For a brief description of the material features of this plan, see Note 13 of the Notes to Consolidated Financial Statements in this Annual Report. Column (c) includes 143,990 and 2,798,956 shares available for future issuance under our ESPP and our ECP and Deferred Compensation Plan for Non-employee Directors, respectively.
(2) Includes the Employee Stock Award Program. No shares under the Employee Stock Award Program have been issued since May 2017, and the Company does not intend to issue any further shares thereunder.
(3) Compensation deferred into our common stock under our ECP and Deferred Compensation Plan for Non-employee Directors is distributed to participants at fair market value on the date of distribution. The price used to calculate the weighted-average exercise price in the table is $76.77, which represents the year-end closing price of our common stock on the NYSE.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information on certain relationships and related transactions and director independence is set forth in our 2021 definitive Proxy Statement and is incorporated herein by this reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Information on the principal accountant’s fees and services is set forth in our 2021 definitive Proxy Statement and is incorporated herein by this reference.

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

4.4
Supplemental Indenture No. 2, dated November 5, 2018, among ONE Gas, Inc. and U.S. Bank National Bank Association, as trustee, with respect to the 4.50% Notes due 2048 (incorporated by reference to Exhibit 4.2 to ONE Gas, Inc.’s Current Report on Form 8-K filed on November 6, 2018 (File No. 1-36108)).

4.5
Supplemental Indenture No. 3, dated May 4, 2020, among ONE Gas, Inc. and U.S. Bank National Bank Association, as trustee, with respect to the 2.00% Notes due 2030 (incorporated by reference to Exhibit 4.2 to ONE Gas, Inc.’s Current Report on Form 8-K filed on May 4, 2020 (File No. 1-36108)).

4.6	Description of the Registrant’s securities registered pursuant to Section 12 of the Securities Act of 1934.

10.1
Form of ONE Gas, Inc. Indemnification Agreement between ONE Gas, Inc. and ONE Gas, Inc. officers and directors (incorporated by reference to Exhibit 10.5 to ONE Gas, Inc.’s Registration Statement on Form
10 filed on October 1, 2013 (File No. 1-36108)).

10.2
ONE Gas, Inc. Pre-2005 Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 to ONE Gas, Inc.’s Registration Statement on Form 10, Amendment No. 2 filed on December 23, 2013 (File No. 1-36108)).

10.3
ONE Gas, Inc. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 to ONE Gas, Inc.’s Registration Statement on Form 10, Amendment No. 2 filed on December 23, 2013 (File No. 1-36108)).

10.4
ONE Gas, Inc. Pre-2005 Supplemental Executive Retirement Plan (incorporated by reference to
Exhibit 10.9 to ONE Gas, Inc.’s Registration Statement on Form 10, Amendment No. 2 filed on December 23, 2013 (File No. 1-36108)).

10.5
ONE Gas, Inc. Supplemental Executive Retirement Plan, as amended and restated effective December 1, 2017 (incorporated by reference to Exhibit 10.8 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 22, 2018 (File No. 1-36108)).

10.6
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

10.8	Form of 2019 Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.12 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 20, 2019 (File No. 1-36108)).

10.9	Form of 2019 Performance Unit Award Agreement (incorporated by reference to Exhibit 10.13 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 20, 2019 (File No. 1-36108)).

10.10	Form of 2018 Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.14 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 22, 2018 (File No. 1-36108)).

10.11	Form of 2018 Performance Unit Award Agreement (incorporated by reference to Exhibit 10.15 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 22, 2018 (File No. 1-36108)).

10.12
Extension Agreement dated as of October 5, 2018, among ONE Gas, Inc., Bank of America, N.A., as administrative agent, swing line lender, a letter of credit issuer and a lender, and the other lenders and letter of credit issuers parties thereto (incorporated by reference to Exhibit 10.1 to ONE Gas Inc’s Current Report on Form 8-K filed on October 5, 2018 (File No. 1-36108)).

10.13
ONE Gas, Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.16 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 20, 2020 (File No. 1-36108)).

10.14
ONE Gas, Inc. Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.19 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 23, 2017 (File No. 1-36108)).

10.15
Credit Agreement, dated as of April 7, 2020, among ONE Gas, Inc., Bank of America, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on April 7, 2020 (File No. 1-36108)).

10.16	Form of Commercial Paper Dealer Agreement (incorporated by reference to Exhibit 10.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on September 10, 2014 (File No. 1-36108)).

10.17	Form of 2020 Performance Unit Award Agreement (incorporated by reference to Exhibit 10.20 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 20, 2020 (File No. 1-36108)).

10.18	Form of 2020 Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.21 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 20, 2020 (File No. 1-36108)).

10.19
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

10.20	Form of Master Forward Sale Confirmation (incorporated by reference to Exhibit 1.2 to ONE Gas, Inc.’s Current Report on Form 8-K filed on February 26, 2020 (File No. 1-36108)).

10.21	Form of 2017 Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.15 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 23, 2017 (File No. 1-36108)).

10.22	Form of 2017 Performance Unit Award Agreement (incorporated by reference to Exhibit 10.16 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 23, 2017 (File No. 1-36108)).

10.23
Amended and Restated Credit Agreement, dated as of October 5, 2017, among ONE Gas, Inc., Bank of America, N.A., as administrative agent, swingline lender and a letter of credit issuer, and the other lenders and letter of credit issuers parties thereto (incorporated by reference to Exhibit 10.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on October 6, 2017 (File No. 1-36108)).

10.24
ONE Gas, Inc. Nonqualified Deferred Compensation Plan, as amended and restated effective January 1, 2018 (incorporated by reference to Exhibit 10.28 to ONE Gas, Inc.’s Annual Report on Form 10-K filed February 22, 2018 (File No. 1-36108)).

10.25
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

10.26
ONE Gas, Inc. Amended and Restated Equity Compensation Plan (2018) (incorporated by reference to Appendix A to ONE Gas, Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 4, 2018 (File No. 1-36108)).

10.27
ONE Gas, Inc. Amended and Restated Annual Officer Incentive Plan, effective January 1, 2020 (incorporated by reference to Exhibit 10.31 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 20, 2020 (File No. 1-36108)).

10.28	Form of 2021 Restricted Unit Award Agreement.

10.29	Form of 2021 Performance Unit Award Agreement.

10.30	Form of 2020 Restricted Unit Award Agreement dated July 2020

10.31
ONE Gas Inc. Annual Officer Incentive Plan, effective January 1, 2019 (incorporated by reference to Exhibit 10.30 to ONE Gas, Inc.’s Annual Report on Form 10-K filed February 20, 2019 (File No. 1-36108)).

10.32
Credit Agreement, dated as of February 22, 2021, among ONE Gas, Inc., the lenders from time to time party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to ONE Gas Inc.’s Current Report on Form 8-K filed on February 22, 2021 (File No. 1-36108)).

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

Attached as Exhibit 101 to this Annual Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018; (iv) Consolidated Balance Sheets as of December 31, 2020 and 2019; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018; (vi) Consolidated Statements of Equity for the years ended December 31, 2020, 2019 and 2018; and (vii) Notes to Consolidated Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Annual Report.

ITEM 16.    FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 26, 2021		ONE Gas, Inc.
Registrant

		By:	/s/ Caron A. Lawhorn
Caron A. Lawhorn
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 26th day of February 2021.

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