Form 10-Q
period 2021-03-31
ONE Gas, Inc.
filed 2021-05-04
CIK 1587732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021.
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

On April 26, 2021, the Company had 53,245,144 shares of common stock outstanding.

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

GLOSSARY - The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

AAO	Accounting Authority Order
ADIT	Accumulated deferred income tax
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2020
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bcf	Billion cubic feet
CERCLA	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
Clean Air Act	Federal Clean Air Act, as amended
Clean Water Act	Federal Water Pollution Control Amendments of 1972, as amended
Code	Internal Revenue Code of 1986, as amended
COVID-19	Coronavirus Disease 2019
DOT	United States Department of Transportation
EDIT	Excess accumulated deferred income taxes resulting from a change in enacted tax rates
EPA	United States Environmental Protection Agency
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States of America
GPAC	Gas Pipeline Advisory Committee
GRIP	Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
Heating Degree Day or HDD	A measure designed to reflect the demand for energy needed for heating based on the extent to which the daily average temperature falls below a reference temperature for which no heating is required, usually 65 degrees Fahrenheit
HCA(s)	High consequence area(s)
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
LDC	Local distribution company
LIBOR	London Interbank Offered Rate
MAOP(s)	Maximum allowable operating pressure(s)
MGP	Manufactured gas plant
MMcf	Million cubic feet
Moody’s	Moody’s Investors Service, Inc.
Net margin	Non-GAAP measure defined as total revenues less cost of natural gas
NPRM	Notice of Proposed Rulemaking
NYSE	New York Stock Exchange
OCC	Oklahoma Corporation Commission
ONE Gas	ONE Gas, Inc.
ONE Gas 2021 Term Loan Facility	ONE Gas’ $2.5 billion two-year unsecured term loan facility, dated February 22, 2021, which terminated on March 11, 2021
ONE Gas 364-day Credit Agreement	ONE Gas’ $250 million 364-day revolving credit agreement, dated April 7, 2020, which terminated on March 16, 2021
ONE Gas Credit Agreement	ONE Gas’ $1 billion second amended and restated revolving credit agreement, which expires on March 16, 2026
ONE Gas 2017 Credit Agreement	ONE Gas’ $700 million amended and restated revolving credit agreement, dated October 5, 2017, which was amended and restated on March 16, 2021
PBRC	Performance-Based Rate Change
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
PPE	Personal protective equipment
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
RNG	Renewable natural gas
ROE	Return on equity, calculated consistent with utility ratemaking principles in each jurisdiction in which we operate
RRC	Railroad Commission of Texas
S&P	Standard & Poor’s Ratings Services
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes	ONE Gas’ registered notes consisting of $1 billion of 0.85 percent senior notes due 2023, $800 million of floating-rate senior notes due 2023, $700 million of 1.10 percent senior notes due 2024, $300 million of 3.61 percent senior notes due 2024, $300 million of 2.00 percent senior notes due 2030, $600 million of 4.658 percent senior notes due 2044 and $400 million of 4.50 percent notes due 2048
WNA	Weather normalization adjustment(s)
XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended
	March 31,
(Unaudited)	2021	2020
	(Thousands of dollars, except per share amounts)

Total revenues	$625,293	$528,168

Cost of natural gas	314,069	226,139

Operating expenses
Operations and maintenance	110,886	104,839
Depreciation and amortization	52,266	47,513
General taxes	17,727	16,473
Total operating expenses	180,879	168,825
Operating income	130,345	133,204
Other income (expense), net	(405)	(5,788)
Interest expense, net	(15,440)	(15,693)
Income before income taxes	114,500	111,723
Income taxes	(18,925)	(20,046)
Net income	$95,575	$91,677

Earnings per share
Basic	$1.79	$1.73
Diluted	$1.79	$1.72

Average shares (thousands)
Basic	53,372	53,007
Diluted	53,515	53,268
Dividends declared per share of stock	$0.58	$0.54
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(Unaudited)	2021	2020
	(Thousands of dollars)
Net income	$95,575	$91,677
Other comprehensive income, net of tax
Change in pension and other postemployment benefit plan liability, net of tax of $(91) and $(74), respectively	300	224
Total other comprehensive income, net of tax	300	224
Comprehensive income	$95,875	$91,901
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Unaudited)	2021	2020
Assets	(Thousands of dollars)
Property, plant and equipment
Property, plant and equipment	$6,915,000	$6,838,603
Accumulated depreciation and amortization	2,004,345	1,971,546
Net property, plant and equipment	4,910,655	4,867,057
Current assets
Cash and cash equivalents	704,911	7,993
Accounts receivable, net	279,591	292,985
Materials and supplies	51,147	52,766
Natural gas in storage	44,321	93,946
Regulatory assets	43,944	56,773
Other current assets	34,757	35,406
Total current assets	1,158,671	539,869
Goodwill and other assets
Regulatory assets	2,346,816	366,956
Goodwill	157,953	157,953
Other assets	105,809	96,877
Total goodwill and other assets	2,610,578	621,786
Total assets	$8,679,904	$6,028,712
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS
(Continued)
	March 31,	December 31,
(Unaudited)	2021	2020
Equity and Liabilities	(Thousands of dollars)
Equity and long-term debt
Common stock, $0.01 par value: authorized 250,000,000 shares; issued and outstanding 53,245,011 shares at March 31, 2021; issued and outstanding 53,166,733 shares at December 31, 2020	$532	$532
Paid-in capital	1,755,476	1,756,921
Retained earnings	548,068	483,635
Accumulated other comprehensive loss	(7,477)	(7,777)
Total equity	2,296,599	2,233,311
Long-term debt, excluding current maturities and net of issuance costs of $12,976 and $13,159, respectively	4,082,661	1,582,428
Total equity and long-term debt	6,379,260	3,815,739
Current liabilities
Notes payable	447,000	418,225
Accounts payable	227,955	152,313
Accrued taxes other than income	65,859	63,800
Regulatory liabilities	23,398	15,761
Customer deposits	57,241	68,028
Other current liabilities	57,583	78,952
Total current liabilities	879,036	797,079
Deferred credits and other liabilities
Deferred income taxes	685,901	656,806
Regulatory liabilities	537,129	547,563
Employee benefit obligations	89,860	97,637
Other deferred credits	108,718	113,888
Total deferred credits and other liabilities	1,421,608	1,415,894
Commitments and contingencies
Total liabilities and equity	$8,679,904	$6,028,712
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended
	March 31,
(Unaudited)	2021	2020
	(Thousands of dollars)
Operating activities
Net income	$95,575	$91,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,266	47,513
Deferred income taxes	18,567	6,856
Share-based compensation expense	2,587	2,261
Provision for doubtful accounts	3,754	3,077
Changes in assets and liabilities:
Accounts receivable	9,640	22,608
Materials and supplies	1,619	2,342
Natural gas in storage	49,625	56,227
Asset removal costs	(9,885)	(9,888)
Accounts payable	87,202	(34,227)
Accrued taxes other than income	2,059	(1,182)
Customer deposits	(10,787)	285
Regulatory assets and liabilities - current	20,466	(3,920)
Regulatory assets and liabilities - non-current	(1,946,526)	8,852
Other assets and liabilities - current	(20,698)	(4,575)
Other assets and liabilities - noncurrent	(14,729)	(5,173)
Cash provided by (used in) operating activities	(1,659,265)	182,733
Investing activities
Capital expenditures	(99,093)	(113,517)
Other investing expenditures	(2,351)	(314)
Other investing receipts	241	650
Cash used in investing activities	(101,203)	(113,181)
Financing activities
Borrowings (repayments) on notes payable, net	28,775	(41,805)
Issuance of debt, net of discounts	2,498,895	—
Long-term debt financing costs	(35,110)	—
Dividends paid	(30,882)	(28,543)
Tax withholdings related to net share settlements of stock compensation	(4,292)	(5,988)
Cash provided by (used in) financing activities	2,457,386	(76,336)
Change in cash and cash equivalents	696,918	(6,784)
Cash and cash equivalents at beginning of period	7,993	17,853
Cash and cash equivalents at end of period	$704,911	$11,069
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)	Common Stock Issued	Common Stock	Paid-in Capital
	(Shares)	(Thousands of dollars)

January 1, 2021	53,166,733	$532	$1,756,921
Net income	—	—	—
Other comprehensive income	—	—	—
Common stock issued and other	78,278	—	(1,705)
Common stock dividends - $0.58 per share	—	—	260
March 31, 2021	53,245,011	$532	$1,755,476

January 1, 2020	52,771,749	$528	$1,733,092
Net income	—	—	—
Other comprehensive income	—	—	—
Common stock issued and other	89,059	1	(3,737)
Common stock dividends - $0.54 per share	—	—	232
March 31, 2020	52,860,808	$529	$1,729,587
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(Continued)
(Unaudited)	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	(Thousands of dollars)

January 1, 2021	$483,635	$(7,777)	$2,233,311
Net income	95,575	—	95,575
Other comprehensive income	—	300	300
Common stock issued and other	—	—	(1,705)
Common stock dividends - $0.58 per share	(31,142)	—	(30,882)
March 31, 2021	$548,068	$(7,477)	$2,296,599

January 1, 2020	$402,509	$(6,739)	$2,129,390
Net income	91,677	—	91,677
Other comprehensive income	—	224	224
Common stock issued and other	—	—	(3,736)
Common stock dividends - $0.54 per share	(28,775)	—	(28,543)
March 31, 2020	$465,411	$(6,515)	$2,189,012
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. These statements also have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The 2020 year-end consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes in our Annual Report. Our significant accounting policies are described in Note 1 of our Notes to Consolidated Financial Statements in our Annual Report. Due to the seasonal nature of our business, the results of operations for the three months ended March 31, 2021, are not necessarily indicative of the results that may be expected for a 12-month period.

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

Segments - We operate in one reportable business segment: regulated public utilities that deliver natural gas primarily to residential, commercial and transportation customers. The accounting policies for our segment are the same as those described in Note 1 of our Notes to Consolidated Financial Statements in our Annual Report. We evaluate our financial performance principally on net income. For the three months ended March 31, 2021, and 2020, we had no single external customer from which we received 10 percent or more of our gross revenues.

Property, Plant and Equipment and Asset Removal Costs - Accounts payable for construction work in process and asset removal costs decreased by approximately $11.6 million and $4.2 million for the three months ended March 31, 2021 and 2020, respectively. Such amounts are not included in capital expenditures or asset removal costs in our consolidated statements of cash flows.

Accounts Receivable - Accounts receivable represent valid claims against nonaffiliated customers for natural gas sold or services rendered, net of allowances for doubtful accounts. We assess the creditworthiness of our customers. Those customers who do not meet minimum standards may be required to provide security, including deposits and other forms of collateral, when appropriate and allowed by our tariffs. With approximately 2.2 million customers across three states, we are not exposed materially to a concentration of credit risk. We maintain an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, consideration of the current environment and other information. We recover natural gas costs related to accounts written off when they are deemed uncollectible through the purchased-gas cost adjustment mechanisms in each of our jurisdictions. At March 31, 2021 and December 31, 2020, our allowance for doubtful accounts was $19.9 million and $16.6 million, respectively.

Reclassifications - Certain reclassifications have been made in the prior-year financial statements to conform to the current-year presentation. We have updated our 2020 Statements of Cash Flows for the three months ended March 31, 2020, to disaggregate “regulatory assets and liabilities” and “other assets and liabilities” into current and non-current components that are presented on our balance sheet to conform to our current year presentation.

Recently Issued Accounting Standards Update - In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, borrowings) necessitated by reference rate reform. It also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by reference rate reform. In the first quarter 2020, we adopted this new guidance effective for contracts modified between March 12, 2020 and December 31, 2022. Our revolving line of credit under the ONE Gas Credit Agreement and our $800 million of floating-rate senior notes due 2023 utilize LIBOR as the reference rate. If modified, we may elect the optional practical expedients to account for the modifications prospectively. Our adoption did not result in a material impact to our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. ASU 2019-12 also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. This standard is effective for interim and annual periods in fiscal years beginning after December 15, 2020, and early adoption is permitted. We adopted this new guidance on January 1, 2021. Our adoption did not result in a material impact to our consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments,’’ which introduces new guidance to the accounting for credit losses on instruments within its scope, including trade receivables. We adopted this new guidance in the first quarter 2020 using the modified retrospective method. Our financial assets within scope of this guidance primarily include our trade receivables from customers. Our policy for measuring our allowance for doubtful accounts is disclosed in Note 1 of our Notes to Consolidated Financial Statements in our Annual Report. We did not create any new accounting policies, nor did we modify any of our existing policies as a result of adopting this guidance. Our adoption did not result in a cumulative adjustment to our opening retained earnings or have a material impact to our consolidated financial statements.

2.REVENUE

The following table sets forth our revenues disaggregated by source for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020
	(Thousands of dollars)
Natural gas sales to customers	$583,794	$480,718
Transportation revenues	36,202	33,757
Miscellaneous revenues	3,655	4,470
Total revenues from contracts with customers	623,651	518,945
Other revenues - natural gas sales related	(1,021)	6,547
Other revenues	2,663	2,676
Total other revenues	1,642	9,223
Total revenues	$625,293	$528,168

Accrued unbilled natural gas sales revenues at March 31, 2021 and December 31, 2020, were $91.2 million and $144.9 million, respectively, and are included in accounts receivable on our consolidated balance sheets.

3. REGULATORY ASSETS AND LIABILITIES

The tables below present a summary of regulatory assets and liabilities, net of amortization, for the periods indicated:

	March 31, 2021
	Current		Noncurrent	Total
	(Thousands of dollars)
Winter weather event costs	$—		$1,992,072	$1,992,072
Pension and postemployment benefit costs	16,513		330,037	346,550
Reacquired debt costs	812		4,663	5,475
MGP remediation costs	98		18,687	18,785
Ad-valorem tax	4,834		—	4,834
WNA	628		—	628
Customer credit deferrals	19,453		—	19,453
Other	1,606	`	1,357	2,963
Total regulatory assets, net of amortization	43,944		2,346,816	2,390,760
Income tax rate changes	—		(537,129)	(537,129)
Over-recovered purchased-gas costs	(23,398)		—	(23,398)
Total regulatory liabilities, net of amortization	(23,398)		(537,129)	(560,527)
Net regulatory assets and liabilities	$20,546		$1,809,687	$1,830,233

	December 31, 2020
	Current	Noncurrent	Total
	(Thousands of dollars)
Under-recovered purchased-gas costs	$16,502	$—	$16,502
Pension and postemployment benefit costs	16,541	341,266	357,807
Reacquired debt costs	812	4,866	5,678
MGP remediation costs	98	18,711	18,809
Ad-valorem tax	5,558	—	5,558
WNA	4,806		4,806
Customer credit deferrals	10,267		10,267
Other	2,189	2,113	4,302
Total regulatory assets, net of amortization	56,773	366,956	423,729
Income tax rate changes (a)	—	(547,563)	(547,563)
Over-recovered purchased-gas costs	(15,761)	—	(15,761)
Total regulatory liabilities	(15,761)	(547,563)	(563,324)
Net regulatory assets and liabilities	$41,012	$(180,607)	$(139,595)
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

In February 2021, the U.S. experienced Winter Storm Uri, a historic winter weather event impacting supply, market pricing and demand for natural gas in a number of states, including our service territories of Kansas, Oklahoma, and Texas. During this time, the governors of Kansas, Oklahoma, and Texas, each declared a state of emergency, and certain regulatory agencies issued emergency orders that impacted the utility and natural gas industries, including statewide utility curtailment programs and orders requiring jurisdictional natural gas and electric utilities to do all things possible and necessary to ensure that natural gas and electricity utility services continued to be provided to their customers. Due to the historic nature of this winter weather event, we experienced unforeseeable and unprecedented market pricing for gas costs in our Kansas, Oklahoma, and Texas jurisdictions, which resulted in aggregated natural gas purchases for the month of February of approximately $2.1 billion.

On February 16, 2021, the OCC approved an emergency order (the “OCC Order”) (i) directing natural gas and electric utilities to prioritize deliveries of natural gas and electricity for services necessary for life, health, and public safety, and of natural gas to electric generation facilities that serve human needs customers, and (ii) directing local utilities to communicate with their customers in order to reduce all non-essential energy consumption, and to reduce load in a safe and reasonable manner. The OCC Order recognized that the severe weather conditions resulted in increased commodity prices for both gas and electric utilities, along with issues relating to commodity acquisition, line pressure, and supply shortages. The OCC Order expired on February 20, 2021.

In response to a motion filed by Oklahoma Natural Gas, on March 2, 2021, the OCC issued an order stating that Oklahoma Natural Gas shall defer to a regulatory asset the extraordinary costs associated with this unprecedented winter weather event, including commodity costs, operational costs and carrying costs. The order further states that after all deferred costs have been accumulated and recorded, Oklahoma Natural Gas shall file a compliance report detailing the extent of such costs incurred. The order states that recovery of the deferred costs will be addressed in a future proceeding that will include a prudence review.

On February 15, 2021, the KCC issued an emergency order (i) directing all jurisdictional natural gas and electric utilities to coordinate efforts and take all reasonably feasible, lawful, and appropriate actions to ensure adequate delivery of natural gas and electricity to interconnected, non-jurisdictional utilities in Kansas, (ii) requiring jurisdictional natural gas and electric utilities to do all things possible and necessary to ensure that natural gas and electricity utility services continued to be provided to their customers in Kansas, and (iii) allowing those electric and natural gas distribution utilities who incur extraordinary costs to ensure their customers and other interconnected customers continued to receive utility service during this unprecedented cold weather event to defer those costs to a regulatory asset account. These deferred costs may also include carrying costs at the utility’s weighted average cost of capital. Each jurisdictional utility will be required to file a compliance report detailing the extent of such costs incurred and presenting a plan to minimize the financial impacts of this event on ratepayers over a reasonable time frame. These costs will be subject to review for reasonableness and accuracy in future regulatory proceedings. On March 9, 2021, the KCC issued an order adopting the KCC staff’s recommendation to open company-specific dockets to accept each utility’s filing of financial impact compliance reports and permit the KCC staff to conduct a review of the utility’s compliance report and its actions during the winter weather event. Kansas Gas Service expects to file its compliance report in the second quarter of 2021.

On February 13, 2021, the RRC issued a Notice to Local Distribution Companies acknowledging that due to the demand for natural gas expected during the upcoming winter weather event, natural gas utility LDCs may be required to pay extraordinarily high prices in the market for natural gas and may be subjected to other extraordinary costs when responding to the event. The RRC also encouraged natural gas utilities to continue to work to ensure that the citizens of the State of Texas were provided with safe and reliable natural gas service. To partially defer and reduce the impact on customers for these costs that ultimately are reflected in customer bills, the RRC authorized LDCs to record a regulatory asset to account for the extraordinary costs associated with this winter weather event, including but not limited to gas cost and other costs related to the procurement and transportation of gas supply. These costs will be subject to review for reasonableness and accuracy in future regulatory proceedings.

In accordance with these regulatory orders associated with the winter weather event, we have deferred approximately $2.0 billion in extraordinary costs for natural gas purchases, related financing and carrying costs and other operational costs, which includes $1.32 billion of costs attributable to Oklahoma Natural Gas customers, $381 million of costs attributable to Kansas Gas Service customers and $295 million of costs attributable to Texas Gas Service customers. The amounts deferred at March 31, 2021, include invoiced costs for natural gas purchases that have not been paid as we work with our suppliers to resolve discrepancies in invoiced amounts. The amounts deferred may be adjusted as the differences are resolved. In addition, as a result of the winter storm, we were assessed and may assess penalties as a result of over- or under-deliveries during periods that operational flow orders were imposed on us or that we, in turn, imposed on our transport customers or their agents. Amounts recorded reflect management’s best estimate and may be adjusted in future periods as the disposition of such penalties is determined. As these amounts are related to the extraordinary gas purchase costs associated with Winter Storm Uri, which are deferred, future adjustments are not expected to have a material impact on earnings.

Purchased-gas costs represent the natural gas costs that have been over or under recovered from customers through the purchased-gas cost adjustment mechanisms, and includes natural gas utilized in our operations and premiums paid and any cash settlements received from our purchased natural gas call options.

We amortize reacquired debt costs in accordance with the accounting guidelines prescribed by the OCC and KCC.

Weather normalization represents revenue over or under recovered through the WNA rider in Kansas. This amount is deferred as a regulatory asset or liability for a 12-month period. Kansas Gas Service then applies an adjustment to the customers’ bills for 12 months to refund the over-collected revenue or bill the under-collected revenue.

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

See Note 12 for additional information regarding our regulatory assets for MGP remediation costs.

We have received accounting orders in each of our jurisdictions authorizing us to accumulate and defer for regulatory purposes certain incremental costs incurred, including bad debt expenses, and certain lost revenues, net of offsetting expense reductions associated with COVID-19. Pursuant to these orders, the recovery of any net incremental costs and lost revenues will be determined in future rate cases or alternative rate recovery filings in each jurisdiction. For financial reporting purposes, any amounts deferred as a regulatory asset for future recovery under these accounting orders must be probable of recovery. At March 31, 2021, no regulatory assets have been recorded. We continue to evaluate the impacts of COVID-19 on our business and will record regulatory assets for financial reporting purposes at such time as recovery is deemed probable.

Recovery through rates resulted in amortization of regulatory assets of approximately $2.9 million and $1.5 million for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021 and 2020, income tax expense reflects credits of $8.1 million and $6.9 million, respectively, for the amortization of the regulatory liability associated with EDIT that was returned to customers.

4.CREDIT FACILITY AND SHORT-TERM NOTES PAYABLE

We have a commercial paper program under which we may issue unsecured commercial paper up to a maximum amount of $700 million to fund short-term borrowing needs. The maturities of the commercial paper notes vary but may not exceed 270 days from the date of issue. The commercial paper notes are generally sold at par less a discount representing an interest factor. At March 31, 2021, we had $447.0 million of commercial paper outstanding.

On March 16, 2021, we entered into the second amended and restated ONE Gas Credit Agreement, which was previously amended and restated on October 5, 2017.

The ONE Gas Credit Agreement provides for a $1 billion revolving unsecured credit facility and includes a $20 million letter of credit subfacility and a $60 million swingline subfacility. We can request an increase in commitments of up to an additional $500 million upon satisfaction of customary conditions, including receipt of commitments from either new lenders or increased commitments from existing lenders. We will be able to extend the maturity date by one year, subject to the lenders’ consent, up to two times. The ONE Gas Credit Agreement expires in March 2026, and is available to provide liquidity for working capital, capital expenditures, acquisitions and mergers, the issuance of letters of credit and for other general corporate purposes.

The ONE Gas Credit Agreement utilizes LIBOR as the reference rate for determining interest to accrue on the borrowings. In the event LIBOR is not available, and such circumstances are unlikely to be temporary, our lenders may establish an alternative interest rate for the senior notes by replacing LIBOR with one or more secured overnight financing-based rates or another alternate benchmark rate.

The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 72.5 percent at the end of any calendar quarter through December 31, 2021, and 70 percent at the end of any calendar quarter thereafter. At March 31, 2021, our total debt-to-capital ratio was 66 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement. We may reduce the unutilized portion of the ONE Gas Credit Agreement in whole or in part without premium or penalty. The ONE Gas Credit Agreement contains customary events of default. Upon the occurrence of certain events of default, the obligations under the ONE Gas Credit Agreement may be accelerated and the commitments may be terminated.

At March 31, 2021, we had $1.2 million in letters of credit issued and no borrowings under the ONE Gas Credit Agreement, with $998.8 million of remaining credit, which is available to repay any of our commercial paper borrowings.

In connection with the second amendment of the ONE Gas Credit Agreement on March 16, 2021, all commitments under our ONE Gas 364-day Credit Agreement, dated as of April 7, 2020, were terminated and all obligations under the 364-day Credit Agreement were paid in full and discharged.

5.LONG-TERM DEBT

Senior Notes - In March 2021, ONE Gas issued $1.0 billion of 0.85 percent senior notes due 2023, $700 million of 1.10 percent senior notes due 2024, and $800 million of floating-rate senior notes due 2023. The floating-rate senior notes bear interest at a rate equal to three-month LIBOR plus 61 basis points per year, reset quarterly for the applicable interest period (0.79% at March 31, 2021). The net proceeds from the issuance were used for general corporate purposes, including payment of gas purchase costs resulting from Winter Storm Uri.

In the event LIBOR is not available, and such circumstances are unlikely to be temporary, we or our designee may establish an alternative interest rate for our floating-rate senior notes due 2023 by replacing LIBOR with one or more secured financing-based rates or another alternate benchmark rate.

We may redeem the senior notes issued in March 2021 in whole or in part, plus accrued and unpaid interest to the redemption date, on or after September 11, 2021. We do not have the right to redeem these senior notes prior to September 11, 2021.

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

ONE Gas 2021 Term Loan Facility - On February 22, 2021, we entered into the ONE Gas 2021 Term Loan Facility as part of the financing of our natural gas purchases in order to provide sufficient liquidity to satisfy our obligations as a result of Winter Storm Uri. The net proceeds of the March 2021 debt issuance reduced the commitments under the ONE Gas 2021 Term Loan Facility on a dollar-for-dollar basis, and as a result no commitments remained outstanding and the facility was terminated concurrently with the closing of the debt issuance.

6.EQUITY

At-the-Market Equity Program - In February 2020, we initiated an at-the-market equity program by entering into an equity distribution agreement under which we may issue and sell shares of our common stock with an aggregate offering price up to $250 million (including any shares of common stock that may be sold pursuant to the master forward sale confirmation entered into in connection with the equity distribution agreement and the related supplemental confirmations). Sales of common stock are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. During the quarters ended March 31, 2021 and 2020, we did not issue or sell shares of our common stock under the at-the-market equity program. At March 31, 2021, we had $236.4 million of equity available for issuance under the program.

Dividends Declared - In May 2021, we declared a dividend of $0.58 per share ($2.32 per share on an annualized basis) for shareholders of record as of May 17, 2021, payable on June 1, 2021.

7.ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the effect of reclassifications from accumulated other comprehensive loss in our consolidated statements of income for the periods indicated:

	Three Months Ended		Affected Line Item in the
Details About Accumulated Other	March 31,		Consolidated Statements
Comprehensive Loss Components	2021	2020	of Income
	(Thousands of dollars)
Pension and other postemployment benefit plan obligations (a)
Amortization of net loss	$11,474	$10,623
Amortization of unrecognized prior service credit	(70)	(29)
	11,404	10,594
Regulatory adjustments (b)	(11,013)	(10,296)
	391	298	Income before income taxes
	(91)	(74)	Income tax expense
Total reclassifications for the period	$300	$224	Net income
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

8.EARNINGS PER SHARE

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

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Three Months Ended March 31, 2021
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$95,575	53,372	$1.79
Diluted EPS Calculation
Effect of dilutive securities	—	143
Net income available for common stock and common stock equivalents	$95,575	53,515	$1.79

	Three Months Ended March 31, 2020
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$91,677	53,007	$1.73
Diluted EPS Calculation
Effect of dilutive securities	—	261
Net income available for common stock and common stock equivalents	$91,677	53,268	$1.72

9.EMPLOYEE BENEFIT PLANS

The following tables set forth the components of net periodic benefit cost for our pension and other postemployment benefit plans for the periods indicated:

	Pension Benefits
	Three Months Ended
	March 31,
	2021	2020
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$3,453	$3,217
Interest cost	7,365	8,545
Expected return on assets	(15,596)	(15,280)
Amortization of net loss	11,381	10,580
Net periodic benefit cost	$6,603	$7,062

	Other Postemployment Benefits
	Three Months Ended
	March 31,
	2021	2020
	(Thousands of dollars)
Components of net periodic benefit cost (credit)
Service cost	$397	$423
Interest cost	1,563	1,889
Expected return on assets	(4,202)	(3,867)
Amortization of unrecognized prior service credit	(70)	(29)
Amortization of net loss	93	43
Net periodic benefit cost (credit)	$(2,219)	$(1,541)

We recover qualified pension benefit plan and other postemployment benefit plan costs through rates charged to our customers. Certain regulatory authorities require that the recovery of these costs be based on specific guidelines. The difference between these regulatory-based amounts and the periodic benefit cost calculated pursuant to GAAP is deferred as a regulatory asset or liability and amortized to expense over periods in which this difference will be recovered in rates, as authorized by the applicable regulatory authorities. Regulatory deferrals related to net periodic benefit cost were not material for the three months ended March 31, 2021 and 2020.

We continue to capitalize all eligible service cost and non-service cost components under the accounting requirements of ASC Topic 980 (Regulated Operations) for rate-regulated entities. Our consolidated balance sheets reflect the capitalized non-service cost components as a regulatory asset in the amount of $6.2 million and $6.0 million as of March 31, 2021 and December 31, 2020, respectively. See Note 3 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information.

10.INCOME TAXES

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

As of March 31, 2021, we have no uncertain tax positions. Changes in tax laws or tax rates are recognized in the financial reporting period that includes the enactment date. We are no longer subject to income tax examination for years prior to 2017.

11.OTHER INCOME AND OTHER EXPENSE

The following table sets forth the components of other income and other expense for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020
	(Thousands of dollars)
Net periodic benefit cost other than service cost	$(770)	$(1,123)
Earnings (losses) on investments associated with nonqualified employee benefit plans	616	(4,259)
Other, net	252	(406)
Total other income (expense), net	$(405)	$(5,788)

12.COMMITMENTS AND CONTINGENCIES

COVID-19 -Throughout the COVID-19 pandemic, we have continued to provide essential services to our customers. We have implemented a comprehensive set of policies, procedures and guidelines to protect the safety of our employees, customers and communities. These actions include following safety protocols developed during the pandemic, remote work for our office- based employees, limiting direct contact with our customers, and generally suspending disconnections and late payment fees beginning in mid-March 2020 through April 2021, when disconnects were resumed in all service areas, except Texas, which is still subject to a moratorium.

Since the onset of the pandemic in the first quarter of 2020, impacts on our results of operations as a result of COVID-19 include but are not limited to:

•lower late payment, reconnect and collection fees and incremental expenses for bad debts related to the suspension of disconnects for nonpayment in each of our jurisdictions;
•incremental expenses for PPE, cleaning supplies, outside services and other expenses; and
•lower expenses for travel and employee training that have been impacted by the pandemic.

Going forward, we expect these impacts on our revenues and expenses to continue during the course of the pandemic. We also could experience a reduction in revenues from commercial and transportation customers temporarily or permanently impacted by the pandemic.

We have received accounting orders in each of our jurisdictions authorizing us to accumulate and defer for regulatory purposes certain incremental costs incurred, including bad debt expenses, and certain lost revenues, net of offsetting expense reductions associated with COVID-19. Pursuant to these orders, the recovery of any net incremental costs and lost revenue will be determined in future rate cases or alternative rate recovery filings in each jurisdiction. For financial reporting purposes, any amounts deferred as a regulatory asset for future recovery under these accounting orders must be probable of recovery. At

March 31, 2021, no regulatory assets have been recorded. We continue to evaluate the impacts of COVID-19 on our business and will record regulatory assets for financial reporting purposes at such time as recovery is deemed probable. We do not expect COVID-related impacts to have a material adverse effect on our results of operations or cash flows during 2021.

Environmental Matters - We are subject to multiple historical, wildlife preservation and environmental laws and/or regulations, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, hazardous materials transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits or the discovery of presently unknown environmental conditions may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three months ended March 31, 2021 and 2020.

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

We have completed or are addressing removal of the source of soil contamination at all 12 sites and continue to monitor groundwater at eight of the 12 sites according to plans approved by the KDHE. In 2019, we completed a project to remove a source of contamination and associated contaminated materials at the twelfth site where no active soil remediation had previously occurred. A remediation plan was submitted to the KDHE concerning this site in 2020 and the KDHE has provided comments that we are addressing. We are also working on a remediation plan that will be submitted to the KDHE in 2021 for an additional site. At March 31, 2021, the reserve for remediation of our MGP sites was $13.7 million.

We have an AAO that allows Kansas Gas Service to defer and seek recovery of costs necessary for investigation and remediation at, and nearby, these 12 former MGP sites that are incurred after January 1, 2017, up to a cap of $15.0 million, net of any related insurance recoveries. Costs approved for recovery in a future rate proceeding would then be amortized over a 15-year period. The unamortized amounts will not be included in rate base or accumulate carrying charges. Following a determination that future investigation and remediation work approved by the KDHE is expected to exceed $15.0 million, net of any related insurance recoveries, Kansas Gas Service will be required to file an application with the KCC for approval to increase the $15.0 million cap. At March 31, 2021, we have deferred $18.8 million for accrued investigation and remediation costs pursuant to our AAO. Kansas Gas Service expects to file an application as soon as practicable after the KDHE approves the plans we have submitted and anticipates that filing will occur in 2021.

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

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three months ended March 31, 2021 and 2020. Environmental issues may exist with respect to MGP sites that are unknown to us. Accordingly, future costs are dependent on the final determination and regulatory approval of any remedial actions, the complexity of the site, level of remediation required, changing technology and governmental regulations, and to the extent not recovered by insurance or recoverable in rates from our customers, could be material to our financial condition, results of operations or cash flows.

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

13.DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

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

Derivative Instruments - At March 31, 2021, we had no purchased natural gas call options. At December 31, 2020, we held purchased natural gas call options for the heating season ended March 2021, with total notional amounts of 14.7 Bcf, for which we paid premiums of $6.7 million, and which had a fair value of $0.8 million. The premiums paid and any cash settlements received are recorded as part of our unrecovered purchased-gas costs in current regulatory assets as these contracts are included in, and recoverable through, the purchased-gas cost adjustment mechanisms. Additionally, changes in fair value associated with these contracts are deferred as part of our unrecovered purchased-gas costs in our consolidated balance sheets. Our natural gas call options are classified as Level 1, as fair value amounts are based on unadjusted quoted prices in active markets including settled prices on the New York Mercantile Exchange. There were no transfers between levels for the periods presented.

Other Financial Instruments - The approximate fair value of cash and cash equivalents, accounts receivable and accounts payable is equal to book value, due to the short-term nature of these items. Our cash and cash equivalents are comprised of bank and money market accounts and are classified as Level 1. At March 31, 2021 and December 31, 2020, our other current and noncurrent assets include $3.6 million and $1.6 million of corporate bonds, respectively, and $3.2 million and $3.2 million of United States treasury notes, respectively. The fair value of corporate bonds and United States treasury notes approximate our carrying value, and are classified as Level 2 and Level 1, respectively.

Short-term notes payable and commercial paper are due upon demand and, therefore, the carrying amounts approximate fair value and are classified as Level 1. The book value of our long-term debt, including current maturities, was $4.1 billion and $1.6 billion at March 31, 2021 and December 31, 2020, respectively. The estimated fair value of our long-term debt, including current maturities, was $4.2 billion and $2.0 billion at March 31, 2021 and December 31, 2020, respectively. The estimated fair value of our long-term debt at March 31, 2021 and December 31, 2020, was determined using quoted market prices, and is classified as Level 2.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the Notes to Consolidated Financial Statements in this Quarterly Report, as well as our Annual Report. Due to the seasonal nature of our business, the results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for a 12-month period.

RECENT DEVELOPMENTS

Winter Storm Uri - In February 2021, the U.S. experienced Winter Storm Uri, a historic winter weather event impacting supply, market pricing and demand for natural gas in a number of states, including our service territories of Kansas, Oklahoma, and Texas. During this time, the governors of Kansas, Oklahoma, and Texas, each declared a state of emergency, and certain regulatory agencies issued emergency orders that impacted the utility and natural gas industries, including statewide utility curtailment programs and orders requiring jurisdictional natural gas and electric utilities to do all things possible and necessary to ensure that natural gas and electricity utility services continued to be provided to their customers. Due to the historic nature of this winter weather event, we experienced unforeseeable and unprecedented market pricing for gas costs in our Kansas, Oklahoma, and Texas jurisdictions, which resulted in aggregated natural gas purchases for the month of February of approximately $2.1 billion.

On February 22, 2021, we entered into the ONE Gas 2021 Term Loan Facility as part of the financing of our natural gas purchases in order to provide sufficient liquidity to satisfy our obligations as a result of Winter Storm Uri.

On March 11, 2021, we issued $1.0 billion of 0.85 percent senior notes due 2023, $700 million of 1.10 percent senior notes due 2024, and $800 million of floating-rate senior notes due 2023. The floating-rate senior notes bear interest at a rate equal to three-month LIBOR plus 61 basis points per year reset quarterly for the applicable interest period (0.79% at March 31, 2021). The net proceeds from the issuance were used for general corporate purposes, including payment of gas purchase costs resulting from Winter Storm Uri. The net proceeds of the March 2021 debt issuance reduced the commitments under the ONE Gas 2021 Term Loan Facility on a dollar-for-dollar basis, and as a result no commitments remained outstanding and the facility was terminated concurrently with the closing of the debt issuance.

Our purchased gas costs are recoverable through our tariffs in each state where we operate. Due to the higher level of gas purchase costs during Winter Storm Uri, related financing costs and other operational response costs, we are working with regulators to extend the recovery periods of such costs in order to lessen the immediate customer impact. In that regard, the OCC, KCC and the RRC each authorized certain utilities, including local natural gas distribution companies, to record regulatory assets to account for the extraordinary costs associated with this winter weather event, including but not limited to gas purchase costs and other costs related to the procurement and transportation of gas supply, carrying costs and other operational costs. We have deferred approximately $2.0 billion in costs associated with Winter Storm Uri.

See “Regulatory Activities,” “Liquidity and Capital Resources,” and Note 3 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional discussion of the effects of the 2021 winter weather event on us.

ONE Gas Credit Agreement - On March 16, 2021, we entered into the second amended and restated ONE Gas Credit Agreement, which was previously amended and restated on October 5, 2017. The ONE Gas Credit Agreement provides for a $1 billion revolving unsecured credit facility and includes a $20 million letter of credit subfacility and a $60 million swingline subfacility. In connection with the amendment of the ONE Gas Credit Agreement, all commitments under the ONE Gas 364-day Credit Agreement were terminated, and all obligations under the 364-day Credit Agreement were paid in full and discharged.

COVID-19 - Throughout the COVID-19 pandemic, we have continued to provide essential services to our customers. We have implemented a comprehensive set of policies, procedures and guidelines to protect the safety of our employees, customers and communities. These actions include following safety protocols developed during the pandemic, remote work for our office-based employees, limiting direct contact with our customers, and generally suspending disconnections and late payment fees beginning in mid-March 2020 through April 2021, when disconnects were resumed in all service areas, except Texas, which is still subject to a moratorium. Although we have experienced employee absences due to our protocols for self-isolation of employees who may be exhibiting symptoms or who may have been exposed to or contracted the COVID-19 virus, we have continued, and expect to continue, to execute our work in the field, including our capital work for system integrity, pipeline replacements and extending service to new customers.

During the three months ended March 31, 2021, impacts on our results of operations as a result of COVID-19 include but are not limited to:

•lower late payment, reconnect and collection fees and incremental expenses for bad debts related to the suspension of disconnects for nonpayment in each of our jurisdictions;
•incremental expenses for PPE, cleaning supplies, outside services and other expenses; and
•lower expenses for travel and employee training that have been impacted by the pandemic.

Going forward, we expect these impacts on our revenues and expenses to continue during the course of the pandemic. We also could experience a reduction in revenues from commercial and transportation customers temporarily or permanently impacted by the pandemic. However, we do not expect COVID-related impacts to have a material adverse effect on our results of operations or cash flows during 2021.

We are in regular communication with our regulators to keep them apprised of the effects COVID-19 is having on the service we provide. We have received accounting orders in each of our jurisdictions authorizing us to accumulate and defer for regulatory purposes certain incremental costs incurred, including bad debt expenses, and certain lost revenues, net of offsetting expense reductions associated with COVID-19. Pursuant to these orders, the recovery of any net incremental costs and lost revenue will be determined in future rate cases or alternative rate recovery filings in each jurisdiction. For financial reporting purposes, any amounts deferred as a regulatory asset for future recovery under these accounting orders must be probable of recovery. At March 31, 2021, no regulatory assets have been recorded. We continue to evaluate the impacts of COVID-19 on our business and will record regulatory assets for financial reporting purposes at such time as recovery is deemed probable. Accordingly, there could be a delay in the recognition of amounts that may be approved for recovery until the conclusion of future regulatory proceedings.

See “Regulatory Activities,” “Financial Results and Operating Information,” “Capital Expenditures and Asset Removal Costs,” and Note 3 and Note 12 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional discussion of the effects of COVID-19 on us.

Dividend - In May 2021, we declared a dividend of $0.58 per share ($2.32 per share on an annualized basis) for shareholders of record as of May 17, 2021, payable on June 1, 2021.

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

On February 16, 2021, the OCC approved an emergency order (the “OCC Order”) (i) directing natural gas and electric utilities to prioritize deliveries of natural gas and electricity for services necessary for life, health, and public safety, and of natural gas to electric generation facilities that serve human needs customers, and (ii) directing local utilities to communicate with their customers in order to reduce all non-essential energy consumption, and to reduce load in a safe and reasonable manner. The OCC Order recognized that the severe weather conditions resulted in increased commodity prices for both gas and electric utilities, along with issues relating to commodity acquisition, line pressure, and supply shortages. The OCC Order expired on February 20, 2021.

In response to a motion filed by Oklahoma Natural Gas on March 2, 2021, the OCC issued an order stating that Oklahoma Natural Gas shall defer to a regulatory asset the extraordinary costs associated with this unprecedented winter weather event, including commodity costs, operational costs and carrying costs. The order further states that after all deferred costs have been accumulated and recorded, Oklahoma Natural Gas shall file a compliance report detailing the extent of such costs incurred. The order also provides that recovery of the deferred costs will be addressed in a future proceeding that will include a prudence review. At March 31, 2021, we have deferred approximately $1.32 billion in extraordinary costs attributable to Oklahoma Natural Gas customers associated with Winter Storm Uri.

In April 2021, a bill permitting the state to pursue securitized financing of extraordinary expenses, such as fuel costs, financing costs and other operational costs incurred by regulated utilities during extreme weather events, was signed into law by the Oklahoma governor. Pursuant to this legislation, we will submit an application to the OCC for a financing order authorizing extraordinary costs approved for recovery, the period over which costs will be recovered, and other such specifications necessary for the issuance of securitized bonds. The OCC will have 180 days to consider our application. After issuance of the financing order by the OCC, the Oklahoma Development Finance Authority (ODFA) has 24 months to complete the process to issue the securitized bonds. On April 29, 2021, Oklahoma Natural Gas submitted an initial application requesting a financing order pursuant to this legislation. In the application, Oklahoma Natural Gas indicates it will file a supplemental motion with all required components pursuant to the legislation for the issuance of a financing order. Upon filing the supplemental motion, the OCC will have 180 days to issue an order regarding our application. See “Liquidity and Capital Resources,” in this Quarterly Report for additional discussion.

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

In February 2020, Oklahoma Natural Gas filed its fourth annual PBRC application following the general rate case that was approved in January 2016. A settlement was reached, and the OCC approved a joint stipulation in July 2020. This stipulation includes a base rate increase of $9.7 million and an energy efficiency incentive of $2.2 million, with new rates reflecting these changes effective in June 2020. This stipulation also includes a credit of $12.2 million associated with EDIT issued through a bill credit to Oklahoma customers in the first quarter of 2021.

As required, PBRC filings are made annually on or before March 15, until the next general rate case, which is currently required to be filed on or before June 30, 2021, based on a calendar 2020 test year.

Kansas - On February 14, 2021, the governor of Kansas issued a State of Disaster Emergency due to wind chill warnings and stress on utility and natural gas providers expected from the significantly colder than normal weather forecasted throughout Kansas. The executive order also urged Kansas citizens to conserve energy to help ensure a continued supply of natural gas and electricity and keep their personal costs down. The declaration also noted that due to increased energy demand and natural gas supply constraints caused by sub-zero temperatures, utilities at the time were experiencing wholesale natural gas prices anywhere from 10 to 100 times higher than normal.

On February 15, 2021, the KCC issued an emergency order (i) directing all jurisdictional natural gas and electric utilities to coordinate efforts and take all reasonably feasible, lawful, and appropriate actions to ensure adequate delivery of natural gas and electricity to interconnected, non-jurisdictional utilities in Kansas, (ii) requiring jurisdictional natural gas and electric utilities to do all things possible and necessary to ensure that natural gas and electricity utility services continued to be provided to their customers in Kansas, and (iii) allowing those electric and natural gas distribution utilities who incur extraordinary costs to ensure their customers and other interconnected customers continued to receive utility service during this unprecedented cold weather event to defer those costs to a regulatory asset account. Each jurisdictional utility will be required to file a compliance report detailing the extent of such costs incurred and presenting a plan to minimize the financial impacts of this event on ratepayers over a reasonable time frame. These costs will be subject to review for reasonableness and accuracy in future regulatory proceedings. On March 9, 2021, the KCC issued an order adopting the KCC staff’s recommendation to open company-specific investigations to accept each utility’s filing of financial impact compliance reports and permit the KCC staff to conduct a review of the utility’s compliance report and its actions during the winter weather event. Kansas Gas Service expects to file its compliance report in the second quarter of 2021. At March 31, 2021, we have deferred approximately $381 million in extraordinary costs attributable to Kansas Gas Service customers associated with Winter Storm Uri.

In April 2021, a bill permitting utilities to pursue securitization to finance extraordinary expenses, such as fuel costs incurred during extreme weather events, was signed into law by the Kansas governor. This bill gives the KCC the authority to oversee and authorize the issuance of ratepayer-backed securitized bonds issued by a public utility. Pursuant to this legislation, we can submit an application to the KCC for a financing order authorizing extraordinary costs approved for recovery, the period over which costs will be recovered, and other such specifications necessary for the issuance of securitized bonds. The KCC will have 180 days to consider our application. Following KCC approval of the financing order, we can begin the process to issue the securitized bonds. See “Liquidity and Capital Resources,” in this Quarterly Report for additional discussion.

In August 2020, Kansas Gas Service submitted an application to the KCC requesting an increase of approximately $7.8 million related to its GSRS. This filing incorporates the effect on the requested GSRS rate increase of a bill amending the Kansas income tax code that eliminates public utilities regulated by the KCC from paying Kansas state income taxes beginning January 1, 2021. In September 2020, Kansas Gas Service submitted an erratum to the application which modified the requested increase to approximately $7.5 million. In November 2020, the KCC approved the increase effective December 2020.

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

In November 2018, Kansas Gas Service submitted an application to the KCC requesting approval of its contract to own, operate and maintain the natural gas distribution system at Fort Riley, a United States Army installation. The KCC approved the Company’s application in May 2019 and the transition period, which was delayed due to COVID-19, has been extended to June 1, 2021. The acquisition of these assets is now expected to be completed before the end of third quarter 2021 for approximately $8.5 million.

Texas - On February 12, 2021, the governor of Texas issued a state of disaster for all 254 counties in Texas in response to the then-forecasted weather conditions. The declaration certified that severe winter weather posed an imminent threat due to prolonged freezing temperatures, heavy snow, and freezing rain statewide.

Also, on February 12, 2021, the RRC issued an emergency order to temporarily implement a statewide utilities curtailment program intended to protect residences, hospitals, schools, churches, and other human needs customers. On February 17, 2021, the RRC extended its emergency order issued on February 12, 2021, to February 23, 2021.

On February 13, 2021, the RRC issued a Notice to Local Distribution Companies acknowledging that due to the demand for natural gas expected during the upcoming winter weather event, natural gas utility LDCs may be required to pay extraordinarily high prices in the market for natural gas and may be subjected to other extraordinary costs when responding to the event. The RRC also encouraged natural gas utilities to continue to work to ensure that the citizens of the State of Texas were provided with safe and reliable natural gas service. To partially defer and reduce the impact on customers for these costs that ultimately are reflected in customer bills, the RRC authorized LDCs to record a regulatory asset to account for the extraordinary costs associated with this winter weather event, including but not limited to gas cost and other costs related to the procurement and transportation of gas supply. These costs will be subject to review for reasonableness and accuracy in future regulatory proceedings. At March 31, 2021, we have deferred approximately $295 million in extraordinary costs attributable to Texas Gas Service customers associated with Winter Storm Uri.

In April 2021, a bill permitting the state to pursue securitized financing of extraordinary expenses, such as fuel costs, financing costs and other operational costs incurred during extreme weather events, was proposed and is advancing in the Texas legislature. This proposed bill would give the RRC the authority to approve the amounts to be recovered from the issuance of ratepayer-backed securitized bonds by the Texas Public Financing Authority (TPFA). Pursuant to this proposed legislation, we will submit an application to the RRC, within 60 days of the legislation becoming effective, for an order authorizing the amount of extraordinary costs for recovery, the period over which costs will be recovered, and other such specifications necessary for the issuance of securitized bonds. The RRC will have 90 days to consider our application. If approved, the TPFA will begin the process to issue the securitized bonds. See “Liquidity and Capital Resources,” in this Quarterly Report for additional discussion.

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

West Texas Service Area - In March 2021, Texas Gas Service made GRIP filings for all customers in the West Texas service area requesting an increase of $9.7 million to be effective in July 2021.

In March 2020, Texas Gas Service made GRIP filings for all customers in the West Texas service area. In June 2020, the RRC and the cities in the West Texas service area agreed to an increase of $4.7 million, and new rates became effective in June 2020.

Central-Gulf Service Area - In February 2021, Texas Gas Service made GRIP filings for all customers in the Central-Gulf service area, requesting an increase of $10.7 million to be effective in June 2021.

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

Other Texas Service Areas - In April 2021, Texas Gas Service filed annual Cost-of-Service Adjustments (COSA) for the incorporated areas of the Rio Grande Valley service area and the North Texas service area requesting increases in rates of $4.6 million and $2.2 million, respectively. If approved in each service area, new rates will become effective in August 2021.

In the normal course of business, Texas Gas Service has filed rate cases and sought GRIP and COSA increases in various other Texas jurisdictions to address investments in rate base and changes in expenses. As of the three months ended March 31, 2021, no annual rate increases associated with these filings have been approved and $1.8 million were approved for the year ended December 31, 2020.

Winter Storm Uri Deferred Costs - The amounts deferred at March 31, 2021, include invoiced costs for natural gas purchases that have not been paid as we work with our suppliers to resolve discrepancies in invoiced amounts. The amounts deferred may be adjusted as the differences are resolved. In addition, as a result of Winter Storm Uri, we were assessed and may assess penalties as a result of over- or under-deliveries during periods that operational flow orders were imposed on us or that we, in turn, imposed on our transport customers or their agents. Amounts recorded reflect management’s best estimate and may be adjusted in future periods as the disposition of such penalties is determined. As these amounts are related to the extraordinary gas purchase costs associated with Winter Storm Uri, which are deferred, future adjustments are not expected to have a material impact on earnings.

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

Selected Financial Results - For the three months ended March 31, 2021, net income was $95.6 million, or $1.79 per diluted share, compared with $91.7 million, or $1.72 per diluted share, in the same period last year.

The following table sets forth certain selected financial results for our operations for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2021 vs. 2020
Financial Results	2021	2020	Increase (Decrease)
	(Millions of dollars, except percentages)
Natural gas sales	$582.8	$486.8	$96.0	20%
Transportation revenues	36.2	34.2	2.0	6%
Other revenues	6.3	7.2	(0.9)	(13)%
Total revenues	625.3	528.2	97.1	18%
Cost of natural gas	314.1	226.1	88.0	39%
Net margin	311.2	302.1	9.1	3%
Operating costs	128.6	121.4	7.2	6%
Depreciation and amortization	52.3	47.5	4.8	10%
Operating income	$130.3	$133.2	$(2.9)	(2)%
Capital expenditures and asset removal costs	$109.0	$123.4	$(14.4)	(12)%

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

The following table sets forth a reconciliation of net margin to the most directly comparable GAAP measure for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2021 vs. 2020
Non-GAAP Reconciliation	2021	2020	Increase (Decrease)
	(Millions of dollars, except percentages)
Total revenues	$625.3	$528.2	$97.1	18%
Cost of natural gas	314.1	226.1	88.0	39%
Net margin	$311.2	$302.1	$9.1	3%

The following table sets forth our net margin by type of customer for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2021 vs. 2020
Net Margin	2021	2020	Increase (Decrease)
Natural gas sales	(Millions of dollars, except percentages)
Residential	$223.2	$215.6	$7.6	4%
Commercial and industrial	43.0	42.4	0.6	1%
Other	2.5	2.7	(0.2)	(7)%
Net margin on natural gas sales	268.7	260.7	8.0	3%
Transportation revenues	36.2	34.2	2.0	6%
Other revenues	6.3	7.2	(0.9)	(13)%
Net margin	$311.2	$302.1	$9.1	3%

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

	Three Months Ended		Three Months
	March 31,		2021 vs. 2020
Net Margin on Natural Gas Sales	2021	2020	Increase (Decrease)
Net margin on natural gas sales	(Millions of dollars, except percentages)
Fixed margin	$152.1	$149.6	$2.5	2%
Variable margin	116.6	111.1	5.5	5%
Net margin on natural gas sales	$268.7	$260.7	$8.0	3%

Net margin increased $9.1 million for the three months ended March 31, 2021, compared with the same period last year, due primarily to the following:
•an increase of $9.1 million from new rates, primarily in Texas and Oklahoma;
•an increase of $2.3 million in residential sales due primarily to net customer growth in Oklahoma and Texas; and
•an increase of $1.4 million in rider and surcharge recoveries due to a higher ad-valorem surcharge in Kansas, which was offset with higher regulatory amortization expense, in depreciation and amortization expense, offset partially by:
•a decrease of $3.1 million due to the reduction in net margin associated with the impact of weather normalization, net of increased sales volumes, primarily in Texas and Kansas. For the three months ended March 31, 2021, heating degree days in Texas and Kansas were 24% and 12% higher, respectively, compared with the same period in 2020.

Operating costs increased $7.2 million for the three months ended March 31, 2021, compared with the same period last year, due primarily to the following:

•an increase of $3.4 million in employee-related costs;
•an increase of $1.6 million in outside services costs;
•an increase of $1.5 million in expenses related to our response to the COVID-19 pandemic; and
•an increase of $1.0 million in ad valorem taxes.

The portion of the decrease in late payment, reconnect and collection fees resulting from the moratoriums on disconnecting customers for nonpayment in response to the COVID-19 pandemic, increased bad debt expense and the net incremental expenses related to the COVID-19 pandemic are eligible for future recovery under the regulatory orders we have received in each of our jurisdictions. For financial reporting purposes, the amounts deferred as a regulatory asset for future recovery under the accounting orders must be probable of recovery. At March 31, 2021, no regulatory assets have been recorded. We continue to evaluate the impacts of COVID-19 on our business and will record regulatory assets for financial statement purposes at such time as recovery is deemed probable.

Depreciation and amortization expense increased $4.8 million for the three months ended March 31, 2021, compared with the same period last year, due primarily to an increase in depreciation from our capital expenditures being placed in service and an increase in the amortization of the ad-valorem surcharge rider in Kansas.

Other Factors Affecting Net Income - Other factors that affected net income for the three months ended March 31, 2021, compared with the same period last year, include a decrease of $5.4 million in other expense, net, due primarily to a $4.9 million reduction in expense resulting from the change in the value of investments associated with nonqualified employee benefit plans.

During the three months ended March 31, 2021 and 2020, we credited income tax expense $8.1 million and $6.9 million, respectively, for the amortization of the regulatory liability associated with EDIT that was returned to customers.

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

Capital expenditures and asset removal costs decreased $14.4 million for the three months ended March 31, 2021, compared with the same period last year, due primarily to the timing of our capital projects in the first quarter 2021, compared with the first quarter 2020. Our capital expenditures and asset removal costs are expected to be $540 million for 2021.

Selected Operating Information - The following tables set forth certain selected operating information for the periods indicated:

	Three Months Ended								Variances
	March 31,								2021 vs. 2020
(in thousands)	2021				2020				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	826	595	647	2,068	814	591	638	2,043	12	4	9	25
Commercial and industrial	77	50	35	162	76	51	36	163	1	(1)	(1)	(1)
Other	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	6	1	12	5	6	1	12	—	—	—	—
Total customers	908	651	686	2,245	895	648	678	2,221	13	3	8	24

The increase in the average number of customers for the three months ended March 31, 2021, compared with the same period last year, is due primarily to the connection of new customers resulting from the extension and expansion of our system in our service areas. For the three months ended March 31, 2021, our average customer count includes approximately 6,200 new customer connections during the period compared to approximately 5,900 for the same period last year. Additionally, for the three months ended March 31, 2021, our average customer count includes the impact of approximately 26,400 new customer connections in 2020. Also contributing to the increase is a reduction in disconnects for nonpayment by our customers as a result of the suspension of collection activities in response to the COVID-19 pandemic.

The following table reflects the total volumes delivered, excluding the effects of WNA mechanisms on sales volumes.

	Three Months Ended
	March 31,
Volumes (MMcf)	2021	2020
Natural gas sales
Residential	62,979	55,244
Commercial and industrial	18,489	16,312
Other	1,081	1,017
Total sales volumes delivered	82,549	72,573
Transportation	64,319	65,413
Total volumes delivered	146,868	137,986

Total sales volumes delivered increased for the three months ended March 31, 2021, compared with the same period last year, due primarily to colder weather in the first quarter 2021. The impact of weather on residential and commercial net margin is mitigated by WNA mechanisms in all jurisdictions.

The following table sets forth the HDDs by state for the periods indicated:

	Three Months Ended
	March 31,
	2021		2020		2021 vs. 2020	2021	2020
Heating Degree Days	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	2,045	1,775	1,636	1,775	25%	115%	92%
Kansas	2,490	2,461	2,222	2,461	12%	101%	90%
Texas	1,065	1,000	856	1,010	24%	107%	85%

Normal HDDs are established through rate proceedings in each of our jurisdictions for use primarily in weather normalization billing calculations. See further discussion on weather normalization in our Regulatory Overview section in Part 1, Item 1, “Business,” of our Annual Report. Normal HDDs disclosed above are based on:

•Oklahoma - For years 2016 through the current period, 10-year weighted average HDDs as of December 31, 2014, as calculated using 11 weather stations across Oklahoma and weighted on average customer count.
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

LIQUIDITY AND CAPITAL RESOURCES

General - We have relied primarily on operating cash flow and commercial paper for our liquidity and capital resource requirements. We fund operating expenses, working capital requirements, including purchases of natural gas, and capital expenditures, primarily with cash from operations and commercial paper.

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

Our ability to access capital markets for debt and equity financing under reasonable terms depends on market conditions, our financial condition and credit ratings. By maintaining a conservative financial profile and stable revenue base, we expect to maintain an investment-grade credit rating, which we believe will provide us access to diverse sources of capital.

Short-term Financing - We have a commercial paper program under which we may issue unsecured commercial paper up to a maximum amount of $700 million to fund short-term borrowing needs. The maturities of the commercial paper notes vary but may not exceed 270 days from the date of issue. The commercial paper notes are generally sold at par less a discount representing an interest factor. At March 31, 2021, we had $447.0 million of commercial paper outstanding.

On March 16, 2021, we entered into the second amended and restated ONE Gas Credit Agreement, which was previously amended and restated on October 5, 2017. The ONE Gas Credit Agreement provides for a $1 billion revolving unsecured credit facility and includes a $20 million letter of credit subfacility and a $60 million swingline subfacility. We can request an increase in commitments of up to an additional $500 million upon satisfaction of customary conditions, including receipt of commitments from either new lenders or increased commitments from existing lenders. We will be able to extend the maturity date by one year, subject to the lenders’ consent, up to two times. The ONE Gas Credit Agreement expires in March 2026, and is available to provide liquidity for working capital, capital expenditures, acquisitions and mergers, the issuance of letters of credit and for other general corporate purposes.

The ONE Gas Credit Agreement utilizes LIBOR as the reference rate for determining interest to accrue on the borrowings. In the event LIBOR is not available, and such circumstances are unlikely to be temporary, our lenders may establish an alternative interest rate for the senior notes by replacing LIBOR with one or more secured overnight financing-based rates or another alternate benchmark rate.

The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 72.5 percent at the end of any calendar quarter through December 31, 2021, and 70 percent at the end of any calendar quarter thereafter. At March 31, 2021, our total debt-to-capital ratio was 66 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement.

We may reduce the unutilized portion of the ONE Gas Credit Agreement in whole or in part without premium or penalty. The ONE Gas Credit Agreement contains customary events of default. Upon the occurrence of certain events of default, the obligations under the ONE Gas Credit Agreement may be accelerated and the commitments may be terminated.

In connection with the amendment of the ONE Gas Credit Agreement on March 16, 2021, all commitments under our ONE Gas 364-day Credit Agreement, dated as of April 7, 2020, were terminated and all obligations under the 364-day Credit Agreement were paid in full and discharged.

At March 31, 2021, we had $1.2 million in letters of credit issued and no borrowings under the ONE Gas Credit Agreement, with $998.8 million of remaining credit available to repay our commercial paper borrowings.

Long-Term Debt - In March 2021, ONE Gas issued $1.0 billion of 0.85 percent senior notes due 2023, $700 million of 1.10 percent senior notes due 2024, and $800 million of floating-rate senior notes due 2023. The floating-rate senior notes bear interest at a rate equal to three-month LIBOR plus 61 basis points per year reset quarterly for the applicable interest period (0.79% at March 31, 2021). The net proceeds from the issuance were used for general corporate purposes, including payment of gas purchase costs resulting from Winter Storm Uri.

In the event LIBOR is not available, and such circumstances are unlikely to be temporary, we or our designee may establish an alternative interest rate for our floating-rate senior notes due 2023 by replacing LIBOR with one or more secured financing-based rates or another alternate benchmark rate.

We may redeem the senior notes issued in March 2021 in whole or in part, plus accrued and unpaid interest to the redemption date, on or after September 11, 2021. We do not have the right to redeem these senior notes prior to September 11, 2021.

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

On February 22, 2021, we entered into the ONE Gas 2021 Term Loan Facility as part of the financing of our natural gas purchases in order to provide sufficient liquidity to satisfy our obligations as a result of Winter Storm Uri. The net proceeds of the March 2021 debt issuance reduced the commitments under the ONE Gas 2021 Term Loan Facility on a dollar-for-dollar basis, and as a result no commitments remained outstanding and the facility was terminated concurrently with the closing of the debt issuance.

In April 2021, legislation in Oklahoma and Kansas was approved and legislation in Texas is advancing that permits utilities to pursue securitization to finance extraordinary expenses, such as fuel costs incurred during extreme weather events. See “Regulatory Activities” for Oklahoma, Kansas and Texas in this Quarterly Report for additional discussion of the securitization legislation in each state. We expect to seek approval from our regulators to utilize the securitization legislation in each state to repay or refinance our debt incurred due to the extraordinary costs associated with Winter Storm Uri.

At March 31, 2021, our long-term debt-to-capital ratio was 64 percent.

Credit Ratings - Our credit ratings as of March 31, 2021, were:

Rating Agency	Rating	Outlook
Moody’s	A3	Negative
S&P	BBB+	Negative

Our commercial paper is rated Prime-2 by Moody’s and A-2 by S&P. We intend to maintain credit metrics at a level that supports our balanced approach to capital investment and a return of capital to shareholders via a dividend that we believe will be competitive with our peer group.

At-the-Market Equity Program - In February 2020, we initiated an at-the-market equity program by entering into an equity distribution agreement under which we may issue and sell shares of our common stock with an aggregate offering price up to $250 million. Sales of common stock are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. During the quarters ended March 31, 2021 and 2020, we did not issue or sell shares of our common stock under the at-the-market equity program. At March 31, 2021, we had $236.4 million of equity available for issuance under the program. Proceeds from the program are available for general corporate purposes, which may include repaying or refinancing a portion of our outstanding indebtedness and funding working capital and capital expenditures.

EDIT - The return of EDIT to our customers is not expected to have a material impact on earnings, as any reduction or credit in rates is offset by a noncash reduction in income tax expense. However, as a result, cash flows for the three months ended March 31, 2021 and 2020, were reduced by approximately $8.1 million and $6.9 million, respectively, for EDIT returned to customers.

Pension and Other Postemployment Benefit Plans - In 2021, our contributions are expected to be $1.1 million to our defined benefit pension plans, and no contributions are expected to be made to our other postemployment benefit plans. Information about our pension and other postemployment benefits plans, including anticipated contributions, is included under Note 13 of the Notes to Consolidated Financial Statements in our Annual Report. See Note 9 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Three Months Ended
	March 31,		Variance
	2021	2020	2021 vs. 2020
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$(1,659.3)	$182.7	$(1,842.0)
Investing activities	(101.2)	(113.2)	12.0
Financing activities	2,457.4	(76.3)	2,533.7
Change in cash and cash equivalents	696.9	(6.8)	703.7
Cash and cash equivalents at beginning of period	8.0	17.9	(9.9)
Cash and cash equivalents at end of period	$704.9	$11.1	$693.8

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

Operating cash flows were lower for the three months ended March 31, 2021, compared with the prior period, due primarily to the increased natural gas purchases resulting from Winter Storm Uri, which were deferred and included in regulatory assets. See Note 3 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information.

Investing Cash Flows - Cash used in investing activities decreased for the three months ended March 31, 2021, compared with the prior period, due primarily to a decrease in capital expenditures associated with the timing of our capital projects in the first quarter 2021, compared with the first quarter 2020.

Financing Cash Flows - Cash provided by financing activities increased for the three months ended March 31, 2021, compared with the prior period, due primarily to borrowings to finance the increased natural gas purchases resulting from Winter Storm Uri.

ENVIRONMENTAL, SAFETY AND REGULATORY MATTERS

COVID-19 - Throughout the COVID-19 pandemic, we have continued to provide essential services to our customers. We have implemented a comprehensive set of policies, procedures and guidelines to protect the safety of our employees, customers and communities. These actions include following safety protocols developed during the pandemic, remote work for our office- based employees, limiting direct contact with our customers, and generally suspending disconnections and late payment fees beginning in mid-March 2020 through April 2021, when disconnects were resumed in all service areas, except Texas, which is still subject to a moratorium. Although we have experienced employee absences due to our protocols for self- isolation of employees who may be exhibiting symptoms or who may have been exposed to or contracted the COVID-19 virus, we have continued, and expect to continue, to execute our work in the field, including our capital work for system integrity, pipeline replacements and extending service to new customers. See “Regulatory Activities,” “Financial Results and Operating Information,” and “Capital Expenditures and Asset Removal Costs,” as well as Notes 3 and 12 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional discussion regarding the effects of COVID-19 on us.

Since the onset of the pandemic in the first quarter of 2020, impacts on our results of operations as a result of COVID-19 include but are not limited to:

•lower late payment, reconnect and collection fees and incremental expenses for bad debts related to the suspension of disconnects for nonpayment in each of our jurisdictions;
•incremental expenses for PPE, cleaning supplies, outside services and other expenses; and
•lower expenses for travel and employee training that have been impacted by the pandemic.

Going forward, we expect these impacts on our revenues and expenses to continue during the course of the pandemic. We also could experience a reduction in revenues from commercial and transportation customers temporarily or permanently impacted by the pandemic.

We have received accounting orders in each of our jurisdictions authorizing us to accumulate and defer for regulatory purposes certain incremental costs incurred, including bad debt expenses, and certain lost revenues, net of offsetting expense reductions associated with COVID-19. Pursuant to these orders, the recovery of any net incremental costs and lost revenue will be determined in future rate cases or alternative rate recovery filings in each jurisdiction. For financial reporting purposes, any amounts deferred as a regulatory asset for future recovery under these accounting orders must be probable of recovery. At March 31, 2021, no regulatory assets have been recorded. We continue to evaluate the impacts of COVID-19 on our business and will record regulatory assets for financial reporting purposes at such time as recovery is deemed probable. We do not expect COVID-related impacts to have a material adverse effect on our results of operations or cash flows during 2021.

Environmental Matters - We are subject to multiple historical, wildlife preservation and environmental laws and/or regulations, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, hazardous materials transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits or the discovery of presently unknown environmental conditions may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three months ended March 31, 2021 and 2020.

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

We have completed or are addressing removal of the source of soil contamination at all 12 sites and continue to monitor groundwater at eight of the 12 sites according to plans approved by the KDHE. In 2019, we completed a project to remove a source of contamination and associated contaminated materials at the twelfth site where no active soil remediation had previously occurred. A remediation plan was submitted to the KDHE concerning this site in 2020 and the KDHE has provided comments that we are addressing. We are also working on a remediation plan that will be submitted to the KDHE in 2021 for an additional site. At March 31, 2021, the reserve for remediation of our MGP sites was $13.7 million.

We have an AAO that allows Kansas Gas Service to defer and seek recovery of costs necessary for investigation and remediation at, and nearby, these 12 former MGP sites that are incurred after January 1, 2017, up to a cap of $15.0 million, net of any related insurance recoveries. Costs approved for recovery in a future rate proceeding would then be amortized over a 15-year period. The unamortized amounts will not be included in rate base or accumulate carrying charges. Following a determination that future investigation and remediation work approved by the KDHE is expected to exceed $15.0 million, net of any related insurance recoveries, Kansas Gas Service will be required to file an application with the KCC for approval to increase the $15.0 million cap. At March 31, 2021, we have deferred $18.8 million for accrued investigation and remediation costs pursuant to our AAO. Kansas Gas Service expects to file an application as soon as practicable after the KDHE approves the plans we have submitted and anticipates that filing will occur in 2021.

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

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three months ended March 31, 2021 and 2020. Environmental issues may exist with respect to MGP sites that are unknown to us. Accordingly, future costs are dependent on the final determination and regulatory approval of any remedial actions, the complexity of the site, level of remediation required, changing technology and governmental regulations, and to the extent not recovered by insurance or recoverable in rates from our customers, could be material to our financial condition, results of operations or cash flows.

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

Environmental Footprint - Our environmental and climate change strategy focuses on taking steps to minimize the impact of our operations on the environment. These strategies include: (1) developing and maintaining an accurate greenhouse gas emissions inventory; (2) improving the integrity of and reducing leaks on our pipelines; (3) following developing technologies for reducing emissions; (4) promoting end-use conservation through programs that incentivize and inform customers regarding the use of high-efficiency equipment; and (5) reducing the release of methane into the atmosphere from operational practices, such as blow-downs, and third party line hits. In addition, RNG and hydrogen technologies offer potential opportunities to secure new natural gas supply sources that could be transported on our pipeline system and reduce greenhouse gas emissions.

We participate in the EPA’s Natural Gas STAR Program to voluntarily reduce methane emissions. We continue to focus on reducing emissions through expanded implementation of best practices to limit the release of natural gas during pipeline and facility maintenance and operations. Additionally, in March 2016, we were one of 40 founding partners to launch the EPA’s

Natural Gas STAR Methane Challenge Program, whereby oil and natural gas companies agree to promote and track commitments to reduce methane emissions beyond what is federally required. Our Methane Challenge Program commitment to annually replace or rehabilitate at least two percent of our combined inventory of cast iron and noncathodically-protected steel pipe aligns with our planned system integrity expenditures for infrastructure replacements. We exceeded our goal by achieving an overall replacement rate greater than two percent annually in 2016, 2017, 2018, and 2019 and anticipate reporting on our 2020 progress in 2021.

In September 2020, we announced membership in Our Nation’s Energy Future (ONE Future), a group of natural gas companies working together to voluntarily reduce methane emissions across the natural gas value chain to one percent or less by 2025. In its most recent report, ONE Future reported that its members registered a 2019 methane intensity of 0.334%.

Additional information about our environmental matters is included in the section entitled “Environmental Matters” in Note 12 of the Notes to Consolidated Financial Statements in this Quarterly Report. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation, and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows for the three-months ended March 31, 2021 and 2020.

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

•our ability to recover costs (including operating costs and increased commodity costs related to Winter Storm Uri), income taxes and amounts equivalent to the cost of property, plant and equipment, regulatory assets and our allowed rate of return in our regulated rates;
•our ability to manage our operations and maintenance costs;
•the concentration of our operations in Kansas, Oklahoma, and Texas;
•changes in regulation of natural gas distribution services, particularly those in Oklahoma, Kansas and Texas;
•regulations in local jurisdictions in which we operate authorizing utilities to record in a regulatory asset account or comparable account the expenses associated with Winter Storm Uri, including but not limited to gas costs, other costs related to the procurement and transportation of gas supply and the associated financing costs;
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
•adverse weather conditions and variations in weather, including seasonal effects on demand and/or supply, the occurrence of storms, including Winter Storm Uri in the territories in which we operate and the related effects on supply, demand, and costs and disasters, and climate change;
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
•operational and mechanical hazards or interruptions;
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
•our ability to borrow funds, if needed, to meet our liquidity needs including raising the funds on commercially reasonable terms, or on terms acceptable to us, or at all;
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
•our ability to recover the costs of natural gas purchased for our customers, including those related to Winter Storm Uri and any related financing required to support our purchase of natural gas supply;
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
•our ability to comply with all covenants in our indentures, the ONE Gas Credit Agreement, a violation of which, if not cured in a timely manner, could trigger a default of our obligations;
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

Counterparty Credit Risk

We assess the creditworthiness of our customers. Those customers who do not meet minimum standards are required to provide security, including deposits and other forms of collateral, when appropriate and allowed by tariff. With approximately 2.2 million customers across three states, we are not exposed materially to a concentration of credit risk. As a result of regulatory orders and safety considerations, customer disconnects for nonpayment were generally suspended beginning mid-March 2020 through April 2021, when disconnects were resumed in all service areas, except Texas, which is still subject to a moratorium. We have received accounting orders in each of our jurisdictions authorizing us to accumulate and defer for regulatory purposes certain incremental costs incurred, including bad debt expenses, and certain lost revenues, net of offsetting expense reductions associated with COVID-19. Pursuant to these orders, the recovery of any net incremental costs and lost revenues will be determined in future rate cases or alternative rate recovery filings in each jurisdiction. For financial reporting purposes, any amounts deferred as a regulatory asset for future recovery under these accounting orders must be probable of recovery. At March 31, 2021, no regulatory assets have been recorded. We continue to evaluate the impacts of COVID-19 on our business and will record regulatory assets for financial reporting purposes at such time as recovery is deemed probable. We maintain a provision for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, consideration of the current credit environment and other information. We are able to recover the fuel-related portion of bad debts through our purchased-gas cost adjustment mechanisms.

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the first quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.1
Fourth Supplemental Indenture, dated as of March 11, 2021, between ONE Gas, Inc. and U.S. Bank National Association, as trustee, with respect to the 0.85% Senior Notes due 2023 and 1.10% Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to ONE Gas, Inc.’s Current Report on Form 8-K filed on March 11, 2021 (File No. 1-36108)).

4.2
Fifth Supplemental Indenture, dated as of March 11, 2021, between ONE Gas, Inc. and U.S. Bank National Association, as trustee, with respect to the Floating Rate Senior Notes due 2023 (incorporated by reference to Exhibit 4.3 to ONE Gas, Inc.’s Current Report on Form 8-K filed on March 11, 2021 (File No. 1-36108)).

10.1	Form of 2021 Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.28 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 26, 2021 (File No. 1-36108)).

10.2	Form of 2021 Performance Unit Award Agreement (incorporated by reference to Exhibit 10.29 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 26, 2021 (File No. 1-36108)).

10.3
Credit Agreement dated as of February 22, 2021, among ONE Gas, Inc., the lenders from time to time party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on February 22, 2021 (File No. 1-36108)).

10.4
Credit Agreement, dated as of March 16, 2021, among ONE Gas, Inc., the lenders from time to time party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on March 16, 2021 (File No. 1-36108)).

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

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three months ended March 31, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020; (iv) Consolidated Balance Sheets at March 31, 2021 and December 31, 2020; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020; (vi) Consolidated Statements of Equity for the three months ended March 31, 2021 and 2020; and (vii) Notes to Consolidated Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 4, 2021		ONE Gas, Inc.
Registrant

	By:	/s/ Caron A. Lawhorn
Caron A. Lawhorn
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)