Form 10-Q
period 2021-06-30
ONE Gas, Inc.
filed 2021-08-03
CIK 1587732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021.
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

On July 26, 2021, the Company had 53,500,783 shares of common stock outstanding.

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

GLOSSARY - The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

AAO	Accounting Authority Order
ADIT	Accumulated deferred income taxes
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2020
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bcf	Billion cubic feet
CERCLA	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
Clean Air Act	Federal Clean Air Act, as amended
Clean Water Act	Federal Water Pollution Control Amendments of 1972, as amended
COVID-19	Coronavirus Disease 2019
DOT	United States Department of Transportation
EDIT	Excess accumulated deferred income taxes resulting from a change in enacted tax rates
EPA	United States Environmental Protection Agency
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States of America
GPAC	Gas Pipeline Advisory Committee
GRIP	Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
Heating Degree Day or HDD	A measure designed to reflect the demand for energy needed for heating based on the extent to which the daily average temperature falls below a reference temperature for which no heating is required, usually 65 degrees Fahrenheit
HCA(s)	High consequence area(s)
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
LDC	Local distribution company
LIBOR	London Interbank Offered Rate
MAOP(s)	Maximum allowable operating pressure(s)
MGP	Manufactured gas plant
MMcf	Million cubic feet
Moody’s	Moody’s Investors Service, Inc.
Net margin	Non-GAAP measure defined as total revenues less cost of natural gas
NPRM	Notice of Proposed Rulemaking
NYSE	New York Stock Exchange
OCC	Oklahoma Corporation Commission
ONE Gas	ONE Gas, Inc.
ONE Gas 2021 Term Loan Facility	ONE Gas’ $2.5 billion two-year unsecured term loan facility, dated February 22, 2021, which terminated on March 11, 2021
ONE Gas 364-day Credit Agreement	ONE Gas’ $250 million 364-day revolving credit agreement, dated April 7, 2020, which terminated on March 16, 2021
ONE Gas Credit Agreement	ONE Gas’ $1 billion second amended and restated revolving credit agreement, which expires on March 16, 2026
PBRC	Performance-Based Rate Change
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
PPE	Personal protective equipment
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
RNG	Renewable natural gas
ROE	Return on equity, calculated consistent with utility ratemaking principles in each jurisdiction in which we operate
RRC	Railroad Commission of Texas
S&P	Standard & Poor’s Ratings Services
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes	ONE Gas’ registered notes consisting of $1 billion of 0.85 percent senior notes due 2023, $800 million of floating-rate senior notes due 2023, $700 million of 1.10 percent senior notes due 2024, $300 million of 3.61 percent senior notes due 2024, $300 million of 2.00 percent senior notes due 2030, $600 million of 4.658 percent senior notes due 2044 and $400 million of 4.50 percent notes due 2048
WNA	Weather normalization adjustment(s)
XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2021	2020	2021	2020
	(Thousands of dollars, except per share amounts)

Total revenues	$315,646	$273,287	$940,939	$801,455

Cost of natural gas	93,701	62,510	407,770	288,649

Operating expenses
Operations and maintenance	103,534	103,517	214,420	208,356
Depreciation and amortization	50,872	47,387	103,138	94,900
General taxes	16,437	15,265	34,164	31,738
Total operating expenses	170,843	166,169	351,722	334,994
Operating income	51,102	44,608	181,447	177,812
Other income (expense), net	451	2,394	46	(3,394)
Interest expense, net	(14,996)	(15,843)	(30,436)	(31,536)
Income before income taxes	36,557	31,159	151,057	142,882
Income taxes	(6,464)	(5,834)	(25,389)	(25,880)
Net income	$30,093	$25,325	$125,668	$117,002

Earnings per share
Basic	$0.56	$0.48	$2.35	$2.21
Diluted	$0.56	$0.48	$2.35	$2.20

Average shares (thousands)
Basic	53,466	53,053	53,419	53,030
Diluted	53,548	53,264	53,531	53,266
Dividends declared per share of stock	$0.58	$0.54	$1.16	$1.08
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2021	2020	2021	2020
	(Thousands of dollars)
Net income	$30,093	$25,325	$125,668	$117,002
Other comprehensive income, net of tax
Change in pension and other postemployment benefit plan liability, net of tax of $(91), $(75) ,$(182) and $(149)respectively	299	223	599	447
Total other comprehensive income, net of tax	299	223	599	447
Comprehensive income	$30,392	$25,548	$126,267	$117,449
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Unaudited)	2021	2020
Assets	(Thousands of dollars)
Property, plant and equipment
Property, plant and equipment	$7,023,340	$6,838,603
Accumulated depreciation and amortization	2,033,996	1,971,546
Net property, plant and equipment	4,989,344	4,867,057
Current assets
Cash and cash equivalents	209,070	7,993
Accounts receivable, net	160,647	292,985
Materials and supplies	52,075	52,766
Natural gas in storage	85,748	93,946
Regulatory assets	50,752	56,773
Other current assets	45,419	35,406
Total current assets	603,711	539,869
Goodwill and other assets
Regulatory assets	2,330,719	366,956
Goodwill	157,953	157,953
Other assets	101,922	96,877
Total goodwill and other assets	2,590,594	621,786
Total assets	$8,183,649	$6,028,712
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS
(Continued)
	June 30,	December 31,
(Unaudited)	2021	2020
Equity and Liabilities	(Thousands of dollars)
Equity and long-term debt
Common stock, $0.01 par value: authorized 250,000,000 shares; issued and outstanding 53,499,237 shares at June 30, 2021; issued and outstanding 53,166,733 shares at December 31, 2020	$535	$532
Paid-in capital	1,776,911	1,756,921
Retained earnings	546,998	483,635
Accumulated other comprehensive loss	(7,178)	(7,777)
Total equity	2,317,266	2,233,311
Long-term debt, excluding current maturities and net of issuance costs of $12,792 and $13,159, respectively	4,082,830	1,582,428
Total equity and long-term debt	6,400,096	3,815,739
Current liabilities
Notes payable	—	418,225
Accounts payable	158,353	152,313
Accrued interest	25,123	20,027
Accrued taxes other than income	56,090	63,800
Accrued liabilities	21,400	36,401
Regulatory liabilities	23,319	15,761
Customer deposits	56,765	68,028
Other current liabilities	28,255	22,524
Total current liabilities	369,305	797,079
Deferred credits and other liabilities
Deferred income taxes	670,672	656,806
Regulatory liabilities	558,841	547,563
Employee benefit obligations	82,122	97,637
Other deferred credits	102,613	113,888
Total deferred credits and other liabilities	1,414,248	1,415,894
Commitments and contingencies
Total liabilities and equity	$8,183,649	$6,028,712
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended
	June 30,
(Unaudited)	2021	2020
	(Thousands of dollars)
Operating activities
Net income	$125,668	$117,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103,138	94,900
Deferred income taxes	24,954	9,779
Share-based compensation expense	5,679	5,089
Provision for doubtful accounts	5,496	7,563
Changes in assets and liabilities:
Accounts receivable	126,842	113,564
Materials and supplies	691	1,146
Natural gas in storage	8,198	32,067
Asset removal costs	(21,375)	(19,068)
Accounts payable	13,519	(50,920)
Accrued interest	5,096	1,539
Accrued taxes other than income	(7,710)	(6,034)
Accrued liabilities	(15,001)	(8,912)
Customer deposits	(11,263)	(1,038)
Regulatory assets and liabilities - current	13,579	(19,559)
Regulatory assets and liabilities - non-current	(1,931,332)	15,777
Other assets and liabilities - current	(4,395)	(7,850)
Other assets and liabilities - noncurrent	(19,132)	(6,360)
Cash provided by (used in) operating activities	(1,577,348)	278,685
Investing activities
Capital expenditures	(217,039)	(234,943)
Other investing expenditures	(2,821)	(815)
Other investing receipts	716	740
Cash used in investing activities	(219,144)	(235,018)
Financing activities
Borrowings (repayments) on notes payable, net	(418,225)	(286,000)
Issuance of debt, net of discounts	2,498,895	297,750
Long-term debt financing costs	(35,110)	(2,885)
Issuance of common stock	18,122	3,299
Dividends paid	(61,785)	(57,090)
Tax withholdings related to net share settlements of stock compensation	(4,328)	(6,140)
Cash provided by (used in) financing activities	1,997,569	(51,066)
Change in cash and cash equivalents	201,077	(7,399)
Cash and cash equivalents at beginning of period	7,993	17,853
Cash and cash equivalents at end of period	$209,070	$10,454
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)	Common Stock Issued	Common Stock	Paid-in Capital
	(Shares)	(Thousands of dollars)

January 1, 2021	53,166,733	$532	$1,756,921
Net income	—	—	—
Other comprehensive income	—	—	—
Common stock issued and other	78,278	—	(1,705)
Common stock dividends - $0.58 per share	—	—	260
March 31, 2021	53,245,011	$532	$1,755,476
Net income	—	—	—
Other comprehensive income	—	—	—
Common stock issued and other	254,226	3	21,175
Common stock dividends - $0.58 per share	—	—	260
June 30, 2021	53,499,237	$535	$1,776,911

January 1, 2020	52,771,749	$528	$1,733,092
Net income	—	—	—
Other comprehensive income	—	—	—
Common stock issued and other	89,059	1	(3,737)
Common stock dividends - $0.54 per share	—	—	232
March 31, 2020	52,860,808	$529	$1,729,587
Net income	—	—	—
Other comprehensive income	—	—	—
Common stock issued and other	59,722		5,974
Common stock dividends - $0.54 per share	—	—	227
June 30, 2020	52,920,530	$529	$1,735,788
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(Continued)
(Unaudited)	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	(Thousands of dollars)

January 1, 2021	$483,635	$(7,777)	$2,233,311
Net income	95,575	—	95,575
Other comprehensive income	—	300	300
Common stock issued and other	—	—	(1,705)
Common stock dividends - $0.58 per share	(31,142)	—	(30,882)
March 31, 2021	$548,068	$(7,477)	$2,296,599
Net income	30,093	—	30,093
Other comprehensive income	—	299	299
Common stock issued and other	—	—	21,178
Common stock dividends - 0.58 per share	(31,163)	—	(30,903)
June 30, 2021	$546,998	$(7,178)	$2,317,266

January 1, 2020	$402,509	$(6,739)	$2,129,390
Net income	91,677	—	91,677
Other comprehensive income	—	224	224
Common stock issued and other	—	—	(3,736)
Common stock dividends - $0.54 per share	(28,775)	—	(28,543)
March 31, 2020	$465,411	$(6,515)	$2,189,012
Net income	25,325	—	25,325
Other comprehensive income	—	223	223
Common stock issued and other	—	—	5,974
Common stock dividends - $0.54 per share	(28,774)	—	(28,547)
June 30, 2020	$461,962	$(6,292)	$2,191,987
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. These statements also have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The 2020 year-end consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes in our Annual Report. Our significant accounting policies are described in Note 1 of our Notes to Consolidated Financial Statements in our Annual Report. Due to the seasonal nature of our business, the results of operations for the six months ended June 30, 2021, are not necessarily indicative of the results that may be expected for a 12-month period.

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

Segments - We operate in one reportable business segment: regulated public utilities that deliver natural gas primarily to residential, commercial and transportation customers. The accounting policies for our segment are the same as those described in Note 1 of our Notes to Consolidated Financial Statements in our Annual Report. We evaluate our financial performance principally on net income. For the three and six months ended June 30, 2021, and 2020, we had no single external customer from which we received 10 percent or more of our gross revenues.

Property, Plant and Equipment and Asset Removal Costs - Accounts payable for construction work in process and asset removal costs decreased by approximately $7.5 million and $6.9 million for the six months ended June 30, 2021 and 2020, respectively. Such amounts are not included in capital expenditures or asset removal costs in our consolidated statements of cash flows.

Accounts Receivable - Accounts receivable represent valid claims against nonaffiliated customers for natural gas sold or services rendered, net of allowances for doubtful accounts. We assess the creditworthiness of our customers. Those customers who do not meet minimum standards may be required to provide security, including deposits and other forms of collateral, when appropriate and allowed by our tariffs. With approximately 2.2 million customers across three states, we are not exposed materially to a concentration of credit risk. We maintain an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, consideration of the current environment and other information. We recover natural gas costs related to accounts written off when they are deemed uncollectible through the purchased-gas cost adjustment mechanisms in each of our jurisdictions. At June 30, 2021 and December 31, 2020, our allowance for doubtful accounts was $20.5 million and $16.6 million, respectively.

Reclassifications - Certain reclassifications have been made in the prior-year financial statements to conform to the current-year presentation. We have updated our 2020 Statements of Cash Flows for the six months ended June 30, 2020, to disaggregate “regulatory assets and liabilities” and “other assets and liabilities” into current and non-current components that are presented on our balance sheet to conform to our current year presentation.

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

2.REVENUE

The following table sets forth our revenues disaggregated by source for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Thousands of dollars)
Natural gas sales to customers	$281,450	$243,308	$865,244	$724,026
Transportation revenues	26,216	24,481	62,418	58,238
Miscellaneous revenues	4,073	3,120	7,728	7,590
Total revenues from contracts with customers	311,739	270,909	935,390	789,854
Other revenues - natural gas sales related	1,325	(3)	304	6,544
Other revenues	2,582	2,381	5,245	5,057
Total other revenues	3,907	2,378	5,549	11,601
Total revenues	$315,646	$273,287	$940,939	$801,455

Accrued unbilled natural gas sales revenues at June 30, 2021 and December 31, 2020, were $57.3 million and $144.9 million, respectively, and are included in accounts receivable on our consolidated balance sheets.

3. REGULATORY ASSETS AND LIABILITIES

The tables below present a summary of regulatory assets and liabilities, net of amortization, for the periods indicated:

	June 30, 2021
	Current	Noncurrent	Total
	(Thousands of dollars)
Winter weather event costs	$—	$1,987,937	$1,987,937
Under-recovered purchased-gas costs	5,245	—	5,245
Pension and postemployment benefit costs	16,513	318,581	335,094
Reacquired debt costs	812	4,461	5,273
MGP remediation costs	98	18,662	18,760
Ad-valorem tax	6,312	—	6,312
WNA	1,120	—	1,120
Customer credit deferrals	17,931	—	17,931
Other	2,721	1,078	3,799
Total regulatory assets, net of amortization	50,752	2,330,719	2,381,471
Income tax rate changes (a)	—	(558,841)	(558,841)
Over-recovered purchased-gas costs	(23,319)	—	(23,319)
Total regulatory liabilities, net of amortization	(23,319)	(558,841)	(582,160)
Net regulatory assets and liabilities	$27,433	$1,771,878	$1,799,311
(a) Includes the reclassification of $29.3 million of deferred taxes related to the reduction of the state income tax rate in Oklahoma and the reclassification of $81.5 million of deferred taxes related to the elimination of state income tax for utilities in Kansas.

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

In February 2021, the U.S. experienced Winter Storm Uri, a historic winter weather event impacting supply, market pricing and demand for natural gas in a number of states, including our service territories of Kansas, Oklahoma, and Texas. During this time, the governors of Kansas, Oklahoma, and Texas each declared a state of emergency, and certain regulatory agencies issued emergency orders that impacted the utility and natural gas industries, including statewide utility curtailment programs and orders requiring jurisdictional natural gas and electric utilities to do all things possible and necessary to ensure that natural gas and electricity utility services continued to be provided to their customers. Due to the historic nature of this winter weather event, we experienced unforeseeable and unprecedented market pricing for gas costs in our Kansas, Oklahoma, and Texas jurisdictions, which resulted in aggregated natural gas purchases for the month of February of approximately $2.1 billion.

On February 16, 2021, the OCC approved an emergency order (i) directing natural gas and electric utilities to prioritize deliveries of natural gas and electricity for services necessary for life, health, and public safety, and of natural gas to electric generation facilities that serve human needs customers, and (ii) directing local utilities to communicate with their customers in order to reduce all non-essential energy consumption, and to reduce load in a safe and reasonable manner. The OCC order recognized that the severe weather conditions resulted in increased commodity prices for both gas and electric utilities, along with issues relating to commodity acquisition, line pressure, and supply shortages. The OCC order expired on February 20, 2021.

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

In April 2021, a bill permitting the state to pursue securitized financing of extraordinary expenses, such as fuel costs, financing costs and other operational costs incurred by regulated utilities during extreme weather events, was signed into law by the Oklahoma governor. On April 29, 2021, Oklahoma Natural Gas submitted an initial application requesting a financing order pursuant to this legislation. On July 30, 2021, Oklahoma Natural Gas filed a supplemental motion with its compliance report pursuant to the March 2, 2021 order from the OCC detailing the extent of extraordinary costs incurred and all required components pursuant to the legislation for the issuance of a financing order, which includes a proposed period of 20 years over which these costs will be collected from customers. The OCC has 180 days from the filing date of this supplemental motion to consider the issuance of a financing order. If the OCC approves the financing order, the Oklahoma Development Finance Authority (ODFA) has 24 months to complete the process to issue the securitized bonds.

On February 15, 2021, the KCC issued an emergency order (i) directing all jurisdictional natural gas and electric utilities to coordinate efforts and take all reasonably feasible, lawful, and appropriate actions to ensure adequate delivery of natural gas and electricity to interconnected, non-jurisdictional utilities in Kansas, (ii) requiring jurisdictional natural gas and electric utilities to do all things possible and necessary to ensure that natural gas and electricity utility services continued to be provided to their customers in Kansas, and (iii) allowing those electric and natural gas distribution utilities who incur extraordinary costs to ensure their customers and other interconnected customers continued to receive utility service during this unprecedented cold weather event to defer those costs to a regulatory asset account. These deferred costs may also include carrying costs at the utility’s weighted average cost of capital. Each jurisdictional utility will be required to file a compliance report detailing the extent of such costs incurred and presenting a plan to minimize the financial impacts of this event on ratepayers over a reasonable time frame. These costs will be subject to review for reasonableness and accuracy in future regulatory proceedings. On March 9, 2021, the KCC issued an order adopting the KCC staff’s recommendation to open company-specific dockets to accept each utility’s filing of financial impact compliance reports and permit the KCC staff to conduct a review of the utility’s compliance report and its actions during the winter weather event. In April 2021, a bill permitting the utilities to pursue securitization to finance extraordinary expenses, such as fuel costs incurred during extreme weather events, was signed into law by the Kansas governor. The bill gives the KCC the authority to oversee and authorize the issuance of ratepayer-backed securitized bonds issued by a public utility.

On July 30, 2021, Kansas Gas Service submitted its compliance report to the KCC, which includes a proposal to issue securitized bonds and collect the extraordinary costs resulting from Winter Storm Uri from its customers over a period of either 5, 7 or 10 years. A procedural schedule will be developed to determine the timeline for evaluating Kansas Gas Service’s compliance report. If the KCC approves Kansas Gas Service’s proposed financing plan, then Kansas Gas Service will file an application, in a separate proceeding, requesting a financing order for the issuance of securitized utility tariff bonds. The KCC will have 180 days from the date of the filing requesting a financing order to consider Kansas Gas Service’s application. If the KCC approves the financing order, Kansas Gas Service can begin the process to issue the securitized bonds.

In May 2021, Kansas Gas Service filed a motion requesting a limited waiver of penalty provisions of its tariff to eliminate the multipliers in the penalty calculation when calculating the penalties to assess on marketers and individually balanced transportation customers for their unauthorized usage during Winter Storm Uri. The KCC has not yet issued an order on this motion.

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

In June 2021, a bill permitting the state to pursue securitized financing of extraordinary expenses, such as fuel costs, financing costs and other operational costs incurred by utilities during extreme weather events, was signed into law by the Texas governor. This bill gives the RRC the authority to approve amounts to be recovered from the issuance of ratepayer-backed securitized bonds by the Texas Public Financing Authority (TPFA). Pursuant to this legislation and a June 17, 2021 RRC Notice to Gas Utilities, Texas Gas Service submitted an application to the RRC on July 30, 2021, for an order authorizing the amount of extraordinary costs for recovery and other such specifications necessary for the issuance of securitized bonds. The RRC will have 150 days from the date of the filing to consider Texas Gas Service’s application and an additional 90 days to issue a single financing order for Texas Gas Service and any other natural gas utilities in Texas participating in the securitization process, which will include a determination of the period over which the costs will be collected from customers. Upon issuance of a financing order, the TPFA will begin the process to issue the securitized bonds.

In accordance with these regulatory orders associated with the winter weather event, we have deferred approximately $2.0 billion in extraordinary costs for natural gas purchases, related financing and carrying costs and other operational costs, which includes $1.32 billion of costs attributable to Oklahoma Natural Gas customers, $383 million of costs attributable to Kansas Gas Service customers and $286 million of costs attributable to Texas Gas Service customers. The amounts deferred at June 30, 2021, include invoiced costs for natural gas purchases that have not been paid as we work with our suppliers to resolve discrepancies in invoiced amounts. The amounts deferred may be adjusted as the differences are resolved. In addition, as a result of the winter storm, we were assessed and may assess penalties as a result of over- or under-deliveries during periods that operational flow orders were imposed on us or that we, in turn, imposed on our transport customers or their agents. Amounts recorded reflect management’s best estimate of the amounts we may pay or receive and may be adjusted in future periods as the disposition of such penalties is determined. As these amounts are related to the extraordinary gas purchase costs associated with Winter Storm Uri, which are deferred, future adjustments are not expected to have a material impact on earnings.

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

The customer credit deferrals and the noncurrent regulatory liability for income tax rate changes represents deferral of the effects of enacted federal and state income tax rate changes on our ADIT and the effects of these changes on our rates. See Note 10 for additional information regarding the impact of income tax rate changes during the second quarter 2021.

See Note 12 for additional information regarding our regulatory assets for MGP remediation costs.

We have received accounting orders in each of our jurisdictions authorizing us to accumulate and defer for regulatory purposes certain incremental costs incurred, including bad debt expenses, and certain lost revenues, net of offsetting expense reductions associated with COVID-19. Pursuant to these orders, the recovery of any net incremental costs and lost revenues will be determined in future rate cases or alternative rate recovery filings in each jurisdiction. For financial reporting purposes, any amounts deferred as a regulatory asset for future recovery under these accounting orders must be probable of recovery. At June 30, 2021, no regulatory assets have been recorded. We continue to evaluate the impacts of COVID-19 on our business and will record regulatory assets for financial reporting purposes at such time as recovery is deemed probable.

Recovery through rates resulted in amortization of regulatory assets of approximately $1.0 million and $0.6 million for the three months ended June 30, 2021 and 2020, respectively, and approximately $3.9 million and $2.1 million for the six months ended June 30, 2021 and 2020, respectively. Income tax expense reflects credits for the amortization of the regulatory liability associated with EDIT that was returned to customers of $2.6 million and $2.5 million for the three months ended June 30, 2021 and 2020, respectively, and credits of $10.7 million and $9.4 million for the six months ended June 30, 2021 and 2020, respectively.

4.CREDIT FACILITY AND SHORT-TERM NOTES PAYABLE

In June 2021, we increased the size of our commercial paper program to permit the issuance of commercial paper notes to fund short-term borrowing needs in an aggregate principal amount not to exceed $1.0 billion outstanding at any time. Prior to this increase, our commercial paper program permitted us to issue commercial paper notes in an aggregate principal amount not to exceed $700 million outstanding at any time. The maturities of the commercial paper notes vary but may not exceed 270 days from the date of issue. The commercial paper notes are generally sold at par less a discount representing an interest factor. At June 30, 2021, we had no commercial paper outstanding.

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

The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 72.5 percent at the end of any calendar quarter through December 31, 2021, and 70 percent at the end of any calendar quarter thereafter. At June 30, 2021, our total debt-to-capital ratio was 64 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement. We may reduce the unutilized portion of the ONE Gas Credit Agreement in whole or in part without premium or penalty. The ONE Gas Credit Agreement contains customary events of default. Upon the occurrence of certain events of default, the obligations under the ONE Gas Credit Agreement may be accelerated and the commitments may be terminated.

At June 30, 2021, we had $1.2 million in letters of credit issued and no borrowings under the ONE Gas Credit Agreement, with $998.8 million of remaining credit, which is available to repay any of our commercial paper borrowings.

In connection with the second amendment of the ONE Gas Credit Agreement on March 16, 2021, all commitments under our ONE Gas 364-day Credit Agreement, dated as of April 7, 2020, were terminated and all obligations under the ONE Gas 364-day Credit Agreement were paid in full and discharged.

5.LONG-TERM DEBT

Senior Notes - In March 2021, we issued $1.0 billion of 0.85 percent senior notes due 2023, $700 million of 1.10 percent senior notes due 2024, and $800 million of floating-rate senior notes due 2023. The floating-rate senior notes bear interest at a rate equal to three-month LIBOR plus 61 basis points per year, reset quarterly for the applicable interest period (0.73 percent at June 30, 2021). The net proceeds from the issuance were used for payment of gas purchases and related costs resulting from Winter Storm Uri and general corporate purposes.

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

6.EQUITY

At-the-Market Equity Program - In February 2020, we initiated an at-the-market equity program by entering into an equity distribution agreement under which we may issue and sell shares of our common stock with an aggregate offering price up to $250 million (including any shares of common stock that may be sold pursuant to the master forward sale confirmation entered into in connection with the equity distribution agreement and the related supplemental confirmations). Sales of common stock are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. For the six months ended June 30, 2021 and 2020, respectively, we issued and sold 198,438 shares and 4,783 shares of our common stock for $15.3 million and $0.4 million, generating proceeds, net of issuance costs, of $15.1 million and $0.4 million, and had $221.1 million and $249.6 million of equity available for issuance under the program.

Dividends Declared - In July 2021, we declared a dividend of $0.58 per share ($2.32 per share on an annualized basis) for shareholders of record as of August 13, 2021, payable on September 1, 2021.

7.ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the effect of reclassifications from accumulated other comprehensive loss in our consolidated statements of income for the periods indicated:

	Three Months Ended		Six Months Ended		Affected Line Item in the
Details About Accumulated Other	June 30,		June 30,		Consolidated Statements
Comprehensive Loss Components	2021	2020	2021	2020	of Income
	(Thousands of dollars)
Pension and other postemployment benefit plan obligations (a)
Amortization of net loss	$11,474	$10,623	$22,948	$21,246
Amortization of unrecognized prior service credit	(70)	(29)	(140)	(58)
	11,404	10,594	22,808	21,188
Regulatory adjustments (b)	(11,014)	(10,296)	(22,027)	(20,592)
	390	298	781	596	Income before income taxes
	(91)	(75)	(182)	(149)	Income tax expense
Total reclassifications for the period	$299	$223	$599	$447	Net income
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

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Three Months Ended June 30, 2021
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$30,093	53,466	$0.56
Diluted EPS Calculation
Effect of dilutive securities	—	82
Net income available for common stock and common stock equivalents	$30,093	53,548	$0.56

	Three Months Ended June 30, 2020
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$25,325	53,053	$0.48
Diluted EPS Calculation
Effect of dilutive securities	—	211
Net income available for common stock and common stock equivalents	$25,325	53,264	$0.48

	Six Months Ended June 30, 2021
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$125,668	53,419	$2.35
Diluted EPS Calculation
Effect of dilutive securities	—	112
Net income available for common stock and common stock equivalents	$125,668	53,531	$2.35

	Six Months Ended June 30, 2020
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$117,002	53,030	$2.21
Diluted EPS Calculation
Effect of dilutive securities	—	236
Net income available for common stock and common stock equivalents	$117,002	53,266	$2.20

9.EMPLOYEE BENEFIT PLANS

The following tables set forth the components of net periodic benefit cost for our pension and other postemployment benefit plans for the periods indicated:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$3,453	$3,217	$6,906	$6,434
Interest cost	7,365	8,545	14,730	17,090
Expected return on assets	(15,596)	(15,280)	(31,192)	(30,560)
Amortization of net loss	11,381	10,580	22,762	21,160
Net periodic benefit cost	$6,603	$7,062	$13,206	$14,124

	Other Postemployment Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Thousands of dollars)
Components of net periodic benefit cost (credit)
Service cost	$397	$423	$794	$846
Interest cost	1,563	1,889	3,126	3,778
Expected return on assets	(4,202)	(3,867)	(8,404)	(7,734)
Amortization of unrecognized prior service credit	(70)	(29)	(140)	(58)
Amortization of net loss	93	43	186	86
Net periodic benefit cost (credit)	$(2,219)	$(1,541)	$(4,438)	$(3,082)

We recover qualified pension benefit plan and other postemployment benefit plan costs through rates charged to our customers. Certain regulatory authorities require that the recovery of these costs be based on specific guidelines. The difference between these regulatory-based amounts and the periodic benefit cost calculated pursuant to GAAP is deferred as a regulatory asset or liability and amortized to expense over periods in which this difference will be recovered in rates, as authorized by the applicable regulatory authorities. Regulatory deferrals related to net periodic benefit cost were not material for the six months ended June 30, 2021 and 2020.

We continue to capitalize all eligible service cost and non-service cost components under the accounting requirements of ASC Topic 980 (Regulated Operations) for rate-regulated entities. Our consolidated balance sheets reflect the capitalized non-service cost components as a regulatory asset in the amount of $6.1 million and $6.0 million as of June 30, 2021 and December 31, 2020, respectively. See Note 3 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information.

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

As of June 30, 2021, we have no uncertain tax positions. Changes in tax laws or tax rates are recognized in the financial reporting period that includes the enactment date. We are no longer subject to income tax examination for years prior to 2017.

In May 2021, a bill amending the Oklahoma state income tax code was signed into law that reduced the state income tax rate to four percent from six percent beginning January 1, 2022. As a result of the enactment of this legislation, we remeasured our ADIT. As a regulated entity, the reduction in ADIT of $29.3 million was recorded as an EDIT regulatory liability. The impact of the change in the state income tax rate on our rates, as well as the timing and amount of the impact on the annual crediting mechanism for the EDIT regulatory liability, will be addressed during the processing of our current general rate case application filed in May 2021.

11.OTHER INCOME AND OTHER EXPENSE

The following table sets forth the components of other income and other expense for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Thousands of dollars)
Net periodic benefit cost other than service cost	$(1,005)	$(1,253)	$(1,775)	$(2,376)
Earnings (losses) on investments associated with nonqualified employee benefit plans	1,883	3,947	2,499	(312)
Other, net	(427)	(300)	(678)	(706)
Total other income (expense), net	$451	$2,394	$46	$(3,394)

12.COMMITMENTS AND CONTINGENCIES

COVID-19 -Throughout the COVID-19 pandemic, we have continued to provide essential services to our customers. We have implemented a comprehensive set of policies, procedures and guidelines to protect the safety of our employees, customers and communities. These actions include following safety protocols developed during the pandemic, remote work for our office- based employees, limiting direct contact with our customers, and generally suspending disconnections and late payment fees beginning in mid-March 2020 through April 2021, when disconnects were resumed in all service areas, except Texas, where disconnects were resumed in June 2021.

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

We have received accounting orders in each of our jurisdictions authorizing us to accumulate and defer for regulatory purposes certain incremental costs incurred, including bad debt expenses, and certain lost revenues, net of offsetting expense reductions associated with COVID-19. Pursuant to these orders, the recovery of any net incremental costs and lost revenue will be determined in future rate cases or alternative rate recovery filings in each jurisdiction. For financial reporting purposes, any amounts deferred as a regulatory asset for future recovery under these accounting orders must be probable of recovery. At June 30, 2021, no regulatory assets have been recorded. We continue to evaluate the impacts of COVID-19 on our business and will record regulatory assets for financial reporting purposes at such time as recovery is deemed probable. We do not expect COVID-related impacts to have a material adverse effect on our results of operations or cash flows during 2021.

Environmental Matters - We are subject to multiple historical, wildlife preservation and environmental laws and/or regulations, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, hazardous materials transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits or the discovery of presently unknown environmental conditions may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and six months ended June 30, 2021 and 2020.

We own or retain legal responsibility for certain environmental conditions at 12 former MGP sites in Kansas. These sites contain contaminants generally associated with MGP sites and are subject to control or remediation under various environmental laws and regulations. A consent agreement with the KDHE governs all environmental investigation and remediation work at these sites. The terms of the consent agreement require us to investigate these sites and set remediation activities based upon the results of the investigations and risk analysis. Remediation typically involves the management of contaminated soils and may involve removal of structures and monitoring and/or remediation of groundwater. Regulatory closure has been achieved at five of the 12 sites, but these sites remain subject to potential future requirements that may result in additional costs.

We have completed or are addressing removal of the source of soil contamination at all 12 sites and continue to monitor groundwater at seven of the 12 sites according to plans approved by the KDHE. In 2019, we completed a project to remove a source of contamination and associated contaminated materials at the twelfth site where no active soil remediation had previously occurred. A remediation plan was submitted to the KDHE concerning this site in 2020 and the KDHE has provided comments that we are addressing. We are also working on a remediation plan that will be submitted to the KDHE in 2021 for an additional site. At June 30, 2021, the reserve for remediation of our MGP sites was $13.5 million.

We have an AAO that allows Kansas Gas Service to defer and seek recovery of costs necessary for investigation and remediation at, and nearby, these 12 former MGP sites that are incurred after January 1, 2017, up to a cap of $15.0 million, net of any related insurance recoveries. Costs approved for recovery in a future rate proceeding would then be amortized over a 15-year period. The unamortized amounts will not be included in rate base or accumulate carrying charges. Following a determination that future investigation and remediation work approved by the KDHE is expected to exceed $15.0 million, net of any related insurance recoveries, Kansas Gas Service will be required to file an application with the KCC for approval to increase the $15.0 million cap. At June 30, 2021, we have deferred $18.8 million for accrued investigation and remediation costs pursuant to our AAO. Kansas Gas Service expects to file an application as soon as practicable after the KDHE approves the plans we have submitted and anticipates that filing will occur in 2021.

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

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and six months ended June 30, 2021 and 2020. Environmental issues may exist with respect to MGP sites that are unknown to us. Accordingly, future costs are dependent on the final determination and regulatory approval of any remedial actions, the complexity of the site, level of remediation required, changing technology and governmental regulations, and to the extent not recovered by insurance or recoverable in rates from our customers, could be material to our financial condition, results of operations or cash flows.

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

On October 1, 2019, PHMSA published the first of the three final rules referenced above, which addressed the 2011 congressional mandates. This final rule expands integrity management principles beyond HCAs and requires operators to collect traceable, verifiable and complete records moving forward, retain existing and new records for the life of the pipeline, and reconfirm pipeline MAOP in populated areas. The final rule also outlines methods for reconfirming a pipeline’s MAOP within 15 years. The first final rule became effective July 1, 2020. The estimated capital and operating expenditures associated with compliance with the first final rule are not material.

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

Derivative Instruments - At June 30, 2021, we held purchased natural gas call options for the heating season ending March 2022, with total notional amounts of 16.1 Bcf, for which we paid premiums of $6.1 million, and which had a fair value of $11.1 million. At December 31, 2020, we held purchased natural gas call options for the heating season ended March 2021, with total notional amounts of 14.7 Bcf, for which we paid premiums of $6.7 million, and which had a fair value of $0.8 million. The premiums paid and any cash settlements received are recorded as part of our unrecovered purchased-gas costs in current regulatory assets as these contracts are included in, and recoverable through, the purchased-gas cost adjustment mechanisms. Additionally, changes in fair value associated with these contracts are deferred as part of our unrecovered purchased-gas costs in our consolidated balance sheets. Our natural gas call options are classified as Level 1, as fair value amounts are based on unadjusted quoted prices in active markets including settled prices on the New York Mercantile Exchange. There were no transfers between levels for the periods presented.

Other Financial Instruments - The approximate fair value of cash and cash equivalents, accounts receivable and accounts payable is equal to book value, due to the short-term nature of these items. Our cash and cash equivalents are comprised of bank and money market accounts and are classified as Level 1. At June 30, 2021 and December 31, 2020, our other current and noncurrent assets include $3.8 million and $1.6 million of corporate bonds, respectively, and $3.0 million and $3.2 million of United States treasury notes, respectively. The fair value of corporate bonds and United States treasury notes approximate our carrying value, and are classified as Level 2 and Level 1, respectively.

Short-term notes payable and commercial paper are due upon demand and, therefore, the carrying amounts approximate fair value and are classified as Level 1. The book value of our long-term debt, including current maturities, was $4.1 billion and $1.6 billion at June 30, 2021 and December 31, 2020, respectively. The estimated fair value of our long-term debt, including current maturities, was $4.3 billion and $2.0 billion at June 30, 2021 and December 31, 2020, respectively. The estimated fair value of our long-term debt at June 30, 2021 and December 31, 2020, was determined using quoted market prices, and is classified as Level 2.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the Notes to Consolidated Financial Statements in this Quarterly Report, as well as our Annual Report. Due to the seasonal nature of our business, the results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for a 12-month period.

RECENT DEVELOPMENTS

Winter Storm Uri - In February 2021, the U.S. experienced Winter Storm Uri, a historic winter weather event impacting supply, market pricing and demand for natural gas in a number of states, including our service territories of Kansas, Oklahoma, and Texas. During this time, the governors of Kansas, Oklahoma, and Texas each declared a state of emergency, and certain regulatory agencies issued emergency orders that impacted the utility and natural gas industries, including statewide utility curtailment programs and orders requiring jurisdictional natural gas and electric utilities to do all things possible and necessary to ensure that natural gas and electricity utility services continued to be provided to their customers. Due to the historic nature of this winter weather event, we experienced unforeseeable and unprecedented market pricing for gas costs in our Kansas, Oklahoma, and Texas jurisdictions, which resulted in aggregated natural gas purchases for the month of February of approximately $2.1 billion.

On February 22, 2021, we entered into the ONE Gas 2021 Term Loan Facility as part of the financing of our natural gas purchases in order to provide sufficient liquidity to satisfy our obligations as a result of Winter Storm Uri.

On March 11, 2021, we issued $1.0 billion of 0.85 percent senior notes due 2023, $700 million of 1.10 percent senior notes due 2024, and $800 million of floating-rate senior notes due 2023. The floating-rate senior notes bear interest at a rate equal to three-month LIBOR plus 61 basis points per year reset quarterly for the applicable interest period (0.73 percent at June 30, 2021). The net proceeds from the issuance were used for general corporate purposes, including payment of gas purchase costs resulting from Winter Storm Uri. The net proceeds of the March 2021 debt issuance reduced the commitments under the ONE Gas 2021 Term Loan Facility on a dollar-for-dollar basis, and as a result no commitments remained outstanding and the facility was terminated concurrently with the closing of the debt issuance.

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

ONE Gas Commercial Paper Program - On June 22, 2021, we increased the size of our commercial paper program to permit the issuance of commercial paper to fund short-term borrowing needs in an aggregate principal amount not to exceed $1.0 billion outstanding at any time. Prior to this increase, our commercial paper program permitted us to issue commercial paper notes in an aggregate principal amount not to exceed $700 million outstanding at any time.

ONE Gas Credit Agreement - On March 16, 2021, we entered into the second amended and restated ONE Gas Credit Agreement, which was previously amended and restated on October 5, 2017. The ONE Gas Credit Agreement provides for a $1 billion revolving unsecured credit facility and includes a $20 million letter of credit subfacility and a $60 million swingline subfacility. In connection with the amendment of the ONE Gas Credit Agreement, all commitments under the ONE Gas 364-day Credit Agreement were terminated, and all obligations under the ONE Gas 364-day Credit Agreement were paid in full and discharged.

COVID-19 - Throughout the COVID-19 pandemic, we have continued to provide essential services to our customers. We have implemented a comprehensive set of policies, procedures and guidelines to protect the safety of our employees, customers and communities. These actions include following safety protocols developed during the pandemic, remote work for our office-based employees, limiting direct contact with our customers, and generally suspending disconnections and late payment fees beginning in mid-March 2020 through April 2021, when disconnects were resumed in all service areas, except Texas, where disconnects were resumed in June 2021.

During the six months ended June 30, 2021, impacts on our results of operations as a result of COVID-19 include but are not limited to:

•lower late payment, reconnect and collection fees and incremental expenses for bad debts related to the suspension of disconnects for nonpayment in each of our jurisdictions;
•incremental expenses for PPE, cleaning supplies, outside services and other expenses; and
•lower expenses for travel and employee training that have been impacted by the pandemic.

We are in regular communication with our regulators to keep them apprised of the effects COVID-19 is having on the service we provide. We have received accounting orders in each of our jurisdictions authorizing us to accumulate and defer for regulatory purposes certain incremental costs incurred, including bad debt expenses, and certain lost revenues, net of offsetting expense reductions associated with COVID-19. Pursuant to these orders, the recovery of any net incremental costs and lost revenue will be determined in future rate cases or alternative rate recovery filings in each jurisdiction. For financial reporting purposes, any amounts deferred as a regulatory asset for future recovery under these accounting orders must be probable of recovery. At June 30, 2021, no regulatory assets have been recorded. We continue to evaluate the impacts of COVID-19 on our business and will record regulatory assets for financial reporting purposes at such time as recovery is deemed probable. Accordingly, there could be a delay in the recognition of amounts that may be approved for recovery until the conclusion of future regulatory proceedings.

See “Regulatory Activities,” “Financial Results and Operating Information,” “Capital Expenditures and Asset Removal Costs,” and Note 3 and Note 12 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional discussion of the effects of COVID-19 on us.

Dividend - In July 2021, we declared a dividend of $0.58 per share ($2.32 per share on an annualized basis) for shareholders of record as of August 13, 2021, payable on September 1, 2021.

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

On February 16, 2021, the OCC approved an emergency order (i) directing natural gas and electric utilities to prioritize deliveries of natural gas and electricity for services necessary for life, health, and public safety, and of natural gas to electric generation facilities that serve human needs customers, and (ii) directing local utilities to communicate with their customers in order to reduce all non-essential energy consumption, and to reduce load in a safe and reasonable manner. The OCC order recognized that the severe weather conditions resulted in increased commodity prices for both gas and electric utilities, along with issues relating to commodity acquisition, line pressure, and supply shortages. The OCC order expired on February 20, 2021.

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

In April 2021, a bill permitting the state to pursue securitized financing of extraordinary expenses, such as fuel costs, financing costs and other operational costs incurred by regulated utilities during extreme weather events, was signed into law by the Oklahoma governor. On April 29, 2021, Oklahoma Natural Gas submitted an initial application requesting a financing order pursuant to this legislation. On July 30, 2021, Oklahoma Natural Gas filed a supplemental motion with its compliance report pursuant to the March 2, 2021 order from the OCC detailing the extent of extraordinary costs incurred and all required components pursuant to the legislation for the issuance of a financing order, which includes a proposed period of 20 years over which these costs will be collected from customers. The OCC has 180 days from the filing date of this supplemental motion to consider the issuance of a financing order. If the OCC approves the financing order, the Oklahoma Development Finance Authority (ODFA) has 24 months to complete the process to issue the securitized bonds. At June 30, 2021, Oklahoma Natural Gas has deferred approximately $1.3 billion in extraordinary costs attributable to Winter Storm Uri. See “Liquidity and Capital Resources,” in this Quarterly Report for additional discussion.

As required, PBRC filings are made annually on or before March 15, until the next general rate case, which was required to be filed on or before June 30, 2021, based on a calendar 2020 test year. On May 28, 2021, Oklahoma Natural Gas filed a general rate case seeking a revenue increase of $28.7 million. The revenue requirement is based on a requested ROE of 9.95 percent applied to a rate base of over $1.7 billion. This filing also requests the continuation, with certain modifications, of the performance-based rate change plan that was established in 2009, based on an allowed ROE range of 9.45 to 10.45 percent with a 9.95 percent midpoint. The case also includes a request to spend $10 million per year on RNG as part of its gas supply portfolio, the cost of which would be recovered through its purchased-gas cost mechanism, as well as $10 million of annual RNG capital expenditures that would be included in rate base. A hearing is scheduled for October 28, 2021, and, by rule, the OCC has 180 days from the filing date to issue an order.

In May 2021, a bill amending the Oklahoma state income tax code was signed into law that reduced the state income tax rate to four percent from six percent beginning January 1, 2022. As a result of the enactment of this legislation, we remeasured our ADIT. As a regulated entity, the reduction in ADIT of $29.3 million was recorded as an EDIT regulatory liability. The impact of the change in the state income tax rate on our rates, as well as the timing and amount of the impact on the annual crediting mechanism for the EDIT regulatory liability, will be addressed during the processing of our current general rate case application filed in May 2021.

In June 2020, the OCC issued an order permitting the creation of regulatory assets and deferrals related to COVID-19. Each utility is authorized under the OCC’s order to record as a regulatory asset increased bad debt expenses, costs associated with expanded payment plans, waived fees, and incremental expenses that are directly related to the suspension of or delay in disconnection of service (or the reconnection of service) beginning March 15, 2020, as a result of the governor’s executive order declaring a state of emergency. In addition, the OCC recognizes that utilities report taking many steps to ensure the continuity of utility service, while protecting utility personnel, customers, and the general public. Such steps include procuring additional PPE, increasing sanitation efforts at facilities, implementing health-screening processes, and securing temporary facilities for potential sequestration of critical operations personnel. The OCC has stated it supports the continuation of these critical response and planning efforts and acknowledges such efforts cause incremental costs that it will allow to be deferred and reviewed in a future rate case. The OCC’s deferral authorization does not bind the OCC to any specific treatment of these items in any future proceeding, nor does it prohibit the OCC from considering the effect of any operational savings, or other financial impacts that may occur as a result of COVID-19. At June 30, 2021, no regulatory assets have been recorded. In our May 2021 general rate case application, the test year includes the impacts of COVID-19 on our revenues and expenses through December 31, 2020, and we have proposed to include future impacts as part of the annual PBRC mechanism.

In February 2020, Oklahoma Natural Gas filed its fourth annual PBRC application following the general rate case that was approved in January 2016. A settlement was reached, and the OCC approved a joint stipulation in July 2020. This stipulation included a base rate increase of $9.7 million and an energy efficiency incentive of $2.2 million, with new rates reflecting these changes effective in June 2020. This stipulation also included a credit of $12.2 million associated with EDIT issued through a bill credit to Oklahoma customers in the first quarter of 2021.

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

On July 30, 2021, Kansas Gas Service submitted a compliance report to the KCC, which includes a proposal to issue securitized bonds and collect the extraordinary costs resulting from Winter Storm Uri from its customers over a period of either 5, 7, or 10 years. A procedural schedule will be developed to determine the timeline for evaluating Kansas Gas Service’s compliance report. If the KCC approves Kansas Gas Service’s proposed financing plan, then Kansas Gas Service will file an application, in a separate proceeding, requesting a financing order for the issuance of securitized utility tariff bonds. The KCC will have 180 days from the date of the filing requesting a financing order to consider Kansas Gas Service’s application. If the KCC approves the financing order, Kansas Gas Service can begin the process to issue the securitized bonds. At June 30, 2021, Kansas Gas Service has deferred approximately $383 million in extraordinary costs associated with Winter Storm Uri. See “Liquidity and Capital Resources,” in this Quarterly Report for additional discussion.

In May 2021, Kansas Gas Service filed a motion requesting a limited waiver of penalty provisions of its tariff to eliminate the multipliers in the penalty calculation when calculating the penalties to assess on marketers and individually balanced transportation customers for their unauthorized usage during Winter Storm Uri. The KCC has not yet issued an order on this motion.

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

In May 2020, a bill amending the Kansas state income tax code was signed into law that exempts public utilities regulated by the KCC from paying Kansas state income taxes beginning January 1, 2021, and authorizes the KCC to adjust utility rates for the elimination of Kansas state income tax beginning January 1, 2021. As a result of the enactment of this legislation, we remeasured our ADIT. As a regulated entity, the reduction in ADIT of $81.5 million was recorded as an EDIT regulatory liability and will be refunded to our customers. This adjustment had no material impact on our income tax expense and no impact on our cash flows for the three and six months ended June 30, 2021. The bill stipulates that, if requested by the utility, this EDIT will be returned to Kansas customers over a period of no less than 30 years, with the exact timing to be determined in our next general rate proceeding. In August 2020, Kansas Gas Service submitted an application to the KCC to reduce its base rates to reflect the elimination of Kansas state income taxes by approximately $4.9 million. In December 2020, the KCC approved the reduction, effective January 1, 2021. See Note 3 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information.

In April 2020, Kansas Gas Service filed an application with the KCC for an AAO to accumulate and defer certain incremental costs incurred, including bad debt expenses and lost revenues, as well as associated carrying costs, related to COVID-19 beginning March 1, 2020, for recovery in Kansas Gas Service’s next rate case filing. In July 2020, the KCC approved the request for an AAO subject to the recommendations set forth in its Staff Report and Recommendation and clarifications sought by Kansas Gas Service. The AAO provides notice that Kansas Gas Service may identify, track, document, accumulate, and defer in a regulatory asset extraordinary costs (net of any cost decreases) and lost revenue, plus carrying costs, associated with the COVID-19 pandemic. The KCC states that approval of the AAO is not a finding that tracked costs and lost revenue will be included in future rates; rather, any determination regarding recoverability will occur in a future rate proceeding. In a separate order applicable to all regulated utilities, the KCC approved the deferral of bad debt expense and late payment fees associated with the KCC’s suspension of disconnection activity and customer protection provisions. The recovery, the carrying charges and amortization period will be determined in Kansas Gas Service’s next rate case or alternative rate recovery filing. At June 30, 2021, no regulatory assets have been recorded. We continue to evaluate the impacts of COVID-19 on our business and will record regulatory assets for financial statement purposes at such time as recovery is deemed probable.

In November 2018, Kansas Gas Service submitted an application to the KCC requesting approval of its contract to operate and maintain the natural gas distribution system at Fort Riley, a United States Army installation. The KCC approved the Company’s application in May 2019. The transition period ended in June 2021, after which we assumed operation of the system.

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

In June 2021, a bill permitting the state to pursue securitized financing of extraordinary expenses, such as fuel costs, financing costs and other operational costs incurred by utilities during extreme weather events, was signed into law by the Texas governor. This bill gives the RRC the authority to approve amounts to be recovered from the issuance of ratepayer-backed securitized bonds by the Texas Public Financing Authority (TPFA). Pursuant to this legislation and a June 17, 2021 RRC Notice to Gas Utilities, Texas Gas Service submitted an application to the RRC on July 30, 2021 for an order authorizing the amount of extraordinary costs for recovery and other such specifications necessary for the issuance of securitized bonds. The RRC will have 150 days from the date of the filing to consider Texas Gas Service’s application and an additional 90 days to issue a single financing order for Texas Gas Service and any other natural gas utilities in Texas participating in the securitization process, which will include a determination of the period over which the costs will be collected from customers. Upon issuance of a financing order, the TPFA will begin the process to issue the securitized bonds. At June 30, 2021, Texas Gas Service has deferred approximately $286 million in extraordinary costs associated with Winter Storm Uri. See “Liquidity and Capital Resources,” in this Quarterly Report for additional discussion.

In April 2020, the RRC issued an order authorizing utilities to use a regulatory accounting mechanism and a subsequent process through which Texas Gas Service may seek future recovery of incremental expenses resulting from the effects of COVID-19, including bad debt and associated credit and collections costs, and other reasonable and necessary incremental costs to address the impact of COVID-19. The timing of any recovery will be determined as we work with our regulators. At June 30, 2021, no regulatory assets have been recorded. We continue to evaluate the impacts of COVID-19 on our business and will record regulatory assets for financial statement purposes at such time as recovery is deemed probable.

West Texas Service Area - In March 2021, Texas Gas Service made GRIP filings for all customers in the West Texas service area, requesting an increase of $9.7 million to be effective in July 2021. On June 21, 2021, the city of El Paso approved a motion which found the GRIP filing to be in compliance with the GRIP statute. The city subsequently denied the requested increase and assessed fees associated with its review of the filing. On July 2, 2021, Texas Gas Service appealed the city’s action to the RRC. The RRC granted and approved the appeal, and new rates were effective on August 3, 2021. All other municipalities, and the RRC, approved the new rates or allowed them to take effect with no action.

In March 2020, Texas Gas Service made GRIP filings for all customers in the West Texas service area. In June 2020, the RRC and the cities in the West Texas service area agreed to an increase of $4.7 million, and new rates became effective in June 2020.

Central-Gulf Service Area - In February 2021, Texas Gas Service made GRIP filings for all customers in the Central-Gulf service area, requesting an increase of $10.7 million to be effective in June 2021. All municipalities, and the RRC, approved the new rates or allowed them to take effect with no action.

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

Other Texas Service Areas - In April 2021, Texas Gas Service filed annual Cost-of-Service Adjustments (COSA) for the incorporated areas of the Rio Grande Valley service area and the North Texas service area. In July 2021, the cities in the Rio Grande Valley and North Texas service areas agreed to increases of $3.5 million and $1.4 million, respectively. New rates will become effective in August 2021.

In the normal course of business, Texas Gas Service has filed rate cases and sought GRIP and COSA increases in various other Texas jurisdictions to address investments in rate base and changes in expenses. As of the six months ended June 30, 2021, no annual rate increases associated with these filings have been approved and $1.8 million were approved for the year ended December 31, 2020.

Winter Storm Uri Deferred Costs - The amounts deferred at June 30, 2021, include invoiced costs for natural gas purchases that have not been paid as we work with our suppliers to resolve discrepancies in invoiced amounts. The amounts deferred may be adjusted as the differences are resolved. In addition, as a result of Winter Storm Uri, we were assessed and may assess penalties as a result of over- or under-deliveries during periods that operational flow orders were imposed on us or that we, in turn, imposed on our transport customers or their agents. Amounts recorded reflect management’s best estimate and may be adjusted in future periods as the disposition of such penalties is determined. As these amounts are related to the extraordinary gas purchase costs associated with Winter Storm Uri, which are deferred, future adjustments are not expected to have a material impact on earnings.

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

Selected Financial Results - For the three months ended June 30, 2021, net income was $30.1 million, or $0.56 per diluted share, compared with $25.3 million, or $0.48 per diluted share, in the same period last year. For the six months ended June 30, 2021, net income was $125.7 million, or $2.35 per diluted share, compared with $117.0 million, or $2.20 per diluted share, in the same period last year.

The following table sets forth certain selected financial results for our operations for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2021 vs. 2020		2021 vs. 2020
Financial Results	2021	2020	2021	2020	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars, except percentages)
Natural gas sales	$282.6	$243.5	$865.4	$730.3	$39.1	16%	$135.1	18%
Transportation revenues	26.3	24.3	62.5	58.5	2.0	8%	4.0	7%
Other revenues	6.7	5.5	13	12.7	1.2	22%	0.3	2%
Total revenues	315.6	273.3	940.9	801.5	42.3	15%	139.4	17%
Cost of natural gas	93.7	62.5	407.8	288.6	31.2	50%	119.2	41%
Net margin	221.9	210.8	533.1	512.9	11.1	5%	20.2	4%
Operating costs	120.0	118.8	248.6	240.2	1.2	1%	8.4	3%
Depreciation and amortization	50.8	47.4	103.1	94.9	3.4	7%	8.2	9%
Operating income	$51.1	$44.6	$181.4	$177.8	$6.5	15%	$3.6	2%
Capital expenditures and asset removal costs	$129.4	$130.6	$238.4	$254.0	$(1.2)	(1)%	$(15.6)	(6)%

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

The following table sets forth a reconciliation of net margin to the most directly comparable GAAP measure for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2021 vs. 2020		2021 vs. 2020
Non-GAAP Reconciliation	2021	2020	2021	2020	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars, except percentages)
Total revenues	$315.6	$273.3	$940.9	$801.5	$42.3	15%	$139.4	17%
Cost of natural gas	93.7	62.5	407.8	288.6	31.2	50%	119.2	41%
Net margin	$221.9	$210.8	$533.1	$512.9	$11.1	5%	$20.2	4%

The following table sets forth our net margin by type of customer for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2021 vs. 2020		2021 vs. 2020
Net Margin	2021	2020	2021	2020	Increase (Decrease)		Increase (Decrease)
Natural gas sales	(Millions of dollars, except percentages)
Residential	$157.5	$151.7	$380.7	$367.3	$5.8	4%	$13.4	4%
Commercial and industrial	29.7	27.8	72.7	70.2	1.9	7%	2.5	4%
Other	1.7	1.5	4.2	4.2	0.2	13%	—	—%
Net margin on natural gas sales	188.9	181.0	457.6	441.7	7.9	4%	15.9	4%
Transportation revenues	26.3	24.3	62.5	58.5	2.0	8%	4.0	7%
Other revenues	6.7	5.5	13.0	12.7	1.2	22%	0.3	2%
Net margin	$221.9	$210.8	$533.1	$512.9	$11.1	5%	$20.2	4%

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

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2021 vs. 2020		2021 vs. 2020
Net Margin on Natural Gas Sales	2021	2020	2021	2020	Increase (Decrease)		Increase (Decrease)
Net margin on natural gas sales	(Millions of dollars, except percentages)
Fixed margin	$158.3	$153.9	$310.4	$303.5	$4.4	3%	$6.9	2%
Variable margin	30.6	27.1	147.2	138.2	3.5	13%	9.0	7%
Net margin on natural gas sales	$188.9	$181.0	$457.6	$441.7	$7.9	4%	$15.9	4%

Net margin increased $11.1 million for the three months ended June 30, 2021, compared with the same period last year, due primarily to the following:
•an increase of $6.4 million from new rates, primarily in Texas and Oklahoma;
•an increase of $2.3 million in residential sales due primarily to net customer growth in Oklahoma and Texas; and
•an increase of $0.9 million in transportation volumes, primarily in Kansas and Oklahoma.

Net margin increased $20.2 million for the six months ended June 30, 2021, compared with the same period last year, due primarily to the following:

•an increase of $15.5 million from new rates, primarily in Texas and Oklahoma;
•an increase of $4.6 million in residential sales due primarily to net customer growth in Oklahoma and Texas;
•an increase of $1.8 million in rider and surcharge recoveries due to a higher ad-valorem surcharge in Kansas, which was offset with higher regulatory amortization expense, in depreciation and amortization expense; and
•an increase of $1.3 million in transportation volumes, primarily in Kansas and Oklahoma, offset partially by;

•a decrease of $3.2 million due to the reduction in net margin associated with the impact of weather normalization, net of increased sales volumes, primarily in Texas and Kansas. For the six months ended June 30, 2021, heating degree days in Texas and Kansas were 25 percent and 9 percent higher, respectively, compared with the same period in 2020.

Operating costs increased $1.2 million for the three months ended June 30, 2021, compared with the same period last year, due primarily to the following:

•an increase of $1.7 million in outside services costs;
•an increase of $1.2 million in employee-related costs; and
•an increase of $1.0 million in ad valorem taxes, offset partially by;
•a decrease of $2.7 million in bad-debt expense; and
•a decrease of $1.0 million in expenses related to our response to the COVID-19 pandemic.

Operating costs increased $8.4 million for the six months ended June 30, 2021, compared with the same period last year, due primarily to the following:

•an increase of $4.6 million in employee-related costs;
•an increase of $3.3 million in outside services costs; and
•an increase of $2.0 million in ad valorem taxes, offset partially by;
•a decrease of $2.1 million in bad-debt expense.

Depreciation and amortization expense increased $3.4 million and $8.2 million for the three and six months ended June 30, 2021, compared with the same periods last year, due primarily to an increase in depreciation from our capital expenditures being placed in service and an increase in the amortization of the ad-valorem surcharge rider in Kansas.

Other Factors Affecting Net Income - Other factors that affected net income for the three months ended June 30, 2021, compared with the same period last year, include a decrease of $1.9 million in other income (expense), net, due primarily to a $2.1 million reduction in income resulting from the change in the value of investments associated with nonqualified employee benefit plans.

Other factors that affected net income for the six months ended June 30, 2021, compared with the same period last year, include an increase of $3.4 million in other income (expense), net, due primarily to a $2.8 million increase in income resulting from the change in the value of investments associated with nonqualified employee benefit plans.

EDIT - We credited income tax expense $2.6 million and $2.5 million, respectively, for the amortization of the regulatory liability associated with EDIT that was returned to customers during the three months ended June 30, 2021 and 2020, and $10.7 million and $9.4 million, respectively, during the six months ended June 30, 2021 and 2020.

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

Capital expenditures and asset removal costs were $1.2 million lower for the three months ended June 30, 2021, compared with the same period last year, due primarily to the timing of our capital projects in the second quarter 2021, compared with the second quarter 2020. Capital expenditures and asset removal costs were $15.6 million lower for the six months ended June 30, 2021, compared with the same period last year, due primarily to the timing of capital projects in the first quarter 2021 being negatively impacted by Winter Storm Uri. Our full-year capital expenditures and asset removal costs are expected to be approximately $540 million for 2021.

Selected Operating Information - The following tables set forth certain selected operating information for the periods indicated:

	Three Months Ended								Variances
	June 30,								2021 vs. 2020
(in thousands)	2021				2020				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	826	593	651	2,070	814	591	640	2,045	12	2	11	25
Commercial and industrial	76	50	35	161	75	50	36	161	1	—	(1)	—
Other	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	6	1	12	5	6	1	12	—	—	—	—
Total customers	907	649	690	2,246	894	647	680	2,221	13	2	10	25

	Six Months Ended								Variances
	June 30,								2021 vs. 2020
(in thousands)	2021				2020				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	826	594	649	2,069	814	591	639	2,044	12	3	10	25
Commercial and industrial	77	50	35	162	76	50	36	162	1	—	(1)	—
Other	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	6	1	12	5	6	1	12	—	—	—	—
Total customers	908	650	688	2,246	895	647	679	2,221	13	3	9	25

The increase in the average number of customers for the three and six months ended June 30, 2021, compared with the same periods last year, is due primarily to the connection of new customers resulting from the extension and expansion of our system in our service areas. For the three months ended June 30, 2021, our average customer count includes approximately 5,400 new customer connections during the period compared to approximately 5,700 for the same period last year. Additionally, for the six months ended June 30, 2021, our average customer count includes the impact of approximately 11,300 new customer connections during the period compared to approximately 11,900 for the same period last year. Also contributing to the increase is a reduction in disconnects for nonpayment by our customers as a result of the suspension of collection activities in response to the COVID-19 pandemic.

The following table reflects the total volumes delivered, excluding the effects of WNA mechanisms on sales volumes.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Volumes (MMcf)	2021	2020	2021	2020
Natural gas sales
Residential	14,802	15,640	77,781	70,884
Commercial and industrial	5,617	4,729	24,106	21,041
Other	421	316	1,502	1,333
Total sales volumes delivered	20,840	20,685	103,389	93,258
Transportation	52,457	50,918	116,776	116,331
Total volumes delivered	73,297	71,603	220,165	209,589

Total sales volumes delivered increased for the six months ended June 30, 2021, compared with the same period last year, due primarily to additional transportation volumes delivered in the second quarter 2021 and colder weather in the first quarter 2021. The impact of weather on residential and commercial net margin is mitigated by WNA mechanisms in all jurisdictions.

The following table sets forth the HDDs by state for the periods indicated:

	Three Months Ended
	June 30,
	2021		2020		2021 vs. 2020	2021	2020
Heating Degree Days	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	274	191	289	191	(5)%	143%	151%
Kansas	415	394	442	394	(6)%	105%	112%
Texas	62	50	44	52	41%	124%	85%

	Six Months Ended
	June 30,
	2021		2020		2021 vs. 2020	2021	2020
Heating Degree Days	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	2,319	1,966	1,925	1,966	20%	118%	98%
Kansas	2,905	2,855	2,664	2,855	9%	102%	93%
Texas	1,127	1,050	900	1,062	25%	107%	85%

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

LIQUIDITY AND CAPITAL RESOURCES

General - We have relied primarily on operating cash flow and commercial paper for our liquidity and capital resource requirements. We fund operating expenses, working capital requirements, including purchases of natural gas other than the extraordinary gas purchases during Winter Storm Uri, and capital expenditures, primarily with cash from operations and commercial paper.

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

Short-term Financing - On June 22, 2021, we increased the size of our commercial paper program to permit the issuance of commercial paper notes to fund short-term borrowing needs in an aggregate principal amount not to exceed $1.0 billion outstanding at any time. Prior to this increase, our commercial paper program permitted us to issue commercial paper notes in an aggregate principal amount not to exceed $700 million outstanding at any time. The maturities of the commercial paper notes vary but may not exceed 270 days from the date of issue. The commercial paper notes are generally sold at par less a discount representing an interest factor. At June 30, 2021, we had no commercial paper outstanding.

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

The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 72.5 percent at the end of any calendar quarter through December 31, 2021, and 70 percent at the end of any calendar quarter thereafter. At June 30, 2021, our total debt-to-capital ratio was 64 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement.

We may reduce the unutilized portion of the ONE Gas Credit Agreement in whole or in part without premium or penalty. The ONE Gas Credit Agreement contains customary events of default. Upon the occurrence of certain events of default, the obligations under the ONE Gas Credit Agreement may be accelerated and the commitments may be terminated.

In connection with the amendment of the ONE Gas Credit Agreement on March 16, 2021, all commitments under our ONE Gas 364-day Credit Agreement, dated as of April 7, 2020, were terminated and all obligations under the ONE Gas 364-day Credit Agreement were paid in full and discharged.

At June 30, 2021, we had $1.2 million in letters of credit issued and no borrowings under the ONE Gas Credit Agreement, with $998.8 million of remaining credit available to repay our commercial paper borrowings.

Long-Term Debt - In March 2021, we issued $1.0 billion of 0.85 percent senior notes due 2023, $700 million of 1.10 percent senior notes due 2024, and $800 million of floating-rate senior notes due 2023. The floating-rate senior notes bear interest at a rate equal to three-month LIBOR plus 61 basis points per year reset quarterly for the applicable interest period (0.73 percent at June 30, 2021). The net proceeds from the issuance were used for general corporate purposes, including payment of gas purchase costs resulting from Winter Storm Uri.

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

In April 2021, legislation in Oklahoma and Kansas was approved and in June 2021, legislation in Texas was approved that permits utilities to pursue securitization to finance extraordinary expenses, such as fuel costs incurred during extreme weather events. See “Regulatory Activities” for Oklahoma, Kansas and Texas in this Quarterly Report for additional discussion of the securitization legislation in each state. We expect to seek approval from our regulators to utilize the securitization legislation in each state to repay or refinance our debt incurred due to the extraordinary costs associated with Winter Storm Uri.

At June 30, 2021, our long-term debt-to-capital ratio was 64 percent.

Credit Ratings - Our credit ratings as of June 30, 2021, were:

Rating Agency	Rating	Outlook
Moody’s	A3	Negative
S&P	BBB+	Negative

Our commercial paper is rated Prime-2 by Moody’s and A-2 by S&P. We intend to maintain credit metrics at a level that supports our balanced approach to capital investment and a return of capital to shareholders via a dividend that we believe will be competitive with our peer group.

At-the-Market Equity Program - In February 2020, we initiated an at-the-market equity program by entering into an equity distribution agreement under which we may issue and sell shares of our common stock with an aggregate offering price up to $250 million. Sales of common stock are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. During the six months ended June 30, 2021 and 2020, respectively, we had issued and sold 198,438 shares and 4,783 shares of our common stock for $15.3 million and $0.4 million, generating proceeds, net of issuance costs, of $15.1 million and $0.4 million, and had $221.1 million and $249.6 million of equity available for issuance under the program. Proceeds from the program are available for general corporate purposes, which may include repaying or refinancing a portion of our outstanding indebtedness and funding working capital and capital expenditures.

EDIT - The return of EDIT to our customers is not expected to have a material impact on earnings, as any reduction or credit in rates is offset by a noncash reduction in income tax expense. However, as a result, cash flows for the three months ended June 30, 2021 and 2020, were reduced by approximately $2.6 million and $2.5 million, respectively, for EDIT returned to customers. Cash flows for the six months ended June 30, 2021 and 2020, were reduced by approximately $10.7 million and $9.4 million, respectively, for EDIT returned to customers.

Pension and Other Postemployment Benefit Plans - In 2021, our contributions are expected to be $1.1 million to our defined benefit pension plans, and no contributions are expected to be made to our other postemployment benefit plans. Information about our pension and other postemployment benefits plans, including anticipated contributions, is included under Note 14 of the Notes to Consolidated Financial Statements in our Annual Report. See Note 9 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Six Months Ended
	June 30,		Variance
	2021	2020	2021 vs. 2020
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$(1,577.4)	$278.7	$(1,856.1)
Investing activities	(219.1)	(235.0)	15.9
Financing activities	1,997.6	(51.1)	2,048.7
Change in cash and cash equivalents	201.1	(7.4)	208.5
Cash and cash equivalents at beginning of period	8.0	17.9	(9.9)
Cash and cash equivalents at end of period	$209.1	$10.5	$198.6

Operating Cash Flows - Changes in cash flows from operating activities are due primarily to changes in net margin and operating expenses discussed in Financial Results and Operating Information, the effects of Winter Storm Uri and tax reform discussed in Regulatory Activities and changes in working capital. Changes in natural gas prices and demand for our services or natural gas, whether because of general economic conditions, variations in weather not mitigated by WNAs, changes in supply or increased competition from other service providers, could affect our earnings and operating cash flows. Typically, our cash flows from operations are greater in the first half of the year compared with the second half of the year.

Operating cash flows were lower for the six months ended June 30, 2021, compared with the prior period, due primarily to the increased natural gas purchases resulting from Winter Storm Uri, which were deferred and included in regulatory assets. See Note 3 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information.

Investing Cash Flows - Cash used in investing activities decreased for the six months ended June 30, 2021, compared with the prior period, due primarily to a decrease in capital expenditures associated with the impact of Winter Storm Uri on the timing of our capital projects in 2021.

Financing Cash Flows - Cash provided by financing activities increased for the six months ended June 30, 2021, compared with the prior period, due primarily to borrowings to finance the increased natural gas purchases resulting from Winter Storm Uri.

ENVIRONMENTAL, SAFETY AND REGULATORY MATTERS

COVID-19 - Throughout the COVID-19 pandemic, we have continued to provide essential services to our customers. We have implemented a comprehensive set of policies, procedures and guidelines to protect the safety of our employees, customers and communities. These actions include following safety protocols developed during the pandemic, remote work for our office- based employees, limiting direct contact with our customers, and generally suspending disconnections and late payment fees beginning in mid-March 2020 through April 2021, when disconnects were resumed in all service areas, except Texas, where disconnects resumed in June 2021. See “Regulatory Activities,” “Financial Results and Operating Information,” and “Capital Expenditures and Asset Removal Costs,” as well as Notes 3 and 12 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional discussion regarding the effects of COVID-19 on us.

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

We have received accounting orders in each of our jurisdictions authorizing us to accumulate and defer for regulatory purposes certain incremental costs incurred, including bad debt expenses, and certain lost revenues, net of offsetting expense reductions associated with COVID-19. Pursuant to these orders, the recovery of any net incremental costs and lost revenue will be determined in future rate cases or alternative rate recovery filings in each jurisdiction. For financial reporting purposes, any amounts deferred as a regulatory asset for future recovery under these accounting orders must be probable of recovery. At June 30, 2021, no regulatory assets have been recorded. We continue to evaluate the impacts of COVID-19 on our business and will record regulatory assets for financial reporting purposes at such time as recovery is deemed probable. We do not expect COVID-related impacts to have a material adverse effect on our results of operations or cash flows during 2021.

Environmental Matters - We are subject to multiple historical, wildlife preservation and environmental laws and/or regulations, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, hazardous materials transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits or the discovery of presently unknown environmental conditions may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and six months ended June 30, 2021 and 2020.

We own or retain legal responsibility for certain environmental conditions at 12 former MGP sites in Kansas. These sites contain contaminants generally associated with MGP sites and are subject to control or remediation under various environmental laws and regulations. A consent agreement with the KDHE governs all environmental investigation and remediation work at these sites. The terms of the consent agreement require us to investigate these sites and set remediation activities based upon the results of the investigations and risk analysis. Remediation typically involves the management of contaminated soils and may involve removal of structures and monitoring and/or remediation of groundwater. Regulatory closure has been achieved at five of the 12 sites, but these sites remain subject to potential future requirements that may result in additional costs.

We have completed or are addressing removal of the source of soil contamination at all 12 sites and continue to monitor groundwater at seven of the 12 sites according to plans approved by the KDHE. In 2019, we completed a project to remove a source of contamination and associated contaminated materials at the twelfth site where no active soil remediation had previously occurred. A remediation plan was submitted to the KDHE concerning this site in 2020 and the KDHE has provided comments that we are addressing. We are also working on a remediation plan that will be submitted to the KDHE in 2021 for an additional site. At June 30, 2021, the reserve for remediation of our MGP sites was $13.5 million.

We have an AAO that allows Kansas Gas Service to defer and seek recovery of costs necessary for investigation and remediation at, and nearby, these 12 former MGP sites that are incurred after January 1, 2017, up to a cap of $15.0 million, net of any related insurance recoveries. Costs approved for recovery in a future rate proceeding would then be amortized over a 15-year period. The unamortized amounts will not be included in rate base or accumulate carrying charges. Following a determination that future investigation and remediation work approved by the KDHE is expected to exceed $15.0 million, net of any related insurance recoveries, Kansas Gas Service will be required to file an application with the KCC for approval to increase the $15.0 million cap. At June 30, 2021, we have deferred $18.8 million for accrued investigation and remediation costs pursuant to our AAO. Kansas Gas Service expects to file an application as soon as practicable after the KDHE approves the plans we have submitted and anticipates that filing will occur in 2021.

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

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and six months ended June 30, 2021 and 2020. Environmental issues may exist with respect to MGP sites that are unknown to us. Accordingly, future costs are dependent on the final determination and regulatory approval of any remedial actions, the complexity of the site, level of remediation required, changing technology and governmental regulations, and to the extent not recovered by insurance or recoverable in rates from our customers, could be material to our financial condition, results of operations or cash flows.

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

On October 1, 2019, PHMSA published the first of the three final rules referenced above, which addressed the 2011 congressional mandates. This final rule expands integrity management principles beyond HCAs and requires operators to collect traceable, verifiable and complete records moving forward, retain existing and new records for the life of the pipeline, and reconfirm pipeline MAOP in populated areas. The final rule also outlines methods for reconfirming a pipeline’s MAOP within 15 years. The first final rule became effective July 1, 2020. The estimated capital and operating expenditures associated with compliance with the first final rule are not material.

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

Pipeline Security - In May and July 2021, the U.S. Department of Homeland Security’s Transportation Security Administration issued security directives which included several new cybersecurity requirements for critical pipeline owners and operators. We are currently evaluating the potential effect of these directives on our operations and facilities, as well as the potential cost of implementation, and will continue to monitor for any clarifications or amendments to these directives.

The Transportation Security Administration issued pipeline security guidelines in March 2018. Our pipeline facilities have been reviewed according to those guidelines and no material changes have been required to date.

Environmental Footprint - Our environmental and climate change strategy focuses on taking steps to minimize the impact of our operations on the environment. These strategies include: (1) developing and maintaining an accurate greenhouse gas emissions inventory; (2) employing advanced leak detection technologies and improving the integrity of and reducing leaks on our pipelines; (3) following developing technologies for reducing emissions; (4) promoting end-use conservation through programs that incentivize and inform customers regarding the use of high-efficiency equipment; and (5) reducing the release of methane into the atmosphere from operational practices, such as blow-downs and third-party line hits. In addition, RNG and hydrogen technologies offer potential opportunities to secure new natural gas supply sources that could be transported on our pipeline system and reduce greenhouse gas emissions.

We participate in the EPA’s Natural Gas STAR Program to voluntarily reduce methane emissions. We continue to focus on reducing emissions through expanded implementation of best practices, such as mobile compression and vacuum technologies to limit the release of natural gas during pipeline and facility maintenance and operations. Additionally, in March 2016, we were one of 40 founding partners to launch the EPA’s Natural Gas STAR Methane Challenge Program, whereby oil and natural gas companies agree to promote and track commitments to reduce methane emissions beyond what is federally required. Our Methane Challenge Program commitment to annually replace or rehabilitate at least two percent of our combined inventory of cast iron and noncathodically-protected steel pipe aligns with our planned system integrity expenditures for infrastructure replacements. We exceeded our goal by achieving an overall replacement rate greater than two percent annually in 2016, 2017, 2018, and 2019 and anticipate reporting on our 2020 progress in 2021.

In September 2020, we announced membership in Our Nation’s Energy Future (ONE Future), a group of natural gas companies working together to voluntarily reduce methane emissions across the natural gas value chain to one percent or less by 2025. In its most recent report, ONE Future reported that its members registered a 2019 methane intensity of 0.334%. We have submitted our 2020 data and anticipate that ONE Future will report on 2020 methane intensity in the fourth quarter of 2021.

Additional information about our environmental matters is included in the section entitled “Environmental Matters” in Note 12 of the Notes to Consolidated Financial Statements in this Quarterly Report. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation, and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows for the three and six months ended June 30, 2021 and 2020.

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
•the length and severity of a pandemic or other health crisis, such as the outbreak of COVID-19, including the impact to our operations, customers, contractors, vendors and employees, the effectiveness of vaccine campaigns (including the COVID-19 vaccine campaign) on our workforce and customers and the effect of other measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address the pandemic or other health crises, which may (as with COVID-19) precipitate or exacerbate one or more of the above-mentioned and/or other risks, and significantly disrupt or prevent us from operating our business in the ordinary course for an extended period;
•competition from alternative forms of energy, including, but not limited to, electricity, solar power, wind power, geothermal energy and biofuels;
•conservation and energy efficiency efforts of our customers;
•adverse weather conditions and variations in weather, including seasonal effects on demand and/or supply, the occurrence of storms, including Winter Storm Uri in the territories in which we operate, and climate change, and the related effects on supply, demand and costs;
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
•our ability to recover the costs of natural gas purchased for our customers, including those related to Winter Storm Uri and any related financing required to support our purchase of natural gas supply, including the securitized financings currently contemplated in each of our jurisdictions;
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
•unexpected increases in the costs of providing health care benefits, along with pension and postemployment health care benefits, as well as declines in the discount rates on, declines in the market value of the debt and equity securities of, increases in funding requirements for, our defined benefit plans; and
•the ability to successfully complete merger, acquisition or divestiture plans, regulatory or other limitations imposed as a result of a merger, acquisition or divestiture, and the success of the business following a merger, acquisition or divestiture.

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

Commodity Price Risk

Our commodity price risk, driven primarily by fluctuations in the price of natural gas, is mitigated by our purchased-gas cost adjustment mechanisms through which we pass-through natural gas costs to our customers without profit. We may use derivative instruments to economically hedge the cost of a portion of our anticipated natural gas purchases during the winter heating months to reduce the impact on our customers of upward market price volatility of natural gas. Additionally, we inject natural gas into storage during the summer months and withdraw the natural gas during the winter heating season. Gains or losses associated with these derivative instruments and storage activities are included in, and recoverable through our purchased-gas cost adjustment mechanisms, which are subject to review by regulatory authorities.

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

Counterparty Credit Risk

We assess the creditworthiness of our customers. Those customers who do not meet minimum standards are required to provide security, including deposits and other forms of collateral, when appropriate and allowed by tariff. With approximately 2.2 million customers across three states, we are not exposed materially to a concentration of credit risk. As a result of regulatory orders and safety considerations, customer disconnects for nonpayment were generally suspended beginning mid-March 2020 through April 2021, when disconnects were resumed in all service areas, except Texas, where disconnects were resumed in June 2021. We have received accounting orders in each of our jurisdictions authorizing us to accumulate and defer for regulatory purposes certain incremental costs incurred, including bad debt expenses, and certain lost revenues, net of offsetting expense reductions associated with COVID-19. Pursuant to these orders, the recovery of any net incremental costs and lost revenues will be determined in future rate cases or alternative rate recovery filings in each jurisdiction. For financial reporting purposes, any amounts deferred as a regulatory asset for future recovery under these accounting orders must be probable of recovery. At June 30, 2021, no regulatory assets have been recorded. We continue to evaluate the impacts of COVID-19 on our business and will record regulatory assets for financial reporting purposes at such time as recovery is deemed probable. We maintain a provision for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, consideration of the current credit environment and other information. We are able to recover the fuel-related portion of bad debts through our purchased-gas cost adjustment mechanisms.

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the second quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.2	Amended and Restated By-Laws of ONE Gas, Inc. dated April 27, 2020 (incorporated by reference to Exhibit 3.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on April 27, 2020 (File No. 1-36108)).

10.1	Form of Commercial Paper Dealer Agreement (incorporated by reference to Exhibit 10.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on September 10, 2014 (File No. 1-36108)).

31.1	Certification of Robert S. McAnnally pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Caron A. Lawhorn pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert S. McAnnally pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Caron A. Lawhorn pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

101.DEF	XBRL Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2020; (iv) Consolidated Balance Sheets at June 30, 2021 and December 31, 2020; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020; (vi) Consolidated Statements of Equity for the three and six months ended June 30, 2021 and 2020; and (vii) Notes to Consolidated Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 3, 2021		ONE Gas, Inc.
Registrant

	By:	/s/ Caron A. Lawhorn
Caron A. Lawhorn
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)