Form 10-Q
period 2021-09-30
ONE Gas, Inc.
filed 2021-11-02
CIK 1587732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021.
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

On October 25, 2021, the Company had 53,587,508 shares of common stock outstanding.

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

AVAILABLE INFORMATION

We make available, free of charge, on our website (www.onegas.com) copies of our Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act and reports of holdings of our securities filed by our officers and directors under Section 16 of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC, which also makes these materials available on its website (www.sec.gov). Copies of our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Certificate of Incorporation, bylaws, the written charters of our Audit Committee, Executive Compensation Committee, Corporate Governance Committee and Executive Committee and our Environmental, Social and Governance Report are also available on our website, and copies of these documents are available upon request.

In addition to filings with the SEC and materials posted on our website, we also use social media platforms as channels of information distribution to reach public investors. Information contained on our website or posted on or disseminated through our social media accounts is not incorporated by reference into this report.

GLOSSARY - The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

AAO	Accounting Authority Order
ADIT	Accumulated deferred income taxes
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2020
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bcf	Billion cubic feet
CERCLA	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
Clean Air Act	Federal Clean Air Act, as amended
Clean Water Act	Federal Water Pollution Control Amendments of 1972, as amended
CNG	Compressed natural gas
COVID-19	Coronavirus Disease 2019
DOT	United States Department of Transportation
EDIT	Excess accumulated deferred income taxes resulting from a change in enacted tax rates
EPA	United States Environmental Protection Agency
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States of America
GPAC	Gas Pipeline Advisory Committee
GRIP	Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
Heating Degree Day or HDD	A measure designed to reflect the demand for energy needed for heating based on the extent to which the daily average temperature falls below a reference temperature for which no heating is required, usually 65 degrees Fahrenheit
HCA(s)	High consequence area(s)
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
LDC	Local distribution company
LIBOR	London Interbank Offered Rate
MAOP(s)	Maximum allowable operating pressure(s)
MGP	Manufactured gas plant
MMcf	Million cubic feet
Moody’s	Moody’s Investors Service, Inc.
Net margin	Non-GAAP measure defined as total revenues less cost of natural gas
NPRM	Notice of Proposed Rulemaking
NYSE	New York Stock Exchange
OCC	Oklahoma Corporation Commission
ODFA	Oklahoma Development Finance Authority
ONE Gas	ONE Gas, Inc.
ONE Gas 2021 Term Loan Facility	ONE Gas’ $2.5 billion two-year unsecured term loan facility, dated February 22, 2021, which terminated on March 11, 2021
ONE Gas 364-day Credit Agreement	ONE Gas’ $250 million 364-day revolving credit agreement, dated April 7, 2020, which terminated on March 16, 2021
ONE Gas Credit Agreement	ONE Gas’ $1.0 billion second amended and restated revolving credit agreement, which expires on March 16, 2026
PBRC	Performance-Based Rate Change
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
PPE	Personal protective equipment
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
RNG	Renewable natural gas
ROE	Return on equity, calculated consistent with utility ratemaking principles in each jurisdiction in which we operate
RRC	Railroad Commission of Texas
S&P	Standard & Poor’s Ratings Services
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes	ONE Gas’ registered notes consisting of $1.0 billion of 0.85 percent senior notes due 2023, $400 million of floating-rate senior notes due 2023, $700 million of 1.10 percent senior notes due 2024, $300 million of 3.61 percent senior notes due 2024, $300 million of 2.00 percent senior notes due 2030, $600 million of 4.658 percent senior notes due 2044 and $400 million of 4.50 percent notes due 2048
TPFA	Texas Public Finance Authority
WNA	Weather normalization adjustment(s)
XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2021	2020	2021	2020
	(Thousands of dollars, except per share amounts)

Total revenues	$273,923	$244,640	$1,214,862	$1,046,095

Cost of natural gas	59,399	40,485	467,169	329,134

Operating expenses
Operations and maintenance	105,732	100,285	320,152	308,641
Depreciation and amortization	51,150	47,998	154,288	142,898
General taxes	15,835	15,193	49,999	46,931
Total operating expenses	172,717	163,476	524,439	498,470
Operating income	41,807	40,679	223,254	218,491
Other income (expense), net	(1,805)	198	(1,758)	(3,196)
Interest expense, net	(15,392)	(15,542)	(45,828)	(47,078)
Income before income taxes	24,610	25,335	175,668	168,217
Income taxes	(4,357)	(4,256)	(29,746)	(30,136)
Net income	$20,253	$21,079	$145,922	$138,081

Earnings per share
Basic	$0.38	$0.40	$2.73	$2.60
Diluted	$0.38	$0.39	$2.72	$2.59

Average shares (thousands)
Basic	53,710	53,190	53,516	53,084
Diluted	53,793	53,408	53,618	53,313
Dividends declared per share of stock	$0.58	$0.54	$1.74	$1.62
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2021	2020	2021	2020
	(Thousands of dollars)
Net income	$20,253	$21,079	$145,922	$138,081
Other comprehensive income, net of tax
Change in pension and other postemployment benefit plan liability, net of tax of $(91), $(75), $(273) and $(224), respectively	300	223	899	670
Total other comprehensive income, net of tax	300	223	899	670
Comprehensive income	$20,553	$21,302	$146,821	$138,751
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Unaudited)	2021	2020
Assets	(Thousands of dollars)
Property, plant and equipment
Property, plant and equipment	$7,138,445	$6,838,603
Accumulated depreciation and amortization	2,060,335	1,971,546
Net property, plant and equipment	5,078,110	4,867,057
Current assets
Cash and cash equivalents	6,467	7,993
Accounts receivable, net	118,383	292,985
Materials and supplies	52,638	52,766
Natural gas in storage	166,778	93,946
Regulatory assets	300,485	56,773
Assets from price risk management activities	77,380	—
Other current assets	30,759	35,406
Total current assets	752,890	539,869
Goodwill and other assets
Regulatory assets	2,050,332	366,956
Goodwill	157,953	157,953
Other assets	94,633	96,877
Total goodwill and other assets	2,302,918	621,786
Total assets	$8,133,918	$6,028,712
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS
(Continued)
	September 30,	December 31,
(Unaudited)	2021	2020
Equity and Liabilities	(Thousands of dollars)
Equity and long-term debt
Common stock, $0.01 par value: authorized 250,000,000 shares; issued and outstanding 53,584,326 shares at September 30, 2021; issued and outstanding 53,166,733 shares at December 31, 2020	$536	$532
Paid-in capital	1,785,476	1,756,921
Retained earnings	535,964	483,635
Accumulated other comprehensive loss	(6,878)	(7,777)
Total equity	2,315,098	2,233,311
Long-term debt, excluding current maturities and net of issuance costs of $12,605 and $13,159, respectively	3,683,137	1,582,428
Total equity and long-term debt	5,998,235	3,815,739
Current liabilities
Short-term debt	336,000	418,225
Accounts payable	127,544	152,313
Accrued taxes other than income	69,374	63,800
Regulatory liabilities	63,194	15,761
Customer deposits	59,433	68,028
Other current liabilities	64,591	78,952
Total current liabilities	720,136	797,079
Deferred credits and other liabilities
Deferred income taxes	677,034	656,806
Regulatory liabilities	556,843	547,563
Employee benefit obligations	74,373	97,637
Other deferred credits	107,297	113,888
Total deferred credits and other liabilities	1,415,547	1,415,894
Commitments and contingencies
Total liabilities and equity	$8,133,918	$6,028,712
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended
	September 30,
(Unaudited)	2021	2020
	(Thousands of dollars)
Operating activities
Net income	$145,922	$138,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	154,288	142,898
Deferred income taxes	29,224	11,175
Share-based compensation expense	8,076	7,439
Provision for doubtful accounts	8,128	8,836
Changes in assets and liabilities:
Accounts receivable	166,474	144,399
Materials and supplies	128	240
Natural gas in storage	(72,832)	(1,118)
Asset removal costs	(35,195)	(29,019)
Accounts payable	(17,244)	(50,848)
Accrued taxes other than income	5,574	9,776
Customer deposits	(8,595)	(2,668)
Regulatory assets and liabilities - current	(273,659)	(49,055)
Regulatory assets and liabilities - noncurrent	(1,651,445)	24,577
Other assets and liabilities - current	(10,537)	(20,550)
Other assets and liabilities - noncurrent	(8,884)	(8,834)
Cash provided by (used in) operating activities	(1,560,577)	325,329
Investing activities
Capital expenditures	(347,701)	(348,915)
Other investing expenditures	(3,374)	(1,379)
Other investing receipts	1,676	2,482
Cash used in investing activities	(349,399)	(347,812)
Financing activities
Borrowings (repayments) on short-term debt, net	(82,225)	(208,500)
Issuance of debt, net of discounts	2,498,895	297,750
Long-term debt financing costs	(35,110)	(2,885)
Issuance of common stock	24,104	16,325
Repayment of long-term debt	(400,000)	—
Dividends paid	(92,832)	(85,698)
Tax withholdings related to net share settlements of stock compensation	(4,382)	(6,178)
Cash provided by (used in) financing activities	1,908,450	10,814
Change in cash and cash equivalents	(1,526)	(11,669)
Cash and cash equivalents at beginning of period	7,993	17,853
Cash and cash equivalents at end of period	$6,467	$6,184
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)	Common Stock Issued	Common Stock	Paid-in Capital
	(Shares)	(Thousands of dollars)

January 1, 2021	53,166,733	$532	$1,756,921
Net income	—	—	—
Other comprehensive income	—	—	—
Common stock issued and other	78,278	—	(1,705)
Common stock dividends - $0.58 per share	—	—	260
March 31, 2021	53,245,011	$532	$1,755,476
Net income	—	—	—
Other comprehensive income	—	—	—
Common stock issued and other	254,226	3	21,175
Common stock dividends - $0.58 per share	—	—	260
June 30, 2021	53,499,237	$535	$1,776,911
Net income	—	—	—
Other comprehensive income	—	—	—
Common stock issued and other	85,089	1	8,324
Common stock dividends - $0.58 per share	—	—	241
September 30, 2021	53,584,326	$536	$1,785,476

January 1, 2020	52,771,749	$528	$1,733,092
Net income	—	—	—
Other comprehensive income	—	—	—
Common stock issued and other	89,059	1	(3,737)
Common stock dividends - $0.54 per share	—	—	232
March 31, 2020	52,860,808	$529	$1,729,587
Net income	—	—	—
Other comprehensive income	—	—	—
Common stock issued and other	59,722	—	5,974
Common stock dividends - $0.54 per share	—	—	227
June 30, 2020	52,920,530	$529	$1,735,788
Net income	—	—	—
Other comprehensive income	—	—	—
Common stock issued and other	176,363	2	15,334
Common stock dividends - $0.54 per share	—	—	228
September 30, 2020	53,096,893	$531	$1,751,350
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(Continued)
(Unaudited)	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	(Thousands of dollars)

January 1, 2021	$483,635	$(7,777)	$2,233,311
Net income	95,575	—	95,575
Other comprehensive income	—	300	300
Common stock issued and other	—	—	(1,705)
Common stock dividends - $0.58 per share	(31,142)	—	(30,882)
March 31, 2021	$548,068	$(7,477)	$2,296,599
Net income	30,093	—	30,093
Other comprehensive income	—	299	299
Common stock issued and other	—	—	21,178
Common stock dividends - 0.58 per share	(31,163)	—	(30,903)
June 30, 2021	$546,998	$(7,178)	$2,317,266
Net income	20,253	—	20,253
Other comprehensive income	—	300	300
Common stock issued and other	—	—	8,325
Common stock dividends - $0.58 per share	(31,287)	—	(31,046)
September 30, 2021	$535,964	$(6,878)	$2,315,098

January 1, 2020	$402,509	$(6,739)	$2,129,390
Net income	91,677	—	91,677
Other comprehensive income	—	224	224
Common stock issued and other	—	—	(3,736)
Common stock dividends - $0.54 per share	(28,775)	—	(28,543)
March 31, 2020	$465,411	$(6,515)	$2,189,012
Net income	25,325	—	25,325
Other comprehensive income	—	223	223
Common stock issued and other	—	—	5,974
Common stock dividends - $0.54 per share	(28,774)	—	(28,547)
June 30, 2020	$461,962	$(6,292)	$2,191,987
Net income	21,079	—	21,079
Other comprehensive income	—	223	223
Common stock issued and other	—	—	15,336
Common stock dividends - $0.54 per share	(28,836)	—	(28,608)
September 30, 2020	$454,205	$(6,069)	$2,200,017
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. These statements also have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The 2020 year-end consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes in our Annual Report. Our significant accounting policies are described in Note 1 of our Notes to Consolidated Financial Statements in our Annual Report. Due to the seasonal nature of our business, the results of operations for the nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for a 12-month period.

We provide natural gas distribution services to our approximately 2.2 million customers through our divisions in Oklahoma, Kansas and Texas through Oklahoma Natural Gas, Kansas Gas Service and Texas Gas Service, respectively. We primarily serve residential, commercial and transportation customers in all three states.

Use of Estimates - The preparation of our consolidated financial statements and related disclosures in accordance with GAAP requires us to make estimates and assumptions with respect to values or conditions that cannot be known with certainty that affect the reported amount of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Items that may be estimated include, but are not limited to, the economic useful life of assets, fair value of assets and liabilities, provision for doubtful accounts, unbilled revenues for natural gas delivered but for which meters have not been read, natural gas purchased but for which no invoice has been received, provision for income taxes, including any deferred tax valuation allowances, reserves for environmental remediation, the results of litigation and various other recorded or disclosed amounts.

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

Segments - We operate in one reportable business segment: regulated public utilities that deliver natural gas primarily to residential, commercial and transportation customers. The accounting policies for our segment are the same as those described in Note 1 of our Notes to Consolidated Financial Statements in our Annual Report. We evaluate our financial performance principally on net income. For the three and nine months ended September 30, 2021, and 2020, we had no single external customer from which we received 10 percent or more of our gross revenues.

Property, Plant and Equipment and Asset Removal Costs - Accounts payable for construction work in process and asset removal costs decreased by approximately $7.5 million and $4.3 million for the nine months ended September 30, 2021 and 2020, respectively. Such amounts are not included in capital expenditures or asset removal costs in our consolidated statements of cash flows.

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

Accounts Receivable - Accounts receivable represent valid claims against nonaffiliated customers for natural gas sold or services rendered, net of allowances for doubtful accounts. We assess the creditworthiness of our customers. Those customers who do not meet minimum standards may be required to provide security, including deposits and other forms of collateral, when appropriate and allowed by our tariffs. With approximately 2.2 million customers across three states, we are not exposed materially to a concentration of credit risk. We maintain an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, consideration of the current environment and other information. We recover natural gas costs related to accounts written off when they are deemed uncollectible through the purchased-gas cost adjustment mechanisms in each of our jurisdictions. At September 30, 2021 and December 31, 2020, our allowance for doubtful accounts was $18.9 million and $16.6 million, respectively.

Reclassifications - Certain reclassifications have been made in the prior-year financial statements to conform to the current-year presentation. We have updated our 2020 Statements of Cash Flows for the nine months ended September 30, 2020, to disaggregate “regulatory assets and liabilities” and “other assets and liabilities” into current and non-current components that are presented on our balance sheet to conform to our current year presentation.

Recently Issued Accounting Standards Update - In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, borrowings) necessitated by reference rate reform. It also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by reference rate reform. In the first quarter 2020, we adopted this new guidance effective for contracts modified between March 12, 2020 and December 31, 2022. Our revolving line of credit under the ONE Gas Credit Agreement and our remaining $400 million of floating-rate senior notes due 2023 utilize LIBOR as the reference rate. If modified, we may elect the optional practical expedients to account for the modifications prospectively. Our adoption did not result in a material impact to our consolidated financial statements.

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

2.REVENUE

The following table sets forth our revenues disaggregated by source for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Thousands of dollars)
Natural gas sales to customers	$240,591	$212,723	$1,105,835	$936,749
Transportation revenues	25,342	24,305	87,760	82,543
Miscellaneous revenues	4,363	3,800	12,091	11,390
Total revenues from contracts with customers	270,296	240,828	1,205,686	1,030,682
Other revenues - natural gas sales related	545	(66)	849	6,478
Other revenues	3,082	3,878	8,327	8,935
Total other revenues	3,627	3,812	9,176	15,413
Total revenues	$273,923	$244,640	$1,214,862	$1,046,095

Accrued unbilled natural gas sales revenues at September 30, 2021 and December 31, 2020, were $54.3 million and $144.9 million, respectively, and are included in accounts receivable on our consolidated balance sheets.

3. REGULATORY ASSETS AND LIABILITIES

The tables below present a summary of regulatory assets and liabilities, net of amortization, for the periods indicated:

	September 30, 2021
	Current	Noncurrent	Total
	(Thousands of dollars)
Winter weather event costs	$255,051	$1,708,247	$1,963,298
Pension and postemployment benefit costs	16,513	307,073	323,586
Reacquired debt costs	812	4,258	5,070
MGP remediation costs	98	29,865	29,963
Ad-valorem tax	8,065	—	8,065
WNA	1,563	—	1,563
Customer credit deferrals	16,153	—	16,153
Other	2,230	889	3,119
Total regulatory assets, net of amortization	300,485	2,050,332	2,350,817
Income tax rate changes	—	(556,843)	(556,843)
Over-recovered purchased-gas costs	(63,194)	—	(63,194)
Total regulatory liabilities, net of amortization	(63,194)	(556,843)	(620,037)
Net regulatory assets and liabilities	$237,291	$1,493,489	$1,730,780

	December 31, 2020
	Current	Noncurrent	Total
	(Thousands of dollars)
Under-recovered purchased-gas costs	$16,502	$—	$16,502
Pension and postemployment benefit costs	16,541	341,266	357,807
Reacquired debt costs	812	4,866	5,678
MGP remediation costs	98	18,711	18,809
Ad-valorem tax	5,558	—	5,558
WNA	4,806	—	4,806
Customer credit deferrals	10,267	—	10,267
Other	2,189	2,113	4,302
Total regulatory assets, net of amortization	56,773	366,956	423,729
Income tax rate changes	—	(547,563)	(547,563)
Over-recovered purchased-gas costs	(15,761)	—	(15,761)
Total regulatory liabilities	(15,761)	(547,563)	(563,324)
Net regulatory assets and liabilities	$41,012	$(180,607)	$(139,595)

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

Winter weather event costs - In February 2021, the U.S. experienced Winter Storm Uri, a historic winter weather event impacting supply, market pricing and demand for natural gas in a number of states, including our service territories of Kansas, Oklahoma, and Texas. During this time, the governors of Kansas, Oklahoma, and Texas each declared a state of emergency, and certain regulatory agencies issued emergency orders that impacted the utility and natural gas industries, including statewide utility curtailment programs and orders requiring jurisdictional natural gas and electric utilities to do all things possible and necessary to ensure that natural gas and electricity utility services continued to be provided to their customers. Due to the historic nature of this winter weather event, we experienced unforeseeable and unprecedented market pricing for gas costs in our Kansas, Oklahoma, and Texas jurisdictions, which resulted in aggregated natural gas purchases for the month of February of approximately $2.1 billion.

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

In response to a motion filed by Oklahoma Natural Gas, on March 2, 2021, the OCC issued an order stating that Oklahoma Natural Gas shall defer to a regulatory asset the extraordinary costs associated with this unprecedented winter weather event, including commodity costs, operational costs and carrying costs. The order further states that after all deferred costs have been accumulated and recorded, Oklahoma Natural Gas shall file a compliance report detailing the extent of such costs incurred. The order also provided that recovery of the deferred costs will be addressed in a future proceeding that will include a prudence review.

In April 2021, a bill permitting the state to pursue securitized financing of extraordinary expenses, such as fuel costs, financing costs and other operational costs incurred by regulated utilities during extreme weather events, was signed into law by the Oklahoma governor. On April 29, 2021, Oklahoma Natural Gas submitted an initial application requesting a financing order pursuant to this legislation. On July 30, 2021, Oklahoma Natural Gas filed a supplemental motion with its compliance report pursuant to the March 2, 2021 order from the OCC detailing the extent of extraordinary costs incurred and all required components pursuant to the legislation for the issuance of a financing order, which includes a proposed period of 20 years over which these costs will be collected from customers. On October 4, 2021, the Public Utility Division of the OCC filed responsive testimony recommending that a financing order for securitization be approved. A hearing before the administrative law judge has been scheduled for November 22, 2021. The OCC has 180 days from the filing date of the supplemental motion to consider the issuance of a financing order. If the OCC approves the financing order, the ODFA has 24 months to complete the process to issue the securitized bonds.

On February 15, 2021, the KCC issued an emergency order (i) directing all jurisdictional natural gas and electric utilities to coordinate efforts and take all reasonably feasible, lawful, and appropriate actions to ensure adequate delivery of natural gas and electricity to interconnected, non-jurisdictional utilities in Kansas, (ii) requiring jurisdictional natural gas and electric utilities to do all things possible and necessary to ensure that natural gas and electricity utility services continued to be provided to their customers in Kansas, and (iii) allowing those electric and natural gas distribution utilities who incur extraordinary costs to ensure their customers and other interconnected customers continued to receive utility service during this unprecedented cold weather event to defer those costs to a regulatory asset account. These deferred costs may also include carrying costs at the utility’s weighted average cost of capital. Each jurisdictional utility will be required to file a compliance report detailing the extent of such costs incurred and presenting a plan to minimize the financial impacts of this event on ratepayers over a reasonable time frame. These costs will be subject to review for reasonableness and accuracy in future regulatory proceedings. On March 9, 2021, the KCC issued an order adopting the KCC staff’s recommendation to open company-specific dockets to accept each utility’s filing of financial impact compliance reports and permit the KCC staff to conduct a review of the utility’s compliance report and its actions during the winter weather event. In April 2021, a bill permitting the utilities to pursue securitization to finance extraordinary expenses incurred during extreme weather events, was signed into law by the Kansas governor. The bill gives the KCC the authority to oversee and authorize the issuance of ratepayer-backed securitized bonds issued by a public utility.

On July 30, 2021, Kansas Gas Service submitted its compliance report to the KCC, which includes a proposal to issue securitized bonds and collect the extraordinary costs resulting from Winter Storm Uri from its customers over a period of either 5, 7 or 10 years. A procedural schedule will be developed to determine the timeline for evaluating Kansas Gas Service’s compliance report. If the KCC approves Kansas Gas Service’s proposed financing plan, then Kansas Gas Service will file an application, in a separate proceeding, requesting a financing order for the issuance of securitized utility tariff bonds. The KCC will have 180 days from the date of the filing requesting a financing order to consider Kansas Gas Service’s application. If the KCC approves the financing order, we can begin the process to issue the securitized bonds.

In May 2021, Kansas Gas Service filed a motion requesting a limited waiver of penalty provisions of its tariff to eliminate the multipliers in the penalty calculation when calculating the penalties to assess on marketers and individually balanced transportation customers for their unauthorized natural gas usage during Winter Storm Uri. On October 8, 2021, a non-unanimous settlement agreement was filed with the KCC to reach a resolution on these penalties. A proposed procedural schedule for consideration of the settlement agreement was filed and under this proposed agreement, the KCC would issue an order on the settlement by December 30, 2021. Under the terms of the settlement, if approved, any amounts collected from these penalties would reduce the regulatory asset for the winter weather event by no more than $83.0 million.

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

In June 2021, a bill permitting the state to pursue securitized financing of extraordinary expenses, such as fuel costs, financing costs and other operational costs incurred by utilities during Winter Storm Uri, was signed into law by the Texas governor. This bill gives the RRC the authority to approve amounts to be recovered from the issuance of ratepayer-backed securitized bonds by the TPFA. Pursuant to this legislation and a June 17, 2021 RRC Notice to Gas Utilities, Texas Gas Service submitted an application to the RRC on July 30, 2021, for an order authorizing the amount of extraordinary costs for recovery and other such specifications necessary for the issuance of securitized bonds. On October 29, 2021, Texas Gas Service, the other natural gas utilities in Texas participating in the securitization process, staff of the RRC and all intervenors filed a unanimous settlement agreement with the RRC. The signatories agreed that all costs to purchase natural gas volumes during Winter Storm Uri by Texas Gas Service were reasonable, necessary and prudently incurred. Texas Gas Service agreed to reduce its regulatory asset amount to be securitized by the amount of extraordinary costs attributable to the West Texas Service Area, which will be recovered through a separate surcharge over a three-year period. The unanimous settlement agreement will be considered by the RRC at a hearing on November 2, 2021. The RRC has 150 days from the date of the filing to consider Texas Gas Service’s application and an additional 90 days to issue a single financing order for Texas Gas Service and any other natural gas utilities in Texas participating in the securitization process, which will include a determination of the period over which the costs will be collected from customers. Upon issuance of a financing order, the TPFA will begin the process to issue the securitized bonds.

In accordance with these regulatory orders associated with the winter weather event, we have deferred approximately $2.0 billion in extraordinary costs for natural gas purchases, related financing and carrying costs and other operational costs, which includes $1.3 billion of costs attributable to Oklahoma Natural Gas customers, $385.8 million of costs attributable to Kansas Gas Service customers and $255.1 million of costs attributable to Texas Gas Service customers, which includes $59.5 million attributable to the West Texas Service Area. The amounts deferred at September 30, 2021, include invoiced costs for natural gas purchases that have not been paid as we work with our suppliers to resolve discrepancies in invoiced amounts. The amounts deferred may be adjusted as the differences are resolved. In addition, as a result of Winter Storm Uri, we were assessed penalties as a result of over- or under-deliveries of natural gas during periods that operational flow orders were imposed on us. Regarding Kansas Gas Service’s motion requesting a limited waiver of penalty provisions of its tariff, if the non-unanimous settlement agreement filed with the KCC is approved, we anticipate assessing penalties on our transport customers or their agents. Amounts recorded reflect management’s best estimate of the amounts we may pay or receive and may be adjusted in future periods as the disposition of such penalties is determined. As these amounts are related to the extraordinary gas purchase costs associated with Winter Storm Uri, which are deferred, future adjustments are not expected to have a material impact on earnings.

Other regulatory assets and liabilities - Purchased-gas costs represent the natural gas costs that have been over- or under- recovered from customers through the purchased-gas cost adjustment mechanisms, and includes natural gas utilized in our operations and premiums paid and any cash settlements received from our purchased natural gas call options.

The OCC, KCC and regulatory authorities in Texas have approved the recovery of pension costs and other postemployment benefits costs through rates for Oklahoma Natural Gas, Kansas Gas Service and Texas Gas Service, respectively. The costs recovered through rates are based on the net periodic benefit cost for defined benefit pension and other postemployment costs. Differences, if any, between the net periodic benefit cost, net of deferrals, and the amount recovered through rates are reflected in earnings. We historically have recovered defined benefit pension and other postemployment benefit costs through rates. We believe it is probable that regulators will continue to include the net periodic pension and other postemployment benefit costs in our cost of service.

We amortize reacquired debt costs in accordance with the accounting guidelines prescribed by the OCC and KCC.

Weather normalization represents revenue over- or under- recovered through the WNA rider in Kansas. This amount is deferred as a regulatory asset or liability for a 12-month period. Kansas Gas Service then applies an adjustment to the customers’ bills for 12 months to refund the over-collected revenue or bill the under-collected revenue.

Ad-valorem tax represents an increase or decrease in Kansas Gas Service’s taxes above or below the amount approved in base rates. This amount is deferred as a regulatory asset or liability for a 12-month period. Kansas Gas Service then applies an adjustment to the customers’ bills for 12 months to refund the over-collected revenue or bill the under-collected revenue.

The customer credit deferrals and the noncurrent regulatory liability for income tax rate changes represents deferral of the effects of enacted federal and state income tax rate changes on our ADIT and the effects of these changes on our rates. At September 30, 2021, the noncurrent regulatory liability for income tax rate changes includes the reclassification of $29.3 million of deferred taxes related to the reduction of the state income tax rate in Oklahoma. Additionally, it includes the reclassification of $81.5 million of deferred taxes related to the elimination of state income tax for utilities in Kansas at September 30, 2021 and December 31, 2020. See Note 10 for additional information regarding the impact of income tax rate changes during the third quarter 2021.

See Note 12 for additional information regarding our regulatory assets for MGP remediation costs.

We have received accounting orders in each of our jurisdictions authorizing us to accumulate and defer for regulatory purposes certain incremental costs incurred, including bad debt expenses, and certain lost revenues, net of offsetting expense reductions associated with COVID-19. Pursuant to these orders, the recovery of any net incremental costs and lost revenues will be determined in future rate cases or alternative rate recovery filings in each jurisdiction. For financial reporting purposes, any amounts deferred as a regulatory asset for future recovery under these accounting orders must be probable of recovery. At September 30, 2021, no regulatory assets have been recorded. We continue to evaluate the impacts of COVID-19 on our business and will record regulatory assets for financial reporting purposes at such time as recovery is deemed probable.

Recovery through rates resulted in amortization of regulatory assets of approximately $0.5 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively, and approximately $4.4 million and $2.4 million for the nine months ended September 30, 2021 and 2020, respectively.

4.CREDIT FACILITY AND SHORT-TERM DEBT

In June 2021, we increased the size of our commercial paper program to permit the issuance of commercial paper to fund short-term borrowing needs in an aggregate principal amount not to exceed $1.0 billion outstanding at any time. Prior to this increase, our commercial paper program permitted us to issue commercial paper in an aggregate principal amount not to exceed $700 million outstanding at any time. The maturities of the commercial paper vary but may not exceed 270 days from the date of issue. The commercial paper are generally sold at par less a discount representing an interest factor. At September 30, 2021, we had $336.0 million of commercial paper outstanding.

On March 16, 2021, we entered into the second amended and restated ONE Gas Credit Agreement, which was previously amended and restated on October 5, 2017.

The ONE Gas Credit Agreement provides for a $1.0 billion revolving unsecured credit facility and includes a $20 million letter of credit subfacility and a $60 million swingline subfacility. We can request an increase in commitments of up to an additional $500 million upon satisfaction of customary conditions, including receipt of commitments from either new lenders or increased commitments from existing lenders. We will be able to extend the maturity date by one year, subject to the lenders’ consent, up to two times. The ONE Gas Credit Agreement expires in March 2026, and is available to provide liquidity for working capital, capital expenditures, acquisitions and mergers, the issuance of letters of credit and for other general corporate purposes.

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

The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 72.5 percent at the end of any calendar quarter through December 31, 2021, and 70 percent at the end of any calendar quarter thereafter. At September 30, 2021, our total debt-to-capital ratio was 63 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement. We may reduce the unutilized portion of the ONE Gas Credit Agreement in whole or in part without premium or penalty. The ONE Gas Credit Agreement contains customary events of default. Upon the occurrence of certain events of default, the obligations under the ONE Gas Credit Agreement may be accelerated and the commitments may be terminated.

At September 30, 2021, we had $1.2 million in letters of credit issued and no borrowings under the ONE Gas Credit Agreement, with $998.8 million of remaining credit, which is available to repay any of our commercial paper borrowings.

In connection with the second amendment of the ONE Gas Credit Agreement on March 16, 2021, all commitments under our ONE Gas 364-day Credit Agreement, dated as of April 7, 2020, were terminated and all obligations under the ONE Gas 364-day Credit Agreement were paid in full and discharged.

5.LONG-TERM DEBT

Senior Notes - In March 2021, we issued $1.0 billion of 0.85 percent senior notes due 2023, $700 million of 1.10 percent senior notes due 2024, and $800 million of floating-rate senior notes due 2023. The floating-rate senior notes bear interest at a rate equal to three-month LIBOR plus 61 basis points per year, reset quarterly for the applicable interest period (0.73 percent at September 30, 2021). The net proceeds from the issuance were used for payment of gas purchases and related costs resulting from Winter Storm Uri and general corporate purposes.

In the event LIBOR is not available, and such circumstances are unlikely to be temporary, we or our designee may establish an alternative interest rate for our floating-rate senior notes due 2023 by replacing LIBOR with one or more secured financing-based rates or another alternate benchmark rate.

We may redeem the senior notes issued in March 2021 in whole or in part, plus accrued and unpaid interest to the redemption date, on or after September 11, 2021. We did not have the right to redeem these senior notes prior to September 11, 2021.

On September 21, 2021, we redeemed $400 million of the floating-rate senior notes due 2023 at par, using a combination of cash on hand and commercial paper.

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

6.EQUITY

At-the-Market Equity Program - In February 2020, we initiated an at-the-market equity program by entering into an equity distribution agreement under which we may issue and sell shares of our common stock with an aggregate offering price up to $250 million (including any shares of common stock that may be sold pursuant to the master forward sale confirmation entered into in connection with the equity distribution agreement and the related supplemental confirmations). Sales of common stock are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. For the nine months ended September 30, 2021 and 2020, respectively, we issued and sold 281,124 shares and 179,514 shares of our common stock for $21.4 million and $13.6 million, generating proceeds, net of issuance costs, of $21.1 million and $13.5 million. At September 30, 2021, we had $215.0 million of equity available for issuance under the program.

Dividends Declared - In November 2021, we declared a dividend of $0.58 per share ($2.32 per share on an annualized basis) for shareholders of record as of November 15, 2021, payable on December 1, 2021.

7.ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the effect of reclassifications from accumulated other comprehensive loss in our consolidated statements of income for the periods indicated:

	Three Months Ended		Nine Months Ended		Affected Line Item in the
Details About Accumulated Other	September 30,		September 30,		Consolidated Statements
Comprehensive Loss Components	2021	2020	2021	2020	of Income
	(Thousands of dollars)
Pension and other postemployment benefit plan obligations (a)
Amortization of net loss	$11,474	$10,623	$34,422	$31,869
Amortization of unrecognized prior service credit	(70)	(29)	(210)	(87)
	11,404	10,594	34,212	31,782
Regulatory adjustments (b)	(11,013)	(10,296)	(33,040)	(30,888)
	391	298	1,172	894	Income before income taxes
	(91)	(75)	(273)	(224)	Income tax expense
Total reclassifications for the period	$300	$223	$899	$670	Net income
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

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Three Months Ended September 30, 2021
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$20,253	53,710	$0.38
Diluted EPS Calculation
Effect of dilutive securities	—	83
Net income available for common stock and common stock equivalents	$20,253	53,793	$0.38

	Three Months Ended September 30, 2020
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$21,079	53,190	$0.40
Diluted EPS Calculation
Effect of dilutive securities	—	218
Net income available for common stock and common stock equivalents	$21,079	53,408	$0.39

	Nine Months Ended September 30, 2021
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$145,922	53,516	$2.73
Diluted EPS Calculation
Effect of dilutive securities	—	102
Net income available for common stock and common stock equivalents	$145,922	53,618	$2.72

	Nine Months Ended September 30, 2020
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$138,081	53,084	$2.60
Diluted EPS Calculation
Effect of dilutive securities	—	229
Net income available for common stock and common stock equivalents	$138,081	53,313	$2.59

9.EMPLOYEE BENEFIT PLANS

The following tables set forth the components of net periodic benefit cost for our pension and other postemployment benefit plans for the periods indicated:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Thousands of dollars)
Components of net periodic benefit cost (credit)
Service cost	$3,453	$3,217	$10,359	$9,651
Interest cost	7,365	8,545	22,095	25,635
Expected return on assets	(15,596)	(15,280)	(46,788)	(45,840)
Amortization of net loss	11,381	10,580	34,143	31,740
Net periodic benefit cost	$6,603	$7,062	$19,809	$21,186

	Other Postemployment Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Thousands of dollars)
Components of net periodic benefit cost (credit)
Service cost	$397	$423	$1,191	$1,269
Interest cost	1,563	1,889	4,689	5,667
Expected return on assets	(4,202)	(3,867)	(12,606)	(11,601)
Amortization of unrecognized prior service credit	(70)	(29)	(210)	(87)
Amortization of net loss	93	43	279	129
Net periodic benefit cost (credit)	$(2,219)	$(1,541)	$(6,657)	$(4,623)

We recover qualified pension benefit plan and other postemployment benefit plan costs through rates charged to our customers. Certain regulatory authorities require that the recovery of these costs be based on specific guidelines. The difference between these regulatory-based amounts and the periodic benefit cost calculated pursuant to GAAP is deferred as a regulatory asset or liability and amortized to expense over periods in which this difference will be recovered in rates, as authorized by the applicable regulatory authorities. Regulatory deferrals related to net periodic benefit cost were not material for the nine months ended September 30, 2021 and 2020, respectively.

We continue to capitalize all eligible service cost and non-service cost components under the accounting requirements of ASC Topic 980 (Regulated Operations) for rate-regulated entities. Our consolidated balance sheets reflect the capitalized non-service cost components as a regulatory asset in the amount of $6.1 million and $6.0 million as of September 30, 2021 and December 31, 2020, respectively. See Note 3 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information.

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

As of September 30, 2021, we have no uncertain tax positions. Changes in tax laws or tax rates are recognized in the financial reporting period that includes the enactment date. We are no longer subject to income tax examination for years prior to 2017.

In May 2021, a bill amending the Oklahoma state income tax code was signed into law that reduced the state income tax rate to four percent from six percent beginning January 1, 2022. As a result of the enactment of this legislation, we remeasured our ADIT. As a regulated entity, the reduction in ADIT of $29.3 million was recorded as a regulatory liability. The impact of the change in the state income tax rate on Oklahoma Natural Gas’ rates, as well as the timing and amount of the impact on the annual crediting mechanism for the EDIT regulatory liability, will be addressed during the processing of the March 15, 2022 PBRC filing.

Income tax expense reflects credits for the amortization of the regulatory liability associated with EDIT that was returned to customers of $1.5 million and $2.2 million for the three months ended September 30, 2021 and 2020, respectively, and credits of $12.2 million and $11.6 million for the nine months ended September 30, 2021 and 2020, respectively.

11.OTHER INCOME AND OTHER EXPENSE

The following table sets forth the components of other income and other expense for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Thousands of dollars)
Net periodic benefit cost other than service cost	$(1,069)	$(1,310)	$(2,844)	$(3,686)
Earnings (losses) on investments associated with nonqualified employee benefit plans	(267)	1,820	2,232	1,508
Other, net	(469)	(312)	(1,146)	(1,018)
Total other income (expense), net	$(1,805)	$198	$(1,758)	$(3,196)

12.COMMITMENTS AND CONTINGENCIES

COVID-19 -Throughout the COVID-19 pandemic, we have continued to provide essential services to our customers. We have implemented a comprehensive set of policies, procedures and guidelines to protect the safety of our employees, customers and communities. Safety protocols developed during the pandemic include remote work for our office-based employees, limiting direct contact with our customers and requiring the use of PPE and a self-assessment health screening mobile application.

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

We have received accounting orders in each of our jurisdictions authorizing us to accumulate and defer for regulatory purposes certain incremental costs incurred, including bad debt expenses, and certain lost revenues, net of offsetting expense reductions associated with COVID-19. Pursuant to these orders, the recovery of any net incremental costs and lost revenue will be determined in future rate cases or alternative rate recovery filings in each jurisdiction. For financial reporting purposes, any amounts deferred as a regulatory asset for future recovery under these accounting orders must be probable of recovery. At September 30, 2021, no regulatory assets have been recorded. We continue to evaluate the impacts of COVID-19 on our business and will record regulatory assets for financial reporting purposes at such time as recovery is deemed probable. We do not expect COVID-related impacts to have a material adverse effect on our results of operations or cash flows during 2021.

Environmental Matters - We are subject to multiple historical, wildlife preservation and environmental laws and/or regulations, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, hazardous materials transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits or the discovery of presently unknown environmental conditions may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and nine months ended September 30, 2021 and 2020.

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

We have completed or are addressing removal of the source of soil contamination at all 12 sites and continue to monitor groundwater at seven of the 12 sites according to plans approved by the KDHE. In 2019, we completed a project to remove a source of contamination and associated contaminated materials at the twelfth site where no active soil remediation had previously occurred. A remediation plan was submitted to the KDHE concerning this site in 2020 and the KDHE has provided comments that we are addressing. We are also working on a remediation plan that will be submitted to the KDHE in 2021 for an additional site. In the third quarter 2021, we increased the estimates for contractor costs due to increased demand for the types of resources needed to conduct work contemplated in our remediation plans, resulting in an increase in our reserves of $11.2 million. At September 30, 2021, the reserve for remediation of our MGP sites was $24.7 million.

We have an AAO that allows Kansas Gas Service to defer and seek recovery of costs necessary for investigation and remediation at, and nearby, these 12 former MGP sites that are incurred after January 1, 2017, up to a cap of $15.0 million, net of any related insurance recoveries. Costs approved for recovery in a future rate proceeding would then be amortized over a 15-year period. The unamortized amounts will not be included in rate base or accumulate carrying charges. Following a determination that future investigation and remediation work approved by the KDHE is expected to exceed $15.0 million, net of any related insurance recoveries, Kansas Gas Service will be required to file an application with the KCC for approval to increase the $15.0 million cap. At September 30, 2021, we have deferred $30.0 million for accrued investigation and remediation costs pursuant to our AAO. Kansas Gas Service expects to file an application as soon as practicable after the KDHE approves the plans we have submitted and anticipates that filing will occur in 2021.

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

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and nine months ended September 30, 2021 and 2020. Environmental issues may exist with respect to MGP sites that are unknown to us. Accordingly, future costs are dependent on the final determination and regulatory approval of any remedial actions, the complexity of the site, level of remediation required, changing technology and governmental regulations, and to the extent not recovered by insurance or recoverable in rates from our customers, could be material to our financial condition, results of operations or cash flows.

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

In April 2016, PHMSA published a NPRM, the Safety of Gas Transmission & Gathering Lines Rule, in the Federal Register to revise pipeline safety regulations applicable to the safety of onshore natural gas transmission and gathering pipelines. Proposals include changes to pipeline integrity-management requirements and other safety-related requirements. The NPRM comment period ended July 7, 2016, and comments were reviewed by PHMSA. As part of the comment review process, PHMSA was advised by the Technical Pipeline Safety Standards Committee, informally known by PHMSA as the GPAC, a statutorily mandated advisory committee that advises PHMSA on proposed safety policies for natural gas pipelines. The GPAC reviews PHMSA's proposed regulatory initiatives to assure the technical feasibility, reasonableness, cost-effectiveness and practicality of each proposal. The GPAC met six times since January 2017 to review public comments and make recommendations to PHMSA. The GPAC completed their review of the NPRM on March 28, 2018, except for gas gathering pipelines. The GPAC met in June 2019 on gas gathering pipelines. In addition to reviewing public and committee comments, PHMSA split this NPRM into three separate final rulemakings:

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

Price Risk Management Activities - At September 30, 2021, we held purchased natural gas call options for the heating season ending March 2022, with total notional amounts of 34.1 Bcf, for which we paid premiums of $17.2 million, and which had a fair value of $77.4 million. At December 31, 2020, we held purchased natural gas call options for the heating season ended March 2021, with total notional amounts of 14.7 Bcf, for which we paid premiums of $6.7 million, and which had a fair value of $0.8 million. These contracts are included in, and recoverable through, our purchased-gas cost adjustment mechanisms. Additionally, premiums paid, changes in fair value and any settlements received associated with these contracts are deferred as part of our unrecovered purchased-gas costs in our consolidated balance sheets. Our natural gas call options are classified as Level 1, as fair value amounts are based on unadjusted quoted prices in active markets including settled prices on the New York Mercantile Exchange. There were no transfers between levels for the periods presented.

Other Financial Instruments - The approximate fair value of cash and cash equivalents, accounts receivable and accounts payable is equal to book value, due to the short-term nature of these items. Our cash and cash equivalents are comprised of bank and money market accounts and are classified as Level 1. At September 30, 2021 and December 31, 2020, our other current and noncurrent assets include $4.1 million and $1.6 million of corporate bonds, respectively, and $2.3 million and $3.2 million of United States treasury notes, respectively. The fair value of corporate bonds and United States treasury notes approximate carrying value, and are classified as Level 2 and Level 1, respectively.

Short-term notes payable and commercial paper are due upon demand and, therefore, the carrying amounts approximate fair value and are classified as Level 1. The book value of our long-term debt, including current maturities, was $3.7 billion and $1.6 billion at September 30, 2021 and December 31, 2020, respectively. The estimated fair value of our long-term debt, including current maturities, was $3.9 billion and $2.0 billion at September 30, 2021 and December 31, 2020, respectively. The estimated fair value of our long-term debt was determined using quoted market prices, and is classified as Level 2.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the Notes to Consolidated Financial Statements in this Quarterly Report, as well as our Annual Report. Due to the seasonal nature of our business, the results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for a 12-month period.

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

On March 11, 2021, we issued $1.0 billion of 0.85 percent senior notes due 2023, $700 million of 1.10 percent senior notes due 2024, and $800 million of floating-rate senior notes due 2023. The floating-rate senior notes bear interest at a rate equal to three-month LIBOR plus 61 basis points per year reset quarterly for the applicable interest period (0.73 percent at September 30, 2021). The net proceeds from the issuance were used for general corporate purposes, including payment of gas purchase costs resulting from Winter Storm Uri. The net proceeds of the March 2021 debt issuance reduced the commitments under the ONE Gas 2021 Term Loan Facility on a dollar-for-dollar basis, and as a result no commitments remained outstanding and the facility was terminated concurrently with the closing of the debt issuance.

Our purchased gas costs are recoverable through our tariffs in each state where we operate. Due to the higher level of gas purchase costs during Winter Storm Uri, related financing costs and other operational response costs, we are working with regulators to extend the recovery periods of such costs in order to lessen the immediate customer impact. In that regard, the OCC, KCC and the RRC each authorized certain utilities, including local natural gas distribution companies, to record regulatory assets to account for the extraordinary costs associated with this winter weather event, including but not limited to gas purchase costs and other costs related to the procurement and transportation of gas supply, carrying costs and other operational costs. As of September 30, 2021, we have deferred approximately $2.0 billion in costs associated with Winter Storm Uri.

See “Regulatory Activities,” “Liquidity and Capital Resources,” and Note 3 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional discussion of the effects of Winter Storm Uri on us.

ONE Gas Commercial Paper Program - On June 22, 2021, we increased the size of our commercial paper program to permit the issuance of commercial paper to fund short-term borrowing needs in an aggregate principal amount not to exceed $1.0 billion outstanding at any time. Prior to this increase, our commercial paper program permitted us to issue commercial paper in an aggregate principal amount not to exceed $700 million outstanding at any time.

ONE Gas Credit Agreement - On March 16, 2021, we entered into the second amended and restated ONE Gas Credit Agreement, which was previously amended and restated on October 5, 2017. The ONE Gas Credit Agreement provides for a $1.0 billion revolving unsecured credit facility and includes a $20 million letter of credit subfacility and a $60 million swingline subfacility. In connection with the amendment of the ONE Gas Credit Agreement, all commitments under the ONE Gas 364- day Credit Agreement were terminated, and all obligations under the ONE Gas 364-day Credit Agreement were paid in full and discharged.

Debt Redemption - On September 21, 2021, we redeemed $400 million of the floating-rate senior notes due 2023 at par, using a combination of cash on hand and commercial paper.

COVID-19 - Throughout the COVID-19 pandemic, we have continued to provide essential services to our customers. We have implemented a comprehensive set of policies, procedures and guidelines to protect the safety of our employees, customers and communities. Safety protocols developed during the pandemic include remote work for our office-based employees, limiting direct contact with our customers and requiring the use of PPE and a self-assessment health screening mobile application.

During the nine months ended September 30, 2021, impacts on our results of operations as a result of COVID-19 include but are not limited to:

•lower late payment, reconnect and collection fees and incremental expenses for bad debts related to the suspension of disconnects for nonpayment in each of our jurisdictions;
•incremental expenses for PPE, cleaning supplies, outside services and other expenses; and
•lower expenses for travel and employee training that have been impacted by the pandemic.

We have received accounting orders in each of our jurisdictions authorizing us to accumulate and defer for regulatory purposes certain incremental costs incurred, including bad debt expenses, and certain lost revenues, net of offsetting expense reductions associated with COVID-19. Pursuant to these orders, the recovery of any net incremental costs and lost revenue will be determined in future rate cases or alternative rate recovery filings in each jurisdiction. For financial reporting purposes, any amounts deferred as a regulatory asset for future recovery under these accounting orders must be probable of recovery. At September 30, 2021, no regulatory assets have been recorded. We continue to evaluate the impacts of COVID-19 on our business and will record regulatory assets for financial reporting purposes at such time as recovery is deemed probable. Accordingly, there could be a delay in the recognition of amounts that may be approved for recovery until the conclusion of future regulatory proceedings.

See “Regulatory Activities,” “Financial Results and Operating Information,” “Capital Expenditures and Asset Removal Costs,” and Note 3 and Note 12 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional discussion of the effects of COVID-19 on us.

Dividend - In November 2021, we declared a dividend of $0.58 per share ($2.32 per share on an annualized basis) for shareholders of record as of November 15, 2021, payable on December 1, 2021.

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

In April 2021, a bill permitting the state to pursue securitized financing of extraordinary expenses, such as fuel costs, financing costs and other operational costs incurred by regulated utilities during extreme weather events, was signed into law by the Oklahoma governor. On April 29, 2021, Oklahoma Natural Gas submitted an initial application requesting a financing order pursuant to this legislation. On July 30, 2021, Oklahoma Natural Gas filed a supplemental motion with its compliance report pursuant to the March 2, 2021 order from the OCC detailing the extent of extraordinary costs incurred and all required components pursuant to the legislation for the issuance of a financing order, which includes a proposed period of 20 years over which these costs will be collected from customers. On October 4, 2021, the Public Utility Division of the OCC filed responsive testimony recommending that a financing order for securitization be approved. A hearing before the administrative law judge has been scheduled for November 22, 2021. The OCC has 180 days from the filing date of this supplemental motion to consider the issuance of a financing order. If the OCC approves the financing order, the ODFA has 24 months to complete the process to issue the securitized bonds. At September 30, 2021, Oklahoma Natural Gas has deferred approximately $1.3 billion in extraordinary costs attributable to Winter Storm Uri. See “Liquidity and Capital Resources,” in this Quarterly Report for additional discussion.

As required, PBRC filings are made annually on or before March 15, until the next general rate case, which was required to be filed on or before June 30, 2021, based on a calendar 2020 test year. On May 28, 2021, Oklahoma Natural Gas filed its general rate case. In October 2021, a joint stipulation and settlement agreement was signed by all parties to the rate case. The joint stipulation and settlement agreement was presented for consideration to an administrative law judge at a hearing on October 28, 2021. At the hearing, the administrative law judge recommended approval of the joint stipulation and settlement agreement. In accordance with Oklahoma law, the OCC has 180 days from the May 28, 2021 filing date to consider the recommendation and render a decision.

If the joint stipulation and settlement agreement is approved by the OCC as filed, Oklahoma Natural Gas’ base rates would increase $15.3 million. The joint stipulation also includes the continuation of the PBRC tariff that was established in 2009. The joint stipulation and settlement agreement includes a return on equity of 9.4 percent and a common equity ratio of 58.55 percent. Oklahoma Natural Gas would be required to file a rate case in 2027 based on a 12-month test year ending December 31, 2026. The joint stipulation and settlement agreement also states that Oklahoma Natural Gas shall recover commodity costs of no more than $5.0 million annually for the purchase of RNG and that Oklahoma Natural Gas shall file an application on or before December 31, 2022, requesting approval of an RNG pilot program including an “opt-in” tariff allowing Oklahoma Natural Gas to allocate costs and benefits of renewable natural gas to those customers who choose RNG for their fuel source.

In May 2021, a bill amending the Oklahoma state income tax code was signed into law that reduced the state income tax rate to four percent from six percent beginning January 1, 2022. As a result of the enactment of this legislation, we remeasured our ADIT. As a regulated entity, the reduction in ADIT of $29.3 million was recorded as a regulatory liability. The impact of the change in the state income tax rate on Oklahoma Natural Gas’ rates was included in the general rate case previously discussed. The impact on the annual crediting mechanism for the EDIT regulatory liability, will be addressed during the processing of the March 15, 2022 PBRC filing.

In June 2020, the OCC issued an order permitting the creation of regulatory assets and deferrals related to COVID-19. Each utility is authorized under the OCC’s order to record as a regulatory asset increased bad debt expenses, costs associated with expanded payment plans, waived fees, and incremental expenses that are directly related to the suspension of or delay in disconnection of service (or the reconnection of service) beginning March 15, 2020, as a result of the governor’s executive order declaring a state of emergency. As of September 30, 2021, no regulatory assets have been recorded. In our May 2021 general rate case application, the test year includes the impacts of COVID-19 on our revenues and expenses through December 31, 2020, and we have proposed to include future impacts as part of the annual PBRC mechanism.

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

On February 15, 2021, the KCC issued an emergency order (i) directing all jurisdictional natural gas and electric utilities to coordinate efforts and take all reasonably feasible, lawful, and appropriate actions to ensure adequate delivery of natural gas and electricity to interconnected, non-jurisdictional utilities in Kansas, (ii) requiring jurisdictional natural gas and electric utilities to do all things possible and necessary to ensure that natural gas and electricity utility services continued to be provided to their customers in Kansas, and (iii) allowing those electric and natural gas distribution utilities who incur extraordinary costs to ensure their customers and other interconnected customers continued to receive utility service during this unprecedented cold weather event to defer those costs to a regulatory asset account. These deferred costs may also include carrying costs at the utility’s weighted average cost of capital. Each jurisdictional utility will be required to file a compliance report detailing the extent of such costs incurred and presenting a plan to minimize the financial impacts of this event on ratepayers over a reasonable time frame. These costs will be subject to review for reasonableness and accuracy in future regulatory proceedings. On March 9, 2021, the KCC issued an order adopting the KCC staff’s recommendation to open company-specific dockets to accept each utility’s filing of financial impact compliance reports and permit the KCC staff to conduct a review of the utility’s compliance report and its actions during the winter weather event. In April 2021, a bill permitting utilities to pursue securitization to finance extraordinary expenses incurred during extreme weather events, was signed into law by the Kansas governor. This bill gives the KCC the authority to oversee and authorize the issuance of ratepayer-backed securitized bonds issued by a public utility.

On July 30, 2021, Kansas Gas Service submitted a compliance report to the KCC, which includes a proposal to issue securitized bonds and collect the extraordinary costs resulting from Winter Storm Uri from its customers over a period of either 5, 7, or 10 years. A procedural schedule will be developed to determine the timeline for evaluating Kansas Gas Service’s compliance report. If the KCC approves Kansas Gas Service’s proposed financing plan, then Kansas Gas Service will file an application, in a separate proceeding, requesting a financing order for the issuance of securitized utility tariff bonds. The KCC will have 180 days from the date of the filing requesting a financing order to consider Kansas Gas Service’s application. If the KCC approves the financing order, we can begin the process to issue the securitized bonds. At September 30, 2021, Kansas Gas Service has deferred approximately $385.8 million in extraordinary costs associated with Winter Storm Uri. See “Liquidity and Capital Resources,” in this Quarterly Report for additional discussion.

In May 2021, Kansas Gas Service filed a motion requesting a limited waiver of penalty provisions of its tariff to eliminate the multipliers in the penalty calculation when calculating the penalties to assess on marketers and individually balanced transportation customers for their unauthorized natural gas usage during Winter Storm Uri. On October 8, 2021, a non-unanimous settlement agreement was filed with the KCC to reach a resolution on these penalties. A proposed procedural schedule for consideration of the settlement agreement was filed and under this proposed agreement, the KCC would issue an order on the settlement by December 30, 2021. Under the terms of the settlement, if approved, any amounts collected from these penalties would reduce the regulatory asset for the winter weather event by no more than $83.0 million.

In August 2021, Kansas Gas Service submitted an application to the KCC requesting an increase related to its GSRS. On October 25, 2021, the KCC staff issued their Report and Recommendation for an increase of approximately $7.6 million. The KCC is expected to issue an order by December 23, 2021.

In May 2020, a bill amending the Kansas state income tax code was signed into law that exempts public utilities regulated by the KCC from paying Kansas state income taxes beginning January 1, 2021, and authorizes the KCC to adjust utility rates for the elimination of Kansas state income tax beginning January 1, 2021. As a result of the enactment of this legislation, we remeasured our ADIT. As a regulated entity, the reduction in ADIT of $81.5 million was recorded as a regulatory liability and will be refunded to our customers. This adjustment had no material impact on our income tax expense and no impact on our cash flows for the three and nine months ended September 30, 2021. The bill stipulates that, if requested by the utility, this EDIT will be returned to Kansas customers over a period of no less than 30 years, with the exact timing to be determined in our next general rate proceeding. In August 2020, Kansas Gas Service submitted an application to the KCC to reduce its base rates to reflect the elimination of Kansas state income taxes by approximately $4.9 million. In December 2020, the KCC approved the reduction, effective January 1, 2021. See Note 3 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information.

In April 2020, Kansas Gas Service filed an application with the KCC for an AAO to accumulate and defer certain incremental costs incurred, including bad debt expenses and lost revenues, as well as associated carrying costs, related to COVID-19 beginning March 1, 2020, for recovery in Kansas Gas Service’s next rate case filing. In July 2020, the KCC approved the request for an AAO subject to the recommendations set forth in its Staff Report and Recommendation and clarifications sought by Kansas Gas Service. The AAO provides notice that Kansas Gas Service may identify, track, document, accumulate, and defer in a regulatory asset extraordinary costs (net of any cost decreases) and lost revenue, plus carrying costs, associated with the COVID-19 pandemic. The KCC states that approval of the AAO is not a finding that tracked costs and lost revenue will be included in future rates; rather, any determination regarding recoverability will occur in a future rate proceeding. In a separate order applicable to all regulated utilities, the KCC approved the deferral of bad debt expense and late payment fees associated with the KCC’s suspension of disconnection activity and customer protection provisions. The recovery, the carrying charges and amortization period will be determined in Kansas Gas Service’s next rate case or alternative rate recovery filing. At September 30, 2021, no regulatory assets have been recorded. We continue to evaluate the impacts of COVID-19 on our business and will record regulatory assets for financial statement purposes at such time as recovery is deemed probable.

In November 2018, Kansas Gas Service submitted an application to the KCC requesting approval of its contract to operate and maintain the natural gas distribution system at Fort Riley, a United States Army installation. The KCC approved the Company’s application in May 2019. The transition period ended in June 2021, after which Kansas Gas Service assumed operation of the system.

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

In June 2021, a bill permitting the state to pursue securitized financing of extraordinary expenses, such as fuel costs, financing costs and other operational costs incurred by utilities during Winter Storm Uri, was signed into law by the Texas governor. This bill gives the RRC the authority to approve amounts to be recovered from the issuance of ratepayer-backed securitized bonds by the TPFA. Pursuant to this legislation and a June 17, 2021 RRC Notice to Gas Utilities, Texas Gas Service submitted an application to the RRC on July 30, 2021 for an order authorizing the amount of extraordinary costs for recovery and other such specifications necessary for the issuance of securitized bonds. On October 29, 2021, Texas Gas Service, the other natural gas utilities in Texas participating in the securitization process, staff of the RRC and all intervenors filed a unanimous settlement agreement with the RRC. The signatories agreed that all costs to purchase natural gas volumes during Winter Storm Uri by Texas Gas Service were reasonable, necessary and prudently incurred. Texas Gas Service agreed to reduce its regulatory asset amount to be securitized by the amount of extraordinary costs attributable to the West Texas Service Area, which will be recovered through a separate surcharge over a three-year period. The unanimous settlement agreement will be considered by the RRC at a hearing on November 2, 2021. The RRC has 150 days from the date of the filing to consider Texas Gas Service’s application and an additional 90 days to issue a single financing order for Texas Gas Service and any other natural gas utilities in Texas participating in the securitization process, which will include a determination of the period over which the costs will be collected from customers. Upon issuance of a financing order, the TPFA will begin the process to issue the securitized bonds. At September 30, 2021, Texas Gas Service has deferred approximately $255.1 million in extraordinary costs associated with Winter Storm Uri, which includes $59.5 million attributable to the West Texas Service Area. See “Liquidity and Capital Resources,” in this Quarterly Report for additional discussion.

In April 2020, the RRC issued an order authorizing utilities to use a regulatory accounting mechanism and a subsequent process through which Texas Gas Service may seek future recovery of incremental expenses resulting from the effects of COVID-19, including bad debt and associated credit and collections costs, and other reasonable and necessary incremental costs to address the impact of COVID-19. The timing of any recovery will be determined as we work with our regulators. At September 30, 2021, no regulatory assets have been recorded. We continue to evaluate the impacts of COVID-19 on our business and will record regulatory assets for financial statement purposes at such time as recovery is deemed probable.

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

In the normal course of business, Texas Gas Service has filed rate cases and sought GRIP and COSA increases in various other Texas jurisdictions to address investments in rate base and changes in expenses. Annual rate increases associated with these filings that were approved totaled $0.3 million for the nine months ended September 30, 2021 and $1.8 million for the year ended December 31, 2020.

Winter Storm Uri Deferred Costs - The amounts deferred at September 30, 2021, include invoiced costs for natural gas purchases that have not been paid as we work with our suppliers to resolve discrepancies in invoiced amounts. The amounts deferred may be adjusted as the differences are resolved. In addition, as a result of Winter Storm Uri, we were assessed penalties as a result of over- or under-deliveries of natural gas during periods that operational flow orders were imposed on us. Regarding Kansas Gas Service’s motion requesting a limited waiver of penalty provisions of its tariff, if the non-unanimous settlement agreement filed with the KCC is approved, we anticipate assessing penalties on our transport customers or their agents. Amounts recorded reflect management’s best estimate and may be adjusted in future periods as the disposition of such penalties is determined. As these amounts are related to the extraordinary gas purchase costs associated with Winter Storm Uri, which are deferred, future adjustments are not expected to have a material impact on earnings.

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

Selected Financial Results - For the three months ended September 30, 2021, net income was $20.3 million, or $0.38 per diluted share, compared with $21.1 million, or $0.39 per diluted share, in the same period last year. For the nine months ended September 30, 2021, net income was $145.9 million, or $2.72 per diluted share, compared with $138.1 million, or $2.59 per diluted share, in the same period last year.

The following table sets forth certain selected financial results for our operations for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2021 vs. 2020		2021 vs. 2020
Financial Results	2021	2020	2021	2020	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars, except percentages)
Natural gas sales	$241.2	$212.7	$1,106.7	$943.0	$28.5	13%	$163.7	17%
Transportation revenues	25.3	24.3	87.8	82.8	1.0	4%	5.0	6%
Other revenues	7.4	7.6	20.4	20.3	(0.2)	(3)%	0.1	—%
Total revenues	273.9	244.6	1,214.9	1,046.1	29.3	12%	168.8	16%
Cost of natural gas	59.4	40.5	467.2	329.1	18.9	47%	138.1	42%
Net margin	214.5	204.1	747.7	717.0	10.4	5%	30.7	4%
Operating costs	121.5	115.4	370.1	355.6	6.1	5%	14.5	4%
Depreciation and amortization	51.2	48.0	154.3	142.9	3.2	7%	11.4	8%
Operating income	$41.8	$40.7	$223.3	$218.5	$1.1	3%	$4.8	2%
Capital expenditures and asset removal costs	$144.5	$123.9	$382.9	$377.9	$20.6	17%	$5.0	1%

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

The following table sets forth a reconciliation of net margin to the most directly comparable GAAP measure for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2021 vs. 2020		2021 vs. 2020
Non-GAAP Reconciliation	2021	2020	2021	2020	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars, except percentages)
Total revenues	$273.9	$244.6	$1,214.9	$1,046.1	$29.3	12%	$168.8	16%
Cost of natural gas	59.4	40.5	467.2	329.1	18.9	47%	138.1	42%
Net margin	$214.5	$204.1	$747.7	$717.0	$10.4	5%	$30.7	4%

The following table sets forth our net margin by type of customer for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2021 vs. 2020		2021 vs. 2020
Net Margin	2021	2020	2021	2020	Increase (Decrease)		Increase (Decrease)
Natural gas sales	(Millions of dollars, except percentages)
Residential	$151.2	$144.1	$531.9	$511.4	$7.1	5%	$20.5	4%
Commercial and industrial	28.7	26.7	101.5	96.9	2.0	7%	4.6	5%
Other	1.9	1.4	6.1	5.6	0.5	36%	0.5	9%
Net margin on natural gas sales	181.8	172.2	639.5	613.9	9.6	6%	25.6	4%
Transportation revenues	25.3	24.3	87.8	82.8	1.0	4%	5.0	6%
Other revenues	7.4	7.6	20.4	20.3	(0.2)	(3)%	0.1	—%
Net margin	$214.5	$204.1	$747.7	$717.0	$10.4	5%	$30.7	4%

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

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2021 vs. 2020		2021 vs. 2020
Net Margin on Natural Gas Sales	2021	2020	2021	2020	Increase (Decrease)		Increase (Decrease)
Net margin on natural gas sales	(Millions of dollars, except percentages)
Fixed margin	$162.0	$154.2	$472.5	$457.7	$7.8	5%	$14.8	3%
Variable margin	19.8	18.0	167.0	156.2	1.8	10%	10.8	7%
Net margin on natural gas sales	$181.8	$172.2	$639.5	$613.9	$9.6	6%	$25.6	4%

Net margin increased $10.4 million for the three months ended September 30, 2021, compared with the same period last year, due primarily to the following:
•an increase of $7.0 million from new rates, primarily in Texas and Oklahoma;
•an increase of $2.1 million in residential sales due primarily to net customer growth in Oklahoma and Texas; and
•an increase of $0.8 million due to higher sales volumes, net of weather normalization.

Net margin increased $30.7 million for the nine months ended September 30, 2021, compared with the same period last year, due primarily to the following:

•an increase of $22.5 million from new rates, primarily in Texas and Oklahoma;
•an increase of $6.7 million in residential sales due primarily to net customer growth in Oklahoma and Texas;
•an increase of $2.0 million in rider and surcharge recoveries due to a higher ad-valorem surcharge in Kansas, which was offset by higher depreciation and amortization expense; and
•an increase of $1.8 million in transportation volumes, primarily in Kansas and Oklahoma, offset partially by;
•a decrease of $2.4 million due to the reduction in net margin associated with the impact of weather normalization, net of increased sales volumes, primarily in Texas and Oklahoma. For the nine months ended September 30, 2021, heating degree days in Texas and Oklahoma were 24 percent and 19 percent higher, respectively, compared with the same period in 2020; and
•a decrease of $1.3 million due to the beneficial impact of a retroactive CNG federal excise tax credit in the prior year.

Operating costs increased $6.1 million for the three months ended September 30, 2021, compared with the same period last year, due primarily to the following:

•an increase of $3.1 million in outside services costs;
•an increase of $1.4 million in bad-debt expense; and
•an increase of $1.2 million in employee-related costs, offset partially by;
•a decrease of $1.1 million in expenses related to our response to the COVID-19 pandemic.

Operating costs increased $14.5 million for the nine months ended September 30, 2021, compared with the same period last year, due primarily to the following:

•an increase of $6.4 million in outside services costs;
•an increase of $5.8 million in employee-related costs; and
•an increase of $2.5 million in ad valorem taxes.

Depreciation and amortization expense increased $3.2 million and $11.4 million for the three and nine months ended September 30, 2021, compared with the same periods last year, due primarily to an increase in depreciation from our capital expenditures being placed in service and an increase in the amortization of the ad-valorem surcharge rider in Kansas.

Other Factors Affecting Net Income - Other factors that affected net income for the three months ended September 30, 2021, compared with the same period last year, include a decrease of $2.0 million in other income (expense), net, due primarily to a $2.1 million reduction in income resulting from the change in the value of investments associated with nonqualified employee benefit plans.

Other factors that affected net income for the nine months ended September 30, 2021, compared with the same period last year, include an increase of $1.4 million in other income (expense), net, due primarily to a $0.7 million increase in income resulting from the change in the value of investments associated with nonqualified employee benefit plans.

EDIT - We credited income tax expense $1.5 million and $2.2 million, respectively, for the amortization of the regulatory liability associated with EDIT that was returned to customers during the three months ended September 30, 2021 and 2020, and $12.2 million and $11.6 million, respectively, during the nine months ended September 30, 2021 and 2020.

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

Capital expenditures and asset removal costs were $20.6 million higher for the three months ended September 30, 2021, compared with the same period last year, due primarily to the timing of our capital projects in the third quarter 2021, compared with the third quarter 2020. Capital expenditures and asset removal costs were $5.0 million higher for the nine months ended September 30, 2021, compared with the same period last year, due primarily to the timing of capital projects in the first quarter 2021 being negatively impacted by Winter Storm Uri. Our full-year capital expenditures and asset removal costs are expected to be approximately $540 million for 2021.

Selected Operating Information - The following tables set forth certain selected operating information for the periods indicated:

	Three Months Ended								Variances
	September 30,								2021 vs. 2020
(in thousands)	2021				2020				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	820	588	650	2,058	811	585	642	2,038	9	3	8	20
Commercial and industrial	75	50	34	159	74	49	35	158	1	1	(1)	1
Other	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	6	1	12	5	6	1	12	—	—	—	—
Total customers	900	644	688	2,232	890	640	681	2,211	10	4	7	21

	Nine Months Ended								Variances
	September 30,								2021 vs. 2020
(in thousands)	2021				2020				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	824	592	649	2,065	813	589	640	2,042	11	3	9	23
Commercial and industrial	76	50	35	161	75	50	36	161	1	—	(1)	—
Other	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	6	1	12	5	6	1	12	—	—	—	—
Total customers	905	648	688	2,241	893	645	680	2,218	12	3	8	23

The increase in the average number of customers for the three and nine months ended September 30, 2021, compared with the same periods last year, is due primarily to the connection of new customers resulting from the extension and expansion of our system. For the three months ended September 30, 2021, our average customer count includes approximately 5,600 new customer connections during the period compared to approximately 6,700 for the same period last year. For the nine months ended September 30, 2021, our average customer count includes the impact of approximately 16,900 new customer connections during the period compared to approximately 18,600 for the same period last year. Also contributing to the increase is a reduction in disconnects for nonpayment in the first half of 2021 and other collection activities in response to the COVID-19 pandemic that have allowed customers to continue to receive service.

The following table reflects the total volumes delivered, excluding the effects of WNA mechanisms on sales volumes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Volumes (MMcf)	2021	2020	2021	2020
Natural gas sales
Residential	6,760	8,251	84,541	79,135
Commercial and industrial	3,539	3,603	27,645	24,644
Other	270	265	1,772	1,598
Total sales volumes delivered	10,569	12,119	113,958	105,377
Transportation	57,647	49,574	174,423	165,905
Total volumes delivered	68,216	61,693	288,381	271,282

Total sales volumes delivered increased for the nine months ended September 30, 2021, compared with the same period last year, due primarily to additional transportation volumes delivered in nine months ended September 30, 2021, and colder weather in the first quarter 2021. The impact of weather on residential and commercial net margin is mitigated by WNA mechanisms in all jurisdictions.

The following table sets forth the HDDs by state for the periods indicated:

	Three Months Ended
	September 30,
	2021		2020		2021 vs. 2020	2021	2020
Heating Degree Days	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	—	2	22	2	(100)%	—%	1,100%
Kansas	7	46	55	46	(87)%	15%	120%
Texas	—	—	10	—	(100)%	100%	100%

	Nine Months Ended
	September 30,
	2021		2020		2021 vs. 2020	2021	2020
Heating Degree Days	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	2,319	1,968	1,947	1,968	19%	118%	99%
Kansas	2,912	2,901	2,719	2,901	7%	100%	94%
Texas	1,127	1,050	910	1,062	24%	107%	86%

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

Short-term Debt - On June 22, 2021, we increased the size of our commercial paper program to permit the issuance of commercial paper to fund short-term borrowing needs in an aggregate principal amount not to exceed $1.0 billion outstanding at any time. Prior to this increase, our commercial paper program permitted us to issue commercial paper in an aggregate principal amount not to exceed $700 million outstanding at any time. The maturities of the commercial paper vary but may not exceed 270 days from the date of issue. The commercial paper are generally sold at par less a discount representing an interest factor. At September 30, 2021, we had $336.0 million commercial paper outstanding.

On March 16, 2021, we entered into the second amended and restated ONE Gas Credit Agreement, which was previously amended and restated on October 5, 2017. The ONE Gas Credit Agreement provides for a $1.0 billion revolving unsecured credit facility and includes a $20 million letter of credit subfacility and a $60 million swingline subfacility. We can request an increase in commitments of up to an additional $500 million upon satisfaction of customary conditions, including receipt of commitments from either new lenders or increased commitments from existing lenders. We will be able to extend the maturity date by one year, subject to the lenders’ consent, up to two times. The ONE Gas Credit Agreement expires in March 2026, and is available to provide liquidity for working capital, capital expenditures, acquisitions and mergers, the issuance of letters of credit and for other general corporate purposes.

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

The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 72.5 percent at the end of any calendar quarter through December 31, 2021, and 70 percent at the end of any calendar quarter thereafter. At September 30, 2021, our total debt-to-capital ratio was 63 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement.

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

At September 30, 2021, we had $1.2 million in letters of credit issued and no borrowings under the ONE Gas Credit Agreement, with $998.8 million of remaining credit available to repay our commercial paper borrowings.

Long-term Debt - In March 2021, we issued $1.0 billion of 0.85 percent senior notes due 2023, $700 million of 1.10 percent senior notes due 2024, and $800 million of floating-rate senior notes due 2023. The floating-rate senior notes bear interest at a rate equal to three-month LIBOR plus 61 basis points per year reset quarterly for the applicable interest period (0.73 percent at September 30, 2021). The net proceeds from the issuance were used for general corporate purposes, including payment of gas purchase costs resulting from Winter Storm Uri.

In the event LIBOR is not available, and such circumstances are unlikely to be temporary, we or our designee may establish an alternative interest rate for our floating-rate senior notes due 2023 by replacing LIBOR with one or more secured financing-based rates or another alternate benchmark rate.

We may redeem the senior notes issued in March 2021 in whole or in part, plus accrued and unpaid interest to the redemption date, on or after September 11, 2021. We did not have the right to redeem these senior notes prior to September 11, 2021.

On September 21, 2021, we redeemed $400 million of the floating-rate senior notes due 2023 at par, using a combination of cash on hand and commercial paper.

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

In April 2021, legislation in Oklahoma and Kansas was approved and in June 2021, legislation in Texas was approved that permits utilities to pursue securitization to finance extraordinary expenses, such as fuel costs, incurred during extreme weather events. See “Regulatory Activities” for Oklahoma, Kansas and Texas in this Quarterly Report for additional discussion of the securitization legislation in each state. We are currently seeking approval from our regulators to utilize the securitization legislation in each state to repay or refinance the debt we incurred to finance the extraordinary costs associated with Winter Storm Uri.

At September 30, 2021, our long-term debt-to-capital ratio was 63 percent.

Credit Ratings - Our credit ratings as of September 30, 2021, were:

Rating Agency	Rating	Outlook
Moody’s	A3	Negative
S&P	BBB+	Negative

Our commercial paper is rated Prime-2 by Moody’s and A-2 by S&P. We intend to maintain credit metrics at a level that supports our balanced approach to capital investment and a return of capital to shareholders via a dividend that we believe will be competitive with our peer group.

At-the-Market Equity Program - In February 2020, we initiated an at-the-market equity program by entering into an equity distribution agreement under which we may issue and sell shares of our common stock with an aggregate offering price up to $250 million. Sales of common stock are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. During the nine months ended September 30, 2021 and 2020, respectively, we had issued and sold 281,124 shares and 179,514 shares of our common stock for $21.4 million and $13.6 million, generating proceeds, net of issuance costs, of $21.1 million and $13.5 million. At September 30, 2021, we had $215.0 million of equity available for issuance under the program. Proceeds from the program are available for general corporate purposes, which may include repaying or refinancing a portion of our outstanding indebtedness and funding working capital and capital expenditures.

EDIT - The return of EDIT to our customers is not expected to have a material impact on earnings, as any reduction or credit in rates is offset by a noncash reduction in income tax expense. However, as a result, cash flows for the three months ended September 30, 2021 and 2020, were reduced by approximately $1.5 million and $2.2 million, respectively, for EDIT returned to customers. Cash flows for the nine months ended September 30, 2021 and 2020, were reduced by approximately $12.2 million and $11.6 million, respectively, for EDIT returned to customers.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Nine Months Ended
	September 30,		Variance
	2021	2020	2021 vs. 2020
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$(1,560.6)	$325.3	$(1,885.9)
Investing activities	(349.4)	(347.8)	(1.6)
Financing activities	1,908.5	10.8	1,897.7
Change in cash and cash equivalents	(1.5)	(11.7)	10.2
Cash and cash equivalents at beginning of period	8.0	17.9	(9.9)
Cash and cash equivalents at end of period	$6.5	$6.2	$0.3

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

Operating cash flows were lower for the nine months ended September 30, 2021, compared with the prior period, due primarily to the increased natural gas purchases resulting from Winter Storm Uri, which were deferred and included in regulatory assets. See Note 3 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information.

Investing Cash Flows - Cash used in investing activities for the nine months ended September 30, 2021 was consistent compared with the prior period.

Financing Cash Flows - Cash provided by financing activities increased for the nine months ended September 30, 2021, compared with the prior period, due primarily to borrowings to finance the increased natural gas purchases resulting from Winter Storm Uri.

ENVIRONMENTAL, SAFETY AND REGULATORY MATTERS

COVID-19 - See “Regulatory Activities,” “Financial Results and Operating Information,” and “Capital Expenditures and Asset Removal Costs,” as well as Notes 3 and 12 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional discussion regarding the effects of COVID-19 on us.

Environmental Matters - We are subject to multiple historical, wildlife preservation and environmental laws and/or regulations, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, hazardous materials transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits or the discovery of presently unknown environmental conditions may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and nine months ended September 30, 2021 and 2020.

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

We have completed or are addressing removal of the source of soil contamination at all 12 sites and continue to monitor groundwater at seven of the 12 sites according to plans approved by the KDHE. In 2019, we completed a project to remove a source of contamination and associated contaminated materials at the twelfth site where no active soil remediation had previously occurred. A remediation plan was submitted to the KDHE concerning this site in 2020 and the KDHE has provided comments that we are addressing. We are also working on a remediation plan that will be submitted to the KDHE in 2021 for an additional site. In the third quarter 2021, we increased the estimates for contractor costs due to increased demand for the types of resources needed to conduct work contemplated in our remediation plans, resulting in an increase in our reserves of $11.2 million. At September 30, 2021, the reserve for remediation of our MGP sites was $24.7 million.

We have an AAO that allows Kansas Gas Service to defer and seek recovery of costs necessary for investigation and remediation at, and nearby, these 12 former MGP sites that are incurred after January 1, 2017, up to a cap of $15.0 million, net of any related insurance recoveries. Costs approved for recovery in a future rate proceeding would then be amortized over a 15-year period. The unamortized amounts will not be included in rate base or accumulate carrying charges. Following a determination that future investigation and remediation work approved by the KDHE is expected to exceed $15.0 million, net of any related insurance recoveries, Kansas Gas Service will be required to file an application with the KCC for approval to increase the $15.0 million cap. At September 30, 2021, we have deferred $30.0 million for accrued investigation and remediation costs pursuant to our AAO. Kansas Gas Service expects to file an application as soon as practicable after the KDHE approves the plans we have submitted and anticipates that filing will occur in 2021.

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

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and nine months ended September 30, 2021 and 2020. Environmental issues may exist with respect to MGP sites that are unknown to us. Accordingly, future costs are dependent on the final determination and regulatory approval of any remedial actions, the complexity of the site, level of remediation required, changing technology and governmental regulations, and to the extent not recovered by insurance or recoverable in rates from our customers, could be material to our financial condition, results of operations or cash flows.

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

In April 2016, PHMSA published a NPRM, the Safety of Gas Transmission & Gathering Lines Rule, in the Federal Register to revise pipeline safety regulations applicable to the safety of onshore natural gas transmission and gathering pipelines. Proposals include changes to pipeline integrity-management requirements and other safety-related requirements. The NPRM comment period ended July 7, 2016, and comments were reviewed by PHMSA. As part of the comment review process, PHMSA was advised by the Technical Pipeline Safety Standards Committee, informally known by PHMSA as the GPAC, a statutorily mandated advisory committee that advises PHMSA on proposed safety policies for natural gas pipelines. The GPAC reviews PHMSA's proposed regulatory initiatives to assure the technical feasibility, reasonableness, cost-effectiveness and practicality of each proposal. The GPAC met six times since January 2017 to review public comments and make recommendations to PHMSA. The GPAC completed their review of the NPRM on March 28, 2018, except for gas gathering pipelines. The GPAC met in June 2019 on gas gathering pipelines. In addition to reviewing public and committee comments, PHMSA split this NPRM into three separate final rulemakings:

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

Environmental Footprint - Our environmental and climate change strategy focuses on taking steps to reduce the impact of our operations on the environment and exploring new opportunities for cleaner energy. These strategies include: (1) reducing emissions through our pipeline replacement program; (2) employing advanced leak detection technologies and reducing leaks on our pipelines; (3) promoting end-use conservation through programs that educate and incentivize customers to use energy efficient equipment; (4) reducing the release of methane into the atmosphere from operational practices, such as blow-downs and third-party line hits; (5) working to incorporate RNG into our system; and (6) investing in research and developing partnerships to understand the viability of blending renewable hydrogen into our system.

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

Additional information about our environmental matters is included in the section entitled “Environmental Matters” in Note 12 of the Notes to Consolidated Financial Statements in this Quarterly Report. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation, and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows for the three and nine months ended September 30, 2021 and 2020.

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
•the length and severity of a pandemic or other health crisis, such as the outbreak of COVID-19, including the impact to our operations, customers, contractors, vendors and employees, the effectiveness of vaccine campaigns (including the COVID-19 vaccine campaign) on our workforce and customers and the effect of other measures or mandates that international, federal, state and local governments, agencies, law enforcement and/or health authorities may implement to address the pandemic or other health crises, which could (as with COVID-19) precipitate or exacerbate one or more of the above-mentioned and/or other risks, and significantly disrupt or prevent us from operating our business in the ordinary course for an extended period;

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

Interest-Rate Risk

We are exposed to interest-rate risk primarily associated with commercial paper borrowings and new debt financing needed to fund capital requirements, including future contractual obligations and maturities of long-term and short-term debt. We may manage interest-rate risk on future borrowings through the use of fixed-rate debt, floating-rate debt and, at times, interest-rate swaps. Fixed-rate swaps may be used to reduce our risk of increased interest costs during periods of rising interest rates. Floating-rate swaps may be used to convert the fixed rates of long-term borrowings into short-term variable rates.

Counterparty Credit Risk

We assess the creditworthiness of our customers. Those customers who do not meet minimum standards are required to provide security, including deposits and other forms of collateral, when appropriate and allowed by tariff. With approximately 2.2 million customers across three states, we are not exposed materially to a concentration of credit risk. As a result of regulatory orders and safety considerations, customer disconnects for nonpayment were generally suspended beginning mid-March 2020 through April 2021, when disconnects were resumed in all service areas, except Texas, where disconnects were resumed in June 2021. We have received accounting orders in each of our jurisdictions authorizing us to accumulate and defer for regulatory purposes certain incremental costs incurred, including bad debt expenses, and certain lost revenues, net of offsetting expense reductions associated with COVID-19. See “Recent Developments” in this Quarterly Report for additional discussion of the effects of COVID-19 on us. We maintain a provision for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, consideration of the current credit environment and other information. We are able to recover the fuel-related portion of bad debts through our purchased-gas cost adjustment mechanisms.

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the third quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.2	Amended and Restated By-Laws of ONE Gas, Inc. dated April 27, 2020 (incorporated by reference to Exhibit 3.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on April 27, 2020 (File No. 1-36108)).

10.1	ONE Gas, Inc. Nonqualified Deferred Compensation Plan, as amended and restated effective January 1, 2022.

31.1	Certification of Robert S. McAnnally pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Caron A. Lawhorn pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert S. McAnnally pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Caron A. Lawhorn pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

101.DEF	XBRL Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020; (iv) Consolidated Balance Sheets at September 30, 2021 and December 31, 2020; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020; (vi) Consolidated Statements of Equity for the three and nine months ended September 30, 2021 and 2020; and (vii) Notes to Consolidated Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 2, 2021		ONE Gas, Inc.
Registrant

	By:	/s/ Caron A. Lawhorn
Caron A. Lawhorn
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)