Form 10-Q
period 2022-03-31
ONE Gas, Inc.
filed 2022-05-03
CIK 1587732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022.
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

On April 25, 2022, the Company had 54,089,905 shares of common stock outstanding.

This page intentionally left blank.

ONE Gas, Inc.

As used in this Quarterly Report, references to “we,” “our,” “us” or the “Company” refer to ONE Gas, Inc., an Oklahoma corporation, and its predecessors and subsidiaries, unless the context indicates otherwise.

The statements in this Quarterly Report that are not historical information, including statements concerning plans and objectives of management for future operations, economic performance or related assumptions, are forward-looking statements. Forward-looking statements may include words such as “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “should,” “goal,” “forecast,” “guidance,” “could,” “may,” “continue,” “might,” “potential,” “scheduled,” “likely” and other words and terms of similar meaning. Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that such expectations and assumptions will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Forward-Looking Statements,” and Part II, Item 1A, “Risk Factors” in this Quarterly Report and under Part I, Item IA, “Risk Factors,” in our Annual Report.

AVAILABLE INFORMATION

We make available, free of charge, on our website (www.onegas.com) our Annual Reports, Quarterly Reports, Current Reports on Form 8-K, amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act and reports of holdings of our securities filed by our officers and directors under Section 16 of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC, which also makes these materials available on its website (www.sec.gov). Our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Certificate of Incorporation, bylaws, the written charters of our Audit Committee, Executive Compensation Committee, Corporate Governance Committee and Executive Committee and our ESG Report are also available on our website, and copies of these documents are available upon request.

In addition to filings with the SEC and materials posted on our website, we also use social media platforms as channels of information distribution to reach public investors. Information contained on our website and posted on or disseminated through our social media accounts is not incorporated by reference into this report.

GLOSSARY - The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

AAO	Accounting Authority Order
ADIT	Accumulated deferred income taxes
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2021
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bcf	Billion cubic feet
CAA	Federal Clean Air Act, as amended
CERCLA	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
CISA	Cybersecurity, & Infrastructure Security Agency
Clean Water Act	Federal Water Pollution Control Amendments of 1972, as amended
COSA	Cost-of-Service Adjustment
COVID-19	Coronavirus Disease 2019
EDIT	Excess accumulated deferred income taxes resulting from a change in enacted tax rates
EPA	United States Environmental Protection Agency
EPS	Earnings per share
ESG	Environmental, social and governance
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States of America
GRIP	Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
Heating Degree Day or HDD	A measure designed to reflect the demand for energy needed for heating based on the extent to which the daily average temperature falls below a reference temperature for which no heating is required, usually 65 degrees Fahrenheit
HCA(s)	High consequence area(s)
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
LDC	Local distribution company
LIBOR	London Interbank Offered Rate
MAOP(s)	Maximum allowable operating pressure(s)
MGP	Manufactured gas plant
MMcf	Million cubic feet
Moody’s	Moody’s Investors Service, Inc.
NPRM	Notice of Proposed Rulemaking
NYSE	New York Stock Exchange
OCC	Oklahoma Corporation Commission
ODFA	Oklahoma Development Finance Authority
ONE Gas	ONE Gas, Inc.
ONE Gas 2021 Term Loan Facility	ONE Gas’ $2.5 billion two-year unsecured term loan facility, dated February 22, 2021, which terminated on March 11, 2021
ONE Gas 364-day Credit Agreement	ONE Gas’ $250 million 364-day revolving credit agreement, dated April 7, 2020, which terminated on March 16, 2021
ONE Gas Credit Agreement	ONE Gas’ $1.0 billion second amended and restated revolving credit agreement dated March 16, 2021, which expires on March 16, 2026
PBRC	Performance-Based Rate Change
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
RNG	Renewable natural gas
RRC	Railroad Commission of Texas
S&P	Standard & Poor’s Ratings Services
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes	ONE Gas’ registered notes consisting of $1.0 billion of 0.85 percent senior notes due March 2023, $400 million of floating-rate senior notes due March 2023, $700 million of 1.10 percent senior notes due March 2024, $300 million of 3.61 percent senior notes due February 2024, $300 million of 2.00 percent senior notes due May 2030, $600 million of 4.658 percent senior notes due February 2044 and $400 million of 4.50 percent notes due November 2048
SOFR	Secured Overnight Financing Rate
TCEQ	Texas Commission on Environmental Quality
TPFA	Texas Public Finance Authority
TSA	Transportation Security Administration
WNA	Weather normalization adjustment(s)
XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended
	March 31,
(Unaudited)	2022	2021
	(Thousands of dollars, except per share amounts)

Total revenues	$971,459	$625,293

Cost of natural gas	639,946	314,069

Operating expenses
Operations and maintenance	115,095	110,886
Depreciation and amortization	57,137	52,266
General taxes	18,524	17,727
Total operating expenses	190,756	180,879
Operating income	140,757	130,345
Other expense, net	(4,145)	(405)
Interest expense, net	(15,595)	(15,440)
Income before income taxes	121,017	114,500
Income taxes	(22,083)	(18,925)
Net income	$98,934	$95,575

Earnings per share
Basic	$1.83	$1.79
Diluted	$1.83	$1.79

Average shares (thousands)
Basic	53,922	53,372
Diluted	54,030	53,515
Dividends declared per share of stock	$0.62	$0.58
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(Unaudited)	2022	2021
	(Thousands of dollars)
Net income	$98,934	$95,575
Other comprehensive income, net of tax
Change in pension and other postemployment benefit plan liability, net of tax of $(19) and $(91), respectively	69	300
Total other comprehensive income, net of tax	69	300
Comprehensive income	$99,003	$95,875
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Unaudited)	2022	2021
Assets	(Thousands of dollars)
Property, plant and equipment
Property, plant and equipment	$7,365,981	$7,274,268
Accumulated depreciation and amortization	2,102,368	2,083,433
Net property, plant and equipment	5,263,613	5,190,835
Current assets
Cash and cash equivalents	12,447	8,852
Accounts receivable, net	494,696	341,756
Materials and supplies	54,187	54,892
Natural gas in storage	78,945	179,646
Regulatory assets	1,600,034	1,611,676
Other current assets	34,161	27,742
Total current assets	2,274,470	2,224,564
Goodwill and other assets
Regulatory assets	651,931	724,862
Goodwill	157,953	157,953
Other assets	119,667	103,906
Total goodwill and other assets	929,551	986,721
Total assets	$8,467,634	$8,402,120
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS
(Continued)
	March 31,	December 31,
(Unaudited)	2022	2021
Equity and Liabilities	(Thousands of dollars)
Equity and long-term debt
Common stock, $0.01 par value: authorized 250,000,000 shares; issued and outstanding 54,089,817 shares at March 31, 2022; issued and outstanding 53,633,210 shares at December 31, 2021	$541	$536
Paid-in capital	1,824,771	1,790,362
Retained earnings	630,536	565,161
Accumulated other comprehensive loss	(6,458)	(6,527)
Total equity	2,449,390	2,349,532
Long-term debt, excluding current maturities and net of issuance costs of $12,229 and $12,418, respectively	2,283,620	3,683,378
Total equity and long-term debt	4,733,010	6,032,910
Current liabilities
Current maturities of long-term debt	1,400,011	11
Short-term debt	505,165	494,000
Accounts payable	209,756	258,554
Accrued taxes other than income	75,153	67,035
Regulatory liabilities	32,822	8,090
Customer deposits	61,105	62,454
Other current liabilities	84,754	90,349
Total current liabilities	2,368,766	980,493
Deferred credits and other liabilities
Deferred income taxes	698,765	695,284
Regulatory liabilities	542,622	552,928
Employee benefit obligations	28,468	35,226
Other deferred credits	96,003	105,279
Total deferred credits and other liabilities	1,365,858	1,388,717
Commitments and contingencies
Total liabilities and equity	$8,467,634	$8,402,120
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended
	March 31,
(Unaudited)	2022	2021
	(Thousands of dollars)
Operating activities
Net income	$98,934	$95,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,137	52,266
Deferred income taxes	(6,849)	18,567
Share-based compensation expense	2,695	2,587
Provision for doubtful accounts	1,338	3,754
Changes in assets and liabilities:
Accounts receivable	(154,278)	9,640
Materials and supplies	705	1,619
Natural gas in storage	100,701	49,625
Asset removal costs	(9,554)	(9,885)
Accounts payable	(56,863)	87,202
Accrued taxes other than income	8,118	2,059
Customer deposits	(1,349)	(10,787)
Regulatory assets and liabilities - current	36,374	20,466
Regulatory assets and liabilities - noncurrent	66,002	(1,946,526)
Other assets and liabilities - current	(12,438)	(20,698)
Other assets and liabilities - noncurrent	(23,037)	(14,729)
Cash provided by (used in) operating activities	107,636	(1,659,265)
Investing activities
Capital expenditures	(113,307)	(99,093)
Other investing expenditures	(608)	(2,351)
Other investing receipts	549	241
Cash used in investing activities	(113,366)	(101,203)
Financing activities
Borrowings (repayments) on short-term debt, net	11,165	28,775
Issuance of debt, net of discounts	—	2,498,895
Long-term debt financing costs	—	(35,110)
Issuance of common stock	34,468	—
Dividends paid	(33,285)	(30,882)
Tax withholdings related to net share settlements of stock compensation	(3,023)	(4,292)
Cash provided by (used in) financing activities	9,325	2,457,386
Change in cash and cash equivalents	3,595	696,918
Cash and cash equivalents at beginning of period	8,852	7,993
Cash and cash equivalents at end of period	$12,447	$704,911
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)	Common Stock Issued	Common Stock	Paid-in Capital
	(Shares)	(Thousands of dollars)

January 1, 2022	53,633,210	$536	$1,790,362
Net income	—	—	—
Other comprehensive income	—	—	—
Common stock issued and other	456,607	5	34,135
Common stock dividends - $0.62 per share	—	—	274
March 31, 2022	54,089,817	$541	$1,824,771

January 1, 2021	53,166,733	$532	$1,756,921
Net income	—	—	—
Other comprehensive income	—	—	—
Common stock issued and other	78,278	—	(1,705)
Common stock dividends - $0.58 per share	—	—	260
March 31, 2021	53,245,011	$532	$1,755,476
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(Continued)
(Unaudited)	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	(Thousands of dollars)

January 1, 2022	$565,161	$(6,527)	$2,349,532
Net income	98,934	—	98,934
Other comprehensive income	—	69	69
Common stock issued and other	—	—	34,140
Common stock dividends - $0.62 per share	(33,559)	—	(33,285)
March 31, 2022	$630,536	$(6,458)	$2,449,390

January 1, 2021	$483,635	$(7,777)	$2,233,311
Net income	95,575	—	95,575
Other comprehensive income	—	300	300
Common stock issued and other	—	—	(1,705)
Common stock dividends - $0.58 per share	(31,142)	—	(30,882)
March 31, 2021	$548,068	$(7,477)	$2,296,599
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. These statements also have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The 2021 year-end consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes in our Annual Report. Our significant accounting policies are described in Note 1 of our Notes to Consolidated Financial Statements in our Annual Report. Due to the seasonal nature of our business, the results of operations for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for a 12-month period.

We provide natural gas distribution services to our approximately 2.3 million customers through our divisions in Oklahoma, Kansas and Texas through Oklahoma Natural Gas, Kansas Gas Service and Texas Gas Service, respectively. We primarily serve residential, commercial and transportation customers in all three states.

Use of Estimates - The preparation of our consolidated financial statements and related disclosures in accordance with GAAP requires us to make estimates and assumptions with respect to values or conditions that cannot be known with certainty that affect the reported amount of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These estimates and assumptions also affect the reported amounts of revenue and expense during the reporting period. Items that may be estimated include, but are not limited to, the economic useful life of assets, fair value of assets and liabilities, provisions for doubtful accounts receivable, unbilled revenues for natural gas delivered but for which meters have not been read, natural gas purchased but for which no invoice has been received, provision for income taxes, including any deferred income tax valuation allowances, the results of litigation and various other recorded or disclosed amounts.

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

Segments - We operate in one reportable business segment: regulated public utilities that deliver natural gas primarily to residential, commercial and transportation customers. The accounting policies for our segment are the same as those described in Note 1 of our Notes to Consolidated Financial Statements in our Annual Report. We evaluate our financial performance principally on net income. For the three months ended March 31, 2022 and 2021, we had no single external customer from which we received 10 percent or more of our gross revenues.

Property, Plant and Equipment and Asset Removal Costs - Accounts payable for construction work in process and asset removal costs decreased by approximately $8.1 million and $11.6 million for the three months ended March 31, 2022 and 2021, respectively. Such amounts are not included in capital expenditures or asset removal costs in our consolidated statements of cash flows.

Accounts Receivable - Accounts receivable represent valid claims against nonaffiliated customers for natural gas sold or services rendered, net of allowances for doubtful accounts. We assess the creditworthiness of our customers. Those customers who do not meet minimum standards may be required to provide security, including deposits and other forms of collateral, when appropriate and allowed by our tariffs. With approximately 2.3 million customers across three states, we are not exposed materially to a concentration of credit risk. We maintain an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, consideration of the current environment and other information. We recover natural gas costs related to accounts written off when they are deemed uncollectible through the purchased-gas cost adjustment mechanisms in each of our jurisdictions. At March 31, 2022 and December 31, 2021, our allowance for doubtful accounts was $19.7 million and $18.7 million, respectively.

Recently Issued Accounting Standards Update - In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance,” which will require disclosure about government assistance in the notes to the financial statements. The amendment requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy, including information about the nature of the transactions and the related accounting policy used to account for the transactions, the line items on the balance sheet and income statement that are affected by the transactions and the significant terms and conditions of the transactions, including commitments and contingencies. This guidance will apply to the anticipated securitizations in Oklahoma and Texas associated with Winter Storm Uri. The amendment became effective for us beginning January 1, 2022. As the guidance is related only to disclosures in the notes to the financial statements, we do not anticipate any impact on our financial position, results of operations or cash flows.

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

2.REVENUE

The following table sets forth our revenues disaggregated by source for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021
	(Thousands of dollars)
Natural gas sales to customers	$925,157	$583,794
Transportation revenues	36,316	36,202
Miscellaneous revenues	4,496	3,655
Total revenues from contracts with customers	965,969	623,651
Other revenues - natural gas sales related	2,346	(1,021)
Other revenues	3,144	2,663
Total other revenues	5,490	1,642
Total revenues	$971,459	$625,293

Accrued unbilled natural gas sales revenues at March 31, 2022 and December 31, 2021, were $148.0 million and $183.2 million, respectively, and are included in accounts receivable on our consolidated balance sheets.

3.    REGULATORY ASSETS AND LIABILITIES

The tables below present a summary of regulatory assets and liabilities, net of amortization, for the periods indicated:

	March 31, 2022
	Current	Noncurrent	Total
	(Thousands of dollars)
Winter weather event costs	$1,539,868	$366,424	$1,906,292
Under-recovered purchased-gas costs	9,751	—	9,751
Pension and postemployment benefit costs	11,508	249,074	260,582
Reacquired debt costs	812	3,889	4,701
MGP remediation costs	98	29,816	29,914
Ad-valorem tax	8,192	—	8,192
WNA	11,440	—	11,440
Customer credit deferrals	17,177	—	17,177
Other	1,188	2,728	3,916
Total regulatory assets, net of amortization	1,600,034	651,931	2,251,965
Income tax rate changes	—	(542,622)	(542,622)
Over-recovered purchased-gas costs	(32,822)	—	(32,822)
Total regulatory liabilities	(32,822)	(542,622)	(575,444)
Net regulatory assets and liabilities	$1,567,212	$109,309	$1,676,521

	December 31, 2021
	Current	Noncurrent	Total
	(Thousands of dollars)
Winter weather event costs	$1,536,054	$428,023	$1,964,077
Under-recovered purchased-gas costs	31,863	—	31,863
Pension and postemployment benefit costs	11,507	260,559	272,066
Reacquired debt costs	812	4,070	4,882
MGP remediation costs	98	29,841	29,939
Ad-valorem tax	8,561	—	8,561
WNA	10,044	—	10,044
Customer credit deferrals	10,685	—	10,685
Other	2,052	2,369	4,421
Total regulatory assets, net of amortization	1,611,676	724,862	2,336,538
Income tax rate changes	—	(552,928)	(552,928)
Over-recovered purchased-gas costs	(8,090)	—	(8,090)
Total regulatory liabilities	(8,090)	(552,928)	(561,018)
Net regulatory assets and liabilities	$1,603,586	$171,934	$1,775,520

Regulatory assets in our consolidated balance sheets, as authorized by various regulatory authorities, are probable of recovery. Base rates and certain riders are designed to provide a recovery of costs during the period such rates are in effect, but do not generally provide for a return on investment for amounts we have deferred as regulatory assets. All of our regulatory assets are subject to review by the respective regulatory authorities during future regulatory proceedings. We are not aware of any evidence that these costs will not be recoverable through either rider, base rates, or securitization, and we believe that we will be able to recover such costs consistent with our historical recoveries.

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

Beginning in the first quarter 2021, Oklahoma Natural Gas began deferring to a regulatory asset the extraordinary costs associated with this unprecedented winter weather event, including commodity costs, operational costs and carrying costs in accordance with an order issued by the OCC in March 2021.

In April 2021, Oklahoma Natural Gas submitted an initial application requesting a financing order pursuant to newly enacted securitization legislation in Oklahoma. On January 25, 2022, the OCC approved the financing order that reflected the terms of a settlement agreement reached in November 2021, which includes an agreement that all extreme gas purchase and extraordinary costs incurred as a result of Winter Storm Uri were reasonable and prudent and a financing order should be issued to recover these costs through securitization over a 25-year period. Following the issuance of the financing order, no parties to our application appealed the financing order to the Oklahoma Supreme Court during the 30-day appeal period. The securitization legislation allows the ODFA 24 months to complete the process to issue the securitized bonds; however, the financing order requests the ODFA to issue bonds and provide the net proceeds to Oklahoma Natural Gas as soon as feasible, but no later than December 31, 2022. Pursuant to the securitization statute in Oklahoma, the Oklahoma Supreme Court must validate that the bond issuance proposed by the ODFA complies with the securitization statute and the laws of Oklahoma. The ODFA received a hearing before the Oklahoma Supreme Court on April 13, 2022, seeking validation of the bond issuance. If the Oklahoma Supreme Court issues a ruling that validates the bond issuance by the ODFA complies with the Oklahoma securitization statute and the laws of Oklahoma, the ODFA will continue the process to issue the securitized bonds associated with the Oklahoma Natural Gas financing order. At March 31, 2022, Oklahoma Natural Gas has deferred approximately $1.3 billion in extraordinary costs attributable to Winter Storm Uri.

In March 2021, the KCC issued an order adopting the KCC staff’s recommendation to open company-specific dockets to accept each utility’s filing of financial impact compliance reports and permit the KCC staff to conduct a review of the utility’s compliance report and its actions during Winter Storm Uri.

In May 2021, Kansas Gas Service filed a motion in its company-specific docket opened by the KCC, requesting a limited waiver of the penalty provisions of its tariff to eliminate the multipliers in the penalty calculation when calculating the penalties to assess on marketers and individually-balanced transportation customers for their unauthorized natural gas usage during Winter Storm Uri. In October 2021, a nonunanimous settlement agreement was filed with the KCC to reach a resolution on these penalties. Prior to a hearing on the amended settlement in January 2022, all parties reached a unanimous settlement, which was filed with a motion requesting approval of the unanimous settlement. Under the terms of the unanimous settlement, the carrying charge on assessed penalties was reduced to two percent, consistent with the nonunanimous agreement in the financial docket. On March 3, 2022, the KCC issued an order approving the settlement which modified the penalty provisions of Kansas Gas Service’s tariffs and included a carrying charge of two percent on amounts due to Kansas Gas Service. Any amounts collected from these penalties will reduce the regulatory asset for the winter weather event up to $52.6 million. Through April 29, 2022, we have collected $47.5 million of these penalties.

In July 2021, Kansas Gas Service submitted its financial plan to the KCC as required by the company-specific docket opened by the KCC in March 2021. The plan includes a proposal for the Company to issue securitized bonds to recover the extraordinary costs resulting from Winter Storm Uri from its customers over a period of either 5, 7, or 10 years. The KCC issued an order approving a unanimous settlement agreement on February 8, 2022, that allows Kansas Gas Service to recover extraordinary costs as of October 31, 2021, net of any penalties recovered from marketers and individually-balanced transportation customers, plus carrying costs calculated at two percent, by seeking a financing order from the KCC for the issuance of securitized utility tariff bonds. The extraordinary costs, other than purchased gas costs, will be trued-up and validated.

On March 31, 2022, Kansas Gas Service submitted its application for a financing order to the KCC as contemplated by the unanimous settlement agreement, requesting approval to issue securitized bonds to recover extraordinary costs resulting from Winter Storm Uri and flexibility to recover the costs over 5, 7, 10 or 12 years. The KCC has until September 27, 2022, to review the application and issue a financing order if it deems the issuance of securitized bonds to be appropriate. If the KCC approves the financing order, we can begin the process to issue the securitized bonds. At March 31, 2022, Kansas Gas Service has deferred approximately $335.6 million in extraordinary costs, net of penalties billed, attributable to Winter Storm Uri.

Pursuant to securitization legislation enacted in Texas as a result of Winter Storm Uri and a June 2021 RRC Notice to Gas Utilities, Texas Gas Service submitted an application to the RRC on July 30, 2021, for an order authorizing the amount of extraordinary costs for recovery and other such specifications necessary for the issuance of securitized bonds.

In November 2021, the RRC approved a unanimous settlement agreement between Texas Gas Service, the other natural gas utilities in Texas participating in the securitization process, the staff of the RRC and all intervenors. The settlement agreement provides that all costs incurred by Texas Gas Service to purchase natural gas during Winter Storm Uri were reasonable, necessary and prudently incurred. Texas Gas Service agreed to reduce its regulatory asset amount to be securitized by the amount of extraordinary costs attributable to the West Texas service area, which will be recovered through a separate surcharge over a three-year period.

On February 8, 2022, the RRC issued a single financing order for Texas Gas Service and other natural gas utilities in Texas participating in the securitization process, which included a determination that the approved costs will be collected from customers over a period of not more than 30 years. The TPFA formed the Texas Natural Gas Securitization Finance Corporation, a new independent public authority, for purposes of issuing the securitized bonds and has begun the process to issue the securitized bonds, which by statute must be issued no later than August 7, 2022. At March 31, 2022, Texas Gas Service has deferred approximately $248.3 million in extraordinary costs associated with Winter Storm Uri, which includes $50.7 million attributable to the West Texas service area. Pursuant to the approved settlement order, in January 2022, Texas Gas Service began collecting the extraordinary costs, including carrying costs, associated with Winter Storm Uri attributable to the West Texas service area from those customers.

In accordance with these regulatory orders associated with the winter weather event, we have deferred approximately $1.9 billion in extraordinary costs for natural gas purchases, related financing and carrying costs and other operational costs. The amounts deferred at March 31, 2022, include invoiced costs for natural gas purchases that have not been paid as we work with our suppliers to resolve discrepancies in invoiced amounts. The amounts deferred may be adjusted as the differences are resolved. In addition, as a result of Winter Storm Uri, we were assessed penalties as a result of over- or under-deliveries of natural gas during periods that operational flow orders were imposed on us. Additionally, Kansas Gas Service assessed penalties under the modified penalty provisions of its tariff on marketers and individually-balanced transportation customers, or their agents, as approved by the KCC in March 2022. Amounts recorded reflect management’s best estimate of the amounts we may pay or receive and may be adjusted in future periods as the disposition of disputed invoices and the collectability of such penalties is determined. As these amounts are related to the extraordinary gas purchase costs associated with Winter Storm Uri, which are deferred, future adjustments to the amounts we have deferred are not expected to have a material impact on earnings.

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

Ad-valorem tax represents the difference in Kansas Gas Service’s taxes incurred each year above or below the amount approved in base rates. This difference is deferred as a regulatory asset or liability for a 12-month period. Kansas Gas Service then applies an adjustment to the customers’ bills to refund the over-collected revenue or bill the under-collected revenue over the subsequent 12 months.

The customer credit deferrals and the noncurrent regulatory liability for income tax rate changes represents deferral of the effects of enacted federal and state income tax rate changes on our ADIT and the effects of these changes on our rates. See Note 10 for additional information regarding the impact of income tax rate changes.

See Note 12 for additional information regarding our regulatory assets for MGP remediation costs.

We have received accounting orders in each of our jurisdictions authorizing us to accumulate and defer for regulatory purposes certain incremental costs incurred, including bad debt expenses, and certain lost revenues, net of offsetting expense reductions associated with COVID-19. Pursuant to these orders, the recovery of any net incremental costs and lost revenues will be determined in future rate cases or alternative rate recovery filings in each jurisdiction. For financial reporting purposes, any amounts deferred as a regulatory asset for future recovery under these accounting orders must be probable of recovery. At March 31, 2022, no regulatory assets have been recorded. In Oklahoma, the test period for our recently completed rate case included the impacts of COVID-19 on our cost of service in determining new rates that became effective in November 2021. In addition, annual PBRC filings, including the PBRC filing made in March 2022, allow us to include any impacts from COVID-19 in our test period cost of service to determine the impact on our rates. In Kansas and Texas, we continue to evaluate the impacts of COVID-19 on our business and will record regulatory assets for financial reporting purposes at such time as recovery is deemed probable.

Recovery through rates resulted in amortization of regulatory assets of approximately $4.4 million and $2.9 million for the three months ended March 31, 2022 and 2021, respectively.

4.CREDIT FACILITY AND SHORT-TERM DEBT

On March 16, 2022, we entered into the first amendment to the second amended and restated ONE Gas Credit Agreement, which was previously amended and restated on March 16, 2021. The amendment extends the maturity date of the ONE Gas Credit Agreement to March 16, 2027, from March 16, 2026, and amends the ONE Gas Credit Agreement to provide that we may extend the maturity date, subject to the lenders’ consent, by one year two additional times. The amendment also changes the benchmark rate defined in the ONE Gas Credit Agreement to SOFR as administered by the Federal Reserve Bank of New York. All other material terms and conditions of the ONE Gas Credit Agreement remain in full force and effect.

The ONE Gas Credit Agreement provides for a $1.0 billion revolving unsecured credit facility and includes a $20 million letter of credit subfacility and a $60 million swingline subfacility. We can request an increase in commitments of up to an additional
$500 million upon satisfaction of customary conditions, including receipt of commitments from either new lenders or increased commitments from existing lenders. The ONE Gas Credit Agreement is available to provide liquidity for working capital, capital expenditures, acquisitions and mergers, the issuance of letters of credit and for other general corporate purposes.

The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. At March 31, 2022, our total debt-to-capital ratio was 63 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement. We may reduce the unutilized portion of the ONE Gas Credit Agreement in whole or in part without premium or penalty. The ONE Gas Credit Agreement contains customary events of default. Upon the occurrence of certain events of default, the obligations under the ONE Gas Credit Agreement may be accelerated and the commitments may be terminated.

At March 31, 2022, we had $1.2 million in letters of credit issued and no borrowings under the ONE Gas Credit Agreement, with $998.8 million of remaining credit, which is available to repay any of our commercial paper borrowings.

In June 2021, we increased the size of our commercial paper program to permit the issuance of commercial paper to fund short-term borrowing needs in an aggregate principal amount not to exceed $1.0 billion outstanding at any time. Prior to this increase, our commercial paper program permitted us to issue commercial paper in an aggregate principal amount not to exceed $700 million outstanding at any time. The maturities of the commercial paper vary but may not exceed 270 days from the date of issue. Commercial paper is generally sold at par less a discount representing an interest factor. At March 31, 2022, we had $505.2 million of commercial paper outstanding.

In connection with the second amendment and restatement of the ONE Gas Credit Agreement on March 16, 2021, all commitments under our ONE Gas 364-day Credit Agreement, dated as of April 7, 2020, were terminated and all obligations under the ONE Gas 364-day Credit Agreement were paid in full and discharged.

5.LONG-TERM DEBT

Senior Notes - In March 2021, we issued $1.0 billion of 0.85 percent senior notes due March 2023, $700 million of 1.10 percent senior notes due March 2024, and $800 million of floating-rate senior notes due March 2023. The floating-rate senior notes bear interest at a rate equal to three-month LIBOR plus 61 basis points per year, reset quarterly for the applicable interest period (1.41 percent at March 31, 2022). The net proceeds from the issuance were used for payment of gas purchases and related costs resulting from Winter Storm Uri and general corporate purposes.

In the event LIBOR is not available, and such circumstances are unlikely to be temporary, we or our designee may establish an alternative interest rate for our floating-rate senior notes due March 2023 by replacing LIBOR with one or more secured financing-based rates or another alternate benchmark rate.

In September 2021, we called $400 million of the floating-rate senior notes due March 2023 at par, using a combination of cash on hand and commercial paper. We did not have the right to call these senior notes prior to September 11, 2021. As discussed in Note 3, the OCC and RRC have authorized financing orders and the KCC has authorized a financial plan for the recovery of the extraordinary costs incurred, including any future carrying costs, by Oklahoma Natural Gas, Texas Gas Service (excluding the West Texas service area) and Kansas Gas Service, respectively, through the issuance of securitized bonds. We anticipate securitized bonds will be issued in Oklahoma and Texas in 2022 and in Kansas in 2023. We expect to use these proceeds to call the outstanding senior notes due in March 2023 and March 2024, and use our commercial paper program to call any remaining notes.

The indenture governing our Senior Notes includes an event of default upon the acceleration of other indebtedness of $100 million or more. Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding Senior Notes to declare those Senior Notes immediately due and payable in full.

ONE Gas 2021 Term Loan Facility - In February 2021, we entered into the ONE Gas 2021 Term Loan Facility as part of the financing of our natural gas purchases in order to provide sufficient liquidity to satisfy our obligations as a result of Winter Storm Uri. The net proceeds of the March 2021 debt issuance reduced the commitments under the ONE Gas 2021 Term Loan Facility on a dollar-for-dollar basis, and as a result no commitments remained outstanding and the facility was terminated concurrently with the closing of the debt issuance.

6.EQUITY

At-the-Market Equity Program - In February 2020, we initiated an at-the-market equity program by entering into an equity distribution agreement under which we may issue and sell shares of our common stock with an aggregate offering price up to $250 million (including any shares of common stock that may be sold pursuant to the master forward sale confirmation entered into in connection with the equity distribution agreement and the related supplemental confirmations). Sales of common stock are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. For the three months ended March 31, 2022, we issued and sold 403,792 shares of our common stock for $35.0 million, generating proceeds, net of issuance costs, of $34.7 million. At March 31, 2022, we had $180.0 million of equity available for issuance under the program.

Dividends Declared - In May 2022, we declared a dividend of $0.62 per share ($2.48 per share on an annualized basis) for shareholders of record as of May 16, 2022, payable on June 1, 2022.

7.ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the effect of reclassifications from accumulated other comprehensive loss in our consolidated statements of income for the periods indicated:

	Three Months Ended		Affected Line Item in the
Details About Accumulated Other	March 31,		Consolidated Statements
Comprehensive Loss Components	2022	2021	of Income
	(Thousands of dollars)
Pension and other postemployment benefit plan obligations (a)
Amortization of net loss	$8,201	$11,474
Amortization of unrecognized prior service cost (credit)	10	(70)
	8,211	11,404
Regulatory adjustments (b)	(8,123)	(11,013)
	88	391	Income before income taxes
	(19)	(91)	Income tax expense
Total reclassifications for the period	$69	$300	Net income
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

8.EARNINGS PER SHARE

Basic EPS is calculated by dividing net income by the daily weighted-average number of common shares outstanding during the periods presented, which includes fully vested stock awards that have not yet been issued as common stock. Diluted EPS is based on shares outstanding for the calculation of basic EPS, plus unvested stock awards granted under our compensation plans, but only to the extent these instruments dilute earnings per share.

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Three Months Ended March 31, 2022
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$98,934	53,922	$1.83
Diluted EPS Calculation
Effect of dilutive securities	—	108
Net income available for common stock and common stock equivalents	$98,934	54,030	$1.83

	Three Months Ended March 31, 2021
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$95,575	53,372	$1.79
Diluted EPS Calculation
Effect of dilutive securities	—	143
Net income available for common stock and common stock equivalents	$95,575	53,515	$1.79

9.EMPLOYEE BENEFIT PLANS

The following tables set forth the components of net periodic benefit cost for our pension and other postemployment benefit plans for the periods indicated:

	Pension Benefits
	Three Months Ended
	March 31,
	2022	2021
	(Thousands of dollars)
Components of net periodic benefit cost (credit)
Service cost	$3,094	$3,453
Interest cost	7,804	7,365
Expected return on assets	(14,613)	(15,596)
Amortization of net loss	8,147	11,381
Net periodic benefit cost	$4,432	$6,603

	Other Postemployment Benefits
	Three Months Ended
	March 31,
	2022	2021
	(Thousands of dollars)
Components of net periodic benefit cost (credit)
Service cost	$318	$397
Interest cost	1,612	1,563
Expected return on assets	(3,295)	(4,202)
Amortization of unrecognized prior service cost (credit)	10	(70)
Amortization of net loss	54	93
Net periodic benefit cost (credit)	$(1,301)	$(2,219)

We recover qualified pension benefit plan and other postemployment benefit plan costs through rates charged to our customers. Certain regulatory authorities require that the recovery of these costs be based on specific guidelines. The difference between these regulatory-based amounts and the periodic benefit cost calculated pursuant to GAAP is deferred as a regulatory asset or liability and amortized to expense over periods in which this difference will be recovered in rates, as authorized by the applicable regulatory authorities. Regulatory deferrals related to net periodic benefit cost were not material for the three months ended March 31, 2022 and 2021, respectively.

We continue to capitalize all eligible service cost and non-service cost components under the accounting requirements of ASC Topic 980 (Regulated Operations) for rate-regulated entities. Our consolidated balance sheets reflect the capitalized non-service cost components as a regulatory asset in the amount of $5.8 million and $6.1 million as of March 31, 2022 and December 31, 2021, respectively. See Note 3 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information.

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

As of March 31, 2022, we have no uncertain tax positions. Changes in tax laws or tax rates are recognized in the financial reporting period that includes the enactment date. We are no longer subject to income tax examination for years prior to 2018.

In May 2021, a bill amending the Oklahoma state income tax code was signed into law that reduced the state income tax rate to four percent from six percent beginning January 1, 2022. As a result of the enactment of this legislation, we remeasured our ADIT. As a regulated entity, the reduction in ADIT of $29.3 million was recorded as a regulatory liability. The impact of the change in the state income tax rate on Oklahoma Natural Gas’ rates, as wells the timing and amount of the impact on the annual crediting mechanism for the EDIT regulatory liability, will be addressed during the processing of the March 15, 2022 PBRC filing.

Income tax expense reflects credits for the amortization of the regulatory liability associated with EDIT that was returned to customers of $7.9 million and $8.1 million for the three months ended March 31, 2022 and 2021, respectively.

11. OTHER INCOME AND OTHER EXPENSE

The following table sets forth the components of other income and other expense for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021
	(Thousands of dollars)
Net periodic benefit cost other than service cost	$(588)	$(770)
Earnings (losses) on investments associated with nonqualified employee benefit plans	(2,833)	616
Other, net	(724)	(251)
Total other expense, net	$(4,145)	$(405)

12.COMMITMENTS AND CONTINGENCIES

COVID-19 - Throughout the COVID-19 pandemic, we have continued to provide essential services to our customers. We have implemented a comprehensive set of policies, procedures and guidelines to protect the safety of our employees, customers and communities. See Note 3 for more information regarding the effects of COVID-19 on us.

Environmental Matters - We are subject to multiple laws and regulations regarding protection of the environment and natural and cultural resources, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, plant and wildlife protection, hazardous materials use, storage and transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits or the discovery of presently unknown environmental conditions may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the CAA and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three months ended March 31, 2022 and 2021.

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

We have an AAO that allows Kansas Gas Service to defer and seek recovery of costs necessary for investigation and remediation at, and nearby, these 12 former MGP sites that are incurred after January 1, 2017, up to a cap of $15.0 million, net of any related insurance recoveries. Costs approved for recovery in a future rate proceeding would then be amortized over a 15-year period. The unamortized amounts will not be included in rate base or accumulate carrying charges. Following a determination that future investigation and remediation work approved by the KDHE is expected to exceed $15.0 million, net of any related insurance recoveries, Kansas Gas Service will be required to file an application with the KCC for approval to increase the $15.0 million cap. At March 31, 2022, we have deferred $30.0 million for accrued investigation and remediation costs pursuant to our AAO. Kansas Gas Service expects to file an application as soon as practicable after the KDHE approves the plans we have submitted and anticipates that filing will occur in 2023.

We have completed or are addressing removal of the source of soil contamination at all 12 sites and continue to monitor groundwater at seven of the 12 sites according to plans approved by the KDHE. In 2019, we completed a project to remove a source of contamination and associated contaminated materials at the twelfth site where no active soil remediation had previously occurred. A remediation plan concerning this site was submitted to the KDHE in 2020 and the KDHE has provided comments that we are addressing. We are also working on a remediation plan for an additional site that we expect to submit to the KDHE in 2022.

We also own or retain legal responsibility for certain environmental conditions at a former MGP site in Texas. At the request of the TCEQ, we began investigating the level and extent of contamination associated with the site under their Texas Risk Reduction Program. A preliminary site investigation revealed that this site contains contaminants generally associated with MGP sites and is subject to control or remediation under various environmental laws and regulations. Impacts have been identified in the soil and groundwater at the site with limited impacts observed in surrounding areas. On April 14, 2022, we submitted a remediation work plan to address the areas impacted to the TCEQ. At March 31, 2022, estimated costs associated with expected remediation activities for this site are not material.

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three months ended March 31, 2022 and 2021. The reserve for remediation of our MGP sites was $20.3 million and $23.0 million at March 31, 2022 and December 31, 2021, respectively. Environmental issues may exist with respect to MGP sites that are unknown to us. Accordingly, future costs are dependent on the final determination and regulatory approval of any remedial actions, the complexity of the site, level of remediation required, changing technology and governmental regulations, and to the extent not recovered by insurance or recoverable in rates from our customers, could be material to our financial condition, results of operations or cash flows.

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

Derivative Instruments - At March 31, 2022, we had no purchased natural gas call options. At December 31, 2021, we held purchased natural gas call options for the heating season ended March 2022, with total notional amounts of 13.2 Bcf, for which we paid premiums of $9.5 million, and which had a fair value of $2.3 million. These contracts are included in, and recoverable through, our purchased-gas cost adjustment mechanisms. Additionally, premiums paid, changes in fair value and any settlements received associated with these contracts are deferred as part of our unrecovered purchased-gas costs in our consolidated balance sheets. Our natural gas call options are classified as Level 1, as fair value amounts are based on unadjusted quoted prices in active markets including settled prices on the New York Mercantile Exchange. There were no transfers between levels for the periods presented.

Other Financial Instruments - The approximate fair value of cash and cash equivalents, accounts receivable and accounts payable is equal to book value, due to the short-term nature of these items. Our cash and cash equivalents are comprised of bank and money market accounts and are classified as Level 1. At March 31, 2022 and December 31, 2021, our other current and noncurrent assets include $7.0 million and $6.9 million of corporate bonds, respectively, and $3.2 million and $3.5 million of United States treasury notes, respectively. The fair value of corporate bonds and United States treasury notes approximate carrying value, and are classified as Level 2 and Level 1, respectively.

Commercial paper is due upon demand and, therefore, the carrying amounts approximate fair value and are classified as Level 1. The book value of our long-term debt, including current maturities, was $3.7 billion at March 31, 2022 and December 31, 2021. The estimated fair value of our long-term debt, including current maturities, was $3.7 billion and $3.9 billion at March 31, 2022 and December 31, 2021, respectively. The estimated fair value of our long-term debt was determined using quoted market prices, and is classified as Level 2.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the Notes to Consolidated Financial Statements in this Quarterly Report, as well as our Annual Report. Due to the seasonal nature of our business, the results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for a 12-month period.

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

In March 2021, we issued $1.0 billion of 0.85 percent senior notes due March 2023, $700 million of 1.10 percent senior notes due March 2024, and $800 million of floating-rate senior notes due March 2023. The floating-rate senior notes bear interest at a rate equal to three-month LIBOR plus 61 basis points per year, reset quarterly for the applicable interest period (1.41 percent at March 31, 2022). The net proceeds from the issuance were used for payment of gas purchases and related costs resulting from Winter Storm Uri and general corporate purposes. The net proceeds of the March 2021 debt issuance reduced the commitments under the ONE Gas 2021 Term Loan Facility on a dollar-for-dollar basis, and as a result no commitments remained outstanding and the facility was terminated concurrently with the closing of the debt issuance.

On September 21, 2021, we called $400 million of the floating-rate senior notes due March 2023 at par, using a combination of cash on hand and commercial paper. We did not have the right to call these senior notes prior to September 11, 2021.

Our purchased gas costs are recoverable through the tariffs in each state where we operate. Due to the higher level of gas purchase costs during Winter Storm Uri, related financing costs and other operational response costs, we are working with regulators to extend the recovery periods of such costs in order to lessen the immediate customer impact. In that regard, the OCC, KCC and the RRC each authorized certain utilities, including LDCs, to record regulatory assets to account for the extraordinary costs associated with this winter weather event, including but not limited to gas purchase costs and other costs related to the procurement and transportation of gas supply, carrying costs and other operational costs. As of March 31, 2022, we have deferred approximately $1.9 billion in costs associated with Winter Storm Uri.

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

ONE Gas Credit Agreement - On March 16, 2022, we entered into the first amendment to the second amended and restated ONE Gas Credit Agreement, which was previously amended and restated on March 16, 2021. The amendment extends the maturity date of the ONE Gas Credit Agreement to March 16, 2027, from March 16, 2026, and amends the ONE Gas Credit Agreement to provide that we may extend the maturity date, subject to the lenders’ consent, by one year two additional times. The amendment also changes the benchmark rate defined in the ONE Gas Credit Agreement to SOFR as administered by the Federal Reserve Bank of New York. All other material terms and conditions of the ONE Gas Credit Agreement remain in full force and effect.

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

We have received accounting orders in each of our jurisdictions authorizing us to accumulate and defer for regulatory purposes certain incremental costs incurred, including bad debt expenses, and certain lost revenues, net of offsetting expense reductions associated with COVID-19. Pursuant to these orders, the recovery of any net incremental costs and lost revenues will be determined in future rate cases or alternative rate recovery filings in each jurisdiction. For financial reporting purposes, any amounts deferred as a regulatory asset for future recovery under these accounting orders must be probable of recovery. At March 31, 2022, no regulatory assets have been recorded. In Oklahoma, the test period for our recently completed rate case included the impacts of COVID-19 on our cost of service in determining new rates that became effective in November 2021. In addition, annual PBRC filings, including the PBRC filing made in March 2022, allow us to include any impacts from COVID-19 in our test period cost of service to determine the impact on our rates. In Kansas and Texas, we continue to evaluate the impacts of COVID-19 on our business and will record regulatory assets for financial reporting purposes at such time as recovery is deemed probable.

See Notes 3 and 12 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional discussion regarding the effects of COVID-19 on us.

Dividend - In May 2022, we declared a dividend of $0.62 per share ($2.48 per share on an annualized basis) for shareholders of record as of May 16, 2022, payable on June 1, 2022.

REGULATORY ACTIVITIES

Oklahoma - In April 2021, Oklahoma Natural Gas submitted an initial application requesting a financing order pursuant to newly enacted securitization legislation in Oklahoma. On January 25, 2022, the OCC approved the financing order that reflected the terms of a settlement agreement reached in November 2021, which includes an agreement that all extreme gas purchase and extraordinary costs incurred as a result of Winter Storm Uri were reasonable and prudent and a financing order should be issued to recover these costs through securitization over a 25-year period. Following the issuance of the financing order, no parties to our application appealed the financing order to the Oklahoma Supreme Court during the 30-day appeal period. The securitization legislation allows the ODFA 24 months to complete the process to issue the securitized bonds; however, the financing order requests the ODFA to issue bonds and provide the net proceeds to Oklahoma Natural Gas as soon as feasible, but no later than December 31, 2022. Pursuant to the securitization statute in Oklahoma, the Oklahoma Supreme Court must validate that the bond issuance proposed by the ODFA complies with the securitization statute and the laws of Oklahoma. The ODFA received a hearing before the Oklahoma Supreme Court on April 13, 2022, seeking validation of the bond issuance. If the Oklahoma Supreme Court issues a ruling that validates the bond issuance by the ODFA complies with the Oklahoma securitization statute and the laws of Oklahoma, the ODFA will continue the process to issue the securitized bonds associated with the Oklahoma Natural Gas financing order. At March 31, 2022, Oklahoma Natural Gas has deferred approximately $1.3 billion in extraordinary costs attributable to Winter Storm Uri.

As required, PBRC filings are made annually on or before March 15, until the next general rate case which is required to be filed on or before June 30, 2027. On March 15, 2022, Oklahoma Natural Gas filed its required PBRC application for a calendar year 2021 test year. The filed request includes a $19.7 million base rate revenue increase, $2.3 million energy efficiency incentive, and $9.1 million of estimated EDIT to be credited to customers in 2023. A hearing is scheduled for August 4, 2022.

In May 2021, Oklahoma Natural Gas filed a general rate case. In October 2021, a joint stipulation and settlement agreement was signed by all parties to the rate case. In November 2021, the OCC issued an order approving the joint stipulation and settlement agreement. Upon approval of the order, Oklahoma Natural Gas’ base rates increased by $15.3 million. Premised on a return on equity of 9.4 percent and a common equity ratio of 58.55 percent, the order also includes the continuation of the PBRC tariff that was established in 2009. The approved order also states that Oklahoma Natural Gas may recover commodity costs of no more than $5.0 million annually for the purchase of RNG and that Oklahoma Natural Gas shall file an application on or before December 31, 2022, requesting approval of an RNG pilot program including an “opt-in” tariff allowing Oklahoma Natural Gas to allocate costs and benefits of RNG to those customers who choose RNG for their fuel source.

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

Kansas - In March 2021, the KCC issued an order adopting the KCC staff’s recommendation to open company-specific dockets to accept each utility’s filing of financial impact compliance reports and permit the KCC staff to conduct a review of the utility’s compliance report and its actions during Winter Storm Uri.

In May 2021, Kansas Gas Service filed a motion in its company-specific docket opened by the KCC, requesting a limited waiver of the penalty provisions of its tariff to eliminate the multipliers in the penalty calculation when calculating the penalties to assess on marketers and individually-balanced transportation customers for their unauthorized natural gas usage during Winter Storm Uri. In October 2021, a nonunanimous settlement agreement was filed with the KCC to reach a resolution on these penalties. Prior to a hearing on the amended settlement in January 2022, all parties reached a unanimous settlement, which was filed with a motion requesting approval of the unanimous settlement. Under the terms of the unanimous settlement, the carrying charge on assessed penalties was reduced to two percent, consistent with the nonunanimous agreement in the financial docket. On March 3, 2022, the KCC issued an order approving the settlement which modified the penalty provisions of Kansas Gas Service’s tariffs and included a carrying charge of two percent on amounts due to Kansas Gas Service. Any amounts collected from these penalties will reduce the regulatory asset for the winter weather event up to $52.6 million. Through April 29, 2022, we collected $47.5 million of these penalties.

In July 2021, Kansas Gas Service submitted its financial plan to the KCC as required by the company-specific docket opened by the KCC in March 2021. The plan includes a proposal for the Company to issue securitized bonds to recover the extraordinary costs resulting from Winter Storm Uri from its customers over a period of either 5, 7, or 10 years. The KCC issued an order approving a unanimous settlement agreement on February 8, 2022, that allows Kansas Gas Service to recover extraordinary costs as of October 31, 2021, net of any penalties recovered from marketers and individually-balanced transportation customers, plus carrying costs calculated at two percent, by seeking a financing order from the KCC for the issuance of securitized utility tariff bonds. The extraordinary costs, other than purchased gas costs, will be trued-up and validated.

On March 31, 2022, Kansas Gas Service submitted its application for a financing order to the KCC as contemplated by the unanimous settlement agreement, requesting approval to issue securitized bonds to recover extraordinary costs resulting from Winter Storm Uri and flexibility to recover the costs over 5, 7, 10 or 12 years. The KCC has until September 27, 2022, to review the application and issue a financing order if it deems the issuance of securitized bonds to be appropriate. If the KCC approves the financing order, we can begin the process to issue the securitized bonds. At March 31, 2022, Kansas Gas Service has deferred approximately $335.6 million in extraordinary costs, net of penalties billed, attributable to Winter Storm Uri.

In August 2021, Kansas Gas Service submitted an application to the KCC requesting an increase of approximately $7.6 million related to its GSRS. The KCC issued an order in November 2021, and the new surcharge became effective on December 1, 2021.

In May 2020, a bill amending the Kansas state income tax code was signed into law that exempts public utilities regulated by the KCC from paying Kansas state income taxes beginning January 1, 2021, and authorizes the KCC to adjust utility rates for the elimination of Kansas state income tax beginning January 1, 2021. As a result of the enactment of this legislation, we remeasured our ADIT. As a regulated entity, the reduction in ADIT of $84.2 million was recorded as a regulatory liability and will be refunded to our customers. This adjustment had no material impact on our income tax expense and no impact on our cash flows for the three months ended March 31, 2022. The bill stipulates that, if requested by the utility, this EDIT will be returned to Kansas customers over a period of no less than 30 years, with the exact timing to be determined in our next general rate proceeding. In August 2020, Kansas Gas Service submitted an application to the KCC to reduce its base rates to reflect the elimination of Kansas state income taxes by approximately $4.9 million. In December 2020, the KCC approved the reduction, effective January 1, 2021. See Note 3 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information.

Texas -Pursuant to securitization legislation enacted in Texas as a result of Winter Storm Uri and a June 2021 RRC Notice to Gas Utilities, Texas Gas Service submitted an application to the RRC on July 30, 2021, for an order authorizing the amount of extraordinary costs for recovery and other such specifications necessary for the issuance of securitized bonds.

In November 2021, the RRC approved a unanimous settlement agreement between Texas Gas Service, the other natural gas utilities in Texas participating in the securitization process, the staff of the RRC and all intervenors. The settlement agreement provides that all costs incurred by Texas Gas Service to purchase natural gas during Winter Storm Uri were reasonable, necessary and prudently incurred. Texas Gas Service agreed to reduce its regulatory asset amount to be securitized by the amount of extraordinary costs attributable to the West Texas service area, which will be recovered through a separate surcharge over a three-year period.

On February 8, 2022, the RRC issued a single financing order for Texas Gas Service and other natural gas utilities in Texas participating in the securitization process, which included a determination that the approved costs will be collected from customers over a period of not more than 30 years. The TPFA formed the Texas Natural Gas Securitization Finance Corporation, a new independent public authority, for purposes of issuing the securitized bonds and has begun the process to issue the securitized bonds, which by statute must be issued no later than August 7, 2022. At March 31, 2022, Texas Gas Service has deferred approximately $248.3 million in extraordinary costs associated with Winter Storm Uri, which includes $50.7 million attributable to the West Texas service area. Pursuant to the approved settlement order, in January 2022, Texas Gas Service began collecting the extraordinary costs, including carrying costs, associated with Winter Storm Uri attributable to the West Texas service area from those customers.

West Texas Service Area - In March 2022, Texas Gas Service made GRIP filings for all customers in the West Texas service area, requesting a $5.0 million increase to be effective in July 2022.

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

Other Texas Service Areas - In April 2022, Texas Gas Service filed its annual COSA filings for the incorporated area of the Rio Grande Valley service area, requesting an increase of $2.9 million. If approved, new rates will become effective in August 2022.

In April 2021, Texas Gas Service made its annual COSA filings for the incorporated areas of the Rio Grande Valley service area and the North Texas service area. In July 2021, the cities in the Rio Grande Valley and North Texas service areas agreed to increases of $3.5 million and $1.4 million, respectively. New rates became effective in August 2021.

In the normal course of business, Texas Gas Service has filed rate cases and sought GRIP and COSA increases in various other Texas jurisdictions to address investments in rate base and changes in expenses. For the three months ended March 31, 2022, no annual rate increases associated with these filings have been approved and $0.4 million were approved for the year ended December 31, 2021.

Winter Storm Uri Deferred Costs - In accordance with regulatory orders associated with this winter weather event, we have deferred approximately $1.9 billion in extraordinary costs for natural gas purchases, related financing and carrying costs and other operational costs. The amounts deferred at March 31, 2022, include invoiced costs for natural gas purchases that have not been paid as we work with our suppliers to resolve discrepancies in invoiced amounts. The amounts deferred may be adjusted as the differences are resolved. In addition, as a result of Winter Storm Uri, we were assessed penalties as a result of over- or under-deliveries of natural gas during periods that operational flow orders were imposed on us. Additionally, Kansas Gas Service assessed penalties under the modified penalty provisions of its tariff on marketers and individually-balanced transportation customers, or their agents, as approved by the KCC in March 2022. Amounts recorded reflect management’s best estimate of the amounts we may pay or receive and may be adjusted in future periods as the disposition of disputed invoices and the collectability of such penalties is determined. As these amounts are related to the extraordinary gas purchase costs associated with Winter Storm Uri, which are deferred, future adjustments to the amounts we have deferred are not expected to have a material impact on earnings.

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

Selected Financial Results - For the three months ended March 31, 2022, net income was $98.9 million, or $1.83 per diluted share, compared with $95.6 million, or $1.79 per diluted share, in the same period last year.

The following table sets forth certain selected financial results for our operations for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2022 vs. 2021
Financial Results	2022	2021	Increase (Decrease)
	(Millions of dollars, except percentages)
Natural gas sales	$927.0	$582.8	$344.2	59%
Transportation revenues	36.8	36.2	0.6	2%
Other revenues	7.6	6.3	1.3	21%
Total revenues	971.4	625.3	346.1	55%
Cost of natural gas	639.9	314.1	325.8	104%
Operating costs	133.6	128.6	5.0	4%
Depreciation and amortization	57.1	52.3	4.8	9%
Operating income	$140.8	$130.3	$10.5	8%
Capital expenditures and asset removal costs	$122.9	$109.0	$13.9	13%

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

Operating income increased $10.5 million for the three months ended March 31, 2022, compared with the same period last year, due primarily to the following:
•an increase of $15.1 million from new rates;
•a decrease of $2.4 million in bad debt expense; and
•an increase of $2.6 million in residential sales due to net customer growth.

These increases were offset partially by:
•an increase of $3.7 million in outside service costs; and
•an increase of $2.2 million in employee-related costs.

Other Factors Affecting Net Income - Other factors that affected net income for the three months ended March 31, 2022, compared with the same period last year, include an increase of $3.7 million in other expense, net, due primarily to a decrease in the value of investments associated with nonqualified employee benefit plans.

EDIT - For the three months ended March 31, 2022 and 2021, we credited income tax expense $7.9 million and $8.1 million, respectively, for the amortization of the regulatory liability associated with EDIT that was returned to customers.

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

Capital expenditures and asset removal costs were $13.9 million higher for the three months ended March 31, 2022, compared with the same period last year, due primarily to expenditures for system integrity and extension of service to new areas. Our full-year capital expenditures and asset removal costs are expected to be approximately $650 million for 2022.

Selected Operating Information - The following tables set forth certain selected operating information for the periods indicated:

	Three Months Ended								Variances
	March 31,								2022 vs. 2021
(in thousands)	2022				2021				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	834	598	654	2,086	826	595	647	2,068	8	3	7	18
Commercial and industrial	77	51	36	164	77	50	35	162	—	1	1	2
Other	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	6	1	12	5	6	1	12	—	—	—	—
Total customers	916	655	694	2,265	908	651	686	2,245	8	4	8	20

The increase in the average number of customers for the three months ended March 31, 2022, compared with the same periods last year, is due primarily to the connection of new customers resulting from the extension and expansion of our system. For the three months ended March 31, 2022, our average customer count includes approximately 6,700 new customer connections during the period compared to approximately 6,200 for the same period last year. For the year ended December 31, 2021, our average customer count included approximately 24,900 new customer connections.

The following table reflects the total volumes delivered, excluding the effects of WNA mechanisms on sales volumes.

	Three Months Ended
	March 31,
Volumes (MMcf)	2022	2021
Natural gas sales
Residential	60,650	62,979
Commercial and industrial	19,369	18,489
Other	1,111	1,081
Total sales volumes delivered	81,130	82,549
Transportation	67,071	64,319
Total volumes delivered	148,201	146,868

The impact of weather on residential and commercial natural gas sales is mitigated by WNA mechanisms in all jurisdictions.

The following table sets forth the HDDs by state for the periods indicated:

	Three Months Ended
	March 31,
	2022		2021		2022 vs. 2021	2022	2021
Heating Degree Days	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	1,985	1,792	2,045	1,775	(3)%	111%	115%
Kansas	2,532	2,461	2,490	2,461	2%	103%	101%
Texas	1,182	999	1,065	1,000	11%	118%	107%

Normal HDDs are established through rate proceedings in each of our jurisdictions for use primarily in weather normalization billing calculations. See further discussion on weather normalization in our Regulatory Overview section in Part 1, Item 1, “Business,” of our Annual Report. Normal HDDs disclosed above are based on:

•Oklahoma - For years 2021 through the current period, 10-year weighted average HDDs as of June 30, 2021, as calculated using 11 weather stations across Oklahoma and weighted on average customer count.
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

Short-term Debt - On March 16, 2022, we entered into the first amendment to the second amended and restated ONE Gas Credit Agreement, which was previously amended and restated on March 16, 2021. The amendment extends the maturity date of the ONE Gas Credit Agreement to March 16, 2027, from March 16, 2026, and amends the ONE Gas Credit Agreement to provide that we may extend the maturity date, subject to the lenders’ consent, by one year two additional times. The amendment also changes the benchmark rate defined in the ONE Gas Credit Agreement to SOFR as administered by the Federal Reserve Bank of New York. All other material terms and conditions of the ONE Gas Credit Agreement remain in full force and effect.

The ONE Gas Credit Agreement provides for a $1.0 billion revolving unsecured credit facility and includes a $20 million letter of credit subfacility and a $60 million swingline subfacility. We can request an increase in commitments of up to an additional
$500 million upon satisfaction of customary conditions, including receipt of commitments from either new lenders or increased commitments from existing lenders. The ONE Gas Credit Agreement is available to provide liquidity for working capital, capital expenditures, acquisitions and mergers, the issuance of letters of credit and for other general corporate purposes.

The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. At March 31, 2022, our total debt-to-capital ratio was 63 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement. We may reduce the unutilized portion of the ONE Gas Credit Agreement in whole or in part without premium or penalty. The ONE Gas Credit Agreement contains customary events of default. Upon the occurrence of certain events of default, the obligations under the ONE Gas Credit Agreement may be accelerated and the commitments may be terminated.

In June 2021, we increased the size of our commercial paper program to permit the issuance of commercial paper to fund short- term borrowing needs in an aggregate principal amount not to exceed $1.0 billion outstanding at any time. Prior to this increase, our commercial paper program permitted us to issue commercial paper in an aggregate principal amount not to exceed $700 million outstanding at any time. The maturities of the commercial paper vary but may not exceed 270 days from the date of issue. The commercial paper is generally sold at par less a discount representing an interest factor. At March 31, 2022, we had $505.2 million of commercial paper outstanding.

At March 31, 2022, we had $1.2 million in letters of credit issued and no borrowings under the ONE Gas Credit Agreement, with $998.8 million of remaining credit, which is available to repay any of our commercial paper borrowings.

In connection with the second amendment and restatement of the ONE Gas Credit Agreement on March 16, 2021, all commitments under our ONE Gas 364-day Credit Agreement, dated as of April 7, 2020, were terminated and all obligations under the ONE Gas 364-day Credit Agreement were paid in full and discharged.

Long-term Debt - In March 2021, we issued $1.0 billion of 0.85 percent senior notes due March 2023, $700 million of 1.10 percent senior notes due March 2024, and $800 million of floating-rate senior notes due March 2023. The floating-rate senior notes bear interest at a rate equal to three-month LIBOR plus 61 basis points per year, reset quarterly for the applicable interest period (1.41 percent at March 31, 2022). The net proceeds from the issuance were used for payment of gas purchases and related costs resulting from Winter Storm Uri and general corporate purposes.

In the event LIBOR is not available, and such circumstances are unlikely to be temporary, we or our designee may establish an alternative interest rate for our floating-rate senior notes due 2023 by replacing LIBOR with one or more secured financing-based rates or another alternate benchmark rate.

In September 2021, we called $400 million of the floating-rate senior notes due 2023 at par, using a combination of cash on hand and commercial paper. We did not have the right to call these senior notes prior to September 11, 2021. As discussed in Note 3 of the Notes to Consolidated Financial Statements in this Quarterly Report, the OCC and RRC have authorized financing orders and the KCC has authorized a financial plan for the recovery of the extraordinary costs incurred by Oklahoma Natural Gas, Texas Gas Service (excluding the West Texas service area) and Kansas Gas Service, respectively, through the issuance of securitized bonds. We anticipate securitized bonds will be issued in Oklahoma and Texas in 2022 and in Kansas in 2023. We expect to use these proceeds to call the outstanding senior notes due in March 2023 and March 2024, and use our commercial paper program to call any remaining notes.

The indenture governing our Senior Notes includes an event of default upon the acceleration of other indebtedness of $100 million or more. Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding Senior Notes to declare those Senior Notes immediately due and payable in full.

In February 2021, we entered into the ONE Gas 2021 Term Loan Facility as part of the financing of our natural gas purchases in order to provide sufficient liquidity to satisfy our obligations as a result of Winter Storm Uri. The net proceeds of the March

2021 debt issuance reduced the commitments under the ONE Gas 2021 Term Loan Facility on a dollar-for-dollar basis, and as a result no commitments remained outstanding and the facility was terminated concurrently with the closing of the debt issuance.

At March 31, 2022, our long-term debt-to-capital ratio was 60 percent.

Credit Ratings - Our credit ratings as of March 31, 2022, were:

Rating Agency	Rating	Outlook
Moody’s	A3	Stable
S&P	BBB+	Negative

Our commercial paper is rated Prime-2 by Moody’s and A-2 by S&P. We intend to maintain credit metrics at a level that supports our balanced approach to capital investment and a return of capital to shareholders via a dividend that we believe will be competitive with our peer group.

At-the-Market Equity Program - In February 2020, we initiated an at-the-market equity program by entering into an equity distribution agreement under which we may issue and sell shares of our common stock with an aggregate offering price up to $250 million (including any shares of common stock that may be sold pursuant to the master forward sale confirmation entered into in connection with the equity distribution agreement and the related supplemental confirmations). Sales of common stock are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. For the three months ended March 31, 2022, we issued and sold 403,792 shares of our common stock for $35.0 million, generating proceeds, net of issuance costs, of $34.7 million. At March 31, 2022, we had $180.0 million of equity available for issuance under the program.

EDIT - The return of EDIT to our customers is not expected to have a material impact on earnings, as any reduction or credit in rates is largely offset by a noncash reduction in income tax expense. However, as a result, cash flows for the three months ended March 31, 2022 and 2021, were reduced by approximately $7.9 million and $8.1 million, respectively, for EDIT returned to customers.

Pension and Other Postemployment Benefit Plans - In 2022, our contributions are expected to be $1.5 million to our defined benefit pension plans, and no contributions are expected to be made to our other postemployment benefit plans. Information about our pension and other postemployment benefits plans, including anticipated contributions, is included under Note 14 of the Notes to Consolidated Financial Statements in our Annual Report. See Note 9 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Three Months Ended
	March 31,		Variance
	2022	2021	2022 vs. 2021
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$107.6	$(1,659.3)	$1,766.9
Investing activities	(113.4)	(101.2)	(12.2)
Financing activities	9.3	2,457.4	(2,448.1)
Change in cash and cash equivalents	3.5	696.9	(693.4)
Cash and cash equivalents at beginning of period	8.9	8.0	0.9
Cash and cash equivalents at end of period	$12.4	$704.9	$(692.5)

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

Operating cash flows were higher for the three months ended March 31, 2022, compared with the prior period, due primarily to the increased natural gas purchases in the prior period resulting from Winter Storm Uri, which were deferred and included in regulatory assets. See Note 3 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information.

Investing Cash Flows - Cash used in investing activities increased for the three months ended March 31, 2022, due primarily to an increase in capital expenditures for system integrity and extension of service to new areas in the first quarter 2022, compared with the first quarter 2021.

Financing Cash Flows - Cash provided by financing activities decreased for the three months ended March 31, 2022, compared with the prior period, due primarily to increased prior period borrowings to finance the increased natural gas purchases resulting from Winter Storm Uri.

ENVIRONMENTAL, SAFETY AND REGULATORY MATTERS

COVID-19 - See “Recent Developments,” as well as Notes 3 and 12 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional discussion regarding the effects of COVID-19 on us.

Environmental Matters - We are subject to multiple laws and regulations regarding protection of the environment and natural and cultural resources, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, plant and wildlife protection, hazardous materials use, storage and transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits or the discovery of presently unknown environmental conditions may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the CAA and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three months ended March 31, 2022 and 2021.

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

We have an AAO that allows Kansas Gas Service to defer and seek recovery of costs necessary for investigation and remediation at, and nearby, these 12 former MGP sites that are incurred after January 1, 2017, up to a cap of $15.0 million, net of any related insurance recoveries. Costs approved for recovery in a future rate proceeding would then be amortized over a 15-year period. The unamortized amounts will not be included in rate base or accumulate carrying charges. Following a determination that future investigation and remediation work approved by the KDHE is expected to exceed $15.0 million, net of any related insurance recoveries, Kansas Gas Service will be required to file an application with the KCC for approval to increase the $15.0 million cap. At March 31, 2022, we have deferred $30.0 million for accrued investigation and remediation costs pursuant to our AAO. Kansas Gas Service expects to file an application as soon as practicable after the KDHE approves the plans we have submitted and anticipates that filing will occur in 2023.

We have completed or are addressing removal of the source of soil contamination at all 12 sites and continue to monitor groundwater at seven of the 12 sites according to plans approved by the KDHE. In 2019, we completed a project to remove a source of contamination and associated contaminated materials at the twelfth site where no active soil remediation had previously occurred. A remediation plan concerning this site was submitted to the KDHE in 2020 and the KDHE has provided comments that we are addressing. We are also working on a remediation plan for an additional site that we expect to submit to the KDHE in 2022.

We also own or retain legal responsibility for certain environmental conditions at a former MGP site in Texas. At the request of the TCEQ, we began investigating the level and extent of contamination associated with the site under their Texas Risk Reduction Program. A preliminary site investigation revealed that this site contains contaminants generally associated with MGP sites and is subject to control or remediation under various environmental laws and regulations. Impacts have been identified in the soil and groundwater at the site with limited impacts observed in surrounding areas. On April 14, 2022, we submitted a remediation work plan to address the areas impacted to the TCEQ. At March 31, 2022, estimated costs associated with expected remediation activities for this site are not material.

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three months ended March 31, 2022 and 2021. The reserve for remediation of our MGP sites was $20.3 million and $23.0 million at March 31, 2022 and December 31, 2021, respectively. Environmental issues may exist with respect to MGP sites that are unknown to us. Accordingly, future costs are dependent on the final determination and regulatory approval of any remedial actions, the complexity of the site, level of remediation required, changing technology and governmental regulations, and to the extent not recovered by insurance or recoverable in rates from our customers, could be material to our financial condition, results of operations or cash flows.

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

Air and Water Emissions - The CAA, the Clean Water Act, and analogous state laws and/or regulations promulgated thereunder, impose restrictions and controls regarding the discharge of pollutants into the air and water in the United States. Failure to comply with these requirements may result in substantial fines or other penalties, including (in certain cases) the revocation of necessary permits. Under the CAA, a federally enforceable operating permit is required for sources of significant air emissions. We may be required to incur certain capital expenditures for air-pollution-control equipment in connection with obtaining or maintaining permits and approvals for sources of air emissions. Such expenditures have not had a material impact on our respective results of operations, financial position or cash flows; however, we cannot predict the impacts of any future requirements. The Clean Water Act imposes substantial potential liability for the discharge of pollutants into waters of the United States, including the potential for fines, civil enforcement, or orders to perform remediation of waters affected by such discharge.

Climate – The threat of climate change continues to attract considerable attention. International, federal, regional and/or state legislative and/or regulatory initiatives may be proposed in the future to regulate greenhouse gas emissions. For example, President Biden has announced that climate change will be a focus of his administration and has signed several executive orders on the subject. For more information, see our risk factor titled “Carbon neutral, energy-efficiency or other legislation or regulations intended to address climate change could increase our operating costs or restrict our market opportunities, adversely affecting our financial results, growth, cash flows and results of operations” in our Annual Report. We monitor relevant legislation and regulatory initiatives to assess the potential impact on our operations. The EPA’s Mandatory Greenhouse Gas Reporting Rule requires annual greenhouse gas emissions reporting as carbon dioxide equivalents from affected facilities and for the natural gas delivered by us to our natural gas distribution customers who are not otherwise required to report their own emissions. The additional cost to gather and report this emission data did not have, and we do not expect it to have, a material impact on our results of operations, financial position or cash flows. In addition, Congress has considered, and may consider in the future, legislation to reduce greenhouse gas emissions, including carbon dioxide and methane. Likewise, the EPA may institute additional regulatory rulemaking associated with greenhouse gas emissions. At this time, no rule or legislation has been enacted for natural gas distribution that assesses any costs, fees or expenses on any of these emissions.

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

In September 2020, we announced membership in ONE Future, a group of natural gas companies working together to voluntarily reduce methane emissions across the natural gas value chain to one percent or less by 2025. We submitted our 2020 data, which ONE Future aggregates with peer members. In its most recent report, ONE Future stated that its members registered a 2020 methane intensity of 0.424 percent, which surpassed the 2025 goal of 1.0 percent. The intensity for the distribution sector, which includes us, was 0.118 percent, beating the goal of 0.225 percent by 46 percent. Participating distribution companies represented 40 percent of the natural gas delivered in the U.S. in 2020.

Additional information about our environmental matters is included in the section entitled “Environmental Matters” in Note 12 of the Notes to Consolidated Financial Statements in this Quarterly Report. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation, and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows for the three months ended March 31, 2022 and 2021.

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
•population growth rates and changes in the demographic patterns of the markets we serve, and economic conditions in these areas’ housing markets;
•acts of nature and the potential effects of threatened or actual terrorism and war, including recent events in Europe;
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

Commodity Price Risk

Our commodity price risk, driven primarily by fluctuations in the price of natural gas, is mitigated by our purchased-gas cost adjustment mechanisms through which we pass-through natural gas costs to our customers without profit. We may use derivative instruments to economically hedge the cost of a portion of our anticipated natural gas purchases during the winter heating months to reduce the impact on our customers of upward market price volatility of natural gas. Additionally, we inject natural gas into storage during the summer months, when natural gas prices are typically lower, and withdraw the natural gas during the winter heating season. Gains or losses associated with these derivative instruments and storage activities are included in, and recoverable through our purchased-gas cost adjustment mechanisms, which are subject to review by regulatory authorities.

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

Counterparty Credit Risk

We assess the creditworthiness of our customers. Those customers who do not meet minimum standards are required to provide security, including deposits and other forms of collateral, when appropriate and allowed by tariff. With approximately 2.3 million customers across three states, we are not exposed materially to a concentration of credit risk. We maintain a provision for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, consideration of the current credit environment and other information. We are able to recover the fuel-related portion of bad debts through our purchased-gas cost adjustment mechanisms.

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the first quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.2	Amended and Restated By-Laws of ONE Gas, Inc. dated April 27, 2020 (incorporated by reference to Exhibit 3.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on April 27, 2020 (File No. 1-36108)).

10.1	Form of 2022 Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.28 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 24, 2022 (File No. 1-36108)).

10.2	Form of 2022 Performance Unit Award Agreement (incorporated by reference to Exhibit 10.29 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 24, 2022 (File No. 1-36108)).

10.3
First Amendment to Second Amended and Restated Credit Agreement, dated as of March 16, 2022, among ONE Gas, Inc., Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on March 17, 2022 (File No. 1-36108)).

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

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three months ended March 31, 2022 and 2021; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021; (iv) Consolidated Balance Sheets at March 31, 2022 and December 31, 2021; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021; (vi) Consolidated Statements of Equity for the three months ended March 31, 2022 and 2021; and (vii) Notes to Consolidated Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 3, 2022		ONE Gas, Inc.
Registrant

	By:	/s/ Caron A. Lawhorn
Caron A. Lawhorn
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)