Form 10-Q
period 2022-06-30
ONE Gas, Inc.
filed 2022-08-02
CIK 1587732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022.
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

On July 25, 2022, the Company had 54,137,522 shares of common stock outstanding.

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

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2022	2021	2022	2021
	(Thousands of dollars, except per share amounts)

Total revenues	$428,975	$315,646	$1,400,434	$940,939

Cost of natural gas	188,251	93,701	828,197	407,770

Operating expenses
Operations and maintenance	110,579	103,534	225,674	214,420
Depreciation and amortization	55,043	50,872	112,180	103,138
General taxes	16,533	16,437	35,057	34,164
Total operating expenses	182,155	170,843	372,911	351,722
Operating income	58,569	51,102	199,326	181,447
Other income (expense), net	(3,983)	451	(8,128)	46
Interest expense, net	(16,320)	(14,996)	(31,915)	(30,436)
Income before income taxes	38,266	36,557	159,283	151,057
Income taxes	(6,191)	(6,464)	(28,274)	(25,389)
Net income	$32,075	$30,093	$131,009	$125,668

Earnings per share
Basic	$0.59	$0.56	$2.42	$2.35
Diluted	$0.59	$0.56	$2.42	$2.35

Average shares (thousands)
Basic	54,262	53,466	54,092	53,419
Diluted	54,335	53,548	54,183	53,531

Dividends declared per share of stock	$0.62	$0.58	$1.24	$1.16
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2022	2021	2022	2021
	(Thousands of dollars)
Net income	$32,075	$30,093	$131,009	$125,668
Other comprehensive income, net of tax
Change in pension and other postemployment benefit plan liability, net of tax of $(10), $(91), $(29) and $(182) respectively	30	299	99	599
Total other comprehensive income, net of tax	30	299	99	599
Comprehensive income	$32,105	$30,392	$131,108	$126,267
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Unaudited)	2022	2021
Assets	(Thousands of dollars)
Property, plant and equipment
Property, plant and equipment	$7,494,631	$7,274,268
Accumulated depreciation and amortization	2,137,601	2,083,433
Net property, plant and equipment	5,357,030	5,190,835
Current assets
Cash and cash equivalents	7,385	8,852
Accounts receivable, net	242,671	341,756
Materials and supplies	62,819	54,892
Natural gas in storage	198,306	179,646
Regulatory assets	1,609,763	1,611,676
Other current assets	27,929	27,742
Total current assets	2,148,873	2,224,564
Goodwill and other assets
Regulatory assets	637,021	724,862
Goodwill	157,953	157,953
Other assets	110,535	103,906
Total goodwill and other assets	905,509	986,721
Total assets	$8,411,412	$8,402,120
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS
(Continued)
	June 30,	December 31,
(Unaudited)	2022	2021
Equity and Liabilities	(Thousands of dollars)
Equity and long-term debt
Common stock, $0.01 par value: authorized 250,000,000 shares; issued and outstanding 54,137,217 shares at June 30, 2022; issued and outstanding 53,633,210 shares at December 31, 2021	$541	$536
Paid-in capital	1,830,678	1,790,362
Retained earnings	628,805	565,161
Accumulated other comprehensive loss	(6,428)	(6,527)
Total equity	2,453,596	2,349,532
Long-term debt, excluding current maturities and net of issuance costs of $12,038 and $12,418, respectively	2,283,865	3,683,378
Total equity and long-term debt	4,737,461	6,032,910
Current liabilities
Current maturities of long-term debt	1,400,011	11
Short-term debt	490,100	494,000
Accounts payable	186,425	258,554
Accrued taxes other than income	58,183	67,035
Regulatory liabilities	33,755	8,090
Customer deposits	60,277	62,454
Other current liabilities	99,534	90,349
Total current liabilities	2,328,285	980,493
Deferred credits and other liabilities
Deferred income taxes	690,751	695,284
Regulatory liabilities	538,717	552,928
Employee benefit obligations	25,131	35,226
Other deferred credits	91,067	105,279
Total deferred credits and other liabilities	1,345,666	1,388,717
Commitments and contingencies
Total liabilities and equity	$8,411,412	$8,402,120
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended
	June 30,
(Unaudited)	2022	2021
	(Thousands of dollars)
Operating activities
Net income	$131,009	$125,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	112,180	103,138
Deferred income taxes	(18,780)	24,954
Share-based compensation expense	5,699	5,679
Provision for doubtful accounts	2,511	5,496
Changes in assets and liabilities:
Accounts receivable	100,955	126,842
Materials and supplies	(7,927)	691
Natural gas in storage	(18,660)	8,198
Asset removal costs	(20,919)	(21,375)
Accounts payable	(92,887)	13,519
Accrued taxes other than income	(8,852)	(7,710)
Customer deposits	(2,177)	(11,263)
Regulatory assets and liabilities - current	43,697	13,579
Regulatory assets and liabilities - noncurrent	56,135	(1,931,332)
Other assets and liabilities - current	8,234	(14,300)
Other assets and liabilities - noncurrent	(3,541)	(19,132)
Cash provided by (used in) operating activities	286,677	(1,577,348)
Investing activities
Capital expenditures	(251,060)	(217,039)
Other investing expenditures	(1,332)	(2,821)
Other investing receipts	891	716
Cash used in investing activities	(251,501)	(219,144)
Financing activities
Borrowings (repayments) on short-term debt, net	(3,900)	(418,225)
Issuance of debt, net of discounts	—	2,498,895
Long-term debt financing costs	—	(35,110)
Issuance of common stock	37,104	18,122
Dividends paid	(66,821)	(61,785)
Tax withholdings related to net share settlements of stock compensation	(3,026)	(4,328)
Cash provided by (used in) financing activities	(36,643)	1,997,569
Change in cash and cash equivalents	(1,467)	201,077
Cash and cash equivalents at beginning of period	8,852	7,993
Cash and cash equivalents at end of period	$7,385	$209,070
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)	Common Stock Issued	Common Stock	Paid-in Capital
	(Shares)	(Thousands of dollars)

January 1, 2022	53,633,210	$536	$1,790,362
Net income	—	—	—
Other comprehensive income	—	—	—
Common stock issued and other	456,607	5	34,135
Common stock dividends - $0.62 per share	—	—	274
March 31, 2022	54,089,817	$541	$1,824,771
Net income	—	—	—
Other comprehensive income	—	—	—
Common stock issued and other	47,400	—	5,636
Common stock dividends - $0.62 per share	—	—	271
June 30, 2022	54,137,217	$541	$1,830,678

January 1, 2021	53,166,733	$532	$1,756,921
Net income	—	—	—
Other comprehensive income	—	—	—
Common stock issued and other	78,278	—	(1,705)
Common stock dividends - $0.58 per share	—	—	260
March 31, 2021	53,245,011	$532	$1,755,476
Net income	—	—	—
Other comprehensive income	—	—	—
Common stock issued and other	254,226	3	21,175
Common stock dividends - $0.58 per share	—	—	260
June 30, 2021	53,499,237	$535	$1,776,911
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(Continued)
(Unaudited)	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	(Thousands of dollars)

January 1, 2022	$565,161	$(6,527)	$2,349,532
Net income	98,934	—	98,934
Other comprehensive income	—	69	69
Common stock issued and other	—	—	34,140
Common stock dividends - $0.62 per share	(33,559)	—	(33,285)
March 31, 2022	$630,536	$(6,458)	$2,449,390
Net income	32,075	—	32,075
Other comprehensive income	—	30	30
Common stock issued and other	—	—	5,636
Common stock dividends - 0.62 per share	(33,806)	—	(33,535)
June 30, 2022	$628,805	$(6,428)	$2,453,596

January 1, 2021	$483,635	$(7,777)	$2,233,311
Net income	95,575	—	95,575
Other comprehensive income	—	300	300
Common stock issued and other	—	—	(1,705)
Common stock dividends - $0.58 per share	(31,142)	—	(30,882)
March 31, 2021	$548,068	$(7,477)	$2,296,599
Net income	30,093	—	30,093
Other comprehensive income	—	299	299
Common stock issued and other	—	—	21,178
Common stock dividends - $0.58 per share	(31,163)	—	(30,903)
June 30, 2021	$546,998	$(7,178)	$2,317,266
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. These statements also have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The 2021 year-end consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes in our Annual Report. Our significant accounting policies are described in Note 1 of our Notes to Consolidated Financial Statements in our Annual Report. Due to the seasonal nature of our business, the results of operations for the six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for a 12-month period.

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

Segments - We operate in one reportable business segment: regulated public utilities that deliver natural gas primarily to residential, commercial and transportation customers. The accounting policies for our segment are the same as those described in Note 1 of our Notes to Consolidated Financial Statements in our Annual Report. We evaluate our financial performance principally on net income. For the three and six months ended June 30, 2022 and 2021, we had no single external customer from which we received 10 percent or more of our gross revenues.

Property, Plant and Equipment and Asset Removal Costs - Accounts payable for construction work in process and asset removal costs decreased by approximately $7.8 million and $7.5 million for the six months ended June 30, 2022 and 2021, respectively. Such amounts are not included in capital expenditures or asset removal costs in our consolidated statements of cash flows.

Accounts Receivable - Accounts receivable represent valid claims against nonaffiliated customers for natural gas sold or services rendered, net of allowances for doubtful accounts. We assess the creditworthiness of our customers. Those customers who do not meet minimum standards may be required to provide security, including deposits and other forms of collateral, when appropriate and allowed by our tariffs. With approximately 2.3 million customers across three states, we are not exposed materially to a concentration of credit risk. We maintain an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, consideration of the current environment and other information. We recover natural gas costs related to accounts written off when they are deemed uncollectible through the purchased-gas cost adjustment mechanisms in each of our jurisdictions. At June 30, 2022 and December 31, 2021, our allowance for doubtful accounts was $18.9 million and $18.7 million, respectively.

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

2.REVENUE

The following table sets forth our revenues disaggregated by source for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(Thousands of dollars)
Natural gas sales to customers	$393,292	$281,450	$1,318,449	$865,244
Transportation revenues	28,000	26,216	64,316	62,418
Miscellaneous revenues	5,128	4,073	9,624	7,728
Total revenues from contracts with customers	426,420	311,739	1,392,389	935,390
Other revenues - natural gas sales related	(115)	1,325	2,231	304
Other revenues	2,670	2,582	5,814	5,245
Total other revenues	2,555	3,907	8,045	5,549
Total revenues	$428,975	$315,646	$1,400,434	$940,939

Accrued unbilled natural gas sales revenues at June 30, 2022 and December 31, 2021, were $71.9 million and $183.2 million, respectively, and are included in accounts receivable on our consolidated balance sheets.

3.    REGULATORY ASSETS AND LIABILITIES

The tables below present a summary of regulatory assets and liabilities, net of amortization, for the periods indicated:

	June 30, 2022
	Current	Noncurrent	Total
	(Thousands of dollars)
Winter weather event costs	$1,560,219	$350,243	$1,910,462
Under-recovered purchased-gas costs	5,189	—	5,189
Pension and postemployment benefit costs	4,010	250,630	254,640
Reacquired debt costs	811	3,708	4,519
MGP remediation costs	98	29,792	29,890
Ad-valorem tax	10,002	—	10,002
WNA	10,791	—	10,791
Customer credit deferrals	16,408	—	16,408
Other	2,235	2,648	4,883
Total regulatory assets, net of amortization	1,609,763	637,021	2,246,784
Income tax rate changes	—	(538,717)	(538,717)
Over-recovered purchased-gas costs	(33,755)	—	(33,755)
Total regulatory liabilities	(33,755)	(538,717)	(572,472)
Net regulatory assets and liabilities	$1,576,008	$98,304	$1,674,312

	December 31, 2021
	Current	Noncurrent	Total
	(Thousands of dollars)
Winter weather event costs	$1,536,054	$428,023	$1,964,077
Under-recovered purchased-gas costs	31,863	—	31,863
Pension and postemployment benefit costs	11,507	260,559	272,066
Reacquired debt costs	812	4,070	4,882
MGP remediation costs	98	29,841	29,939
Ad-valorem tax	8,561	—	8,561
WNA	10,044	—	10,044
Customer credit deferrals	10,685	—	10,685
Other	2,052	2,369	4,421
Total regulatory assets, net of amortization	1,611,676	724,862	2,336,538
Income tax rate changes	—	(552,928)	(552,928)
Over-recovered purchased-gas costs	(8,090)	—	(8,090)
Total regulatory liabilities	(8,090)	(552,928)	(561,018)
Net regulatory assets and liabilities	$1,603,586	$171,934	$1,775,520

Regulatory assets in our consolidated balance sheets, as authorized by various regulatory authorities, are probable of recovery. Base rates and certain riders are designed to provide a recovery of costs during the period such rates are in effect, but do not generally provide for a return on investment for amounts we have deferred as regulatory assets. All of our regulatory assets are subject to review by the respective regulatory authorities during future regulatory proceedings. We are not aware of any evidence that these costs will not be recoverable through either riders, base rates, or securitization.

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

Oklahoma - Beginning in the first quarter 2021, Oklahoma Natural Gas began deferring to a regulatory asset the extraordinary costs associated with this unprecedented winter weather event, including commodity costs, operational costs and carrying costs in accordance with an order issued by the OCC in March 2021.

In April 2021, Oklahoma Natural Gas submitted an initial application requesting a financing order pursuant to newly enacted securitization legislation in Oklahoma. On January 25, 2022, the OCC approved the financing order that reflected the terms of a settlement agreement reached in November 2021, which includes an agreement that all extreme gas purchase and extraordinary costs incurred as a result of Winter Storm Uri were reasonable and prudent and a financing order should be issued to recover these costs through securitization over a 25-year period. Following the issuance of the financing order, no parties to our application appealed the financing order to the Oklahoma Supreme Court during the 30-day appeal period. The securitization legislation allows the ODFA 24 months to complete the process to issue the securitized bonds; however, the financing order requests the ODFA to issue bonds and provide the net proceeds to Oklahoma Natural Gas as soon as feasible, but no later than December 31, 2022. Pursuant to the securitization statute in Oklahoma, the Oklahoma Supreme Court must validate that the bond issuance proposed by the ODFA complies with the securitization statute and the laws of Oklahoma. The ODFA received a hearing before the Oklahoma Supreme Court on April 13, 2022, seeking validation of the bond issuance. On May 24, 2022, validation was received from the Oklahoma Supreme Court. On July 15, 2022, the ODFA began the marketing process for the bonds. Bonds are expected to be issued and proceeds received in the third quarter of 2022. At June 30, 2022, Oklahoma Natural Gas has deferred approximately $1.3 billion in extraordinary costs attributable to Winter Storm Uri.

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

In May 2021, Kansas Gas Service filed a motion in its company-specific docket opened by the KCC, requesting a limited waiver of the penalty provisions of its tariff to eliminate the multipliers in the penalty calculation when calculating the penalties to assess on marketers and individually-balanced transportation customers for their unauthorized natural gas usage during Winter Storm Uri. In October 2021, a nonunanimous settlement agreement was filed with the KCC to reach a resolution on these penalties. Prior to a hearing on the amended settlement in January 2022, all parties reached a unanimous settlement, which was filed with a motion requesting approval of the unanimous settlement. Under the terms of the unanimous settlement, the carrying charge on assessed penalties was reduced to two percent, consistent with the nonunanimous agreement in the financial docket. On March 3, 2022, the KCC issued an order approving the settlement which modified the penalty provisions of Kansas Gas Service’s tariffs and included a carrying charge of two percent on amounts due to Kansas Gas Service. Amounts collected from these penalties will reduce the regulatory asset for the winter weather event, up to $52.6 million. Through June 30, 2022, we have collected $48.3 million of these penalties.

In July 2021, Kansas Gas Service submitted its financial plan to the KCC as required by the company-specific docket opened by the KCC in March 2021. The plan includes a proposal for a newly formed, bankruptcy remote subsidiary of the Company to issue securitized bonds to recover the extraordinary costs resulting from Winter Storm Uri from its customers over a period of either 5, 7, or 10 years. The KCC issued an order approving a unanimous settlement agreement on February 8, 2022, that allows Kansas Gas Service to recover extraordinary costs as of October 31, 2021, net of any penalties recovered from marketers and individually-balanced transportation customers, plus carrying costs calculated at two percent, by seeking a financing order from the KCC for the issuance of securitized utility tariff bonds.

On March 31, 2022, Kansas Gas Service submitted its application for a financing order to the KCC as contemplated by the unanimous settlement agreement, requesting approval to issue securitized bonds to recover extraordinary costs resulting from Winter Storm Uri and flexibility to recover the costs over 5, 7, 10 or 12 years. On July 14, 2022, Kansas Gas Service, the KCC Staff and the Citizens’ Utility Ratepayer Board reached a settlement agreement for the issuance of a financing order allowing the Company to issue securitized utility tariff bonds in the amount of approximately $328.0 million plus issuance fees. The final amount to be securitized will be provided in the final Issuance Advice Letter. The agreement provides for the issuance of bonds with a scheduled final maturity of between 7 and 10 years with flexibility within that range, if necessary, to achieve a AAA rating. The KCC has until September 27, 2022, to issue a financing order if it deems the issuance of the securitized bonds to be appropriate. If the KCC approves the financing order, we can begin the process to issue the securitized bonds. At June 30, 2022, Kansas Gas Service has deferred approximately $337.7 million in extraordinary costs, net of penalties billed, attributable to Winter Storm Uri. The amount deferred at June 30, 2022, in excess of the amount to be securitized, primarily includes accrued costs for natural gas purchases that have not been paid as we work with our suppliers to resolve discrepancies in invoiced amounts. These amounts will be recovered through our purchased gas cost mechanisms or other regulatory filings and may be adjusted as the differences are resolved.

Texas - Pursuant to securitization legislation enacted in Texas as a result of Winter Storm Uri and a June 2021 RRC Notice to Gas Utilities, Texas Gas Service submitted an application to the RRC on July 30, 2021, for an order authorizing the amount of extraordinary costs for recovery and other such specifications necessary for the issuance of securitized bonds.

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

On February 8, 2022, the RRC issued a single financing order for Texas Gas Service and other natural gas utilities in Texas participating in the securitization process, which included a determination that the approved costs will be collected from customers over a period of not more than 30 years. The TPFA formed the Texas Natural Gas Securitization Finance Corporation, a new independent public authority, for purposes of issuing the securitized bonds and has begun the process to issue the securitized bonds, which are expected to be issued in the fourth quarter of 2022. At June 30, 2022, Texas Gas Service has deferred approximately $246.7 million in extraordinary costs associated with Winter Storm Uri, which includes $48.5 million attributable to the West Texas service area. Pursuant to the approved settlement order, in January 2022, Texas Gas Service began collecting the extraordinary costs, including carrying costs, associated with Winter Storm Uri attributable to the West Texas service area from those customers.

In accordance with these regulatory orders associated with the winter weather event, we have deferred approximately $1.9 billion in extraordinary costs for natural gas purchases, related financing and carrying costs and other operational costs.

The amounts deferred at June 30, 2022, include invoiced costs for natural gas purchases that have not been paid as we work with our suppliers to resolve discrepancies in invoiced amounts. The amounts deferred may be adjusted as the differences are resolved. In addition, as a result of Winter Storm Uri, we were assessed penalties as a result of over- or under-deliveries of natural gas during periods that operational flow orders were imposed on us. Additionally, Kansas Gas Service assessed penalties under the modified penalty provisions of its tariff on marketers and individually-balanced transportation customers, or their agents, as approved by the KCC in March 2022. Amounts recorded reflect management’s best estimate of the amounts we may pay or receive and may be adjusted in future periods as the disposition of disputed invoices and the collectability of such penalties is determined. As these amounts are related to the extraordinary gas purchase costs associated with Winter Storm Uri, which are deferred, future adjustments to the amounts we have deferred are not expected to have a material impact on earnings.

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

We have received accounting orders in each of our jurisdictions authorizing us to accumulate and defer for regulatory purposes certain incremental costs incurred, including bad debt expenses, and certain lost revenues, net of offsetting expense reductions associated with COVID-19. Pursuant to these orders, the recovery of any net incremental costs and lost revenues will be determined in future rate cases or alternative rate recovery filings in each jurisdiction. For financial reporting purposes, any amounts deferred as a regulatory asset for future recovery under these accounting orders must be probable of recovery. At June 30, 2022, no regulatory assets have been recorded. In Oklahoma, the test period for our recently completed rate case included the impacts of COVID-19 on our cost of service in determining new rates that became effective in November 2021. In addition, annual PBRC filings, including the PBRC filing made in March 2022, allow us to include any impacts from COVID-19 in our test period cost of service to determine the impact on our rates. In Kansas and Texas, we continue to evaluate the impacts of COVID-19 on our business and will record regulatory assets for financial reporting purposes at such time as recovery is deemed probable.

Recovery through rates resulted in amortization of regulatory assets of approximately $1.6 million and $1.0 million for the three months ended June 30, 2022 and 2021, respectively, and approximately $6.0 million and $3.9 million for the six months ended June 30, 2022 and 2021, respectively.

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

The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. At June 30, 2022, our total debt-to-capital ratio was 63 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement. We may reduce the unutilized portion of the ONE Gas Credit Agreement in whole or in part without premium or penalty. The ONE Gas Credit Agreement contains customary events of default. Upon the occurrence of certain events of default, the obligations under the ONE Gas Credit Agreement may be accelerated and the commitments may be terminated.

At June 30, 2022, we had $1.2 million in letters of credit issued and no borrowings under the ONE Gas Credit Agreement, with $998.8 million of remaining credit, which is available to repay any of our commercial paper borrowings.

In June 2021, we increased the size of our commercial paper program to permit the issuance of commercial paper to fund short-term borrowing needs in an aggregate principal amount not to exceed $1.0 billion outstanding at any time. Prior to this increase, our commercial paper program permitted us to issue commercial paper in an aggregate principal amount not to exceed $700 million outstanding at any time. The maturities of the commercial paper vary but may not exceed 270 days from the date of issue. Commercial paper is generally sold at par less a discount representing an interest factor. At June 30, 2022, we had $490.1 million of commercial paper outstanding.

In connection with the second amendment and restatement of the ONE Gas Credit Agreement on March 16, 2021, all commitments under our ONE Gas 364-day Credit Agreement, dated as of April 7, 2020, were terminated and all obligations under the ONE Gas 364-day Credit Agreement were paid in full and discharged.

5.LONG-TERM DEBT

Senior Notes - In March 2021, we issued $1.0 billion of 0.85 percent senior notes due March 2023, $700 million of 1.10 percent senior notes due March 2024, and $800 million of floating-rate senior notes due March 2023. The floating-rate senior notes bear interest at a rate equal to three-month LIBOR plus 61 basis points per year, reset quarterly for the applicable interest period (2.35 percent at June 30, 2022).

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

In September 2021, we called $400 million of the floating-rate senior notes due March 2023 at par, using a combination of cash on hand and commercial paper. We did not have the right to call these senior notes prior to September 11, 2021. We expect to use the proceeds from the issuance of securitized bonds in each state, as discussed in Note 3, to call the outstanding senior notes due March 2023 and a portion of the senior notes due March 2024.

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

6.EQUITY

At-the-Market Equity Program - In February 2020, we initiated an at-the-market equity program by entering into an equity distribution agreement under which we may issue and sell shares of our common stock with an aggregate offering price up to $250 million (including any shares of common stock that may be sold pursuant to the master forward sale confirmation entered into in connection with the equity distribution agreement and the related supplemental confirmations). Sales of common stock are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. For the six months ended June 30, 2022 and 2021, respectively, we issued and sold 403,792 shares and 198,438 shares of our common stock for $35.0 million and $15.3 million, generating proceeds, net of issuance costs, of $34.7 million and $15.1 million.

For the six months ended June 30, 2022, we executed forward sale agreements for 591,736 shares of our common stock, which must be settled on or before January 2, 2024. No shares of common stock have been settled under the forward sale agreements. Had we settled all shares under the forward agreements as of June 30, 2022, we would have generated net proceeds of $48.3 million, or $81.54 per share.

At June 30, 2022, we had $131.3 million of equity available for issuance under the program.

Dividends Declared - In July 2022, we declared a dividend of $0.62 per share ($2.48 per share on an annualized basis) for shareholders of record as of August 15, 2022, payable on September 1, 2022.

7.ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the effect of reclassifications from accumulated other comprehensive loss in our consolidated statements of income for the periods indicated:

	Three Months Ended		Six Months Ended		Affected Line Item in the
Details About Accumulated Other	June 30,		June 30,		Consolidated Statements
Comprehensive Loss Components	2022	2021	2022	2021	of Income
	(Thousands of dollars)
Pension and other postemployment benefit plan obligations (a)
Amortization of net loss	$4,252	$11,474	$12,453	$22,948
Amortization of unrecognized prior service cost (credit)	72	(70)	82	(140)
	4,324	11,404	12,535	22,808
Regulatory adjustments (b)	(4,265)	(11,014)	(12,388)	(22,027)
	59	390	147	781	Income before income taxes
	(15)	(91)	(34)	(182)	Income tax expense
Total reclassifications for the period	$44	$299	$113	$599	Net income
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

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Three Months Ended June 30, 2022
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$32,075	54,262	$0.59
Diluted EPS Calculation
Effect of dilutive securities	—	73
Net income available for common stock and common stock equivalents	$32,075	54,335	$0.59

	Three Months Ended June 30, 2021
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$30,093	53,466	$0.56
Diluted EPS Calculation
Effect of dilutive securities	—	82
Net income available for common stock and common stock equivalents	$30,093	53,548	$0.56

	Six Months Ended June 30, 2022
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$131,009	54,092	$2.42
Diluted EPS Calculation
Effect of dilutive securities	—	91
Net income available for common stock and common stock equivalents	$131,009	54,183	$2.42

	Six Months Ended June 30, 2021
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$125,668	53,419	$2.35
Diluted EPS Calculation
Effect of dilutive securities	—	112
Net income available for common stock and common stock equivalents	$125,668	53,531	$2.35

9.EMPLOYEE BENEFIT PLANS

The following tables set forth the components of net periodic benefit cost for our pension and other postemployment benefit plans for the periods indicated:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$2,592	$3,453	$5,686	$6,906
Interest cost	9,037	7,365	16,841	14,730
Expected return on assets	(14,632)	(15,596)	(29,245)	(31,192)
Amortization of unrecognized prior service cost	62	—	62	—
Amortization of net loss	4,198	11,381	12,345	22,762
Net periodic benefit cost	$1,257	$6,603	$5,689	$13,206

	Other Postemployment Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(Thousands of dollars)
Components of net periodic benefit cost (credit)
Service cost	$318	$397	$636	$794
Interest cost	1,612	1,563	3,224	3,126
Expected return on assets	(3,295)	(4,202)	(6,590)	(8,404)
Amortization of unrecognized prior service cost (credit)	10	(70)	20	(140)
Amortization of net loss	54	93	108	186
Net periodic benefit cost (credit)	$(1,301)	$(2,219)	$(2,602)	$(4,438)

We recover qualified pension benefit plan and other postemployment benefit plan costs through rates charged to our customers. Certain regulatory authorities require that the recovery of these costs be based on specific guidelines. The difference between these regulatory-based amounts and the periodic benefit cost calculated pursuant to GAAP is deferred as a regulatory asset or liability and amortized to expense over periods in which this difference will be recovered in rates, as authorized by the applicable regulatory authorities. For the six months ended June 30, 2022, regulatory deferrals related to net periodic benefit cost were $1.7 million. For the six months ended June 30, 2021, regulatory deferrals related to net periodic benefit cost were not material.

We use a December 31 measurement date for our plans. On April 30, 2022, we amended our defined benefit pension plans to change the variable cost of living adjustment for eligible participants, to a fixed rate. Therefore, our pension plans were remeasured as of April 30, 2022, resulting in an adjustment of approximately $7.2 million to our pension expense, net of capitalization and regulatory deferrals, for the year ending December 31, 2022, beginning May 1, 2022.

We continue to capitalize all eligible service cost and non-service cost components under the accounting requirements of ASC Topic 980 (Regulated Operations) for rate-regulated entities. Our consolidated balance sheets reflect the capitalized non-service cost components as a regulatory asset in the amount of $5.2 million and $6.1 million as of June 30, 2022 and December 31, 2021, respectively. See Note 3 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information.

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

As of June 30, 2022, we have no uncertain tax positions. Changes in tax laws or tax rates are recognized in the financial reporting period that includes the enactment date. We are no longer subject to income tax examination for years prior to 2018.

In May 2021, a bill amending the Oklahoma state income tax code was signed into law that reduced the state income tax rate to four percent from six percent beginning January 1, 2022. As a result of the enactment of this legislation, we remeasured our ADIT. As a regulated entity, the reduction in ADIT of $29.3 million was recorded as a regulatory liability. The impact of the change in the state income tax rate on Oklahoma Natural Gas’ rates, as well as the timing and amount of the impact on the annual crediting mechanism for the EDIT regulatory liability, is included in the March 15, 2022 PBRC filing, which is pending approval by the OCC.

Income tax expense reflects credits for the amortization of the regulatory liability associated with EDIT that was returned to customers of $3.0 million and $2.6 million for the three months ended June 30, 2022 and 2021, respectively, and credits of $10.9 million and $10.7 million for the six months ended June 30, 2022 and 2021, respectively.

11. OTHER INCOME AND OTHER EXPENSE

The following table sets forth the components of other income and other expense for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(Thousands of dollars)
Net periodic benefit cost other than service cost (credit)	$1,366	$(1,005)	$778	$(1,775)
Earnings (losses) on investments associated with nonqualified employee benefit plans	(4,619)	1,883	(7,452)	2,499
Other, net	(730)	(427)	(1,454)	(678)
Total other income (expense), net	$(3,983)	$451	$(8,128)	$46

12.COMMITMENTS AND CONTINGENCIES

COVID-19 - Throughout the COVID-19 pandemic, we have continued to provide essential services to our customers. We have implemented a comprehensive set of policies, procedures and guidelines to protect the safety of our employees, customers and communities. See Note 3 for more information regarding the effects of COVID-19 on us.

Environmental Matters - We are subject to multiple laws and regulations regarding protection of the environment and natural and cultural resources, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, plant and wildlife protection, hazardous materials use, storage and transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits or the discovery of presently unknown environmental conditions may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the CAA and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and six months ended June 30, 2022 and 2021.

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

We have an AAO that allows Kansas Gas Service to defer and seek recovery of costs necessary for investigation and remediation at, and nearby, these 12 former MGP sites that are incurred after January 1, 2017, up to a cap of $15.0 million, net of any related insurance recoveries. Costs approved for recovery in a future rate proceeding would then be amortized over a 15-year period. The unamortized amounts will not be included in rate base or accumulate carrying charges. Following a determination that future investigation and remediation work approved by the KDHE is expected to exceed $15.0 million, net of any related insurance recoveries, Kansas Gas Service will be required to file an application with the KCC for approval to increase the $15.0 million cap. At June 30, 2022, we have deferred $29.9 million for accrued investigation and remediation costs pursuant to our AAO. Kansas Gas Service expects to file an application as soon as practicable after the KDHE approves the plans we have submitted and anticipates that filing will occur in 2023.

We have completed or are addressing removal of the source of soil contamination at all 12 sites and continue to monitor groundwater at seven of the 12 sites according to plans approved by the KDHE. In 2019, we completed a project to remove a source of contamination and associated contaminated materials at the twelfth site where no active soil remediation had previously occurred. A remediation plan concerning this site was submitted to the KDHE in 2020 and the KDHE has provided comments that we are addressing. We are also working on a remediation plan for an additional site that we expect to submit to the KDHE in 2023.

We also own or retain legal responsibility for certain environmental conditions at a former MGP site in Texas. At the request of the TCEQ, we began investigating the level and extent of contamination associated with the site under their Texas Risk Reduction Program. A preliminary site investigation revealed that this site contains contaminants generally associated with MGP sites and is subject to control or remediation under various environmental laws and regulations. Impacts have been identified in the soil and groundwater at the site with limited impacts observed in surrounding areas. On April 14, 2022, we submitted a remediation work plan to address the areas impacted to the TCEQ. At June 30, 2022, estimated costs associated with expected remediation activities for this site are not material.

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and six months ended June 30, 2022 and 2021. The reserve for remediation of our MGP sites was $17.8 million and $22.8 million at June 30, 2022 and December 31, 2021, respectively. Environmental issues may exist with respect to MGP sites that are unknown to us. Accordingly, future costs are dependent on the final determination and regulatory approval of any remedial actions, the complexity of the site, level of remediation required, changing technology and governmental regulations, and to the extent not recovered by insurance or recoverable in rates from our customers, could be material to our financial condition, results of operations or cash flows.

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

Derivative Instruments - At June 30, 2022, we held purchased natural gas call options for the heating season ending March 2023, with total notional amounts of 11.0 Bcf, for which we paid premiums of $16.2 million, and which had no fair value. At December 31, 2021, we held purchased natural gas call options for the heating season ended March 2022, with total notional amounts of 13.2 Bcf, for which we paid premiums of $9.5 million, and which had a fair value of $2.3 million. These contracts are included in, and recoverable through, our purchased-gas cost adjustment mechanisms. Additionally, premiums paid, changes in fair value and any settlements received associated with these contracts are deferred as part of our unrecovered purchased-gas costs in our consolidated balance sheets. Our natural gas call options are classified as Level 1, as fair value amounts are based on unadjusted quoted prices in active markets including settled prices on the New York Mercantile Exchange. There were no transfers between levels for the periods presented.

Other Financial Instruments - The approximate fair value of cash and cash equivalents, accounts receivable and accounts payable is equal to book value, due to the short-term nature of these items. Our cash and cash equivalents are comprised of bank and money market accounts and are classified as Level 1. At June 30, 2022 and December 31, 2021, our other current and noncurrent assets included $6.9 million of corporate bonds and $3.5 million of United States treasury notes. The fair value of corporate bonds and United States treasury notes approximate carrying value, and are classified as Level 2 and Level 1, respectively.

Commercial paper is due upon demand and, therefore, the carrying amounts approximate fair value and are classified as Level 1. The book value of our long-term debt, including current maturities, was $3.7 billion at June 30, 2022 and December 31, 2021. The estimated fair value of our long-term debt, including current maturities, was $3.5 billion and $3.9 billion at June 30, 2022 and December 31, 2021, respectively. The estimated fair value of our long-term debt was determined using quoted market prices, and is classified as Level 2.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the Notes to Consolidated Financial Statements in this Quarterly Report, as well as our Annual Report. Due to the seasonal nature of our business, the results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for a 12-month period.

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

In March 2021, we issued $1.0 billion of 0.85 percent senior notes due March 2023, $700 million of 1.10 percent senior notes due March 2024, and $800 million of floating-rate senior notes due March 2023. The floating-rate senior notes bear interest at a rate equal to three-month LIBOR plus 61 basis points per year, reset quarterly for the applicable interest period (2.35 percent at June 30, 2022). The net proceeds from the issuance were used for payment of gas purchases and related costs resulting from Winter Storm Uri and general corporate purposes. The net proceeds of the March 2021 debt issuance reduced the commitments under the ONE Gas 2021 Term Loan Facility on a dollar-for-dollar basis, and as a result no commitments remained outstanding and the facility was terminated concurrently with the closing of the debt issuance.

On September 21, 2021, we called $400 million of the floating-rate senior notes due March 2023 at par, using a combination of cash on hand and commercial paper. We did not have the right to call these senior notes prior to September 11, 2021.

Our purchased gas costs are recoverable through the tariffs in each state where we operate. Due to the higher level of gas purchase costs during Winter Storm Uri, related financing costs and other operational response costs, we are working with regulators to extend the recovery periods of such costs in order to lessen the immediate customer impact. In that regard, the OCC, KCC and the RRC each authorized certain utilities, including LDCs, to record regulatory assets to account for the extraordinary costs associated with this winter weather event, including but not limited to gas purchase costs and other costs related to the procurement and transportation of gas supply, carrying costs and other operational costs. As of June 30, 2022, we have deferred approximately $1.9 billion in costs associated with Winter Storm Uri.

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

We have received accounting orders in each of our jurisdictions authorizing us to accumulate and defer for regulatory purposes certain incremental costs incurred, including bad debt expenses, and certain lost revenues, net of offsetting expense reductions associated with COVID-19. Pursuant to these orders, the recovery of any net incremental costs and lost revenues will be determined in future rate cases or alternative rate recovery filings in each jurisdiction. For financial reporting purposes, any amounts deferred as a regulatory asset for future recovery under these accounting orders must be probable of recovery. At June 30, 2022, no regulatory assets have been recorded. In Oklahoma, the test period for our recently completed rate case included the impacts of COVID-19 on our cost of service in determining new rates that became effective in November 2021. In addition, annual PBRC filings, including the PBRC filing made in March 2022, allow us to include any impacts from COVID-19 in our test period cost of service to determine the impact on our rates. In Kansas and Texas, we continue to evaluate the impacts of COVID-19 on our business and will record regulatory assets for financial reporting purposes at such time as recovery is deemed probable.

See Notes 3 and 12 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional discussion regarding the effects of COVID-19 on us.

Dividend - In July 2022, we declared a dividend of $0.62 per share ($2.48 per share on an annualized basis) for shareholders of record as of August 15, 2022, payable on September 1, 2022.

REGULATORY ACTIVITIES

Oklahoma - In April 2021, Oklahoma Natural Gas submitted an initial application requesting a financing order pursuant to newly enacted securitization legislation in Oklahoma. On January 25, 2022, the OCC approved the financing order that reflected the terms of a settlement agreement reached in November 2021, which includes an agreement that all extreme gas purchase and extraordinary costs incurred as a result of Winter Storm Uri were reasonable and prudent and a financing order should be issued to recover these costs through securitization over a 25-year period. Following the issuance of the financing order, no parties to our application appealed the financing order to the Oklahoma Supreme Court during the 30-day appeal period. The securitization legislation allows the ODFA 24 months to complete the process to issue the securitized bonds; however, the financing order requests the ODFA to issue bonds and provide the net proceeds to Oklahoma Natural Gas as soon as feasible, but no later than December 31, 2022. Pursuant to the securitization statute in Oklahoma, the Oklahoma Supreme Court must validate that the bond issuance proposed by the ODFA complies with the securitization statute and the laws of Oklahoma. The ODFA received a hearing before the Oklahoma Supreme Court on April 13, 2022, seeking validation of the bond issuance. On May 24, 2022, validation was received from the Oklahoma Supreme Court. On July 15, 2022, the ODFA began the marketing process for the bonds. Bonds are expected to be issued and proceeds received in the third quarter of 2022. At June 30, 2022, Oklahoma Natural Gas has deferred approximately $1.3 billion in extraordinary costs attributable to Winter Storm Uri.

As required, PBRC filings are made annually on or before March 15, until the next general rate case which is required to be filed on or before June 30, 2027. On March 15, 2022, Oklahoma Natural Gas filed its required PBRC application for a calendar year 2021 test year. The filed request includes a $19.7 million base rate revenue increase, $2.3 million energy efficiency incentive, and $9.1 million of estimated EDIT to be credited to customers in 2023. On May 27, 2022, the Public Utility Division (“PUD”) of the OCC filed responsive testimony supporting an increase of $19.6 million. On May 31, 2022, the Office of the Attorney General filed a statement of position supporting PUD’s position. Pursuant to its tariff, Oklahoma Natural Gas placed new rates into effect on July 13, 2022, reflecting a base rate revenue increase of $19.6 million. These rates are subject to refund until approved by the OCC. We expect a hearing to be scheduled in September 2022.

As required by OCC rule, on April 6, 2022, Oklahoma Natural Gas filed a request for approval of a demand portfolio of conservation and energy efficiency programs for calendar years 2023-2025. The request includes an annual portfolio of program costs of $17.4 million with an estimated annual utility incentive of $2.6 million.

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

In May 2021, a bill amending the Oklahoma state income tax code was signed into law that reduced the state income tax rate to four percent from six percent beginning January 1, 2022. As a result of the enactment of this legislation, we remeasured our ADIT. As a regulated entity, the reduction in ADIT of $29.3 million was recorded as a regulatory liability. The impact of the change in the state income tax rate on Oklahoma Natural Gas’ rates, as well as the timing and amount of the impact on the annual crediting mechanism for the EDIT regulatory liability, is included in the March 15, 2022 PBRC filing, which is pending approval by the OCC.

Kansas - In March 2021, the KCC issued an order adopting the KCC staff’s recommendation to open company-specific dockets to accept each utility’s filing of financial impact compliance reports and permit the KCC staff to conduct a review of the utility’s compliance report and its actions during Winter Storm Uri.

In May 2021, Kansas Gas Service filed a motion in its company-specific docket opened by the KCC, requesting a limited waiver of the penalty provisions of its tariff to eliminate the multipliers in the penalty calculation when calculating the penalties to assess on marketers and individually-balanced transportation customers for their unauthorized natural gas usage during Winter Storm Uri. In October 2021, a nonunanimous settlement agreement was filed with the KCC to reach a resolution on these penalties. Prior to a hearing on the amended settlement in January 2022, all parties reached a unanimous settlement, which was filed with a motion requesting approval of the unanimous settlement. Under the terms of the unanimous settlement, the carrying charge on assessed penalties was reduced to two percent, consistent with the nonunanimous agreement in the financial docket. On March 3, 2022, the KCC issued an order approving the settlement, which modified the penalty provisions of Kansas Gas Service’s tariffs and included a carrying charge of two percent on amounts due to Kansas Gas Service. Amounts collected from these penalties will reduce the regulatory asset for the winter weather event, up to $52.6 million. Through June 30, 2022, we collected $48.3 million of these penalties.

In July 2021, Kansas Gas Service submitted its financial plan to the KCC as required by the company-specific docket opened by the KCC in March 2021. The plan includes a proposal for a newly formed, bankruptcy remote subsidiary of the Company to issue securitized bonds to recover the extraordinary costs resulting from Winter Storm Uri from its customers over a period of either 5, 7, or 10 years. The KCC issued an order approving a unanimous settlement agreement on February 8, 2022, that allows Kansas Gas Service to recover extraordinary costs as of October 31, 2021, net of any penalties recovered from marketers and individually-balanced transportation customers, plus carrying costs calculated at two percent, by seeking a financing order from the KCC for the issuance of securitized utility tariff bonds.

On March 31, 2022, Kansas Gas Service submitted its application for a financing order to the KCC as contemplated by the unanimous settlement agreement, requesting approval to issue securitized bonds to recover extraordinary costs resulting from Winter Storm Uri and flexibility to recover the costs over 5, 7, 10 or 12 years. On July 14, 2022, Kansas Gas Service, the KCC Staff and the Citizens’ Utility Ratepayer Board reached a settlement agreement for the issuance of a financing order allowing the Company to issue securitized utility tariff bonds in the amount of approximately $328.0 million plus issuance fees. The final amount to be securitized will be provided in the final Issuance Advice Letter. The agreement provides for the issuance of bonds with a scheduled final maturity of between 7 and 10 years with flexibility within that range, if necessary, to achieve a AAA rating. The KCC has until September 27, 2022, to issue a financing order if it deems the issuance of the securitized bonds to be appropriate. If the KCC approves the financing order, we can begin the process to issue the securitized bonds. At June 30, 2022, Kansas Gas Service has deferred approximately $337.7 million in extraordinary costs, net of penalties billed, attributable to Winter Storm Uri. The amount deferred at June 30, 2022, in excess of the amount to be securitized, primarily includes accrued costs for natural gas purchases that have not been paid as we work with our suppliers to resolve discrepancies in invoiced amounts. These amounts will be recovered through our purchased gas cost mechanisms or other regulatory filings and may be adjusted as the differences are resolved.

In August 2021, Kansas Gas Service submitted an application to the KCC requesting an increase of approximately $7.6 million related to its GSRS. The KCC issued an order in November 2021, and the new surcharge became effective on December 1, 2021.

In May 2020, a bill amending the Kansas state income tax code was signed into law that exempts public utilities regulated by the KCC from paying Kansas state income taxes beginning January 1, 2021, and authorizes the KCC to adjust utility rates for the elimination of Kansas state income tax beginning January 1, 2021. As a result of the enactment of this legislation, we remeasured our ADIT. As a regulated entity, the reduction in ADIT of $84.2 million was recorded as a regulatory liability and will be refunded to our customers. This adjustment had no material impact on our income tax expense and no impact on our cash flows for the six months ended June 30, 2022. The bill stipulates that, if requested by the utility, this EDIT will be returned to Kansas customers over a period of no less than 30 years, with the exact timing to be determined in our next general rate proceeding. In August 2020, Kansas Gas Service submitted an application to the KCC to reduce its base rates to reflect the elimination of Kansas state income taxes by approximately $4.9 million. In December 2020, the KCC approved the reduction, effective January 1, 2021.

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

On February 8, 2022, the RRC issued a single financing order for Texas Gas Service and other natural gas utilities in Texas participating in the securitization process, which included a determination that the approved costs will be collected from customers over a period of not more than 30 years. The TPFA formed the Texas Natural Gas Securitization Finance Corporation, a new independent public authority, for purposes of issuing the securitized bonds and has begun the process to issue the securitized bonds, which are expected to be issued in the fourth quarter of 2022. At June 30, 2022, Texas Gas Service has deferred approximately $246.7 million in extraordinary costs associated with Winter Storm Uri, which includes $48.5 million attributable to the West Texas service area. Pursuant to the approved settlement order, in January 2022, Texas Gas Service began collecting the extraordinary costs, including carrying costs, associated with Winter Storm Uri attributable to the West Texas service area from those customers.

West Texas Service Area - In March 2022, Texas Gas Service made GRIP filings for all customers in the West Texas service area, requesting a $5.0 million increase to be effective in July 2022. On June 23, 2022, the city of El Paso denied the requested increase and assessed fees associated with its review of the filing. Texas Gas Service appealed the city’s action to the RRC. All other municipalities, and the RRC, approved the new rates or allowed them to take effect with no action. Texas Gas Service implemented the new rates in July 2022, pending the outcome of the appeal.

On June 30, 2022, Texas Gas Service filed a rate case seeking to consolidate its West Texas, North Texas and Borger/Skellytown service areas into a single West-North service area and requesting a rate increase of $13.0 million. If approved, new rates are expected to take effect in the first quarter of 2023.

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

Central-Gulf Service Area - In February 2022, Texas Gas Service made GRIP filings for all customers in the Central-Gulf service area, requesting a $9.1 million increase effective in June 2022. All municipalities, and the RRC, approved the new rates or allowed them to take effect with no action.

In February 2021, Texas Gas Service made GRIP filings for all customers in the Central-Gulf service area, requesting an increase of $10.7 million to be effective in June 2021. All municipalities, and the RRC, approved the new rates or allowed them to take effect with no action.

Other Texas Service Areas - In April 2022, Texas Gas Service filed its annual COSA filings for the incorporated area of the Rio Grande Valley service area, requesting an increase of $2.9 million. In July 2022, the municipalities approved an increase of $2.5 million, and new rates will become effective in August 2022.

In April 2021, Texas Gas Service made its annual COSA filings for the incorporated areas of the Rio Grande Valley service area and the North Texas service area. In July 2021, the municipalities in the Rio Grande Valley and North Texas service areas agreed to increases of $3.5 million and $1.4 million, respectively. New rates became effective in August 2021.

In the normal course of business, Texas Gas Service has filed rate cases and sought GRIP and COSA increases in various other Texas jurisdictions to address investments in rate base and changes in expenses. For the six months ended June 30, 2022, no annual rate increases associated with these filings have been approved and $0.4 million were approved for the year ended December 31, 2021.

Winter Storm Uri Deferred Costs - In accordance with regulatory orders associated with this winter weather event, we have deferred approximately $1.9 billion in extraordinary costs for natural gas purchases, related financing and carrying costs and other operational costs. The amounts deferred at June 30, 2022, include invoiced costs for natural gas purchases that have not been paid as we work with our suppliers to resolve discrepancies in invoiced amounts. The amounts deferred may be adjusted as the differences are resolved. In addition, as a result of Winter Storm Uri, we were assessed penalties as a result of over- or under-deliveries of natural gas during periods that operational flow orders were imposed on us. Additionally, Kansas Gas Service assessed penalties under the modified penalty provisions of its tariff on marketers and individually-balanced transportation customers, or their agents, as approved by the KCC in March 2022. Amounts recorded reflect management’s best estimate of the amounts we may pay or receive and may be adjusted in future periods as the disposition of disputed invoices and the collectability of such penalties is determined. As these amounts are related to the extraordinary gas purchase costs associated with Winter Storm Uri, which are deferred, future adjustments to the amounts we have deferred are not expected to have a material impact on earnings.

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

Selected Financial Results - For the three months ended June 30, 2022, net income was $32.1 million, or $0.59 per diluted share, compared with $30.1 million, or $0.56 per diluted share, in the same period last year. For the six months ended June 30, 2022, net income was $131.0 million, or $2.42 per diluted share, compared with $125.7 million, or $2.35 per diluted share, in the same period last year.

The following table sets forth certain selected financial results for our operations for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2022 vs. 2021		2022 vs. 2021
Financial Results	2022	2021	2022	2021	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars, except percentages)
Natural gas sales	$393.2	$282.6	$1,320.2	$865.4	$110.6	39%	$454.8	53%
Transportation revenues	28.0	26.3	64.8	62.5	1.7	6%	2.3	4%
Other revenues	7.8	6.7	15.4	13	1.1	16%	2.4	18%
Total revenues	429.0	315.6	1,400.4	940.9	113.4	36%	459.5	49%
Cost of natural gas	188.3	93.7	828.2	407.8	94.6	101%	420.4	103%
Operating costs	127.1	120.0	260.7	248.6	7.1	6%	12.1	5%
Depreciation and amortization	55.0	50.8	112.2	103.1	4.2	8%	9.1	9%
Operating income	$58.6	$51.1	$199.3	$181.4	$7.5	15%	$17.9	10%
Capital expenditures and asset removal costs	$149.1	$129.4	$272.0	$238.4	$19.7	15%	$33.6	14%

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

Operating income increased $7.5 million for the three months ended June 30, 2022, compared with the same period last year, due primarily to the following:
•an increase of $14.4 million from new rates; and
•an increase of $1.5 million in residential sales due primarily to net customer growth in Oklahoma and Texas.

These increases were offset partially by:
•an increase of $5.8 million in outside service costs; and

•an increase of $0.7 million in employee-related costs, which reflects $3.3 million of higher labor and employee benefit costs, offset partially by a $2.7 million decrease in expenses associated with the change in our nonqualified employee benefit plan liabilities.

Operating income increased $17.9 million for the six months ended June 30, 2022, compared with the same period last year, due primarily to the following:
•an increase of $29.5 million from new rates;
•an increase of $4.1 million in residential sales due primarily to net customer growth in Oklahoma and Texas;
•a decrease of $3.0 million in bad debt expense; and
•an increase of $1.2 million in late payment, reconnect and collection fees.

These increases were offset partially by:
•an increase of $9.5 million in outside service costs;
•an increase of $9.1 million in depreciation expense due to additional capital expenditures being placed in service; and
•an increase of $2.9 million in employee-related costs, which reflects $5.4 million of higher labor and employee benefit costs, offset partially by a $2.5 million decrease in expenses associated with the change in our nonqualified employee benefit plan liabilities.

Other Factors Affecting Net Income - Other factors that affected net income for the three months ended June 30, 2022, compared with the same period last year, include an increase of $4.4 million in other expense, net, due primarily to a $6.5 million decrease in the market value of investments associated with our nonqualified employee benefit plans, offset partially by a $2.4 million decrease in net periodic benefit costs other than service costs.

Other factors that affected net income for the six months ended June 30, 2022, compared with the same period last year, include an increase of $8.2 million in other expense, net, due primarily to a $10.0 million decrease in the market value of investments associated with our nonqualified employee benefit plans, offset partially by a $2.6 million decrease in net periodic benefit costs other than service costs.

EDIT - Income tax expense reflects credits for the amortization of the regulatory liability associated with EDIT that was returned to customers of $3.0 million and $2.6 million for the three months ended June 30, 2022 and 2021, respectively, and credits of $10.9 million and $10.7 million for the six months ended June 30, 2022 and 2021, respectively.

Capital Expenditures and Asset Removal Costs - Our capital expenditures program includes expenditures for pipeline integrity, extending service to new areas, increasing system capabilities, pipeline replacements, automated meter reading, government-mandated pipeline relocations, fleet, facilities, IT assets and cybersecurity. It is our practice to maintain and upgrade our infrastructure, facilities and systems to ensure safe, reliable and efficient operations. Asset removal costs include expenditures associated with the replacement or retirement of long-lived assets that result from the construction, development and/or normal use of our assets, primarily our pipeline assets. While we have not experienced a significant impact to our capital expenditures program in the six months ended June 30, 2022, our capital expenditure activity for the remainder of the year could experience a delay if economic conditions worsen, impacting our supply chain for contract labor, materials and supplies.

Capital expenditures and asset removal costs were $19.7 million and $33.6 million higher for the three and six months ended June 30, 2022, respectively, compared with the same period last year, due primarily to expenditures for system integrity and extension of service to new areas. Our full-year capital expenditures and asset removal costs are expected to be approximately $650 million for 2022.

Selected Operating Information - The following tables set forth certain selected operating information for the periods indicated:

	Three Months Ended								Variances
	June 30,								2022 vs. 2021
(in thousands)	2022				2021				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	833	593	658	2,084	826	593	651	2,070	7	—	7	14
Commercial and industrial	77	51	35	163	76	50	35	161	1	1	—	2
Other	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	6	1	12	5	6	1	12	—	—	—	—
Total customers	915	650	697	2,262	907	649	690	2,246	8	1	7	16

	Six Months Ended								Variances
	June 30,								2022 vs. 2021
(in thousands)	2022				2021				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	834	595	656	2,085	826	594	649	2,069	8	1	7	16
Commercial and industrial	77	51	36	164	77	50	35	162	—	1	1	2
Other	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	6	1	12	5	6	1	12	—	—	—	—
Total customers	916	652	696	2,264	908	650	688	2,246	8	2	8	18

The increase in the average number of customers for the periods presented, is due primarily to the connection of new customers resulting from the extension and expansion of our system in our service areas. For the three months ended June 30, 2022, our average customer count includes approximately 5,700 new customer connections during the period compared to approximately 5,400 for the same period last year. For the six months ended June 30, 2022, our average customer count includes approximately 12,400 new customer connections during the period compared to approximately 11,300 for the same period last year. For the year ended December 31, 2021, our average customer count included approximately 24,900 new customer connections.

The following table reflects total volumes delivered, excluding the effects of WNA mechanisms on sales volumes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Volumes (MMcf)	2022	2021	2022	2021
Natural gas sales
Residential	13,790	14,802	74,440	77,781
Commercial and industrial	6,188	5,617	25,557	24,106
Other	564	421	1,675	1,502
Total sales volumes delivered	20,542	20,840	101,672	103,389
Transportation	53,392	52,457	120,463	116,776
Total volumes delivered	73,934	73,297	222,135	220,165

The impact of weather on residential and commercial natural gas sales is mitigated by WNA mechanisms in all jurisdictions.

The following table sets forth the HDDs by state for the periods indicated:

	Three Months Ended
	June 30,
	2022		2021		2022 vs. 2021	2022	2021
Heating Degree Days	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	219	228	274	191	(20)%	96%	143%
Kansas	399	394	415	394	(4)%	101%	105%
Texas	17	50	62	50	(73)%	34%	124%

	Six Months Ended
	June 30,
	2022		2021		2022 vs. 2021	2022	2021
Heating Degree Days	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	2,204	2,020	2,319	1,966	(5)%	109%	118%
Kansas	2,931	2,855	2,905	2,855	1%	103%	102%
Texas	1,199	1,049	1,127	1,050	6%	114%	107%

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

LIQUIDITY AND CAPITAL RESOURCES

General - We have relied primarily on operating cash flow and commercial paper for our liquidity and capital resource requirements. We fund operating expenses, working capital requirements, including purchases of natural gas other than the extraordinary gas purchases during Winter Storm Uri, and capital expenditures, primarily with cash from operations and commercial paper. Natural gas prices have increased during the six months ended June 30, 2022, which impacts our investment in natural gas in storage as well as working capital for receivables and payables.

We believe that the combination of the significant residential component of our customer base, the fixed-charge component of our natural gas sales revenues and our rate mechanisms that we have in place result in a stable cash flow profile and historically has generated stable earnings. Additionally, we have rate mechanisms in place in our jurisdictions that reduce the lag in earning a return on our capital expenditures and provide for recovery of certain changes in our cost of service by allowing for adjustments to rates between rate cases. We anticipate that our cash flow generated from operations and our expected short- and long-term financing arrangements will enable us to maintain our current and planned level of operations and provide us flexibility to finance our infrastructure investments.

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

The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. At June 30, 2022, our total debt-to-capital ratio was 63 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement. We may reduce the unutilized portion of the ONE Gas Credit Agreement in whole or in part without premium or penalty. The ONE Gas Credit Agreement contains customary events of default. Upon the occurrence of certain events of default, the obligations under the ONE Gas Credit Agreement may be accelerated and the commitments may be terminated.

In June 2021, we increased the size of our commercial paper program to permit the issuance of commercial paper to fund short-term borrowing needs in an aggregate principal amount not to exceed $1.0 billion outstanding at any time. Prior to this increase, our commercial paper program permitted us to issue commercial paper in an aggregate principal amount not to exceed $700 million outstanding at any time. The maturities of the commercial paper vary but may not exceed 270 days from the date of issue. Commercial paper is generally sold at par less a discount representing an interest factor. At June 30, 2022, we had $490.1 million of commercial paper outstanding.

At June 30, 2022, we had $1.2 million in letters of credit issued and no borrowings under the ONE Gas Credit Agreement, with $998.8 million of remaining credit, which is available to repay any of our commercial paper borrowings.

In connection with the second amendment and restatement of the ONE Gas Credit Agreement on March 16, 2021, all commitments under our ONE Gas 364-day Credit Agreement, dated as of April 7, 2020, were terminated and all obligations under the ONE Gas 364-day Credit Agreement were paid in full and discharged.

Long-term Debt - In March 2021, we issued $1.0 billion of 0.85 percent senior notes due March 2023, $700 million of 1.10 percent senior notes due March 2024, and $800 million of floating-rate senior notes due March 2023. The floating-rate senior notes bear interest at a rate equal to three-month LIBOR plus 61 basis points per year, reset quarterly for the applicable interest period (2.35 percent at June 30, 2022).

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

In September 2021, we called $400 million of the floating-rate senior notes due 2023 at par, using a combination of cash on hand and commercial paper. We did not have the right to call these senior notes prior to September 11, 2021. We expect to use the proceeds from the issuance of securitized bonds in each state, as discussed in Note 3 of the Notes to Consolidated Financials

Statements in this Quarterly Report, to call the outstanding senior notes due March 2023 and a portion of the senior notes due March 2024.

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

At June 30, 2022, our long-term debt-to-capital ratio was 60 percent.

Credit Ratings - Our credit ratings as of June 30, 2022, were:

Rating Agency	Rating	Outlook
Moody’s	A3	Stable
S&P	BBB+	Positive

Our commercial paper is rated Prime-2 by Moody’s and A-2 by S&P. We intend to maintain credit metrics at a level that supports our balanced approach to capital investment and a return of capital to shareholders via a dividend that we believe will be competitive with our peer group.

At-the-Market Equity Program - In February 2020, we initiated an at-the-market equity program by entering into an equity distribution agreement under which we may issue and sell shares of our common stock with an aggregate offering price up to $250 million (including any shares of common stock that may be sold pursuant to the master forward sale confirmation entered into in connection with the equity distribution agreement and the related supplemental confirmations). Sales of common stock are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. For the six months ended June 30, 2022 and 2021, respectively, we issued and sold 403,792 shares and 198,438 shares of our common stock for $35.0 million and $15.3 million, generating proceeds, net of issuance costs, of $34.7 million and $15.1 million.

For the six months ended June 30, 2022, we executed forward sale agreements for 591,736 shares of our common stock, which must be settled on or before January 2, 2024. No shares of common stock have been settled under the forward sale agreements. Had we settled all shares under the forward agreements as of June 30, 2022, we would have generated net proceeds of $48.3 million, or $81.54 per share.

EDIT - The return of EDIT to our customers is not expected to have a material impact on earnings, as any reduction or credit in rates is largely offset by a noncash reduction in income tax expense. However, as a result, cash flows for the three months ended June 30, 2022 and 2021, were reduced by approximately $3.0 million and $2.6 million, respectively, for EDIT returned to customers. Cash flows for the six months ended June 30, 2022 and 2021, were reduced by approximately $10.9 million and $10.7 million, respectively, for EDIT returned to customers.

Pension and Other Postemployment Benefit Plans - In 2022, our contributions are expected to be $1.5 million to our defined benefit pension plans, and no contributions are expected to be made to our other postemployment benefit plans. We use a December 31 measurement date for our plans. On April 30, 2022, we amended our defined benefit pension plans to change the variable cost of living adjustment for eligible participants, to a fixed rate. Therefore, our pension plans were remeasured as of April 30, 2022, resulting in an adjustment of approximately $7.2 million to our pension expense, net of capitalization and regulatory deferrals, for the year ending December 31, 2022, beginning May 1, 2022.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Six Months Ended
	June 30,		Variance
	2022	2021	2022 vs. 2021
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$286.7	$(1,577.3)	$1,864.0
Investing activities	(251.5)	(219.1)	(32.4)
Financing activities	(36.7)	1,997.6	(2,034.3)
Change in cash and cash equivalents	(1.5)	201.2	(202.7)
Cash and cash equivalents at beginning of period	8.9	8.0	0.9
Cash and cash equivalents at end of period	$7.4	$209.2	$(201.8)

Operating Cash Flows - Changes in cash flows from operating activities are due primarily to changes in sales revenues, natural gas costs and operating expenses discussed in Financial Results and Operating Information, the effects of Winter Storm Uri and tax reform discussed in Regulatory Activities and changes in working capital. Changes in natural gas prices and demand for our services or natural gas, whether because of general economic conditions, variations in weather not mitigated by WNAs, changes in supply or increased competition from other service providers, could affect our earnings and operating cash flows. Typically, our cash flows from operations are greater in the first half of the year compared with the second half of the year.

Operating cash flows were higher for the six months ended June 30, 2022, compared with the prior period, due primarily to the increased natural gas purchases in the prior period resulting from Winter Storm Uri, which were deferred and included in regulatory assets. See Note 3 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information.

Investing Cash Flows - Cash used in investing activities increased for the six months ended June 30, 2022, due primarily to an increase in capital expenditures for system integrity and extension of service to new areas.

Financing Cash Flows - Cash provided by financing activities decreased for the six months ended June 30, 2022, compared with the prior period, due primarily to increased prior period borrowings to finance natural gas purchases resulting from Winter Storm Uri.

ENVIRONMENTAL, SAFETY AND REGULATORY MATTERS

COVID-19 - See “Recent Developments,” as well as Notes 3 and 12 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional discussion regarding the effects of COVID-19 on us.

Environmental Matters - We are subject to multiple laws and regulations regarding protection of the environment and natural and cultural resources, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, plant and wildlife protection, hazardous materials use, storage and transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits or the discovery of presently unknown environmental conditions may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the CAA and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and six months ended June 30, 2022 and 2021.

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

We have an AAO that allows Kansas Gas Service to defer and seek recovery of costs necessary for investigation and remediation at, and nearby, these 12 former MGP sites that are incurred after January 1, 2017, up to a cap of $15.0 million, net of any related insurance recoveries. Costs approved for recovery in a future rate proceeding would then be amortized over a 15-year period. The unamortized amounts will not be included in rate base or accumulate carrying charges. Following a determination that future investigation and remediation work approved by the KDHE is expected to exceed $15.0 million, net of any related insurance recoveries, Kansas Gas Service will be required to file an application with the KCC for approval to increase the $15.0 million cap. At June 30, 2022, we have deferred $29.9 million for accrued investigation and remediation costs pursuant to our AAO. Kansas Gas Service expects to file an application as soon as practicable after the KDHE approves the plans we have submitted and anticipates that filing will occur in 2023.

We have completed or are addressing removal of the source of soil contamination at all 12 sites and continue to monitor groundwater at seven of the 12 sites according to plans approved by the KDHE. In 2019, we completed a project to remove a source of contamination and associated contaminated materials at the twelfth site where no active soil remediation had previously occurred. A remediation plan concerning this site was submitted to the KDHE in 2020 and the KDHE has provided comments that we are addressing. We are also working on a remediation plan for an additional site that we expect to submit to the KDHE in 2023.

We also own or retain legal responsibility for certain environmental conditions at a former MGP site in Texas. At the request of the TCEQ, we began investigating the level and extent of contamination associated with the site under their Texas Risk Reduction Program. A preliminary site investigation revealed that this site contains contaminants generally associated with MGP sites and is subject to control or remediation under various environmental laws and regulations. Impacts have been identified in the soil and groundwater at the site with limited impacts observed in surrounding areas. On April 14, 2022, we submitted a remediation work plan to address the areas impacted to the TCEQ. At June 30, 2022, estimated costs associated with expected remediation activities for this site are not material.

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and six months ended June 30, 2022 and 2021. The reserve for remediation of our MGP sites was $17.8 million and $22.8 million at June 30, 2022 and December 31, 2021, respectively. Environmental issues may exist with respect to MGP sites that are unknown to us. Accordingly, future costs are dependent on the final determination and regulatory approval of any remedial actions, the complexity of the site, level of remediation required, changing technology and governmental regulations, and to the extent not recovered by insurance or recoverable in rates from our customers, could be material to our financial condition, results of operations or cash flows.

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

We participate in several programs to voluntarily reduce methane emissions including the EPA’s Natural Gas STAR Program, the EPA’s Natural Gas STAR Methane Challenge Program, and Our Nation’s Energy Future (ONE Future). By joining these programs, we committed to: 1) evaluate our methane emission reduction opportunities; 2) implement practices to reduce methane emissions where feasible; and 3) annually report our methane emissions and/or our methane reduction activities. We continue to focus on maintaining low rates of lost-and-unaccounted-for natural gas through expanded implementation of best practices to limit the release of natural gas during pipeline and facility maintenance and operations. As part of the Methane Challenge Program, we have committed to annually replace or rehabilitate at least two percent of our combined inventory of cast iron and noncathodically-protected steel pipe, which aligns with our planned system integrity expenditures for infrastructure replacements. We exceeded our goal by achieving an overall replacement rate greater than two percent annually every year from 2016 through 2021 and anticipate reporting on our 2022 progress in 2023.

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

Additional information about our environmental matters is included in the section entitled “Environmental Matters” in Note 12 of the Notes to Consolidated Financial Statements in this Quarterly Report. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation, and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows for the three and six months ended June 30, 2022 and 2021.

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

Forward-looking and other statements in this Quarterly Report regarding our environmental, social and other sustainability plans and goals are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking environmental, social and sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future.

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

One should not place undue reliance on forward-looking statements, which are applicable only as of the date of this Quarterly Report. Known and unknown risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements. Those factors may affect our operations, costs, liquidity, markets, products, services and prices. In addition to any assumptions and other factors referred to specifically in connection with the forward-looking statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statement include, among others, the following:

•our ability to recover costs (including operating costs and increased commodity costs related to Winter Storm Uri in February 2021), income taxes and amounts equivalent to the cost of property, plant and equipment, regulatory assets and our allowed rate of return in our regulated rates or other recovery mechanisms;
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
•existence of material weaknesses in our internal controls;
•our ability to comply with all covenants in our indentures and the ONE Gas Credit Agreement, a violation of which, if not cured in a timely manner, could trigger a default of our obligations;
•our ability to attract and retain talented employees, management and directors, or a shortage of skilled labor;
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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the second quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and six months ended months ended June 30, 2022 and 2021; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended months ended June 30, 2022 and 2021; (iv) Consolidated Balance Sheets at June 30, 2022 and December 31, 2021; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021; (vi) Consolidated Statements of Equity for the three and six months ended months ended June 30, 2022 and 2021; and (vii) Notes to Consolidated Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 2, 2022		ONE Gas, Inc.
Registrant

	By:	/s/ Caron A. Lawhorn
Caron A. Lawhorn
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)