Form 10-Q
period 2022-09-30
ONE Gas, Inc.
filed 2022-11-01
CIK 1587732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022.
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

On October 25, 2022, the Company had 54,141,036 shares of common stock outstanding.

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

GLOSSARY - The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

AAO	Accounting Authority Order
ADIT	Accumulated deferred income taxes
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2021
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bcf	Billion cubic feet
CAA	Federal Clean Air Act, as amended
CERCLA	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
CISA	Cybersecurity, & Infrastructure Security Agency
Clean Water Act	Federal Water Pollution Control Amendments of 1972, as amended
COSA	Cost-of-Service Adjustment
COVID-19	Coronavirus Disease 2019
EDIT	Excess accumulated deferred income taxes resulting from a change in enacted tax rates
EPA	United States Environmental Protection Agency
EPS	Earnings per share
ESG	Environmental, social and governance
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States of America
GRIP	Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
HCA(s)	High consequence area(s)
Heating Degree Day or HDD	A measure designed to reflect the demand for energy needed for heating based on the extent to which the daily average temperature falls below a reference temperature for which no heating is required, usually 65 degrees Fahrenheit
IRA of 2022	Inflation Reduction Act of 2022
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
KGSS-I	Kansas Gas Service Securitization I, L.L.C.
LDC	Local distribution company
MAOP(s)	Maximum allowable operating pressure(s)
MGP	Manufactured gas plant
MMcf	Million cubic feet
Moody’s	Moody’s Investors Service, Inc.
NPRM	Notice of Proposed Rulemaking
NYSE	New York Stock Exchange
OCC	Oklahoma Corporation Commission
ODFA	Oklahoma Development Finance Authority
ONE Gas	ONE Gas, Inc.
ONE Gas 2021 Term Loan Facility	ONE Gas’ $2.5 billion two-year unsecured term loan facility, dated February 22, 2021, which terminated on March 11, 2021
ONE Gas 364-day Credit Agreement	ONE Gas’ $250 million 364-day revolving credit agreement, dated April 7, 2020, which terminated on March 16, 2021
ONE Gas Credit Agreement	ONE Gas’ $1.0 billion revolving credit agreement, as amended
PBRC	Performance-Based Rate Change
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
PIPES Act	Protecting Our Infrastructure of Pipelines and Enhancing Safety (PIPES) Act of 2020
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
RNG	Renewable natural gas
RRC	Railroad Commission of Texas
S&P	Standard & Poor’s Ratings Services
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes	ONE Gas’ registered notes consisting of $250 million of 0.85 percent senior notes due March 2023, $300 million of 3.61 percent senior notes due February 2024, $550 million of 1.10 percent senior notes due March 2024, $300 million of 2.00 percent senior notes due May 2030, $300 million of 4.25 percent senior notes due 2032, $600 million of 4.658 percent senior notes due February 2044 and $400 million of 4.50 percent notes due November 2048
SOFR	Secured Overnight Financing Rate administered by the Federal Reserve Bank of New York
TCEQ	Texas Commission on Environmental Quality
TPFA	Texas Public Finance Authority
TSA	Transportation Security Administration
WNA	Weather normalization adjustment(s)
XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2022	2021	2022	2021
	(Thousands of dollars, except per share amounts)

Total revenues	$359,363	$273,923	$1,759,797	$1,214,862

Cost of natural gas	126,197	59,399	954,394	467,169

Operating expenses
Operations and maintenance	113,832	105,732	339,506	320,152
Depreciation and amortization	55,234	51,150	167,414	154,288
General taxes	17,048	15,835	52,105	49,999
Total operating expenses	186,114	172,717	559,025	524,439
Operating income	47,052	41,807	246,378	223,254
Other income (expense), net	793	(1,805)	(7,335)	(1,758)
Interest expense, net	(19,551)	(15,392)	(51,466)	(45,828)
Income before income taxes	28,294	24,610	187,577	175,668
Income taxes	(4,593)	(4,357)	(32,867)	(29,746)
Net income	$23,701	$20,253	$154,710	$145,922

Earnings per share
Basic	$0.44	$0.38	$2.86	$2.73
Diluted	$0.44	$0.38	$2.85	$2.72

Average shares (thousands)
Basic	54,310	53,710	54,164	53,516
Diluted	54,482	53,793	54,282	53,618

Dividends declared per share of stock	$0.62	$0.58	$1.86	$1.74
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2022	2021	2022	2021
	(Thousands of dollars)
Net income	$23,701	$20,253	$154,710	$145,922
Other comprehensive income, net of tax
Change in pension and other postemployment benefit plan liability, net of tax of $(4), $(91), $(33) and $(273), respectively	12	300	111	899
Total other comprehensive income, net of tax	12	300	111	899
Comprehensive income	$23,713	$20,553	$154,821	$146,821
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Unaudited)	2022	2021
Assets	(Thousands of dollars)
Property, plant and equipment
Property, plant and equipment	$7,647,792	$7,274,268
Accumulated depreciation and amortization	2,172,271	2,083,433
Net property, plant and equipment	5,475,521	5,190,835
Current assets
Cash and cash equivalents	10,366	8,852
Accounts receivable, net	192,741	341,756
Materials and supplies	66,966	54,892
Natural gas in storage	343,377	179,646
Regulatory assets	316,131	1,611,676
Other current assets	28,845	27,742
Total current assets	958,426	2,224,564
Goodwill and other assets
Regulatory assets	624,484	724,862
Goodwill	157,953	157,953
Other assets	105,125	103,906
Total goodwill and other assets	887,562	986,721
Total assets	$7,321,509	$8,402,120
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS
(Continued)
	September 30,	December 31,
(Unaudited)	2022	2021
Equity and Liabilities	(Thousands of dollars)
Equity and long-term debt
Common stock, $0.01 par value: authorized 250,000,000 shares; issued and outstanding 54,137,925 shares at September 30, 2022; issued and outstanding 53,633,210 shares at December 31, 2021	$541	$536
Paid-in capital	1,833,480	1,790,362
Retained earnings	618,669	565,161
Accumulated other comprehensive loss	(6,416)	(6,527)
Total equity	2,446,274	2,349,532
Long-term debt, excluding current maturities and net of issuance costs of $14,520 and $12,418, respectively	2,429,053	3,683,378
Total equity and long-term debt	4,875,327	6,032,910
Current liabilities
Current maturities of long-term debt	250,012	11
Short-term debt	423,400	494,000
Accounts payable	191,117	258,554
Accrued taxes other than income	73,387	67,035
Regulatory liabilities	38,171	8,090
Customer deposits	62,005	62,454
Other current liabilities	66,572	90,349
Total current liabilities	1,104,664	980,493
Deferred credits and other liabilities
Deferred income taxes	690,146	695,284
Regulatory liabilities	536,612	552,928
Employee benefit obligations	22,151	35,226
Other deferred credits	92,609	105,279
Total deferred credits and other liabilities	1,341,518	1,388,717
Commitments and contingencies
Total liabilities and equity	$7,321,509	$8,402,120
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended
	September 30,
(Unaudited)	2022	2021
	(Thousands of dollars)
Operating activities
Net income	$154,710	$145,922
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	167,414	154,288
Deferred income taxes	(21,498)	29,224
Share-based compensation expense	8,286	8,076
Provision for doubtful accounts	3,885	8,128
Proceeds from securitization of winter weather event costs	1,330,582	—
Changes in assets and liabilities:
Accounts receivable	149,533	166,474
Materials and supplies	(12,074)	128
Natural gas in storage	(163,731)	(72,832)
Asset removal costs	(34,386)	(35,195)
Accounts payable	(84,404)	(17,244)
Accrued taxes other than income	6,352	5,574
Customer deposits	(449)	(8,595)
Regulatory assets and liabilities - current	16,324	(273,659)
Regulatory assets and liabilities - noncurrent	60,650	(1,651,445)
Other assets and liabilities - current	(23,051)	(10,537)
Other assets and liabilities - noncurrent	(2,317)	(8,884)
Cash provided by (used in) operating activities	1,555,826	(1,560,577)
Investing activities
Capital expenditures	(412,519)	(347,701)
Other investing expenditures	(2,419)	(3,374)
Other investing receipts	2,695	1,676
Cash used in investing activities	(412,243)	(349,399)
Financing activities
Borrowings (repayments) on short-term debt, net	(70,600)	(82,225)
Issuance of debt, net of discounts	297,591	2,498,895
Long-term debt financing costs	(2,695)	(35,110)
Issuance of common stock	37,104	24,104
Repayment of long-term debt	(1,300,000)	(400,000)
Dividends paid	(100,386)	(92,832)
Tax withholdings related to net share settlements of stock compensation	(3,083)	(4,382)
Cash provided by (used in) financing activities	(1,142,069)	1,908,450
Change in cash and cash equivalents	1,514	(1,526)
Cash and cash equivalents at beginning of period	8,852	7,993
Cash and cash equivalents at end of period	$10,366	$6,467
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)	Common Stock Issued	Common Stock	Paid-in Capital
	(Shares)	(Thousands of dollars)

January 1, 2022	53,633,210	$536	$1,790,362
Net income	—	—	—
Other comprehensive income	—	—	—
Common stock issued and other	456,607	5	34,135
Common stock dividends - $0.62 per share	—	—	274
March 31, 2022	54,089,817	$541	$1,824,771
Net income	—	—	—
Other comprehensive income	—	—	—
Common stock issued and other	47,400	—	5,636
Common stock dividends - $0.62 per share	—	—	271
June 30, 2022	54,137,217	$541	$1,830,678
Net income	—	—	—
Other comprehensive income	—	—	—
Common stock issued and other	708	—	2,531
Common stock dividends - $0.62 per share	—	—	271
September 30, 2022	54,137,925	$541	$1,833,480

January 1, 2021	53,166,733	$532	$1,756,921
Net income	—	—	—
Other comprehensive income	—	—	—
Common stock issued and other	78,278	—	(1,705)
Common stock dividends - $0.58 per share	—	—	260
March 31, 2021	53,245,011	$532	$1,755,476
Net income	—	—	—
Other comprehensive income	—	—	—
Common stock issued and other	254,226	3	21,175
Common stock dividends - $0.58 per share	—	—	260
June 30, 2021	53,499,237	$535	$1,776,911
Net income	—	—	—
Other comprehensive income	—	—	—
Common stock issued and other	85,089	1	8,324
Common stock dividends - $0.58 per share	—	—	241
September 30, 2021	53,584,326	$536	$1,785,476
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(Continued)
(Unaudited)	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	(Thousands of dollars)

January 1, 2022	$565,161	$(6,527)	$2,349,532
Net income	98,934	—	98,934
Other comprehensive income	—	69	69
Common stock issued and other	—	—	34,140
Common stock dividends - $0.62 per share	(33,559)	—	(33,285)
March 31, 2022	$630,536	$(6,458)	$2,449,390
Net income	32,075	—	32,075
Other comprehensive income	—	30	30
Common stock issued and other	—	—	5,636
Common stock dividends - $0.62 per share	(33,806)	—	(33,535)
June 30, 2022	$628,805	$(6,428)	$2,453,596
Net income	23,701	—	23,701
Other comprehensive income	—	12	12
Common stock issued and other	—	—	2,531
Common stock dividends - $0.62 per share	(33,837)	—	(33,566)
September 30, 2022	$618,669	$(6,416)	$2,446,274

January 1, 2021	$483,635	$(7,777)	$2,233,311
Net income	95,575	—	95,575
Other comprehensive income	—	300	300
Common stock issued and other	—	—	(1,705)
Common stock dividends - $0.58 per share	(31,142)	—	(30,882)
March 31, 2021	$548,068	$(7,477)	$2,296,599
Net income	30,093	—	30,093
Other comprehensive income	—	299	299
Common stock issued and other	—	—	21,178
Common stock dividends - $0.58 per share	(31,163)	—	(30,903)
June 30, 2021	$546,998	$(7,178)	$2,317,266
Net income	20,253	—	20,253
Other comprehensive income	—	300	300
Common stock issued and other	—	—	8,325
Common stock dividends - $0.58 per share	(31,287)	—	(31,046)
September 30, 2021	$535,964	$(6,878)	$2,315,098
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. These statements also have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The 2021 year-end consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes in our Annual Report. Our significant accounting policies are described in Note 1 of our Notes to Consolidated Financial Statements in our Annual Report. Due to the seasonal nature of our business, the results of operations for the nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for a 12-month period.

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

Segments - We operate in one reportable business segment: regulated public utilities that deliver natural gas primarily to residential, commercial and transportation customers. The accounting policies for our segment are the same as those described in Note 1 of our Notes to Consolidated Financial Statements in our Annual Report. We evaluate our financial performance principally on net income. For the three and nine months ended September 30, 2022 and 2021, we had no single external customer from which we received 10 percent or more of our gross revenues.

Property, Plant and Equipment and Asset Removal Costs - Accounts payable for construction work in process and asset removal costs decreased by approximately $4.0 million and $7.5 million for the nine months ended September 30, 2022 and 2021, respectively. Such amounts are not included in capital expenditures or asset removal costs in our consolidated statements of cash flows.

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

Accounts Receivable - Accounts receivable represent valid claims against nonaffiliated customers for natural gas sold or services rendered, net of allowances for doubtful accounts. We assess the creditworthiness of our customers. Those customers who do not meet minimum standards may be required to provide security, including deposits and other forms of collateral, when appropriate and allowed by our tariffs. With approximately 2.3 million customers across three states, we are not exposed materially to a concentration of credit risk. We maintain an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, consideration of the current environment and other information. We recover natural gas costs related to accounts written off when they are deemed uncollectible through the purchased-gas cost adjustment mechanisms in each of our jurisdictions. At September 30, 2022 and December 31, 2021, our allowance for doubtful accounts was $15.6 million and $18.7 million, respectively.

Recently Issued Accounting Standards Update - In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance,” which will require disclosure about government assistance in the notes to the financial statements. The amendment requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy, including information about the nature of the transactions and the related accounting policy used to account for the transactions, the line items on the balance sheet and income statement that are affected by the transactions and the significant terms and conditions of the transactions, including commitments and contingencies. The amendment became effective for us beginning January 1, 2022. As the guidance is related only to disclosures in the notes to the financial statements, we do not anticipate any impact on our financial position, results of operations or cash flows. See Note 3 for additional discussion regarding our transaction in Oklahoma with the government that is accounted for by applying a grant accounting model by analogy.

2.REVENUE

The following table sets forth our revenues disaggregated by source for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Thousands of dollars)
Natural gas sales to customers	$322,444	$240,591	$1,640,893	$1,105,835
Transportation revenues	28,035	25,342	92,350	87,760
Miscellaneous revenues	4,991	4,363	14,615	12,091
Total revenues from contracts with customers	355,470	270,296	1,747,858	1,205,686
Other revenues - natural gas sales related	427	545	2,658	849
Other revenues	3,466	3,082	9,281	8,327
Total other revenues	3,893	3,627	11,939	9,176
Total revenues	$359,363	$273,923	$1,759,797	$1,214,862

Accrued unbilled natural gas sales revenues at September 30, 2022 and December 31, 2021, were $79.2 million and $183.2 million, respectively, and are included in accounts receivable on our consolidated balance sheets.

3.    REGULATORY ASSETS AND LIABILITIES

The tables below present a summary of regulatory assets and liabilities, net of amortization, for the periods indicated:

	September 30, 2022
	Current	Noncurrent	Total
	(Thousands of dollars)
Winter weather event costs	$243,232	$342,997	$586,229
Under-recovered purchased-gas costs	28,193	—	28,193
Pension and postemployment benefit costs	4,010	245,637	249,647
Reacquired debt costs	811	3,528	4,339
MGP remediation costs	98	29,767	29,865
Ad-valorem tax	12,779	—	12,779
WNA	10,555	—	10,555
Customer credit deferrals	14,595	—	14,595
Other	1,858	2,555	4,413
Total regulatory assets, net of amortization	316,131	624,484	940,615
Income tax rate changes	—	(536,612)	(536,612)
Over-recovered purchased-gas costs	(38,171)	—	(38,171)
Total regulatory liabilities	(38,171)	(536,612)	(574,783)
Net regulatory assets and liabilities	$277,960	$87,872	$365,832

	December 31, 2021
	Current	Noncurrent	Total
	(Thousands of dollars)
Winter weather event costs	$1,536,054	$428,023	$1,964,077
Under-recovered purchased-gas costs	31,863	—	31,863
Pension and postemployment benefit costs	11,507	260,559	272,066
Reacquired debt costs	812	4,070	4,882
MGP remediation costs	98	29,841	29,939
Ad-valorem tax	8,561	—	8,561
WNA	10,044	—	10,044
Customer credit deferrals	10,685	—	10,685
Other	2,052	2,369	4,421
Total regulatory assets, net of amortization	1,611,676	724,862	2,336,538
Income tax rate changes	—	(552,928)	(552,928)
Over-recovered purchased-gas costs	(8,090)	—	(8,090)
Total regulatory liabilities	(8,090)	(552,928)	(561,018)
Net regulatory assets and liabilities	$1,603,586	$171,934	$1,775,520

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

Oklahoma - Beginning in the first quarter 2021, Oklahoma Natural Gas began deferring to a regulatory asset the extraordinary costs associated with this unprecedented winter weather event, including commodity costs, operational costs and carrying costs in accordance with an order issued by the OCC in March 2021. In April 2021, a bill permitting the state of Oklahoma to pursue securitized financing of extraordinary expenses, such as fuel costs, financing costs and other operational costs incurred by regulated utilities during extreme weather events, was signed into law. This law gives the OCC the authority to approve amounts to be recovered from the issuance of ratepayer-backed securitized bonds by the ODFA.

In April 2021, Oklahoma Natural Gas submitted an initial application requesting a financing order pursuant to the securitization legislation in Oklahoma. On January 25, 2022, the OCC approved the financing order that reflected the terms of a settlement agreement reached in November 2021, which includes an agreement that all extreme gas purchase and extraordinary costs incurred as a result of Winter Storm Uri were reasonable and prudent and a financing order should be issued to recover these costs through securitization. Pursuant to the securitization statute in Oklahoma, the Oklahoma Supreme Court validated that the bond issuance proposed by the ODFA complied with the securitization statute and the laws of Oklahoma in May 2022.

On August 25, 2022, the ODFA completed the issuance of $1.35 billion in ratepayer-backed bonds with varying scheduled final maturities over 30 years, consistent with the OCC order. The bonds are limited and special revenue obligations of the ODFA, payable solely from the securitization bond collateral and are not an obligation of Oklahoma Natural Gas or any of its affiliates.

The proceeds received by Oklahoma Natural Gas from the ODFA were approximately $1.3 billion, which represents the amount of the securitization bonds issued less issuance costs. The receipt of these proceeds represents Oklahoma Natural Gas’ recovery of the approximately $1.3 billion of authorized extraordinary natural gas purchase costs and other operational costs incurred during Winter Storm Uri, as well as carrying costs. GAAP does not provide comprehensive recognition and measurement guidance for many forms of government assistance received by business entities. Accordingly, we have accounted for the proceeds received from the ODFA by analogy to International Accounting Standards No. 20, “Accounting for Government Grants and Disclosure of Government Assistance” consistent with a grant related to income. The proceeds received and the corresponding recognition of the deferred regulatory asset have been reflected in cost of natural gas in our Consolidated Statements of Income. As the proceeds reflect the recovery of our winter weather event regulatory asset, there was no material impact to earnings. Beginning September 1, 2022, Oklahoma Natural Gas will act as a servicer, with responsibility for collecting the securitization charges from Oklahoma customers that are then submitted to the ODFA to repay the securitization bonds. The collection and remittance of these funds on behalf of the ODFA are recorded in other current liabilities in our consolidated balance sheets.

Kansas - In March 2021, the KCC issued an order adopting the KCC staff’s recommendation to open company-specific dockets to accept each utility’s filing of financial impact compliance reports and permit the KCC staff to conduct a review of the utility’s compliance report and its actions during Winter Storm Uri. In April 2021, a bill permitting the utilities to pursue securitization to finance extraordinary expenses, such as fuel costs incurred during extreme weather events, was signed into law by the Kansas governor. The law gives the KCC the authority to oversee and authorize the issuance of ratepayer-backed securitized bonds issued by a public utility.

In May 2021, Kansas Gas Service filed a motion in its company-specific docket opened by the KCC, requesting a limited waiver of the penalty provisions of its tariff to eliminate the multipliers in the penalty calculation when calculating the penalties to assess on marketers and individually-balanced transportation customers for their unauthorized natural gas usage during Winter Storm Uri. In October 2021, a nonunanimous settlement agreement was filed with the KCC to reach a resolution on these penalties. Prior to a hearing on the amended settlement in January 2022, all parties reached a unanimous settlement, which was filed with a motion requesting approval of the unanimous settlement. Under the terms of the unanimous settlement, the carrying charge on assessed penalties was reduced to two percent, consistent with the nonunanimous agreement in the financial docket. On March 3, 2022, the KCC issued an order approving the settlement which modified the penalty provisions of Kansas Gas Service’s tariffs and included a carrying charge of two percent on amounts due to Kansas Gas Service. Amounts collected from these penalties will reduce the regulatory asset for the winter weather event, up to $52.6 million. Through September 30, 2022, we have collected $49.4 million of these penalties.

In July 2021, Kansas Gas Service submitted its financial plan to the KCC as required by the company-specific docket opened by the KCC in March 2021. The plan includes a proposal for a newly formed, bankruptcy remote subsidiary of the Company to issue securitized bonds to recover the extraordinary costs resulting from Winter Storm Uri from Kansas Gas Service’s customers. On February 8, 2022, the KCC issued an order approving a unanimous settlement agreement that allows Kansas Gas Service to recover extraordinary costs, net of any penalties recovered from marketers and individually-balanced transportation customers, plus carrying costs, by seeking a financing order from the KCC for the issuance of securitized utility tariff bonds.

On March 31, 2022, Kansas Gas Service submitted its application for a financing order to the KCC as contemplated by the unanimous settlement agreement, requesting approval to issue securitized bonds to recover extraordinary costs resulting from Winter Storm Uri and flexibility to recover the costs. On July 14, 2022, Kansas Gas Service, the KCC Staff and the Citizens’ Utility Ratepayer Board reached a settlement agreement for the issuance of a financing order allowing a newly formed, bankruptcy remote subsidiary of the Company to issue securitized utility tariff bonds in the amount of approximately $328.0 million plus issuance fees. The final amount to be securitized will be provided in the final issuance advice letter. The agreement provides for the issuance of bonds with a scheduled final maturity of between 7 and 10 years with flexibility within that range, if necessary, to achieve a AAA rating. On August 18, 2022, the KCC issued an order approving the agreement and also issued a financing order.

As part of the settlement agreement, we created KGSS-I, a special-purpose, wholly-owned subsidiary of ONE Gas, and filed a registration statement with the SEC, for the purpose of issuing securitized bonds. After the SEC declares the registration statement effective, KGSS-I expects to begin the process to issue the bonds.

At September 30, 2022, Kansas Gas Service has deferred approximately $339.6 million in extraordinary costs, net of penalties billed, attributable to Winter Storm Uri. The amount deferred at September 30, 2022, in excess of the amount securitized, primarily includes accrued costs for natural gas purchases that have not been paid as we work with our suppliers to resolve discrepancies in invoiced amounts. These amounts will be recovered through our purchased gas cost mechanisms or other regulatory filings and may be adjusted as the differences are resolved.

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

On February 8, 2022, the RRC issued a single financing order for Texas Gas Service and other natural gas utilities in Texas participating in the securitization process, which included a determination that the approved costs will be collected from customers over a period of not more than 30 years. The TPFA formed the Texas Natural Gas Securitization Finance Corporation, a new independent public authority, that will issue the securitized bonds, which are expected to be issued in the fourth quarter of 2022. At September 30, 2022, Texas Gas Service has deferred approximately $246.7 million in extraordinary costs associated with Winter Storm Uri, which includes $47.8 million attributable to the West Texas service area. Pursuant to the approved settlement order, in January 2022, Texas Gas Service began collecting the extraordinary costs, including carrying costs, associated with Winter Storm Uri attributable to the West Texas service area from those customers.

General - In accordance with these regulatory orders associated with the winter weather event, our regulatory asset totaled approximately $586.2 million in extraordinary costs for natural gas purchases, related financing and carrying costs and other operational costs that have not been recovered at September 30, 2022. The amounts deferred include invoiced costs for natural gas purchases that have not been paid as we work with our suppliers to resolve discrepancies in invoiced amounts. The amounts deferred may be adjusted as the differences are resolved. In addition, as a result of Winter Storm Uri, we were assessed penalties as a result of over- or under-deliveries of natural gas during periods that operational flow orders were imposed on us. Additionally, Kansas Gas Service assessed penalties under the modified penalty provisions of its tariff on marketers and individually-balanced transportation customers, or their agents, as approved by the KCC in March 2022. Amounts recorded reflect management’s best estimate of the amounts we may pay or receive and may be adjusted in future periods as the disposition of disputed invoices and the collectability of such penalties is determined. As these amounts are related to the extraordinary gas purchase costs associated with Winter Storm Uri, which are deferred, future adjustments to the amounts deferred are not expected to have a material impact on earnings.

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

Ad-valorem tax represents the difference in Kansas Gas Service’s taxes incurred each year above or below the amount approved in base rates. This difference is deferred as a regulatory asset or liability for a 12-month period. Kansas Gas Service then applies an adjustment to customers’ bills to refund the over-collected revenue or bill the under-collected revenue over the subsequent 12 months.

The customer credit deferrals and the noncurrent regulatory liability for income tax rate changes represents deferral of the effects of enacted federal and state income tax rate changes on our ADIT and the effects of these changes on our rates. See Note 10 for additional information regarding the impact of income tax rate changes.

See Note 12 and “Environmental, Safety and Regulatory Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding our regulatory assets for MGP remediation costs.

We have received accounting orders in each of our jurisdictions authorizing us to accumulate and defer for regulatory purposes certain incremental costs incurred, including bad debt expenses, and certain lost revenues, net of offsetting expense reductions associated with COVID-19. Pursuant to these orders, the recovery of any net incremental costs and lost revenues will be determined in future rate cases or alternative rate recovery filings in each jurisdiction. For financial reporting purposes, any amounts deferred as a regulatory asset for future recovery under these accounting orders must be probable of recovery. At September 30, 2022, no regulatory assets have been recorded. In Oklahoma, the test period for our recently completed rate case included the impacts of COVID-19 on our cost of service in determining new rates that became effective in November 2021. In addition, annual PBRC filings, including the PBRC filing made in March 2022, allow us to include any impacts from COVID-19 in our test period cost of service to determine the impact on our rates. In Kansas and Texas, we continue to evaluate the impacts of COVID-19 on our business and will record regulatory assets for financial reporting purposes at such time as recovery is deemed probable.

Recoveries of regulatory assets through rates were not material for the three months ended September 30, 2022 and 2021, respectively. Recovery through rates resulted in amortization of regulatory assets of approximately $6.9 million and $4.4 million for the nine months ended September 30, 2022 and 2021, respectively.

4.CREDIT FACILITY AND SHORT-TERM DEBT

On March 16, 2022, we entered into the first amendment to the second amended and restated ONE Gas Credit Agreement, which was previously amended and restated on March 16, 2021. The amendment extends the maturity date of the ONE Gas Credit Agreement to March 16, 2027, from March 16, 2026, and amends the ONE Gas Credit Agreement to provide that we may extend the maturity date, subject to the lenders’ consent, by one year two additional times. The amendment also changes the benchmark rate defined in the ONE Gas Credit Agreement to SOFR. All other material terms and conditions of the ONE Gas Credit Agreement remain in full force and effect.

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

The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. At September 30, 2022, our total debt-to-capital ratio was 56 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement. We may reduce the unutilized portion of the ONE Gas Credit Agreement in whole or in part without premium or penalty. The ONE Gas Credit Agreement contains customary events of default. Upon the occurrence of certain events of default, the obligations under the ONE Gas Credit Agreement may be accelerated and the commitments may be terminated.

At September 30, 2022, we had $1.2 million in letters of credit issued and no borrowings under the ONE Gas Credit Agreement, with $998.8 million of remaining credit, which is available to repay any of our commercial paper borrowings.

In June 2021, we increased the size of our commercial paper program to permit the issuance of commercial paper to fund short-term borrowing needs in an aggregate principal amount not to exceed $1.0 billion outstanding at any time. Prior to this increase, our commercial paper program permitted us to issue commercial paper in an aggregate principal amount not to exceed $700 million outstanding at any time. The maturities of the commercial paper vary but may not exceed 270 days from the date of issue. Commercial paper is generally sold at par less a discount representing an interest factor. At September 30, 2022 and December 31, 2021, we had $423.4 million and $494.0 million of commercial paper outstanding with a weighted-average interest rate of 3.53 percent and 0.38 percent, respectively.

In connection with the second amendment and restatement of the ONE Gas Credit Agreement on March 16, 2021, all commitments under our ONE Gas 364-day Credit Agreement, dated as of April 7, 2020, were terminated and all obligations under the ONE Gas 364-day Credit Agreement were paid in full and discharged.

5.LONG-TERM DEBT

Senior Notes - On August 8, 2022, ONE Gas issued $300 million of 4.25 percent senior notes due 2032. The proceeds from the issuance were used to repay amounts outstanding under our commercial paper program and for general corporate purposes.

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

On August 25, 2022, we called $750 million of the $1.0 billion of 0.85 percent senior notes due March 2023, $150 million of the $700 million of 1.10 percent senior notes due March 2024 and the remaining $400 million of outstanding floating-rate senior notes due March 2023, using the proceeds received from the securitization transaction for Oklahoma Natural Gas. See Note 3 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional discussion of the securitization transaction. We expect to use the proceeds from the issuance of securitized bonds in Kansas and Texas, as discussed in Note 3, to call the outstanding senior notes due March 2023 and a portion of the senior notes due March 2024.

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

6.EQUITY

At-the-Market Equity Program - In February 2020, we initiated an at-the-market equity program by entering into an equity distribution agreement under which we may issue and sell shares of our common stock with an aggregate offering price up to $250 million (including any shares of common stock that may be sold pursuant to the master forward sale confirmation entered into in connection with the equity distribution agreement and the related supplemental confirmations). Sales of common stock are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. For the nine months ended September 30, 2022 and 2021, we issued and sold 403,792 shares and 281,124 shares of our common stock for $35.0 million and $21.4 million, generating proceeds, net of issuance costs, of $34.7 million and $21.1 million, respectively.

For the nine months ended September 30, 2022, we executed forward sale agreements for shares of our common stock. No shares of common stock have been settled under these forward sale agreements. Had we settled all shares under the forward agreements as of September 30, 2022, we would have generated net proceeds of $93.9 million, as detailed below:

Maturity	Shares Available	Net Proceeds Available (in thousands)	Forward Price
September 29, 2023	570,335	$45,890	$80.46
January 2, 2024	591,736	48,052	81.21
Total	1,162,071	$93,942	$80.84

At September 30, 2022, we had $85.1 million of equity available for issuance under the program.

Dividends Declared - In October 2022, we declared a dividend of $0.62 per share ($2.48 per share on an annualized basis) for shareholders of record as of November 15, 2022, payable on December 1, 2022.

7.ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the effect of reclassifications from accumulated other comprehensive loss in our consolidated statements of income for the periods indicated:

	Three Months Ended		Nine Months Ended		Affected Line Item in the
Details About Accumulated Other	September 30,		September 30,		Consolidated Statements
Comprehensive Loss Components	2022	2021	2022	2021	of Income
	(Thousands of dollars)
Pension and other postemployment benefit plan obligations (a)
Amortization of net loss	$2,278	$11,474	$14,731	$34,422
Amortization of unrecognized prior service cost (credit)	103	(70)	185	(210)
	2,381	11,404	14,916	34,212
Regulatory adjustments (b)	(2,365)	(11,013)	(14,772)	(33,040)
	16	391	144	1,172	Income before income taxes
	(4)	(91)	(33)	(273)	Income tax expense
Total reclassifications for the period	$12	$300	$111	$899	Net income
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

8.EARNINGS PER SHARE

Basic EPS is calculated by dividing net income by the daily weighted-average number of common shares outstanding during the periods presented, which includes fully vested stock awards that have not yet been issued as common stock. Diluted EPS is based on shares outstanding for the calculation of basic EPS, plus unvested stock awards granted under our compensation plans and equity forward sale agreements, but only to the extent these instruments dilute earnings per share.

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Three Months Ended September 30, 2022
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$23,701	54,310	$0.44
Diluted EPS Calculation
Effect of dilutive securities	—	172
Net income available for common stock and common stock equivalents	$23,701	54,482	$0.44

	Three Months Ended September 30, 2021
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$20,253	53,710	$0.38
Diluted EPS Calculation
Effect of dilutive securities	—	83
Net income available for common stock and common stock equivalents	$20,253	53,793	$0.38

	Nine Months Ended September 30, 2022
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$154,710	54,164	$2.86
Diluted EPS Calculation
Effect of dilutive securities	—	118
Net income available for common stock and common stock equivalents	$154,710	54,282	$2.85

	Nine Months Ended September 30, 2021
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$145,922	53,516	$2.73
Diluted EPS Calculation
Effect of dilutive securities	—	102
Net income available for common stock and common stock equivalents	$145,922	53,618	$2.72

9.EMPLOYEE BENEFIT PLANS

The following tables set forth the components of net periodic benefit cost for our pension and other postemployment benefit plans for the periods indicated:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Thousands of dollars)
Components of net periodic benefit cost (credit)
Service cost	$2,341	$3,453	$8,027	$10,359
Interest cost	9,654	7,365	26,495	22,095
Expected return on assets	(14,642)	(15,596)	(43,887)	(46,788)
Amortization of unrecognized prior service cost	93	—	155	—
Amortization of net loss	2,224	11,381	14,569	34,143
Net periodic benefit cost (credit)	$(330)	$6,603	$5,359	$19,809

	Other Postemployment Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Thousands of dollars)
Components of net periodic benefit cost (credit)
Service cost	$318	$397	$954	$1,191
Interest cost	1,612	1,563	4,836	4,689
Expected return on assets	(3,295)	(4,202)	(9,885)	(12,606)
Amortization of unrecognized prior service cost (credit)	10	(70)	30	(210)
Amortization of net loss	54	93	162	279
Net periodic benefit cost (credit)	$(1,301)	$(2,219)	$(3,903)	$(6,657)

We recover qualified pension benefit plan and other postemployment benefit plan costs through rates charged to our customers. Certain regulatory authorities require that the recovery of these costs be based on specific guidelines. The difference between these regulatory-based amounts and the periodic benefit cost calculated pursuant to GAAP is deferred as a regulatory asset or liability and amortized to expense over periods in which this difference will be recovered in rates, as authorized by the applicable regulatory authorities. For the nine months ended September 30, 2022, regulatory deferrals related to net periodic benefit cost were $3.4 million. For the nine months ended September 30, 2021, regulatory deferrals related to net periodic benefit cost were not material.

We use a December 31 measurement date for our plans. On April 30, 2022, we amended our defined benefit pension plans to change the variable cost of living adjustment for eligible participants to a fixed rate. Accordingly, we remeasured our net benefit obligations as of April 30, 2022, resulting in an adjustment of approximately $7.2 million to our pension expense, net of capitalization and regulatory deferrals, for the year ending December 31, 2022, beginning May 1, 2022.

We capitalize all eligible service cost and non-service cost components under the accounting requirements of ASC Topic 980 (Regulated Operations) for rate-regulated entities. Our consolidated balance sheets reflect the capitalized non-service cost components as a regulatory asset in the amount of $4.0 million and $6.1 million at September 30, 2022 and December 31, 2021, respectively. See Note 3 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information.

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

At September 30, 2022, we have no uncertain tax positions. Changes in tax laws or tax rates are recognized in the financial reporting period that includes the enactment date. We are no longer subject to income tax examination for years prior to 2019.

In August 2022, the IRA of 2022 was signed into law. Based upon our review of the legislation, we do not expect it to have any material impacts to our Company.

In May 2021, a bill amending the Oklahoma state income tax code was signed into law that reduced the state income tax rate to four percent from six percent beginning January 1, 2022. As a result of the enactment of this legislation, we remeasured our ADIT. As a regulated entity, the reduction in ADIT of $29.3 million was recorded as a regulatory liability. The impact of the change in the state income tax rate on Oklahoma Natural Gas’ rates, as well as the timing and amount of the impact on the annual crediting mechanism for the EDIT regulatory liability, was not material and is included in the March 15, 2022 PBRC filing, which is pending approval by the OCC.

Income tax expense reflects credits for the amortization of the regulatory liability associated with EDIT that was returned to customers of $1.6 million and $1.5 million for the three months ended September 30, 2022 and 2021, respectively, and credits of $12.5 million and $12.2 million for the nine months ended September 30, 2022 and 2021, respectively.

11. OTHER INCOME AND OTHER EXPENSE

The following table sets forth the components of other income and other expense for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Thousands of dollars)
Net periodic benefit (cost) credit other than service cost	$1,430	$(1,069)	$2,209	$(2,844)
Earnings (losses) on investments associated with nonqualified employee benefit plans	(1,789)	(267)	(9,241)	2,232
Other, net	1,152	(469)	(303)	(1,146)
Total other income (expense), net	$793	$(1,805)	$(7,335)	$(1,758)

12.COMMITMENTS AND CONTINGENCIES

COVID-19 - Throughout the COVID-19 pandemic, we have continued to provide essential services to our customers. We have implemented a comprehensive set of policies, procedures and guidelines to protect the safety of our employees, customers and communities. See Note 3 for more information regarding the effects of COVID-19 on us.

Environmental Matters - We are subject to multiple laws and regulations regarding protection of the environment and natural and cultural resources, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, plant and wildlife protection, hazardous materials use, storage and transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits or the discovery of presently unknown environmental conditions may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the CAA and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and nine months ended September 30, 2022 and 2021.

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

We have an AAO that allows Kansas Gas Service to defer and seek recovery of costs necessary for investigation and remediation at, and nearby, these 12 former MGP sites that are incurred after January 1, 2017, up to a cap of $15.0 million, net of any related insurance recoveries. Costs approved for recovery in a future rate proceeding would then be amortized over a 15-year period. The unamortized amounts will not be included in rate base or accumulate carrying charges. Following a determination that future investigation and remediation work approved by the KDHE is expected to exceed $15.0 million, net of any related insurance recoveries, Kansas Gas Service will be required to file an application with the KCC for approval to increase the $15.0 million cap. At September 30, 2022, we have deferred $29.9 million for accrued investigation and remediation costs pursuant to our AAO. Kansas Gas Service expects to file an application as soon as practicable after the KDHE approves the plans we have submitted and anticipates that filing will occur in 2023.

We have completed or are addressing removal of the source of soil contamination at all 12 sites and continue to monitor groundwater at seven of the 12 sites according to plans approved by the KDHE. In 2019, we completed a project to remove a source of contamination and associated contaminated materials at the twelfth site where no active soil remediation had previously occurred. Remediation plans concerning various sites were submitted to the KDHE in 2021 and 2020 and the KDHE has provided comments that we are addressing. We are also working on a remediation plan for an additional site that we expect to submit to the KDHE in 2023.

We also own or retain legal responsibility for certain environmental conditions at a former MGP site in Texas. At the request of the TCEQ, we began investigating the level and extent of contamination associated with the site under their Texas Risk Reduction Program. A preliminary site investigation revealed that this site contains contaminants generally associated with MGP sites and is subject to control or remediation under various environmental laws and regulations. Impacts have been identified in the soil and groundwater at the site with limited impacts observed in surrounding areas. On April 14, 2022, we submitted a remediation work plan to address the areas impacted to the TCEQ. At September 30, 2022, estimated costs associated with expected remediation activities for this site are not material.

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and nine months ended September 30, 2022 and 2021. The reserve for remediation of our MGP sites was $13.2 million and $22.8 million at September 30, 2022 and December 31, 2021, respectively. Environmental issues may exist with respect to MGP sites that are unknown to us. Accordingly, future costs are dependent on the final determination and regulatory approval of any remedial actions, the complexity of the site, level of remediation required, changing technology and governmental regulations, and to the extent not recovered by insurance or recoverable in rates from our customers, could be material to our financial condition, results of operations or cash flows.

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
•the second final rule is called the Safety of Gas Transmission Pipelines: Repair Criteria, Integrity Management Improvements, Cathodic Protection, Management of Change, and Other Related Amendments and will cover all remaining elements of the NPRM (except for gas gathering pipelines); and
•the third final rule is called the Safety of Gas Gathering Pipelines and will address gas gathering pipelines.

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

On August 24, 2022, PHMSA published the second final rule in the Federal Register. The potential capital and operating expenditures associated with compliance with this rule are currently being evaluated. The third final rule has also been issued, but we are not impacted by it as we do not own gas gathering pipelines.

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

Derivative Instruments - At September 30, 2022, we held purchased natural gas call options for the heating season ending March 2023, with total notional amounts of 17.4 Bcf, for which we paid premiums of $27.1 million, and which had a fair value of $3.5 million. At December 31, 2021, we held purchased natural gas call options for the heating season ended March 2022, with total notional amounts of 13.2 Bcf, for which we paid premiums of $9.5 million, and which had a fair value of $2.3 million. These contracts are included in, and recoverable through, our purchased-gas cost adjustment mechanisms. Additionally, premiums paid, changes in fair value and any settlements received associated with these contracts are deferred as part of our unrecovered purchased-gas costs in our consolidated balance sheets. Our natural gas call options are classified as Level 1, as fair value amounts are based on unadjusted quoted prices in active markets including settled prices on the New York Mercantile Exchange. There were no transfers between levels for the periods presented.

Other Financial Instruments - The approximate fair value of cash and cash equivalents, accounts receivable and accounts payable is equal to book value, due to the short-term nature of these items. Our cash and cash equivalents are comprised of bank and money market accounts and are classified as Level 1. At September 30, 2022 and December 31, 2021, our other current and noncurrent assets included $7.1 million and $6.9 million of corporate bonds, respectively, and $2.4 million and $3.5 million of United States treasury notes, respectively. The fair value of corporate bonds and United States treasury notes approximate carrying value, and are classified as Level 2 and Level 1, respectively.

Commercial paper is due upon demand and, therefore, the carrying amounts approximate fair value and are classified as Level 1. The book value of our long-term debt, including current maturities, was $2.7 billion and $3.7 billion at September 30, 2022 and December 31, 2021, respectively. The estimated fair value of our long-term debt, including current maturities, was

$2.4 billion and $3.9 billion at September 30, 2022 and December 31, 2021, respectively. The estimated fair value of our long-term debt was determined using quoted market prices, and is classified as Level 2.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the Notes to Consolidated Financial Statements in this Quarterly Report, as well as our Annual Report. Due to the seasonal nature of our business, the results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for a 12-month period.

RECENT DEVELOPMENTS

On August 8, 2022, ONE Gas issued $300 million of 4.25 percent senior notes due 2032. The proceeds from the issuance were used to repay amounts outstanding under our commercial paper program and for general corporate purposes.

On August 25, 2022, we called $750 million of the $1.0 billion of 0.85 percent senior notes due March 2023, $150 million of the $700 million of 1.10 percent senior notes due March 2024 and the remaining $400 million of outstanding floating-rate senior notes due March 2023, using the proceeds received from the securitization transaction for Oklahoma Natural Gas. See “Regulatory Activities,” “Liquidity and Capital Resources,” and Note 3 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional discussion of the securitization transaction.

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

In the second quarter of 2021, legislation in Oklahoma, Kansas and Texas was approved that permits utilities to pursue securitization to finance extraordinary expenses, such as fuel costs, incurred during extreme weather events. In August 2022, we received approximately $1.3 billion from the ODFA’s issuance of securitized bonds. We have received approval from our regulators in Kansas and Texas to utilize the securitization legislation in each state to repay or refinance the debt we incurred to finance the extraordinary costs associated with Winter Storm Uri.

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

At-the-Market Equity Program - For the nine months ended September 30, 2022, we executed forward sale agreements for shares of our common stock. No shares of common stock have been settled under these forward sale agreements. Had we settled these shares under the forward agreements at September 30, 2022, we would have generated net proceeds of $93.9 million. See “Liquidity and Capital Resources” and Note 6 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional discussion of our at-the-market equity program.

ONE Gas Credit Agreement - On March 16, 2022, we entered into the first amendment to the second amended and restated ONE Gas Credit Agreement, which was previously amended and restated on March 16, 2021. The amendment extends the maturity date of the ONE Gas Credit Agreement to March 16, 2027, from March 16, 2026, and amends the ONE Gas Credit Agreement to provide that we may extend the maturity date, subject to the lenders’ consent, by one year two additional times. The amendment also changes the benchmark rate defined in the ONE Gas Credit Agreement to SOFR. All other material terms and conditions of the ONE Gas Credit Agreement remain in full force and effect.

COVID-19 - Throughout the COVID-19 pandemic, we have continued to provide essential services to our customers. We have implemented a comprehensive set of policies, procedures and guidelines to protect the safety of our employees, customers and communities.

We have received accounting orders in each of our jurisdictions authorizing us to accumulate and defer for regulatory purposes certain incremental costs incurred, including bad debt expenses, and certain lost revenues, net of offsetting expense reductions associated with COVID-19. Pursuant to these orders, the recovery of any net incremental costs and lost revenues will be determined in future rate cases or alternative rate recovery filings in each jurisdiction. For financial reporting purposes, any amounts deferred as a regulatory asset for future recovery under these accounting orders must be probable of recovery. At September 30, 2022, no regulatory assets have been recorded. In Oklahoma, the test period for our recently completed rate case included the impacts of COVID-19 on our cost of service in determining new rates that became effective in November 2021. In addition, annual PBRC filings, including the PBRC filing made in March 2022, allow us to include any impacts from COVID-19 in our test period cost of service to determine the impact on our rates. In Kansas and Texas, we continue to evaluate the impacts of COVID-19 on our business and will record regulatory assets for financial reporting purposes at such time as recovery is deemed probable.

See Note 12 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional discussion regarding the effects of COVID-19 on us.

Dividend - In October 2022, we declared a dividend of $0.62 per share ($2.48 per share on an annualized basis) for shareholders of record as of November 15, 2022, payable on December 1, 2022.

REGULATORY ACTIVITIES

Oklahoma - In April 2021, Oklahoma Natural Gas submitted an initial application requesting a financing order pursuant to the securitization legislation in Oklahoma. On January 25, 2022, the OCC approved the financing order that reflected the terms of a settlement agreement reached in November 2021, which includes an agreement that all extreme gas purchase and extraordinary costs incurred as a result of Winter Storm Uri were reasonable and prudent and a financing order should be issued to recover these costs through securitization. Pursuant to the securitization statute in Oklahoma, the Oklahoma Supreme Court validated that the bond issuance proposed by the ODFA complied with the securitization statute and the laws of Oklahoma in May 2022.

On August 25, 2022, the ODFA completed the issuance of $1.35 billion in ratepayer-backed bonds with varying scheduled final maturities over 30 years, consistent with the OCC order. The bonds are limited and special revenue obligations of the ODFA, payable solely from the securitization bond collateral and are not an obligation of Oklahoma Natural Gas or any of its affiliates.

The proceeds received by Oklahoma Natural Gas from the ODFA were approximately $1.3 billion, which represents the amount of the securitization bonds sold less issuance costs. The receipt of these proceeds represents Oklahoma Natural Gas’ recovery of the approximately $1.3 billion of authorized extraordinary natural gas purchase costs and other operational costs incurred during Winter Storm Uri, as well as carrying costs. Beginning September 1, 2022, Oklahoma Natural Gas will act as a servicer, with responsibility for collecting the securitization charges from Oklahoma customers that are then submitted to the ODFA to repay the securitization bonds.

As required, PBRC filings are made annually on or before March 15, until the next general rate case which is required to be filed on or before June 30, 2027. On March 15, 2022, Oklahoma Natural Gas filed its required PBRC application for a calendar year 2021 test year. The filed request includes a $19.7 million base rate revenue increase, $2.3 million energy efficiency incentive, and $9.1 million of estimated EDIT to be credited to customers in 2023. On May 27, 2022, the Public Utility Division (“PUD”) of the OCC filed responsive testimony supporting an increase of $19.6 million. On May 31, 2022, the Office of the Attorney General filed a statement of position supporting PUD’s position. Pursuant to its tariff, Oklahoma Natural Gas placed new rates into effect on July 13, 2022, reflecting a base rate revenue increase of $19.6 million. These rates are subject to refund until approved by the OCC. On August 16, 2022 a stipulation was filed reflecting the $19.6 million increase supported by PUD. On September 29, 2022, a hearing before an administrative law judge was held. At the conclusion of the hearing, the administrative law judge recommended approval of the joint stipulation. An order is expected to be approved in the fourth quarter of 2022.

As required by OCC rule, on April 6, 2022, Oklahoma Natural Gas filed a request for approval of a demand portfolio of conservation and energy efficiency programs for calendar years 2023-2025. The request includes an annual portfolio of program costs of $17.4 million with an estimated annual utility incentive of $2.6 million. On July 29, 2022, the PUD filed responsive testimony in support of Oklahoma Natural Gas’ filed request. On August 5, 2022, the Attorney General’s office filed a statement of position stating that it did not oppose Oklahoma Natural Gas’s filed request. On September 14, 2022, a joint stipulation and settlement agreement was entered into with the PUD supporting Oklahoma Natural Gas’ request. A hearing was held on October 17, 2022, and the administrative law judge recommended approval of the joint stipulation and settlement agreement. An order is expected to be approved in the fourth quarter of 2022.

In May 2021, Oklahoma Natural Gas filed a general rate case. In October 2021, a joint stipulation and settlement agreement was signed by all parties to the rate case. In November 2021, the OCC issued an order approving the joint stipulation and settlement agreement. Upon approval of the order, Oklahoma Natural Gas’ base rates increased by $15.3 million. Premised on a return on equity of 9.4 percent and a common equity ratio of 58.55 percent, the order also includes the continuation of the PBRC tariff that was established in 2009. The approved order also states that Oklahoma Natural Gas may recover commodity costs of no more than $5.0 million annually for the purchase of RNG and that Oklahoma Natural Gas shall file an application on or before December 31, 2022, requesting approval of an RNG pilot program including an “opt-in” tariff allowing Oklahoma Natural Gas to allocate costs and benefits of RNG to those customers who choose RNG for their fuel source. Oklahoma Natural Gas is preparing to file for an RNG voluntary opt-in tariff by December 31, 2022, as required by the order.

In May 2021, a bill amending the Oklahoma state income tax code was signed into law that reduced the state income tax rate to four percent from six percent beginning January 1, 2022. As a result of the enactment of this legislation, we remeasured our ADIT. As a regulated entity, the reduction in ADIT of $29.3 million was recorded as a regulatory liability. The impact of the change in the state income tax rate on Oklahoma Natural Gas’ rates, as well as the timing and amount of the impact on the annual crediting mechanism for the EDIT regulatory liability, was not material and is included in the March 15, 2022 PBRC filing, which is pending approval by the OCC.

Kansas - In March 2021, the KCC issued an order adopting the KCC staff’s recommendation to open company-specific dockets to accept each utility’s filing of financial impact compliance reports and permit the KCC staff to conduct a review of the utility’s compliance report and its actions during Winter Storm Uri.

In May 2021, Kansas Gas Service filed a motion in its company-specific docket opened by the KCC, requesting a limited waiver of the penalty provisions of its tariff to eliminate the multipliers in the penalty calculation when calculating the penalties to assess on marketers and individually-balanced transportation customers for their unauthorized natural gas usage during Winter Storm Uri. In October 2021, a nonunanimous settlement agreement was filed with the KCC to reach a resolution on these penalties. Prior to a hearing on the amended settlement in January 2022, all parties reached a unanimous settlement, which was filed with a motion requesting approval of the unanimous settlement. Under the terms of the unanimous settlement, the carrying charge on assessed penalties was reduced to two percent, consistent with the nonunanimous agreement in the financial docket. On March 3, 2022, the KCC issued an order approving the settlement which modified the penalty provisions of Kansas Gas Service’s tariffs and included a carrying charge of two percent on amounts due to Kansas Gas Service. Amounts collected from these penalties will reduce the regulatory asset for the winter weather event, up to $52.6 million. Through September 30, 2022, we have collected $49.4 million of these penalties.

In July 2021, Kansas Gas Service submitted its financial plan to the KCC as required by the company-specific docket opened by the KCC in March 2021. The plan includes a proposal for a newly formed, bankruptcy remote subsidiary of the Company to issue securitized bonds to recover the extraordinary costs resulting from Winter Storm Uri from Kansas Gas Service’s customers. On February 8, 2022, the KCC issued an order approving a unanimous settlement agreement that allows Kansas Gas Service to recover extraordinary costs, net of any penalties recovered from marketers and individually-balanced transportation customers, plus carrying costs, by seeking a financing order from the KCC for the issuance of securitized utility tariff bonds.

On March 31, 2022, Kansas Gas Service submitted its application for a financing order to the KCC as contemplated by the unanimous settlement agreement, requesting approval to issue securitized bonds to recover extraordinary costs resulting from Winter Storm Uri and flexibility to recover the costs. On July 14, 2022, Kansas Gas Service, the KCC Staff and the Citizens’ Utility Ratepayer Board reached a settlement agreement for the issuance of a financing order allowing a newly formed, bankruptcy remote subsidiary of the Company to issue securitized utility tariff bonds in the amount of approximately $328.0 million plus issuance fees. The final amount to be securitized will be provided in the final issuance advice letter. The agreement provides for the issuance of bonds with a scheduled final maturity of between 7 and 10 years with flexibility within that range, if necessary, to achieve a AAA rating. On August 18, 2022, the KCC issued an order approving the agreement and also issued a financing order.

As part of the settlement agreement, we created KGSS-I, a special-purpose, wholly-owned subsidiary of the Company, and filed a registration statement with the SEC, for the purpose of issuing securitized bonds. After the SEC declares the registration statement effective, KGSS-I expects to begin the process to issue the bonds.

At September 30, 2022, Kansas Gas Service has deferred approximately $339.6 million in extraordinary costs, net of penalties billed, attributable to Winter Storm Uri. The amount deferred at September 30, 2022, in excess of the amount securitized, primarily includes accrued costs for natural gas purchases that have not been paid as we work with our suppliers to resolve discrepancies in invoiced amounts. These amounts will be recovered through our purchased gas cost mechanisms or other regulatory filings and may be adjusted as the differences are resolved.

In August 2022, Kansas Gas Service submitted an application to the KCC requesting an increase of approximately $7.8 million related to its GSRS. The KCC has until late December 2022 to issue an order.

In August 2022, Kansas Gas Service submitted an application to the KCC requesting certain changes to Section 7 of its General Terms and Conditions tariff. These changes would revise the tariff to use Kansas Gas Service’s average embedded cost to determine the cost for service line installations and replacements as well as certain customer requested work. The KCC has 240 days to review the request.

In August 2021, Kansas Gas Service submitted an application to the KCC requesting an increase of approximately $7.6 million related to its GSRS. The KCC issued an order in November 2021, and the new surcharge became effective on December 1, 2021.

In May 2020, a bill amending the Kansas state income tax code was signed into law that exempts public utilities regulated by the KCC from paying Kansas state income taxes beginning January 1, 2021, and authorizes the KCC to adjust utility rates for the elimination of Kansas state income tax beginning January 1, 2021. As a result of the enactment of this legislation, we remeasured our ADIT. As a regulated entity, the reduction in ADIT of $84.2 million was recorded as a regulatory liability and will be refunded to our customers. This adjustment had no material impact on our income tax expense and no impact on our cash flows for the three and nine months ended September 30, 2022. The law stipulates that, if requested by the utility, this EDIT will be returned to Kansas customers over a period of no less than 30 years, with the exact timing to be determined in our next general rate proceeding. In August 2020, Kansas Gas Service submitted an application to the KCC to reduce its base rates to reflect the elimination of Kansas state income taxes by approximately $4.9 million. In December 2020, the KCC approved the reduction, effective January 1, 2021.

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

On February 8, 2022, the RRC issued a single financing order for Texas Gas Service and other natural gas utilities in Texas participating in the securitization process, which included a determination that the approved costs will be collected from customers over a period of not more than 30 years. The TPFA formed the Texas Natural Gas Securitization Finance Corporation, a new independent public authority, that will issue the securitized bonds, which are expected to be issued in the fourth quarter of 2022. At September 30, 2022, Texas Gas Service has deferred approximately $246.7 million in extraordinary costs associated with Winter Storm Uri, which includes $47.8 million attributable to the West Texas service area. Pursuant to the approved settlement order, in January 2022, Texas Gas Service began collecting the extraordinary costs, including carrying costs, associated with Winter Storm Uri attributable to the West Texas service area from those customers.

West Texas Service Area - In March 2022, Texas Gas Service made GRIP filings for all customers in the West Texas service area, requesting a $5.0 million increase to be effective in July 2022. On June 23, 2022, the city of El Paso denied the requested increase and assessed fees associated with its review of the filing. Texas Gas Service appealed the city’s action to the RRC. In August 2022, the RRC approved the appealed rates. All other municipalities, and the RRC, approved the new rates or allowed them to take effect with no action. Texas Gas Service implemented the new rates in July 2022.

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

Other Texas Service Areas - In April 2022, Texas Gas Service filed its annual COSA filings for the incorporated area of the Rio Grande Valley service area, requesting an increase of $2.9 million. In July 2022, the municipalities approved an increase of $2.5 million, and new rates became effective in August 2022.

In April 2021, Texas Gas Service made its annual COSA filings for the incorporated areas of the Rio Grande Valley service area and the North Texas service area. In July 2021, the municipalities in the Rio Grande Valley and North Texas service areas agreed to increases of $3.5 million and $1.4 million, respectively. New rates became effective in August 2021.

In the normal course of business, Texas Gas Service has filed rate cases and sought GRIP and COSA increases in various other Texas jurisdictions to address investments in rate base and changes in expenses. For the nine months ended September 30, 2022, and the year ended December 31, 2021, the impact of these filings was not material.

Winter Storm Uri Deferred Costs - In accordance with these regulatory orders associated with the winter weather event, our regulatory asset totaled approximately $586.2 million in extraordinary costs for natural gas purchases, related financing and carrying costs and other operational costs that have not been recovered at September 30, 2022. The amounts deferred include invoiced costs for natural gas purchases that have not been paid as we work with our suppliers to resolve discrepancies in invoiced amounts. The amounts deferred may be adjusted as the differences are resolved. In addition, as a result of Winter Storm Uri, we were assessed penalties as a result of over- or under-deliveries of natural gas during periods that operational flow orders were imposed on us. Additionally, Kansas Gas Service assessed penalties under the modified penalty provisions of its tariff on marketers and individually-balanced transportation customers, or their agents, as approved by the KCC in March 2022. Amounts recorded reflect management’s best estimate of the amounts we may pay or receive and may be adjusted in future periods as the disposition of disputed invoices and the collectability of such penalties is determined. As these amounts are related to the extraordinary gas purchase costs associated with Winter Storm Uri, which are deferred, future adjustments to the amounts deferred are not expected to have a material impact on earnings.

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

Selected Financial Results - For the three months ended September 30, 2022, net income was $23.7 million, or $0.44 per diluted share, compared with $20.3 million, or $0.38 per diluted share, in the same period last year. For the nine months ended September 30, 2022, net income was $154.7 million, or $2.85 per diluted share, compared with $145.9 million, or $2.72 per diluted share, in the same period last year.

The following table sets forth certain selected financial results for our operations for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2022 vs. 2021		2022 vs. 2021
Financial Results	2022	2021	2022	2021	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars, except percentages)
Natural gas sales	$322.9	$241.2	$1,643.1	$1,106.7	$81.7	34%	$536.4	48%
Transportation revenues	28.0	25.3	92.8	87.8	2.7	11%	5.0	6%
Other revenues	8.5	7.4	23.9	20.4	1.1	15%	3.5	17%
Total revenues	359.4	273.9	1,759.8	1,214.9	85.5	31%	544.9	45%
Cost of natural gas	126.2	59.4	954.4	467.2	66.8	112%	487.2	104%
Operating costs	130.9	121.5	391.6	370.1	9.4	8%	21.5	6%
Depreciation and amortization	55.2	51.2	167.4	154.3	4.0	8%	13.1	8%
Operating income	$47.1	$41.8	$246.4	$223.3	$5.3	13%	$23.1	10%
Capital expenditures and asset removal costs	$174.9	$144.5	$446.9	$382.9	$30.4	21%	$64.0	17%

Natural gas sales to customers represent revenue from contracts with customers through implied contracts established by our tariffs and rates approved by the regulatory authorities, as well as revenues from regulatory mechanisms related to natural gas sales. Additionally, natural gas sale includes the recovery of our cost of natural gas.

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

Operating income increased $5.3 million for the three months ended September 30, 2022, compared with the same period last year, due primarily to the following:
•an increase of $15.6 million from new rates;
•an increase of $1.3 million in residential sales due primarily to net customer growth in Oklahoma and Texas; and
•a decrease of $1.3 million in bad debt expense.

These increases were offset partially by:
•an increase of $4.8 million in outside service costs;
•an increase of $4.0 million in depreciation expense due to additional capital expenditures being placed in service; and
•an increase of $2.4 million in employee-related costs, due primarily to higher labor and employee benefit costs.

Operating income increased $23.1 million for the nine months ended September 30, 2022, compared with the same period last year, due primarily to the following:
•an increase of $45.1 million from new rates;
•an increase of $5.4 million in residential sales due primarily to net customer growth in Oklahoma and Texas;
•a decrease of $2.0 million in COVID-19 related expenses; and
•a decrease of $4.2 million in bad debt expense.

These increases were offset partially by:
•an increase of $14.4 million in outside service costs;
•an increase of $13.1 million in depreciation expense due to additional capital expenditures being placed in service; and
•an increase of $5.3 million in employee-related costs, due primarily to higher labor and employee benefit costs.

Other Factors Affecting Net Income - Other factors that affected net income for the three months ended September 30, 2022, compared with the same period last year, include an increase of $2.6 million in other income and an increase of $4.2 million in interest expense. The increase in other income, net, is due primarily to a $2.5 million decrease in net periodic benefit costs other than service costs. The increase in interest expense is due primarily to interest on our commercial paper and the issuance of $300 million of 4.25 percent senior notes in August 2022, compared with the same period last year.

Other factors that affected net income for the nine months ended September 30, 2022, compared with the same period last year, include an increase of $5.6 million in other expense, net, and an increase of $5.6 million in interest expense. The increase in other expense, net, is due primarily to an $11.5 million decrease in the market value of investments associated with our nonqualified employee benefit plans, offset partially by a $5.1 million decrease in net periodic benefit costs other than service costs. The increase in interest expense is due primarily to interest on our commercial paper and the issuance of $300 million of 4.25 percent senior notes in August 2022, compared with the same period last year.

EDIT - Income tax expense reflects credits for the amortization of the regulatory liability associated with EDIT that was returned to customers of $1.6 million and $1.5 million for the three months ended September 30, 2022 and 2021, respectively, and credits of $12.5 million and $12.2 million for the nine months ended September 30, 2022 and 2021, respectively.

Capital Expenditures and Asset Removal Costs - Our capital expenditures program includes expenditures for pipeline integrity, extending service to new areas, increasing system capabilities, pipeline replacements, automated meter reading, government-mandated pipeline relocations, fleet, facilities, IT assets and cybersecurity. It is our practice to maintain and upgrade our infrastructure, facilities and systems to ensure safe, reliable and efficient operations. Asset removal costs include expenditures associated with the replacement or retirement of long-lived assets that result from the construction, development and/or normal use of our assets, primarily our pipeline assets. While we have not experienced a significant impact to our capital expenditures program in the nine months ended September 30, 2022, our capital expenditure activity for the remainder of the year could experience a delay if economic conditions worsen, impacting our supply chain for contract labor, materials and supplies.

Capital expenditures and asset removal costs were $30.4 million and $64.0 million higher for the three and nine months ended September 30, 2022, respectively, compared with the same period last year, due primarily to expenditures for system integrity and extension of service to new areas. Our full-year capital expenditures and asset removal costs are expected to be approximately $650 million for 2022.

Selected Operating Information - The following tables set forth certain selected operating information for the periods indicated:

	Three Months Ended								Variances
	September 30,								2022 vs. 2021
(in thousands)	2022				2021				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	826	587	655	2,068	820	588	650	2,058	6	(1)	5	10
Commercial and industrial	76	50	35	161	75	50	34	159	1	—	1	2
Other	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	6	1	12	5	6	1	12	—	—	—	—
Total customers	907	643	694	2,244	900	644	688	2,232	7	(1)	6	12

	Nine Months Ended								Variances
	September 30,								2022 vs. 2021
(in thousands)	2022				2021				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	831	592	656	2,079	824	592	649	2,065	7	—	7	14
Commercial and industrial	77	51	35	163	76	50	35	161	1	1	—	2
Other	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	6	1	12	5	6	1	12	—	—	—	—
Total customers	913	649	695	2,257	905	648	688	2,241	8	1	7	16

The increase in the average number of customers for the periods presented is due primarily to the connection of new customers resulting from the extension and expansion of our system in our service areas. For the three months ended September 30, 2022, our average customer count includes approximately 7,200 new customer connections during the period compared to approximately 5,600 for the same period last year. For the nine months ended September 30, 2022, our average customer count includes approximately 19,600 new customer connections during the period compared to approximately 16,900 for the same period last year. For the year ended December 31, 2021, our average customer count included approximately 24,900 new customer connections.

The following table reflects total volumes delivered, excluding the effects of WNA mechanisms on sales volumes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Volumes (MMcf)	2022	2021	2022	2021
Natural gas sales
Residential	7,496	6,760	81,936	84,541
Commercial and industrial	4,261	3,539	29,818	27,645
Other	93	270	1,768	1,772
Total sales volumes delivered	11,850	10,569	113,522	113,958
Transportation	50,738	57,647	171,201	174,423
Total volumes delivered	62,588	68,216	284,723	288,381

The impact of weather on residential and commercial natural gas sales is mitigated by WNA mechanisms in all jurisdictions.

The following table sets forth the HDDs by state for the periods indicated:

	Three Months Ended
	September 30,
	2022		2021		2022 vs. 2021	2022	2021
Heating Degree Days	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	—	8	—	2	—%	—%	—%
Kansas	14	46	7	46	100%	30%	15%
Texas	—	—	—	—	—%	—%	—%

	Nine Months Ended
	September 30,
	2022		2021		2022 vs. 2021	2022	2021
Heating Degree Days	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	2,204	2,028	2,319	1,968	(5)%	109%	118%
Kansas	2,945	2,901	2,912	2,901	1%	102%	100%
Texas	1,199	1,049	1,127	1,050	6%	114%	107%

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

LIQUIDITY AND CAPITAL RESOURCES

General - We have relied primarily on operating cash flow and commercial paper for our liquidity and capital resource requirements. We fund operating expenses, working capital requirements, including purchases of natural gas other than the extraordinary gas purchases during Winter Storm Uri, and capital expenditures, primarily with cash from operations and commercial paper. Natural gas prices have increased during the nine months ended September 30, 2022, which impacts our investment in natural gas in storage as well as working capital for receivables and payables.

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

Short-term Debt - On March 16, 2022, we entered into the first amendment to the second amended and restated ONE Gas Credit Agreement, which was previously amended and restated on March 16, 2021. The amendment extends the maturity date of the ONE Gas Credit Agreement to March 16, 2027, from March 16, 2026, and amends the ONE Gas Credit Agreement to provide that we may extend the maturity date, subject to the lenders’ consent, by one year two additional times. The amendment also changes the benchmark rate defined in the ONE Gas Credit Agreement to SOFR. All other material terms and conditions of the ONE Gas Credit Agreement remain in full force and effect.

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

The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. At September 30, 2022, our total debt-to-capital ratio was 56 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement. We may reduce the unutilized portion of the ONE Gas Credit Agreement in whole or in part without premium or penalty. The ONE Gas Credit Agreement contains customary events of default. Upon the occurrence of certain events of default, the obligations under the ONE Gas Credit Agreement may be accelerated and the commitments may be terminated.

In June 2021, we increased the size of our commercial paper program to permit the issuance of commercial paper to fund short-term borrowing needs in an aggregate principal amount not to exceed $1.0 billion outstanding at any time. Prior to this increase, our commercial paper program permitted us to issue commercial paper in an aggregate principal amount not to exceed $700 million outstanding at any time. The maturities of the commercial paper vary but may not exceed 270 days from the date of issue. Commercial paper is generally sold at par less a discount representing an interest factor. At September 30, 2022 and December 31, 2021, we had $423.4 million and $494.0 million of commercial paper outstanding with a weighted-average interest rate of 3.53 percent and 0.38 percent, respectively.

At September 30, 2022, we had $1.2 million in letters of credit issued and no borrowings under the ONE Gas Credit Agreement, with $998.8 million of remaining credit, which is available to repay any of our commercial paper borrowings.

In connection with the second amendment and restatement of the ONE Gas Credit Agreement on March 16, 2021, all commitments under our ONE Gas 364-day Credit Agreement, dated as of April 7, 2020, were terminated and all obligations under the ONE Gas 364-day Credit Agreement were paid in full and discharged.

Long-term Debt - On August 8, 2022, ONE Gas issued $300 million of 4.25 percent senior notes due 2032. The proceeds from the issuance were used to repay amounts outstanding under our commercial paper program and for general corporate purposes.

On August 25, 2022, the ODFA completed the issuance of $1.35 billion in ratepayer-backed bonds with varying scheduled final maturities over 30 years, consistent with the OCC order. The bonds are limited and special revenue obligations of the ODFA, payable solely from the securitization bond collateral and are not an obligation of Oklahoma Natural Gas or any of its affiliates.

The proceeds received by Oklahoma Natural Gas from the ODFA were approximately $1.3 billion, which represents the amount of the securitization bonds sold less issuance costs. The receipt of these proceeds represents Oklahoma Natural Gas’ recovery of the approximately $1.3 billion of authorized extraordinary natural gas purchase costs and other operational costs incurred during Winter Storm Uri, as well as carrying costs.

On August 25, 2022, we called $750 million of the $1.0 billion of 0.85 percent senior notes due March 2023, $150 million of the $700 million of 1.10 percent senior notes due March 2024 and the remaining $400 million of outstanding floating-rate senior notes due March 2023, using the proceeds received from the securitization transaction for Oklahoma Natural Gas. See “Regulatory Activities” and Note 3 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional discussion of the securitization transaction. We expect to use the proceeds from the issuance of securitized bonds in Kansas and Texas, as discussed in Note 3 of the Notes to Consolidated Financial Statements in this Quarterly Report, to call the outstanding senior notes due March 2023 and a portion of the senior notes due March 2024.

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

At September 30, 2022, our long-term debt-to-capital ratio was 52 percent.

Credit Ratings - On August 25, 2022, S&P upgraded our debt rating to A- from BBB+ and revised our outlook to stable from positive. Our credit ratings at September 30, 2022, were:

Rating Agency	Rating	Outlook
Moody’s	A3	Stable
S&P	A-	Stable

Our commercial paper is rated Prime-2 by Moody’s and A-2 by S&P. We intend to maintain credit metrics at a level that supports our balanced approach to capital investment and a return of capital to shareholders via a dividend that we believe will be competitive with our peer group.

At-the-Market Equity Program - In February 2020, we initiated an at-the-market equity program by entering into an equity distribution agreement under which we may issue and sell shares of our common stock with an aggregate offering price up to $250 million (including any shares of common stock that may be sold pursuant to the master forward sale confirmation entered into in connection with the equity distribution agreement and the related supplemental confirmations). Sales of common stock are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. For the nine months ended September 30, 2022 and 2021, we issued and sold 403,792 shares and 281,124 shares of our common stock for $35.0 million and $21.4 million, generating proceeds, net of issuance costs, of $34.7 million and $21.1 million, respectively.

For the nine months ended September 30, 2022, we executed forward sale agreements for shares of our common stock. No shares of common stock have been settled under these forward sale agreements. Had we settled all shares under the forward agreements as of September 30, 2022, we would have generated net proceeds of $93.9 million, as detailed below:

Maturity	Shares Available	Net Proceeds Available (in thousands)	Forward Price
September 29, 2023	570,335	$45,890	$80.46
January 2, 2024	591,736	48,052	81.21
Total	1,162,071	$93,942	$80.84

At September 30, 2022, we had $85.1 million of equity available for issuance under the program.

EDIT - The return of EDIT to our customers is not expected to have a material impact on earnings, as any reduction or credit in rates is largely offset by a noncash reduction in income tax expense. However, as a result, cash flows for the three months ended September 30, 2022 and 2021, were reduced by approximately $1.6 million and $1.5 million, respectively, for EDIT returned to customers. Cash flows for the nine months ended September 30, 2022 and 2021, were reduced by approximately $12.5 million and $12.2 million, respectively, for EDIT returned to customers.

Pension and Other Postemployment Benefit Plans - In 2022, our contributions are expected to be $1.5 million to our defined benefit pension plans, and no contributions are expected to be made to our other postemployment benefit plans. We use a December 31 measurement date for our plans. On April 30, 2022, we amended our defined benefit pension plans to change the variable cost of living adjustment for eligible participants to a fixed rate. Accordingly, we remeasured our net benefit obligations as of April 30, 2022, resulting in an adjustment of approximately $7.2 million to our pension expense, net of capitalization and regulatory deferrals, for the year ending December 31, 2022, beginning May 1, 2022.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Nine Months Ended
	September 30,		Variance
	2022	2021	2022 vs. 2021
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$1,555.8	$(1,560.6)	$3,116.4
Investing activities	(412.2)	(349.4)	(62.8)
Financing activities	(1,142.1)	1,908.5	(3,050.6)
Change in cash and cash equivalents	1.5	(1.5)	3.0
Cash and cash equivalents at beginning of period	8.9	8.0	0.9
Cash and cash equivalents at end of period	$10.4	$6.5	$3.9

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

Operating cash flows were higher for the nine months ended September 30, 2022, compared with the prior period, due primarily to recovery of the winter weather event regulatory asset through securitization and increased natural gas purchases in the prior period resulting from Winter Storm Uri, which were deferred and included in regulatory assets. See Note 3 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information.

Investing Cash Flows - Cash used in investing activities increased for the nine months ended September 30, 2022, due primarily to an increase in capital expenditures for system integrity and extension of service to new areas.

Financing Cash Flows - Cash used in financing activities increased for the nine months ended September 30, 2022, compared with the prior period, due primarily to repayment of prior period borrowings to finance natural gas purchases resulting from Winter Storm Uri and the issuance in August 2022 of the $300 million of 4.25 percent senior notes due 2032.

ENVIRONMENTAL, SAFETY AND REGULATORY MATTERS

COVID-19 - See “Recent Developments,” as well as Notes 3 and 12 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional discussion regarding the effects of COVID-19 on us.

Environmental Matters - We are subject to multiple laws and regulations regarding protection of the environment and natural and cultural resources, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, plant and wildlife protection, hazardous materials use, storage and transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits or the discovery of presently unknown environmental conditions may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the CAA and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and nine months ended September 30, 2022 and 2021.

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

We have an AAO that allows Kansas Gas Service to defer and seek recovery of costs necessary for investigation and remediation at, and nearby, these 12 former MGP sites that are incurred after January 1, 2017, up to a cap of $15.0 million, net of any related insurance recoveries. Costs approved for recovery in a future rate proceeding would then be amortized over a 15-year period. The unamortized amounts will not be included in rate base or accumulate carrying charges. Following a determination that future investigation and remediation work approved by the KDHE is expected to exceed $15.0 million, net of any related insurance recoveries, Kansas Gas Service will be required to file an application with the KCC for approval to increase the $15.0 million cap. At September 30, 2022, we have deferred $29.9 million for accrued investigation and remediation costs pursuant to our AAO. Kansas Gas Service expects to file an application as soon as practicable after the KDHE approves the plans we have submitted and anticipates that filing will occur in 2023.

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

We also own or retain legal responsibility for certain environmental conditions at a former MGP site in Texas. At the request of the TCEQ, we began investigating the level and extent of contamination associated with the site under their Texas Risk Reduction Program. A preliminary site investigation revealed that this site contains contaminants generally associated with MGP sites and is subject to control or remediation under various environmental laws and regulations. Impacts have been identified in the soil and groundwater at the site with limited impacts observed in surrounding areas. On April 14, 2022, we submitted a remediation work plan to address the areas impacted to the TCEQ. At September 30, 2022, estimated costs associated with expected remediation activities for this site are not material.

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and nine months ended September 30, 2022 and 2021. The reserve for remediation of our MGP sites was $13.2 million and $22.8 million at September 30, 2022 and December 31, 2021, respectively. Environmental issues may exist with respect to MGP sites that are unknown to us. Accordingly, future costs are dependent on the final determination and regulatory approval of any remedial actions, the complexity of the site, level of remediation required, changing technology and governmental regulations, and to the extent not recovered by insurance or recoverable in rates from our customers, could be material to our financial condition, results of operations or cash flows.

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

Pipeline Safety - We are subject to regulation under federal pipeline safety statutes and any analogous state regulations. These include safety requirements for the design, construction, operation, and maintenance of pipelines, including transmission and distribution pipelines. At the federal level, we are regulated by PHMSA. PHMSA regulations require the following for certain pipelines: inspection and maintenance plans; integrity management programs, including the determination of pipeline integrity risks and periodic assessments on certain pipeline segments; an operator qualification program; a public awareness program; and a control room management plan.

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
•the second final rule is called the Safety of Gas Transmission Pipelines: Repair Criteria, Integrity Management Improvements, Cathodic Protection, Management of Change, and Other Related Amendments and will cover all remaining elements of the NPRM (except for gas gathering pipelines); and
•the third final rule is called the Safety of Gas Gathering Pipelines and will address gas gathering pipelines.

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

On August 24, 2022, PHMSA published the second final rule in the Federal Register. The potential capital and operating expenditures associated with compliance with this rule are currently being evaluated. The third final rule has also been issued, but we are not impacted by it as we do not own gas gathering pipelines.

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

Climate – The threat of climate change continues to attract considerable attention. International, federal, regional and/or state legislative and/or regulatory initiatives may be proposed in the future to regulate greenhouse gas emissions. We monitor relevant legislation and regulatory initiatives to assess the potential impact on our operations. On August 16, 2022, the IRA of 2022 was signed into law. The IRA of 2022 contains approximately $369 billion in climate funding, largely consisting of tax credits for clean energy. The EPA’s Mandatory Greenhouse Gas Reporting Rule requires annual greenhouse gas emissions reporting as carbon dioxide equivalents from affected facilities and for the natural gas delivered by us to our natural gas distribution customers who are not otherwise required to report their own emissions. The additional cost to gather and report this emission data did not have, and we do not expect it to have, a material impact on our results of operations, financial position or cash flows. In addition, Congress has considered, and may consider in the future, legislation to reduce greenhouse gas emissions, including carbon dioxide and methane. While the IRA of 2022 imposes a charge on methane emissions from certain facilities, the charge does not apply to distribution companies such as ONE Gas. Likewise, the EPA may institute additional regulatory rulemaking associated with greenhouse gas emissions. At this time, no rule or legislation has been enacted for natural gas distribution that assesses any costs, fees or expenses on any of these emissions.

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

Environmental Footprint - Our environmental and climate change strategy focuses on taking steps to minimize the impact of our operations on the environment. These strategies include: (1) developing and maintaining an accurate greenhouse gas emissions inventory according to current rules issued by the EPA; (2) monitoring and improving the integrity of our pipelines; (3) reducing operational emissions through the implementation of advanced leak detection technology and damage prevention programs; (4) promoting end-use conservation through programs that incentivize the use of high-efficiency equipment; and (5)

increased utilization of CNG for vehicles. In addition, we are considering potential avenues to incorporate RNG and low-carbon hydrogen into our operations. RNG and low-carbon hydrogen technologies offer potential opportunities to secure lower-carbon supply sources that could be transported on our pipeline system and potentially reduce the carbon intensity of the product we deliver.

We participate in several programs to voluntarily reduce methane emissions including the EPA’s Natural Gas STAR Program, the EPA’s Natural Gas STAR Methane Challenge Program, and Our Nation’s Energy Future (ONE Future). By joining these programs, we committed to: (1) evaluate our methane emission reduction opportunities; (2) implement practices to reduce methane emissions where feasible; and (3) annually report our methane emissions and/or our methane reduction activities. As part of the Methane Challenge Program, we have committed to annually replace or rehabilitate at least two percent of our combined inventory of cast iron and noncathodically-protected steel pipe, which aligns with our planned system integrity expenditures for infrastructure replacements. We exceeded our goal by achieving an overall replacement rate greater than two percent annually every year from 2016 through 2021 and anticipate reporting on our 2022 progress in 2023.

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

In September 2020, we announced membership in ONE Future, a group of natural gas companies working together to voluntarily reduce methane emissions across the natural gas value chain to one percent or less by 2025. We have submitted our 2020 and 2021 data, which ONE Future aggregates with peer members. In its most recent report, ONE Future stated that its members registered a 2020 methane intensity of 0.424 percent, which surpassed the 2025 goal of 1.0 percent. The intensity for the distribution sector, which includes us, was 0.118 percent, beating the goal of 0.225 percent by 46 percent. Participating distribution companies represented 40 percent of the natural gas delivered in the U.S. in 2020. The report based on 2021 data has not yet been released.

Additional information about our environmental matters is included in the section entitled “Environmental Matters” in Note 12 of the Notes to Consolidated Financial Statements in this Quarterly Report. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation, and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows for the three and nine months ended September 30, 2022 and 2021.

Regulatory - Several regulatory initiatives impacted the earnings and future earnings potential of our business. See additional information regarding our regulatory initiatives in the “Regulatory Activities” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
•our ability to recover the costs of natural gas purchased for our customers, including those related to Winter Storm Uri and any related financing required to support our purchase of natural gas supply, including the securitized financings currently contemplated in Kansas and Texas;
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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the third quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

On July 18, 2022, our Board of Directors amended and restated our Deferred Compensation Plan for Non-Employee Directors to provide for deferral of phantom stock units in a lump sum or annual installments over a specified number of years, revise the subsequent election provisions, and make certain administrative and compliance revisions. The description of our Deferred Compensation Plan for Non-Employee Directors, as amended to date, is qualified in its entirety by reference to the full text of such plan, which is attached hereto or incorporated by reference as Exhibit 10.3.

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

4.1
Sixth Supplemental Indenture, dated as of August 8, 2022, between ONE Gas, Inc. and U.S. Bank Trust Company, National Association, as trustee, with respect to the 4.25% Notes due 2032 (incorporated by reference to Exhibit 4.2 of ONE Gas Inc.’s Current Report on Form 8-K filed on August 8, 2022 (File No. 1-36108)).

10.1
Underwriting Agreement, dated August 4, 2022, between ONE Gas, Inc., and RBC Capital Markets, LLC, Truist Securities, Inc., and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 of ONE Gas Inc.’s Current Report on Form 8-K filed on August 8, 2022 (File No. 1-36108)).

10.2
Securitization Property Purchase and Sale Agreement dated as of August 25, 2022 by and between the Oklahoma Development Finance Authority, as Issuer, and Oklahoma Natural Gas Company, a division of ONE Gas, Inc., as Seller (incorporated by reference to Exhibit 10.1 of ONE Gas Inc.’s Current Report on Form 8-K filed on August 26, 2022 (File No. 1-36108)).

10.3	ONE Gas, Inc. Deferred Compensation Plan for Non-Employee Directors, amended and restated effective July 18, 2022.

31.1	Certification of Robert S. McAnnally pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Caron A. Lawhorn pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert S. McAnnally pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Caron A. Lawhorn pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

101.DEF	XBRL Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and nine months ended months ended September 30, 2022 and 2021; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended months ended September 30, 2022 and 2021; (iv) Consolidated Balance Sheets at September 30, 2022 and December 31, 2021; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021; (vi) Consolidated Statements

of Equity for the three and nine months ended months ended September 30, 2022 and 2021; and (vii) Notes to Consolidated Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 1, 2022		ONE Gas, Inc.
Registrant

	By:	/s/ Caron A. Lawhorn
Caron A. Lawhorn
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)