Form 10-Q
period 2023-03-31
ONE Gas, Inc.
filed 2023-05-02
CIK 1587732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023.
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

On April 25, 2023, the Company had 55,389,948 shares of common stock outstanding.

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

GLOSSARY - The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

AAO	Accounting Authority Order
ADIT	Accumulated deferred income taxes
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2022
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bcf	Billion cubic feet
CAA	Federal Clean Air Act, as amended
CNG	Compressed natural gas
COVID-19	Coronavirus Disease 2019
EDIT	Excess deferred income taxes resulting from a change in enacted tax rates
EPA	United States Environmental Protection Agency
EPS	Earnings per share
ESG	Environmental, social and governance
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States of America
GRIP	Gas Reliability Infrastructure Program
HDD	Heating degree day is a measure designed to reflect the demand for energy needed for heating based on the extent to which the daily average temperature falls below a reference temperature for which no heating is required, usually 65 degrees Fahrenheit
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
KGSS-I	Kansas Gas Service Securitization I, L.L.C.
LDC	Local distribution company
MGP	Manufactured gas plant
MMcf	Million cubic feet
Moody’s	Moody’s Investors Service, Inc.
NYSE	New York Stock Exchange
OCC	Oklahoma Corporation Commission
ONE Gas	ONE Gas, Inc.
ONE Gas Credit Agreement	ONE Gas’ $1.0 billion revolving credit agreement, as amended
PBRC	Performance-Based Rate Change
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
PIPES Act	Protecting Our Infrastructure of Pipelines and Enhancing Safety (PIPES) Act of 2020
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
RNG	Renewable natural gas
RRC	Railroad Commission of Texas
S&P	Standard & Poor’s Ratings Services
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Securitized Utility Tariff Bonds	Series 2022-A Senior Secured Securitized Utility Tariff Bonds, Tranche A
Senior Notes	ONE Gas’ registered notes consisting of $300 million of 3.61 percent senior notes due February 2024, $473 million of 1.10 percent senior notes due March 2024, $300 million of 2.00 percent senior notes due May 2030, $300 million of 4.25 percent senior notes due September 2032, $600 million of 4.66 percent senior notes due February 2044 and $400 million of 4.50 percent senior notes due November 2048
TCEQ	Texas Commission on Environmental Quality
TNG Corporation	Texas Natural Gas Securitization Finance Corporation
TPFA	Texas Public Finance Authority
WNA	Weather normalization adjustment(s)
XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended
	March 31,
(Unaudited)	2023	2022
	(Thousands of dollars, except per share amounts)

Total revenues	$1,032,143	$971,459

Cost of natural gas	665,799	639,946

Operating expenses
Operations and maintenance	126,683	115,095
Depreciation and amortization	71,264	57,137
General taxes	19,166	18,524
Total operating expenses	217,113	190,756
Operating income	149,231	140,757
Other income (expense), net	2,581	(4,145)
Interest expense, net	(30,115)	(15,595)
Income before income taxes	121,697	121,017
Income taxes	(19,076)	(22,083)
Net income	$102,621	$98,934

Earnings per share
Basic	$1.85	$1.83
Diluted	$1.84	$1.83

Average shares (thousands)
Basic	55,538	53,922
Diluted	55,800	54,030

Dividends declared per share of stock	$0.65	$0.62
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(Unaudited)	2023	2022
	(Thousands of dollars)
Net income	$102,621	$98,934
Other comprehensive income, net of tax
Change in pension and other postemployment benefit plan liability, net of tax of $— and $(19), respectively	—	69
Total other comprehensive income, net of tax	—	69
Comprehensive income	$102,621	$99,003
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Unaudited)	2023	2022
Assets	(Thousands of dollars)
Property, plant and equipment
Property, plant and equipment	$7,957,407	$7,834,557
Accumulated depreciation and amortization	2,226,565	2,205,717
Net property, plant and equipment	5,730,842	5,628,840
Current assets
Cash and cash equivalents	7,809	9,681
Restricted cash and cash equivalents	19,117	8,446
Total cash, cash equivalents and restricted cash and cash equivalents	26,926	18,127
Accounts receivable, net	493,573	553,834
Materials and supplies	73,033	70,873
Natural gas in storage	98,966	269,205
Regulatory assets	66,198	275,572
Other current assets	29,773	29,997
Total current assets	788,469	1,217,608
Goodwill and other assets
Regulatory assets	308,960	330,831
Securitized intangible asset, net	316,749	323,838
Goodwill	157,953	157,953
Other assets	117,279	117,326
Total goodwill and other assets	900,941	929,948
Total assets	$7,420,252	$7,776,396
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS
(Continued)
	March 31,	December 31,
(Unaudited)	2023	2022
Equity and Liabilities	(Thousands of dollars)
Equity and long-term debt
Common stock, $0.01 par value: authorized 250,000,000 shares; issued and outstanding 55,389,050 shares at March 31, 2023; issued and outstanding 55,349,954 shares at December 31, 2022	$553	$553
Paid-in capital	1,933,468	1,932,714
Retained earnings	718,163	651,863
Accumulated other comprehensive loss	(704)	(704)
Total equity	2,651,480	2,584,426
Other long-term debt, excluding current maturities, net of issuance costs	1,580,018	2,352,400
Securitized utility tariff bonds, excluding current maturities, net of issuance costs	295,555	309,343
Total-long term debt, excluding current maturities, net of issuance costs	1,875,573	2,661,743
Total equity and long-term debt	4,527,053	5,246,169
Current liabilities
Current maturities of other long-term debt	772,742	12
Current maturities of securitized utility tariff bonds	34,497	20,716
Notes payable	280,000	552,000
Accounts payable	197,619	360,493
Accrued taxes other than income	76,148	78,352
Regulatory liabilities	48,405	47,867
Customer deposits	56,467	57,854
Other current liabilities	76,397	72,125
Total current liabilities	1,542,275	1,189,419
Deferred credits and other liabilities
Deferred income taxes	720,640	698,456
Regulatory liabilities	516,625	529,441
Employee benefit obligations	19,599	19,587
Other deferred credits	94,060	93,324
Total deferred credits and other liabilities	1,350,924	1,340,808
Commitments and contingencies
Total liabilities and equity	$7,420,252	$7,776,396
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended
	March 31,
(Unaudited)	2023	2022
	(Thousands of dollars)
Operating activities
Net income	$102,621	$98,934
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,264	57,137
Deferred income taxes	9,364	(6,849)
Share-based compensation expense	2,821	2,695
Provision for doubtful accounts	3,925	1,338
Proceeds from government securitization of winter weather event costs	197,366	—
Changes in assets and liabilities:
Accounts receivable	56,336	(154,278)
Materials and supplies	(2,160)	705
Natural gas in storage	170,239	100,701
Asset removal costs	(13,567)	(9,554)
Accounts payable	(157,533)	(56,863)
Accrued taxes other than income	(2,204)	8,118
Customer deposits	(1,387)	(1,349)
Regulatory assets and liabilities - current	5,585	36,374
Regulatory assets and liabilities - noncurrent	21,871	66,002
Other assets and liabilities - current	3,573	(12,438)
Other assets and liabilities - noncurrent	952	(23,037)
Cash provided by operating activities	469,066	107,636
Investing activities
Capital expenditures	(151,030)	(113,307)
Other investing expenditures	(292)	(608)
Other investing receipts	1,443	549
Cash used in investing activities	(149,879)	(113,366)
Financing activities
Borrowings (repayments) on notes payable, net	(272,000)	11,165
Issuance of common stock	—	34,468
Dividends paid	(36,002)	(33,285)
Tax withholdings related to net share settlements of stock compensation	(2,386)	(3,023)
Cash (used in) provided by financing activities	(310,388)	9,325
Change in cash, cash equivalents, restricted cash and restricted cash equivalents	8,799	3,595
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	18,127	8,852
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$26,926	$12,447
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	33,729	28,017
Cash paid (received) for income taxes, net	$(1,870)	$—
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)	Common Stock Issued	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity
	(Shares)	(Thousands of dollars)

January 1, 2023	55,349,954	$553	$1,932,714	$651,863	$(704)	$2,584,426
Net income	—	—	—	102,621	—	102,621
Common stock issued and other	39,096	—	435	—	—	435
Common stock dividends - $0.65 per share	—	—	319	(36,321)	—	(36,002)
March 31, 2023	55,389,050	$553	$1,933,468	$718,163	$(704)	$2,651,480

January 1, 2022	53,633,210	$536	$1,790,362	$565,161	$(6,527)	$2,349,532
Net income	—	—	—	98,934	—	98,934
Other comprehensive income	—	—	—	—	69	69
Common stock issued and other	456,607	5	34,135	—	—	34,140
Common stock dividends - $0.62 per share	—	—	274	(33,559)	—	(33,285)
March 31, 2022	54,089,817	$541	$1,824,771	$630,536	$(6,458)	$2,449,390
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. These statements also have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The 2022 year-end consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes in our Annual Report. Our significant accounting policies are described in Note 1 of our Notes to Consolidated Financial Statements in our Annual Report. The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Although management believes these estimates are reasonable, actual results could differ materially from these estimates. Due to the seasonal nature of our business, the results of operations for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for a 12-month period.

We provide natural gas distribution services to approximately 2.3 million customers in Oklahoma, Kansas and Texas through our three divisions, Oklahoma Natural Gas, Kansas Gas Service and Texas Gas Service, respectively. We primarily serve residential, commercial and transportation customers in all three states.

Segments - We operate in one reportable business segment: regulated public utilities that deliver natural gas primarily to residential, commercial and transportation customers. Our accounting policies are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report. We evaluate our financial performance principally on net income. For the three months ended March 31, 2023 and 2022, we had no single external customer from which we received 10 percent or more of our gross revenues.

Property, Plant and Equipment and Asset Removal Costs - Accounts payable for construction work in progress and asset removal costs decreased by approximately $5.3 million and $8.1 million for the three months ended March 31, 2023 and 2022, respectively. Such amounts are not included in capital expenditures or asset removal costs in our consolidated statements of cash flows.

Accounts Receivable - Accounts receivable represent valid claims against nonaffiliated customers for natural gas sold or services rendered, net of allowances for doubtful accounts. We assess the creditworthiness of our customers. Those customers who do not meet minimum standards may be required to provide security, including deposits and other forms of collateral, when appropriate and allowed by our tariffs. With approximately 2.3 million customers across three states, we are not exposed materially to a concentration of credit risk. We maintain an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, consideration of the current environment and other information. We recover natural gas costs related to accounts written off when they are deemed uncollectible through the purchased-gas cost adjustment mechanisms in each of our jurisdictions. At March 31, 2023 and December 31, 2022, our allowance for doubtful accounts was $19.7 million and $16.7 million, respectively.

Reclassifications -A reclassification has been made in the prior-year financial statements to conform to the current-year presentation. We have updated our consolidated balance sheet at December 31, 2022, to disaggregate “current maturities of other long-term debt,” which had previously been included in “other current liabilities,” to conform to our current-year presentation.

2.REVENUE

The following table sets forth our revenues disaggregated by source for the periods indicated:

	Three Months Ended
	March 31,
	2023	2022
	(Thousands of dollars)
Natural gas sales to customers	$966,359	$925,157
Transportation revenues	38,527	36,316
Securitization customer charges (Note 14)	11,933	—
Miscellaneous revenues	5,898	4,496
Total revenues from contracts with customers	1,022,717	965,969
Other revenues - natural gas sales related	5,790	2,346
Other revenues	3,636	3,144
Total other revenues	9,426	5,490
Total revenues	$1,032,143	$971,459

Accrued unbilled natural gas sales revenues at March 31, 2023 and December 31, 2022, were $146.8 million and $269.5 million, respectively, and are included in accounts receivable on our consolidated balance sheets.

3.    REGULATORY ASSETS AND LIABILITIES

The tables below present a summary of regulatory assets and liabilities, net of amortization, for the periods indicated:

	March 31, 2023
	Current	Noncurrent	Total
	(Thousands of dollars)
Winter weather event costs	$22,633	$28,577	$51,210
Pension and postemployment benefit costs	4,159	243,561	247,720
Reacquired debt costs	812	3,166	3,978
MGP remediation costs	98	29,719	29,817
Ad-valorem tax	11,386	—	11,386
WNA	7,994	—	7,994
Customer credit deferrals	15,475	—	15,475
Other	3,641	3,937	7,578
Total regulatory assets, net of amortization	66,198	308,960	375,158
Income tax rate changes	—	(516,625)	(516,625)
Over-recovered purchased-gas costs	(48,405)	—	(48,405)
Total regulatory liabilities	(48,405)	(516,625)	(565,030)
Net regulatory assets and liabilities	$17,793	$(207,665)	$(189,872)

	December 31, 2022
	Current	Noncurrent	Total
	(Thousands of dollars)
Winter weather event costs	$221,926	$36,291	$258,217
Under-recovered purchased-gas costs	19,755	—	19,755
Pension and postemployment benefit costs	—	258,257	258,257
Reacquired debt costs	812	3,347	4,159
MGP remediation costs	98	29,743	29,841
Ad-valorem tax	13,359	—	13,359
WNA	8,474	—	8,474
Customer credit deferrals	9,504	—	9,504
Other	1,644	3,193	4,837
Total regulatory assets, net of amortization	275,572	330,831	606,403
Pension and other postemployment benefit costs	(8,228)	—	(8,228)
Income tax rate changes	—	(529,441)	(529,441)
Over-recovered purchased-gas costs	(39,639)	—	(39,639)
Total regulatory liabilities	(47,867)	(529,441)	(577,308)
Net regulatory assets and liabilities	$227,705	$(198,610)	$29,095

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

Each state enacted securitization legislation to allow for recovery of the extraordinary gas costs, as well as other authorized expenses related to Winter Storm Uri. Securitization proceeds were received for Oklahoma and Kansas in 2022, and for Texas in 2023. See our Annual Report for more discussion of events surrounding Winter Storm Uri and the securitization of the related regulatory assets.

Kansas - In May 2021, Kansas Gas Service filed a motion in its company-specific docket opened by the KCC, requesting a limited waiver of the penalty provisions of its tariff to eliminate the multipliers in the penalty calculation when calculating the penalties to assess on marketers and individually-balanced transportation customers for their unauthorized natural gas usage during Winter Storm Uri. In March 2022, the KCC issued an order approving a settlement which modified the penalty provisions of Kansas Gas Service’s tariffs and included a carrying charge of two percent on amounts due to Kansas Gas Service. Amounts collected from these penalties will reduce the regulatory asset for the winter weather event, up to $52.6 million. Through March 31, 2023, we have collected $51.6 million of these penalties.

See Note 14 for additional information about the securitization transaction in Kansas.

Texas - Pursuant to securitization legislation enacted in Texas as a result of Winter Storm Uri and a June 2021 RRC Notice to Gas Utilities, Texas Gas Service submitted an application to the RRC in July 2021, for an order authorizing the amount of extraordinary costs for recovery and other such specifications necessary for the issuance of securitized bonds.

In February 2022, the RRC issued a single financing order for Texas Gas Service and other natural gas utilities in Texas participating in the securitization process, which included a determination that the approved costs will be collected from customers over a period of not more than 30 years. The TPFA formed the TNG Corporation, a new independent public authority, to issue the securitized bonds.

In March 2023, the TNG Corporation completed the issuance of the Customer Rate Relief (Winter Storm Uri), Taxable Series 2023 Bonds and we received our portion of the net proceeds, which was approximately $197 million. The proceeds were used to repay certain indebtedness and for general corporate purposes. Interest costs that exceeded the amount securitized have been deferred and will be addressed in the next general rate proceeding in each jurisdiction in Texas.

At March 31, 2023, Texas Gas Service had deferred approximately $36.1 million in extraordinary costs associated with Winter Storm Uri attributable to its former West Texas service area. Pursuant to the approved settlement order, Texas Gas Service began collecting the extraordinary costs, including carrying costs, from those customers in January 2022.

The deferred winter weather events costs also include invoiced costs for natural gas purchases during Winter Storm Uri that have not been paid as we work with our suppliers for Kansas and Texas to resolve discrepancies in invoiced amounts. These amounts may be adjusted as the differences with suppliers are resolved. Future adjustments to the amounts are not expected to have a material impact on earnings.

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

We amortize reacquired debt costs in accordance with the accounting guidelines prescribed by the OCC and the KCC.

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

Recovery through rates resulted in amortization of regulatory assets of approximately $7.0 million and $4.4 million for the three months ended March 31, 2023 and 2022, respectively.

4.CREDIT FACILITY AND SHORT-TERM DEBT

In March 2023, we entered into an extension agreement related to the ONE Gas Credit Agreement that extends the maturity date to March 16, 2028, from March 16, 2027. All other terms and conditions of the ONE Gas Credit Agreement remain in full force and effect.

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

The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. At March 31, 2023, our total debt-to-capital ratio was 53 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement. We may reduce the unutilized portion of the ONE Gas Credit Agreement in whole or in part without premium or penalty. The ONE Gas Credit Agreement contains customary events of default. Upon the occurrence of certain events of default, the obligations under the ONE Gas Credit Agreement may be accelerated and the commitments may be terminated.

At March 31, 2023, we had $1.2 million in letters of credit issued and no borrowings under the ONE Gas Credit Agreement, with $998.8 million of remaining credit, which is available to repay any of our commercial paper borrowings.

We have a commercial paper program under which we may issue unsecured commercial paper up to a maximum amount of $1.0 billion to fund short-term borrowing needs. The maturities of the commercial paper vary but may not exceed 270 days from the date of issue. Commercial paper is generally sold at par less a discount representing an interest factor. At March 31, 2023 and December 31, 2022, we had $280.0 million and $552.0 million of commercial paper outstanding with a weighted-average interest rate of 5.41 percent and 4.75 percent, respectively.

5.LONG-TERM DEBT

The table below presents a summary of our long-term debt outstanding for the periods indicated:

	Interest rate at March 31, 2023	March 31, 2023	December 31, 2022
		(Thousands of dollars)
Senior unsecured notes:
Senior unsecured notes due February 2024	3.610%	$300,000	$300,000
Senior unsecured notes due March 2024	1.100%	473,000	473,000
Senior unsecured notes due May 2030	2.000%	300,000	300,000
Senior unsecured notes due September 2032	4.250%	300,000	300,000
Senior unsecured notes due February 2044	4.658%	600,000	600,000
Senior unsecured notes due November 2048	4.500%	400,000	400,000
Total senior unsecured notes		2,373,000	2,373,000
KGSS-I Securitized Utility Tariff Bonds	5.486%	336,000	336,000
Other	8.000%	1,247	1,250
Unamortized discounts on long-term debt		(7,531)	(7,636)
Debt issuance costs		(19,904)	(20,143)
Total long-term debt, net		2,682,812	2,682,471
Less: current maturities of securitized utility tariff bonds		34,497	20,716
Less: current maturities of long-term debt		772,742	12
Noncurrent portion of long-term debt, net		$1,875,573	$2,661,743

Senior Notes - The indenture governing our Senior Notes includes an event of default upon the acceleration of other indebtedness of $100 million or more. Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding Senior Notes to declare those Senior Notes immediately due and payable in full.

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

Securitized Utility Tariff Bonds - The KGSS-I Securitized Utility Tariff Bonds are governed by an indenture between KGSS-I and the indenture trustee. The indenture contains certain covenants that restrict KGSS-I’s ability to sell, transfer, convey, exchange, or otherwise dispose of its assets. See Note 14 for additional discussion of the Kansas securitization transaction.

6.EQUITY

Equity Forward Agreement - In March 2023, we entered into an underwriting agreement and a forward sale agreement for 2.0 million shares of our common stock. The forward sale agreement provides for settlement on a date, or dates, to be specified at our discretion, but which will occur no later than December 29, 2023, for 1.4 million shares of common stock and by December 31, 2024, for the remaining balance. Had we settled this forward agreement as of March 31, 2023, we would have generated net proceeds of approximately $152.7 million.

At-the-Market Equity Program - In February 2023, we entered into an at-the-market equity distribution agreement under which we may issue and sell shares of our common stock with an aggregate offering price up to $300 million (including any shares of common stock that may be sold pursuant to the master forward sale confirmation entered into in connection with the equity distribution agreement and the related supplemental confirmations). This at-the-market equity program replaced our previous at-the-market equity program, which began in February 2020, and expired in February 2023. The program allows us to offer and sell our common stock at prices we deem appropriate. Sales of common stock are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. At March 31, 2023, we had $300 million of equity available for issuance under the program.

For the three months ended March 31, 2022, we issued and sold 403,792 shares of our common stock for $35.0 million, generating proceeds, net of issuance costs, of $34.7 million.

Had we settled all shares under our outstanding forward sale agreements as of March 31, 2023, we would have generated net proceeds of approximately $174.4 million, as detailed below:

Maturity	Shares Sold	Net Proceeds Available (in thousands)	Forward Price
At-the-Market Equity Program
December 29, 2023	289,403	$21,748	$75.15
Equity Forward Agreement
December 29, 2023	1,400,000	106,863	76.33
December 31, 2024	600,000	45,798	76.33
Total March 2023 Equity Forward Agreement	2,000,000	152,661	76.33
Total forward sale agreements	2,289,403	$174,409	$76.18

Dividends Declared - In May 2023, we declared a dividend of $0.65 per share ($2.60 per share on an annualized basis) for shareholders of record as of May 17, 2023, payable on June 2, 2023.

7.ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the effect of reclassifications from accumulated other comprehensive loss in our consolidated statements of income for the periods indicated:

	Three Months Ended		Affected Line Item in the
Details About Accumulated Other	March 31,		Consolidated Statements
Comprehensive Loss Components	2023	2022	of Income
	(Thousands of dollars)
Pension and other postemployment benefit plan obligations (a)
Amortization of net loss	$490	$8,201
Amortization of unrecognized prior service cost (credit)	131	10
	621	8,211
Regulatory adjustments (b)	(621)	(8,123)
	—	88	Income before income taxes
	—	(19)	Income tax expense
Total reclassifications for the period	$—	$69	Net income
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

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Three Months Ended March 31, 2023
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$102,621	55,538	$1.85
Diluted EPS Calculation
Effect of dilutive securities	—	262
Net income available for common stock and common stock equivalents	$102,621	55,800	$1.84

	Three Months Ended March 31, 2022
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$98,934	53,922	$1.83
Diluted EPS Calculation
Effect of dilutive securities	—	108
Net income available for common stock and common stock equivalents	$98,934	54,030	$1.83

9.EMPLOYEE BENEFIT PLANS

The following tables set forth the components of net periodic benefit cost for our pension and other postemployment benefit plans for the periods indicated:

	Pension Benefits
	Three Months Ended
	March 31,
	2023	2022
	(Thousands of dollars)
Components of net periodic benefit cost (credit)
Service cost	$1,811	$3,094
Interest cost	10,607	7,804
Expected return on assets	(14,879)	(14,613)
Amortization of unrecognized prior service cost	93	—
Amortization of net loss	502	8,147
Net periodic benefit cost (credit)	$(1,866)	$4,432

	Other Postemployment Benefits
	Three Months Ended
	March 31,
	2023	2022
	(Thousands of dollars)
Components of net periodic benefit cost (credit)
Service cost	$183	$318
Interest cost	2,288	1,612
Expected return on assets	(2,432)	(3,295)
Amortization of unrecognized prior service cost	38	10
Amortization of net (gain) loss	(12)	54
Net periodic benefit cost (credit)	$65	$(1,301)

We recover qualified pension benefit plan and other postemployment benefit plan costs through rates charged to our customers. Certain regulatory authorities require that the recovery of these costs be based on specific guidelines. The difference between these regulatory-based amounts and the periodic benefit cost calculated pursuant to GAAP is deferred as a regulatory asset or liability and amortized to expense over periods in which this difference will be recovered in rates, as authorized by the applicable regulatory authorities. For the three months ended March 31, 2023 and 2022, regulatory deferrals related to net periodic benefit cost were not material.

We capitalize all eligible service cost and non-service cost components under the accounting requirements of ASC Topic 980 (Regulated Operations) for rate-regulated entities. Our consolidated balance sheets reflect the capitalized non-service cost components as a regulatory asset in the amount of $1.4 million and $2.8 million at March 31, 2023 and December 31, 2022, respectively. See Note 3 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information.

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

At March 31, 2023, we have no uncertain tax positions. Changes in tax laws or tax rates are recognized in the financial reporting period that includes the enactment date. We are no longer subject to income tax examination for years prior to 2019.

Income tax expense reflects credits for the amortization of the regulatory liability associated with EDIT that was returned to customers of $9.9 million and $7.9 million for the three months ended March 31, 2023 and 2022, respectively.

11. OTHER INCOME AND OTHER EXPENSE

The following table sets forth the components of other income and other expense for the periods indicated:

	Three Months Ended
	March 31,
	2023	2022
	(Thousands of dollars)
Net periodic benefit (cost) credit other than service cost	$908	$(588)
Earnings (losses) on investments associated with nonqualified employee benefit plans	1,613	(2,833)
Other, net	60	(724)
Total other income (expense), net	$2,581	$(4,145)

12.COMMITMENTS AND CONTINGENCIES

Environmental Matters - We are subject to multiple laws and regulations regarding protection of the environment and natural and cultural resources, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, plant and wildlife protection, hazardous materials use, storage and transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits or the discovery of presently unknown environmental conditions may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the CAA and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three months ended March 31, 2023 and 2022.

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

We have an AAO that allows Kansas Gas Service to defer and seek recovery of costs necessary for investigation and remediation at, and nearby, these 12 former MGP sites that are incurred after January 1, 2017, up to a cap of $15.0 million, net of any related insurance recoveries. Costs approved for recovery in a future rate proceeding would then be amortized over a 15-year period. The unamortized amounts will not be included in rate base or accumulate carrying charges. Following a determination that future investigation and remediation work approved by the KDHE is expected to exceed $15.0 million, net of any related insurance recoveries, Kansas Gas Service will be required to file an application with the KCC for approval to increase the $15.0 million cap. At March 31, 2023 and December 31, 2022, we have deferred $29.8 million for accrued investigation and remediation costs pursuant to our AAO. Kansas Gas Service expects to file an application as soon as practicable after the KDHE approves the plans we have submitted.

We have completed or are addressing removal of the source of soil contamination at all 12 sites and continue to monitor groundwater at seven of the 12 sites according to plans approved by the KDHE. In 2019, we completed a project to remove a source of contamination and associated contaminated materials at the twelfth site where no active soil remediation had previously occurred. In 2022, we completed a remediation project to remove a source of contamination and contaminated materials at one of the MGP sites. Remediation plans concerning various sites were submitted to the KDHE in 2021 and 2020 and the KDHE has provided comments that we are addressing. We are also working on a remediation plan for an additional site for submission to the KDHE.

We also own or retain legal responsibility for certain environmental conditions at a former MGP site in Texas. At the request of the TCEQ, we began investigating the level and extent of contamination associated with the site under their Texas Risk Reduction Program. A preliminary site investigation revealed that this site contains contaminants generally associated with MGP sites and is subject to control or remediation under various environmental laws and regulations. Impacts have been identified in the soil and groundwater at the site with limited impacts observed in surrounding areas. In April 2022, we submitted a remediation work plan to address the areas impacted to the TCEQ. At March 31, 2023, estimated costs associated with expected remediation activities for this site are not material.

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three months ended March 31, 2023 and 2022. The reserve for remediation of our MGP sites was $12.7 million at March 31, 2023 and December 31, 2022.

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

As part of the Consolidated Appropriations Act, 2021, the PIPES Act reauthorized PHMSA through 2023 and directed the agency to move forward with several regulatory actions, including the “Pipeline Safety: Class Location Change Requirements” and the “Pipeline Safety: Safety of Gas Transmission and Gathering Pipelines” proposed rulemakings. Congress has also instructed PHMSA to issue final regulations that will require operators of non-rural gas gathering lines and new and existing transmission and distribution pipeline facilities to conduct certain leak detection and repair programs and to require facility inspection and maintenance plans to align with those regulations. To the extent such rulemakings impose more stringent requirements on our facilities, we may be required to incur expenditures that may be material.

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

Derivative Instruments - At March 31, 2023, we had no purchased natural gas call options. At December 31, 2022, we held purchased natural gas call options for the heating season ended March 2023, with total notional amounts of 19.4 Bcf, for which we paid premiums of $14.1 million, and which had no fair value. These contracts are included in, and recoverable through, our purchased-gas cost adjustment mechanisms. Additionally, premiums paid, changes in fair value and any settlements received associated with these contracts are deferred as part of our unrecovered purchased-gas costs in our consolidated balance sheets. Our natural gas call options are classified as Level 1, as fair value amounts are based on unadjusted quoted prices in active markets including settled prices on the New York Mercantile Exchange. There were no transfers between levels for the periods presented.

Other Financial Instruments - The approximate fair value of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable and accounts payable is equal to book value, due to the short-term nature of these items. Our cash and cash equivalents and restricted cash and cash equivalents are comprised of cash and money market accounts, which are classified as Level 1.

We record certain financial assets and liabilities at fair value at each balance sheet date. The table below summarizes the balances of these assets at March 31, 2023 and December 31, 2022:

	March 31, 2023
	Level 1	Level 2	Total
Other Current Assets:
United States treasury notes	$726	$—	$726
Corporate bonds	—	2,359	2,359
Other Assets:
United States treasury notes	3,326	—	3,326
Corporate bonds	—	6,913	6,913

	December 31, 2022
	Level 1	Level 2	Total
Other Current Assets:
United States treasury notes	$1,204	$—	$1,204
Corporate bonds	—	2,086	2,086
Other Assets:
United States treasury notes	3,491	—	3,491
Corporate bonds	—	7,624	7,624

Commercial paper is due upon demand and, therefore, the carrying amounts approximate fair value and are classified as Level 1. The estimated fair value of our long-term debt, including current maturities, was $2.5 billion at March 31, 2023 and

December 31, 2022. The estimated fair value of our long-term debt was determined using quoted market prices, and is classified as Level 2.

14.VARIABLE INTEREST ENTITY

KGSS-I is a special-purpose, wholly owned subsidiary of ONE Gas that was formed for the purpose of issuing securitized utility tariff bonds to recover extraordinary costs incurred by Kansas Gas Service resulting from Winter Storm Uri. On November 18, 2022, the securitized financing was complete. KGSS-I’s assets cannot be used to settle ONE Gas’ obligations and the holders of the Securitized Utility Tariff Bonds have no recourse against ONE Gas. See Note 5 for additional information about the securitization financing.

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

The following table summarizes the impact of KGSS-I on our consolidated balance sheets, for the periods indicated:

	March 31,	December 31,
	2023	2022
	(Thousands of dollars)
Restricted cash and cash equivalents	$19,117	$8,446
Accounts receivable	4,051	4,862
Securitized intangible asset, net	316,749	323,838
Current maturities of securitized utility tariff bonds	34,497	20,716
Accounts payable	1,374	3,204
Accrued interest	6,810	2,202
Securitized utility tariff bonds, excluding current maturities, net of issuance costs	295,555	309,343
Equity	1,681	1,681

The following table summarizes the impact of KGSS-I on our consolidated statements of income, for the period indicated:

Three Months Ended
March 31,
2023
(Thousands of dollars)
Operating revenues	$11,933
Operating expense	(110)
Amortization expense	(7,089)
Interest income	75
Interest expense	(4,809)
Income before income taxes	$—

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the Notes to Consolidated Financial Statements in this Quarterly Report, as well as our Annual Report. Due to the seasonal nature of our business, the results of operations for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for a 12-month period.

RECENT DEVELOPMENTS

Securitization transaction - In March 2023, the TNG Corporation completed the issuance of the Customer Rate Relief (Winter Storm Uri), Taxable Series 2023 Bonds. On March 23, 2023, we received our portion of the net proceeds, which was approximately $197 million. The proceeds were used to repay certain indebtedness and for general corporate purposes.

See “Regulatory Activities,” and Note 3 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional discussion of the securitization transaction.

Equity forward agreement - In March 2023, we entered into an underwriting agreement and a forward sale agreement for 2.0 million shares of our common stock. The forward sale agreement provides for settlement on a date, or dates, to be specified at our discretion, but which will occur no later than December 29, 2023, for 1.4 million shares of common stock and by December 31, 2024, for the remaining balance. Had we settled this forward agreement as of March 31, 2023, we would have generated net proceeds of approximately $152.7 million.

At-the-market equity program - In February 2023, we entered into an at-the-market equity distribution agreement under which we may issue and sell shares of our common stock with an aggregate offering price up to $300 million (including any shares of common stock that may be sold pursuant to the master forward sale confirmation entered into in connection with the equity distribution agreement and the related supplemental confirmations). This at-the-market equity program replaced our previous at-the-market equity program, which began in February 2020, and expired in February 2023. The program allows us to offer and sell our common stock at prices we deem appropriate. Sales of common stock are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. At March 31, 2023, we had $300 million of equity available for issuance under the program.

ONE Gas Credit Agreement - In March 2023, we entered into an extension agreement related to the ONE Gas Credit Agreement that extends the maturity date to March 16, 2028, from March 16, 2027. All other terms and conditions of the ONE Gas Credit Agreement remain in full force and effect.

Dividend - In May 2023, we declared a dividend of $0.65 per share ($2.60 per share on an annualized basis) for shareholders of record as of May 17, 2023, payable on June 2, 2023.

REGULATORY ACTIVITIES

Oklahoma - As required, PBRC filings are made annually on or before March 15 until the next general rate case, which is required to be filed on or before June 30, 2027. In March 2023, Oklahoma Natural Gas filed its required PBRC application for the year ended December 2022. The filed request includes a $27.6 million base rate revenue increase, $2.5 million energy efficiency incentive, and $11.9 million of estimated EDIT to be credited to customers in 2024. A hearing is scheduled for June 15, 2023.

In December 2022, Oklahoma Natural Gas filed a request for an RNG Pilot Program and Voluntary Tariff pursuant to the requirement in the rate case order approved in 2021. The proposed tariff will allow all residential, small commercial and industrial sales customers to voluntarily purchase the environmental attributes of RNG up to the equivalent of 10 Dth per month. If approved, the tariff will be in effect through 2027. Assessment of the tariff and pilot program will be made in the rate case required to be filed on or before June 30, 2027. An order is expected no earlier than the third quarter of 2023.

Texas - Pursuant to securitization legislation enacted in Texas as a result of Winter Storm Uri and a June 2021 RRC Notice to Gas Utilities, Texas Gas Service submitted an application to the RRC in July 2021, for an order authorizing the amount of extraordinary costs for recovery and other such specifications necessary for the issuance of securitized bonds.

In February 2022, the RRC issued a single financing order for Texas Gas Service and other natural gas utilities in Texas participating in the securitization process, which included a determination that the approved costs will be collected from customers over a period of not more than 30 years. The TPFA formed the TNG Corporation, a new independent public authority, to issue the securitized bonds.

In March 2023, the TNG Corporation completed the issuance of the Customer Rate Relief (Winter Storm Uri), Taxable Series 2023 Bonds and we received our portion of the net proceeds, which was approximately $197 million. The proceeds were used to repay certain indebtedness and for general corporate purposes. Interest costs that exceeded the amount securitized have been deferred and will be addressed in the next general rate proceeding in each jurisdiction in Texas.

Central-Gulf Service Area - In February 2023, Texas Gas Service made GRIP filings for all customers in the Central-Gulf service area, requesting an $11.5 million increase to be effective in June 2023.

West-North Service Area - In March 2023, Texas Gas Service made GRIP filings for all customers in the West-North service area, requesting a $7.4 million increase to be effective in July 2023.

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

FINANCIAL RESULTS AND OPERATING INFORMATION

We operate in one reportable business segment: regulated public utilities that deliver natural gas to residential, commercial and transportation customers. Our accounting policies are the same as described in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report. We evaluate our financial performance principally on net income.

Selected Financial Results - For the three months ended March 31, 2023, net income was $102.6 million, or $1.84 per diluted share, compared with $98.9 million, or $1.83 per diluted share, in the same period last year.

The following table sets forth certain selected financial results for our operations for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2023 vs. 2022
Financial Results	2023	2022	Increase (Decrease)
	(Millions of dollars, except percentages)
Natural gas sales	$971.8	$927.0	$44.8	5%
Transportation revenues	38.9	36.8	2.1	6%
Securitization customer charges	11.9	—	11.9	100%
Other revenues	9.5	7.6	1.9	25%
Total revenues	1,032.1	971.4	60.7	6%
Cost of natural gas	665.8	639.9	25.9	4%
Operating costs	145.8	133.6	12.2	9%
Depreciation and amortization	71.3	57.1	14.2	25%
Operating income	$149.2	$140.8	$8.4	6%
Capital expenditures and asset removal costs	$164.6	$122.9	$41.7	34%

Natural gas sales to customers represent revenue from contracts with customers through implied contracts established by our tariffs and rates approved by regulatory authorities, as well as revenues from regulatory mechanisms related to natural gas sales. Additionally, natural gas sales include recovery of the cost of natural gas.

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

Securitization customer charges represent revenue from contracts with customers through implied contracts established by the financing order approved by the KCC, related to the securitization of extraordinary costs incurred during Winter Storm Uri in the state of Kansas. See Note 14 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional discussion of the securitization transaction in Kansas.

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

Operating income increased $8.4 million for the three months ended March 31, 2023, compared with the same period last year, due primarily to the following:
•an increase of $17.3 million from new rates; and
•a decrease of $1.6 million in COVID-19 related expenses.

These increases were offset partially by:
•an increase of $4.5 million in depreciation expense due to additional capital expenditures being placed in service;
•an increase of $4.1 million in employee-related costs; and
•an increase of $2.6 million in bad debt expense.

Weather across our service territories for the first quarter was 14.5% warmer than the prior year. Due to our weather normalization mechanisms, the impact on operating income was not material.

Revenues include an increase of $11.9 million associated with KGSS-I, which is offset by $7.1 million in amortization expense and $4.8 million in interest expense. Revenues also include an increase of $2.5 million due to the annual adjustment of the ad-valorem rider for Kansas Gas Service, which is offset in amortization expense.

Other Factors Affecting Net Income - Other factors that affected net income for the three months ended March 31, 2023, compared with the same period last year, include an increase of $6.7 million in other income offset by an increase of $14.5 million in interest expense. The increase in other income, net, is due primarily to a $4.4 million increase in the market value of investments associated with our nonqualified employee benefit plans and a $1.5 million decrease in net periodic benefit costs other than service costs. The increase in interest expense is due primarily to an increase in the weighted average interest rate on our commercial paper and the issuance of $300 million of 4.25 percent senior notes in August 2022 and $336 million of 5.486 percent Securitized Utility Tariff Bonds in November 2022.

EDIT - Income tax expense reflects credits for the amortization of the regulatory liability associated with EDIT that was returned to customers of $9.9 million and $7.9 million for the three months ended March 31, 2023 and 2022, respectively.

Capital Expenditures and Asset Removal Costs - Our capital expenditures program includes expenditures for pipeline integrity, extending service to new areas, increasing system capabilities, pipeline replacements, automated meter reading, government-mandated pipeline relocations, fleet, facilities, IT assets and cybersecurity. It is our practice to maintain and upgrade our infrastructure, facilities and systems to ensure safe, reliable and efficient operations. Asset removal costs include expenditures associated with the replacement or retirement of long-lived assets that result from the construction, development and/or normal use of our assets, primarily our pipeline assets. While we have not experienced a significant impact to our capital expenditures program in the three months ended March 31, 2023, our capital expenditure activity for the remainder of the year could experience a delay if economic conditions worsen, impacting our supply chain for contract labor, materials and supplies.

Capital expenditures and asset removal costs were $41.7 million higher for the three months ended March 31, 2023, compared with the same period last year, due primarily to expenditures for system integrity and extension of service to new areas. Our full-year capital expenditures and asset removal costs are expected to be approximately $675 million for 2023.

Selected Operating Information - The following tables set forth certain selected operating information for the periods indicated:

	Three Months Ended								Variances
	March 31,								2023 vs. 2022
(in thousands)	2023				2022				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	841	599	660	2,100	834	598	654	2,086	7	1	6	14
Commercial and industrial	78	51	36	165	77	51	36	164	1	—	—	1
Other	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	6	1	12	5	6	1	12	—	—	—	—
Total customers	924	656	700	2,280	916	655	694	2,265	8	1	6	15

The increase in the average number of customers for the periods presented is due primarily to the connection of new customers resulting from the extension and expansion of our system in our service areas. For the three months ended March 31, 2023, our average customer count includes approximately 5,800 new customer connections during the period. For the year ended December 31, 2022, our average customer count included approximately 27,100 new customer connections.

The following table reflects total volumes delivered, excluding the effects of WNA mechanisms on sales volumes:

	Three Months Ended
	March 31,
Volumes (MMcf)	2023	2022
Natural gas sales
Residential	54,603	60,650
Commercial and industrial	18,143	19,369
Other	1,088	1,111
Total sales volumes delivered	73,834	81,130
Transportation	64,934	67,071
Total volumes delivered	138,768	148,201

The impact of weather on residential and commercial natural gas sales is mitigated by WNA mechanisms in all jurisdictions.

The following table sets forth the HDDs by state for the periods indicated:

	Three Months Ended
	March 31,
	2023		2022		2023 vs. 2022	2023	2022
HDDs	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	1,719	1,792	1,985	1,792	(13)%	96%	111%
Kansas	2,251	2,460	2,532	2,461	(11)%	92%	103%
Texas	902	985	1,182	999	(24)%	92%	118%

Normal HDDs are established through rate proceedings in each of our jurisdictions for use primarily in weather normalization billing calculations. See further discussion on weather normalization in our Regulatory Overview section in Part 1, Item 1, “Business,” of our Annual Report. Normal HDDs disclosed above are based on:

•Oklahoma - A 10-year weighted average as of June 30, 2021, as calculated using 11 weather stations across Oklahoma and weighted on average customer count.
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

Short-term Debt - In March 2023, we entered into an extension agreement related to the ONE Gas Credit Agreement that extends the maturity date to March 16, 2028, from March 16, 2027. All other terms and conditions of the ONE Gas Credit Agreement remain in full force and effect.

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

The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. At March 31, 2023, our total debt-to-capital ratio was 53 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement. We may reduce the unutilized portion of the ONE Gas Credit Agreement in whole or in part without premium or penalty. The ONE Gas Credit Agreement contains customary events of default. Upon the occurrence of certain events of default, the obligations under the ONE Gas Credit Agreement may be accelerated and the commitments may be terminated.

We have a commercial paper program under which we may issue unsecured commercial paper up to a maximum amount of $1.0 billion to fund short-term borrowing needs. The maturities of the commercial paper vary but may not exceed 270 days from the date of issue. Commercial paper is generally sold at par less a discount representing an interest factor. At March 31, 2023 and December 31, 2022, we had $280.0 million and $552.0 million of commercial paper outstanding with a weighted-average interest rate of 5.41 percent and 4.75 percent, respectively.

At March 31, 2023, we had $1.2 million in letters of credit issued and no borrowings under the ONE Gas Credit Agreement, with $998.8 million of remaining credit, which is available to repay any of our commercial paper borrowings.

Senior Notes - At March 31, 2023, we had outstanding $2.4 billion of Senior Notes with $772.7 million due within the next year. The indenture governing our Senior Notes includes an event of default upon the acceleration of other indebtedness of $100 million or more. Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding Senior Notes to declare those Senior Notes immediately due and payable in full.

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

Securitized Utility Tariff Bonds - At March 31, 2023, we had outstanding $336.0 million of 5.486 percent Securitized Utility Tariff Bonds with $34.5 million due within the next year. The bonds are governed by an indenture between KGSS-I and the indenture trustee. The indenture contains certain covenants that restrict KGSS-I’s ability to sell, transfer, convey, exchange, or otherwise dispose of its assets.

At March 31, 2023, our long-term debt-to-capital ratio was 50 percent. Excluding the debt of KGSS-I, which is non-recourse to us, our long-term debt-to-capital ratio was 47 percent.

Credit Ratings - Our credit ratings at March 31, 2023, were:

Rating Agency	Rating	Outlook
Moody’s	A3	Stable
S&P	A-	Stable

At March 31, 2023, our commercial paper was rated Prime-2 by Moody’s and A-2 by S&P. We intend to maintain credit metrics at a level that supports our balanced approach to capital investment and a return of capital to shareholders via a dividend that we believe will be competitive with our peer group.

Equity forward agreement - In March 2023, we entered into an underwriting agreement and a forward sale agreement for 2.0 million shares of our common stock. The forward sale agreement provides for settlement on a date, or dates, to be specified at our discretion, but which will occur no later than December 29, 2023, for 1.4 million shares of common stock and by December 31, 2024, for the remaining balance. Had we settled this forward agreement as of March 31, 2023, we would have generated net proceeds of approximately $152.7 million.

At-the-market equity program - In February 2023, we entered into an at-the-market equity distribution agreement under which we may issue and sell shares of our common stock with an aggregate offering price up to $300 million (including any shares of common stock that may be sold pursuant to the master forward sale confirmation entered into in connection with the equity distribution agreement and the related supplemental confirmations). This at-the-market equity program replaced our previous at-the-market equity program, which began in February 2020, and expired in February 2023. The program allows us to offer and sell our common stock at prices we deem appropriate. Sales of common stock are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. At March 31, 2023, we had $300 million of equity available for issuance under the program.

Had we settled all shares under our outstanding forward sale agreements, including those outstanding under our previous at-the-market equity program, as of March 31, 2023, we would have generated net proceeds of approximately $174.4 million, as detailed below:

Maturity	Shares Sold	Net Proceeds Available (in thousands)	Forward Price
At-the-Market Equity Program
December 29, 2023	289,403	$21,748	$75.15
Equity Forward Agreement
December 29, 2023	1,400,000	106,863	76.33
December 31, 2024	600,000	45,798	76.33
Total March 2023 Equity Forward Agreement	2,000,000	152,661	76.33
Total forward sale agreements	2,289,403	$174,409	$76.18

Pension and Other Postemployment Benefit Plans - In 2023, our contributions are expected to be approximately $1.4 million to our defined benefit pension plans, and no contributions are expected to be made to our other postemployment benefit plans. We use a December 31 measurement date for our plans.

Information about our pension and other postemployment benefits plans is included under Note 14 of the Notes to Consolidated Financial Statements in our Annual Report. See Note 9 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Three Months Ended
	March 31,		Variance
	2023	2022	2023 vs. 2022
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$469.1	$107.6	$361.5
Investing activities	(149.9)	(113.4)	(36.5)
Financing activities	(310.4)	9.3	(319.7)
Change in cash, cash equivalents, restricted cash and restricted cash equivalents	8.8	3.5	5.3
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	18.1	8.9	9.2
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$26.9	$12.4	$14.5

Operating Cash Flows - Changes in cash flows from operating activities are due primarily to changes in sales revenues, natural gas costs and operating expenses discussed in Financial Results and Operating Information, the effects of Winter Storm Uri discussed in Regulatory Activities and changes in working capital. Changes in natural gas prices and demand for our services or natural gas, whether because of general economic conditions, variations in weather not mitigated by WNAs, changes in supply or increased competition from other service providers, could affect our earnings and operating cash flows. Typically, our cash flows from operations are greater in the first half of the year compared with the second half of the year.

Operating cash flows were higher for the three months ended March 31, 2023, compared with the prior period, due primarily to recovery of the winter weather event regulatory asset for Texas Gas Service through securitization and working capital changes related to accounts receivable which were impacted by new rates in the current period compared with the same period in 2022.

Investing Cash Flows - Cash used in investing activities increased for the three months ended March 31, 2023, due primarily to an increase in capital expenditures for system integrity and extension of service to new areas.

Financing Cash Flows - Cash used in financing activities increased for the three months ended March 31, 2023, compared with the prior period, due primarily to increased repayments of notes payable.

ENVIRONMENTAL, SAFETY AND REGULATORY MATTERS

Environmental Matters - We are subject to multiple laws and regulations regarding protection of the environment and natural and cultural resources, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, plant and wildlife protection, hazardous materials use, storage and transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits or the discovery of presently unknown environmental conditions may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the CAA and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three months ended March 31, 2023 and 2022.

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

We have an AAO that allows Kansas Gas Service to defer and seek recovery of costs necessary for investigation and remediation at, and nearby, these 12 former MGP sites that are incurred after January 1, 2017, up to a cap of $15.0 million, net of any related insurance recoveries. Costs approved for recovery in a future rate proceeding would then be amortized over a 15-year period. The unamortized amounts will not be included in rate base or accumulate carrying charges. Following a determination that future investigation and remediation work approved by the KDHE is expected to exceed $15.0 million, net of any related insurance recoveries, Kansas Gas Service will be required to file an application with the KCC for approval to increase the $15.0 million cap. At March 31, 2023 and December 31, 2022, we have deferred $29.8 million for accrued investigation and remediation costs pursuant to our AAO. Kansas Gas Service expects to file an application as soon as practicable after the KDHE approves the plans we have submitted.

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

We also own or retain legal responsibility for certain environmental conditions at a former MGP site in Texas. At the request of the TCEQ, we began investigating the level and extent of contamination associated with the site under their Texas Risk Reduction Program. A preliminary site investigation revealed that this site contains contaminants generally associated with MGP sites and is subject to control or remediation under various environmental laws and regulations. Impacts have been identified in the soil and groundwater at the site with limited impacts observed in surrounding areas. In April 2022, we submitted a remediation work plan to address the areas impacted to the TCEQ. At March 31, 2023, estimated costs associated with expected remediation activities for this site are not material.

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three months ended March 31, 2023 and 2022. The reserve for remediation of our MGP sites was $12.7 million at March 31, 2023 and December 31, 2022.

Environmental Footprint - We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation, and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows for the three months ended March 31, 2023 and 2022.

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

As part of the Consolidated Appropriations Act, 2021, the PIPES Act reauthorized PHMSA through 2023 and directed the agency to move forward with several regulatory actions, including the “Pipeline Safety: Class Location Change Requirements” and the “Pipeline Safety: Safety of Gas Transmission and Gathering Pipelines” proposed rulemakings. Congress has also instructed PHMSA to issue final regulations that will require operators of non-rural gas gathering lines and new and existing transmission and distribution pipeline facilities to conduct certain leak detection and repair programs and to require facility inspection and maintenance plans to align with those regulations. To the extent such rulemakings impose more stringent requirements on our facilities, we may be required to incur expenditures that may be material.

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

One should not place undue reliance on forward-looking statements, which are applicable only as of the date of this Quarterly Report. Known and unknown risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements. Those factors may affect our operations, costs, liquidity, markets, products, services and prices. In addition to any assumptions and other factors referred to specifically in connection with the forward-looking statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statement include, among others, the following:

•our ability to recover costs, income taxes and amounts equivalent to the cost of property, plant and equipment, regulatory assets and our allowed rate of return in our regulated rates or other recovery mechanisms;
•cyber-attacks, which, according to experts, continue to increase in volume and sophistication, or breaches of technology systems that could disrupt our operations or result in the loss or exposure of confidential or sensitive customer, employee or Company information; further, increased remote working arrangements have required enhancements and modifications to our IT infrastructure (e.g. Internet, Virtual Private Network, remote collaboration systems, etc.), and any failures of the technologies, including third-party service providers, that facilitate working remotely could limit our ability to conduct ordinary operations or expose us to increased risk or effect of an attack;
•our ability to manage our operations and maintenance costs;

•the concentration of our operations in Oklahoma, Kansas, and Texas;
•changes in regulation of natural gas distribution services, particularly those in Oklahoma, Kansas and Texas;
•the economic climate and, particularly, its effect on the natural gas requirements of our residential and commercial customers;
•the length and severity of a pandemic or other health crisis which could significantly disrupt or prevent us from operating our business in the ordinary course for an extended period;
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
•our ability to recover the costs of natural gas purchased for our customers and any related financing required to support our purchase of natural gas supply;
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

Commodity Price Risk

Our commodity price risk, driven primarily by fluctuations in the price of natural gas, is mitigated by our purchased-gas cost adjustment mechanisms through which we pass-through natural gas costs to our customers without profit. We may use derivative instruments to hedge the cost of a portion of our anticipated natural gas purchases during the winter heating months to reduce the impact on our customers of upward market price volatility of natural gas. Additionally, we inject natural gas into storage during the warmer months, when natural gas prices are typically lower, and withdraw the natural gas during the colder months of the year. Gains or losses associated with these derivative instruments and storage activities are included in, and recoverable through our purchased-gas cost adjustment mechanisms, which are subject to review by regulatory authorities.

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the first quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1	Form of 2023 Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.10 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 23, 2023 (File No. 1-36108)).

10.2	Form of 2023 Performance Unit Award Agreement (incorporated by reference to Exhibit 10.11 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 23, 2023 (File No. 1-36108)).

10.3
Equity Distribution Agreement, dated as of February 24, 2023, among ONE Gas, Inc. and BofA Securities, Inc., J.P. Morgan Securities LLC, Mizuho Securities USA LLC and RBC Capital Markets, LLC acting as managers; Bank of America, N.A., JPMorgan Chase Bank, National Association, Mizuho Markets Americas LLC and Royal Bank of Canada, acting as forward purchasers; and BofA Securities, Inc., J.P. Morgan Securities LLC, Mizuho Securities USA LLC, and RBC Capital Markets, LLC acting as forward sellers (incorporated by reference to Exhibit 1.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on February 24, 2023 (File No. 1-36108)).

10.4
Equity Underwriting Agreement, dated as of March 8, 2023, among ONE Gas, Inc. and BofA Securities, Inc., acting as the underwriter, BofA Securities, Inc., acting as the forward seller, and Bank of America, N.A., acting as the forward purchaser (incorporated by reference to Exhibit 1.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on March 13, 2023 (File No. 1-36108).

10.5
Confirmation of Forward Sale Transaction, dated as of March 8, 2023, between ONE Gas, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on March 13, 2023 (File No. 1-36108).

10.6
Extension Agreement, dated as of March 16, 2023, among ONE Gas, Inc., Bank of America, N.A., as administrative agent, swing line lender, and a letter of credit issuer, and the other lenders and letter of credit issuers parties thereto (incorporated by reference to Exhibit 10.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on March 16, 2023 (File No. 1-36108).

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

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three months ended months ended March 31, 2023 and 2022; (iii) Consolidated Statements of Comprehensive Income for the three months ended months ended March 31, 2023 and 2022; (iv) Consolidated Balance Sheets at March 31, 2023 and December 31, 2022; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022; (vi) Consolidated Statements of Equity for the three months ended months ended March 31, 2023 and 2022; and (vii) Notes to Consolidated Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 2, 2023		ONE Gas, Inc.
Registrant

	By:	/s/ Caron A. Lawhorn
Caron A. Lawhorn
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)