Form 10-Q
period 2023-06-30
ONE Gas, Inc.
filed 2023-08-01
CIK 1587732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023.
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

On July 24, 2023, the Company had 55,449,300 shares of common stock outstanding.

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

GLOSSARY - The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

AAO	Accounting Authority Order
ADIT	Accumulated deferred income taxes
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2022
ASC	Accounting Standards Codification
Bcf	Billion cubic feet
CAA	Federal Clean Air Act, as amended
Dth	Dekatherm
EDIT	Excess deferred income taxes resulting from a change in enacted tax rates
EPS	Earnings per share
ESG	Environmental, social and governance
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	Accounting principles generally accepted in the United States of America
GRIP	Gas Reliability Infrastructure Program
HDD	Heating degree day is a measure designed to reflect the demand for energy needed for heating based on the extent to which the daily average temperature falls below a reference temperature for which no heating is required, usually 65 degrees Fahrenheit
IT	Information Technology
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
KGSS-I	Kansas Gas Service Securitization I, L.L.C.
LDC	Local distribution company
MGP	Manufactured gas plant
MMcf	Million cubic feet
Moody’s	Moody’s Investors Service, Inc.
NYSE	New York Stock Exchange
OCC	Oklahoma Corporation Commission
ONE Gas	ONE Gas, Inc.
ONE Gas Credit Agreement	ONE Gas’ $1.0 billion revolving credit agreement, as amended
PBRC	Performance-Based Rate Change
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
PIPES Act	Protecting Our Infrastructure of Pipelines and Enhancing Safety (PIPES) Act of 2020
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
RNG	Renewable natural gas
RRC	Railroad Commission of Texas
S&P	Standard & Poor’s Ratings Services
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Securitized Utility Tariff Bonds	Series 2022-A Senior Secured Securitized Utility Tariff Bonds, Tranche A
Senior Notes	ONE Gas’ registered unsecured notes consisting of $300 million of 3.61 percent senior notes due February 2024, $473 million of 1.10 percent senior notes due March 2024, $300 million of 2.00 percent senior notes due May 2030, $300 million of 4.25 percent senior notes due September 2032, $600 million of 4.66 percent senior notes due February 2044 and $400 million of 4.50 percent senior notes due November 2048
TCEQ	Texas Commission on Environmental Quality
TNG Corporation	Texas Natural Gas Securitization Finance Corporation
TPFA	Texas Public Finance Authority
WNA	Weather normalization adjustment(s)
XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2023	2022	2023	2022
	(Thousands of dollars, except per share amounts)

Total revenues	$398,114	$428,975	$1,430,257	$1,400,434

Cost of natural gas	130,241	188,251	796,040	828,197

Operating expenses
Operations and maintenance	118,614	110,579	245,298	225,674
Depreciation and amortization	67,547	55,043	138,811	112,180
General taxes	17,690	16,533	36,856	35,057
Total operating expenses	203,851	182,155	420,965	372,911
Operating income	64,022	58,569	213,252	199,326
Other income (expense), net	2,174	(3,983)	4,755	(8,128)
Interest expense, net	(27,485)	(16,320)	(57,600)	(31,915)
Income before income taxes	38,711	38,266	160,407	159,283
Income taxes	(6,022)	(6,191)	(25,097)	(28,274)
Net income	$32,689	$32,075	$135,310	$131,009

Earnings per share
Basic	$0.59	$0.59	$2.43	$2.42
Diluted	$0.58	$0.59	$2.42	$2.42

Average shares (thousands)
Basic	55,566	54,262	55,552	54,092
Diluted	55,914	54,335	55,857	54,183

Dividends declared per share of stock	$0.65	$0.62	$1.30	$1.24
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2023	2022	2023	2022
	(Thousands of dollars)
Net income	$32,689	$32,075	$135,310	$131,009
Other comprehensive income, net of tax
Change in pension and other postemployment benefit plan liability, net of tax of $—, $(10), $— and $(29), respectively	—	30	—	99
Total other comprehensive income, net of tax	—	30	—	99
Comprehensive income	$32,689	$32,105	$135,310	$131,108
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Unaudited)	2023	2022
Assets	(Thousands of dollars)
Property, plant and equipment
Property, plant and equipment	$8,117,663	$7,834,557
Accumulated depreciation and amortization	2,261,035	2,205,717
Net property, plant and equipment	5,856,628	5,628,840
Current assets
Cash and cash equivalents	7,332	9,681
Restricted cash and cash equivalents	32,006	8,446
Total cash, cash equivalents and restricted cash and cash equivalents	39,338	18,127
Accounts receivable, net	234,409	553,834
Materials and supplies	72,594	70,873
Natural gas in storage	144,742	269,205
Regulatory assets	64,912	275,572
Other current assets	31,294	29,997
Total current assets	587,289	1,217,608
Goodwill and other assets
Regulatory assets	304,614	330,831
Securitized intangible asset, net	309,569	323,838
Goodwill	157,953	157,953
Other assets	119,069	117,326
Total goodwill and other assets	891,205	929,948
Total assets	$7,335,122	$7,776,396
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS
(Continued)
	June 30,	December 31,
(Unaudited)	2023	2022
Equity and Liabilities	(Thousands of dollars)
Equity and long-term debt
Common stock, $0.01 par value: authorized 250,000,000 shares; issued and outstanding 55,446,841 shares at June 30, 2023; issued and outstanding 55,349,954 shares at December 31, 2022	$554	$553
Paid-in capital	1,940,446	1,932,714
Retained earnings	714,530	651,863
Accumulated other comprehensive loss	(704)	(704)
Total equity	2,654,826	2,584,426
Other long-term debt, excluding current maturities, net of issuance costs	1,580,263	2,352,400
Securitized utility tariff bonds, excluding current maturities, net of issuance costs	295,949	309,343
Total long-term debt, excluding current maturities, net of issuance costs	1,876,212	2,661,743
Total equity and long-term debt	4,531,038	5,246,169
Current liabilities
Current maturities of other long-term debt	772,838	12
Current maturities of securitized utility tariff bonds	34,201	20,716
Notes payable	217,100	552,000
Accounts payable	154,121	360,493
Accrued taxes other than income	54,400	78,352
Regulatory liabilities	79,686	47,867
Customer deposits	54,635	57,854
Other current liabilities	87,110	72,125
Total current liabilities	1,454,091	1,189,419
Deferred credits and other liabilities
Deferred income taxes	727,184	698,456
Regulatory liabilities	512,633	529,441
Employee benefit obligations	19,620	19,587
Other deferred credits	90,556	93,324
Total deferred credits and other liabilities	1,349,993	1,340,808
Commitments and contingencies
Total liabilities and equity	$7,335,122	$7,776,396
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended
	June 30,
(Unaudited)	2023	2022
	(Thousands of dollars)
Operating activities
Net income	$135,310	$131,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	138,811	112,180
Deferred income taxes	11,912	(18,780)
Share-based compensation expense	6,305	5,699
Provision for doubtful accounts	4,880	2,511
Proceeds from government securitization of winter weather event costs	197,366	—
Changes in assets and liabilities:
Accounts receivable	314,545	100,955
Materials and supplies	(1,721)	(7,927)
Natural gas in storage	124,463	(18,660)
Asset removal costs	(32,551)	(20,919)
Accounts payable	(198,968)	(92,887)
Accrued taxes other than income	(23,952)	(8,852)
Customer deposits	(3,219)	(2,177)
Regulatory assets and liabilities - current	35,633	43,697
Regulatory assets and liabilities - noncurrent	26,217	56,135
Other assets and liabilities - current	12,156	8,234
Other assets and liabilities - noncurrent	1,555	(3,541)
Cash provided by operating activities	748,742	286,677
Investing activities
Capital expenditures	(322,231)	(251,060)
Other investing expenditures	(1,647)	(1,332)
Other investing receipts	2,462	891
Cash used in investing activities	(321,416)	(251,501)
Financing activities
Repayments of notes payable, net	(334,900)	(3,900)
Issuance of common stock	3,175	37,104
Dividends paid	(72,006)	(66,821)
Tax withholdings related to net share settlements of stock compensation	(2,384)	(3,026)
Cash used in financing activities	(406,115)	(36,643)
Change in cash, cash equivalents, restricted cash and restricted cash equivalents	21,211	(1,467)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	18,127	8,852
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$39,338	$7,385
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$47,773	$41,600
Cash paid for income taxes, net	$9,174	$16,200
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)	Common Stock Issued	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity
	(Shares)	(Thousands of dollars)

January 1, 2023	55,349,954	$553	$1,932,714	$651,863	$(704)	$2,584,426
Net income	—	—	—	102,621	—	102,621
Common stock issued and other	39,096		435	—	—	435
Common stock dividends - $0.65 per share	—	—	319	(36,321)	—	(36,002)
March 31, 2023	55,389,050	$553	$1,933,468	$718,163	$(704)	$2,651,480
Net income	—	—	—	32,689	—	32,689
Common stock issued and other	57,791	1	6,660	—	—	6,661
Common stock dividends - $0.65 per share	—	—	318	(36,322)	—	(36,004)
June 30, 2023	55,446,841	$554	$1,940,446	$714,530	$(704)	$2,654,826

January 1, 2022	53,633,210	$536	$1,790,362	$565,161	$(6,527)	$2,349,532
Net income	—	—	—	98,934	—	98,934
Other comprehensive income	—	—	—	—	69	69
Common stock issued and other	456,607	5	34,135	—	—	34,140
Common stock dividends - $0.62 per share	—	—	274	(33,559)	—	(33,285)
March 31, 2022	54,089,817	$541	$1,824,771	$630,536	$(6,458)	$2,449,390
Net income	—	—	—	32,075	—	32,075
Other comprehensive income	—	—	—	—	30	30
Common stock issued and other	47,400	—	5,636	—	—	5,636
Common stock dividends - $0.62 per share	—	—	271	(33,806)	—	(33,535)
June 30, 2022	54,137,217	$541	$1,830,678	$628,805	$(6,428)	$2,453,596

See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. These statements also have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The 2022 year-end consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes in our Annual Report. Our significant accounting policies are described in Note 1 of our Notes to Consolidated Financial Statements in our Annual Report. The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Although management believes these estimates are reasonable, actual results could differ materially from these estimates. Due to the seasonal nature of our business, the results of operations for the six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for a 12-month period.

We provide natural gas distribution services to approximately 2.3 million customers in Oklahoma, Kansas and Texas through our three divisions, Oklahoma Natural Gas, Kansas Gas Service and Texas Gas Service, respectively. We primarily serve residential, commercial and transportation customers in all three states.

Segments - We operate in one reportable business segment: regulated public utilities that deliver natural gas primarily to residential, commercial and transportation customers. Our accounting policies are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report. We evaluate our financial performance principally on net income. For the three and six months ended June 30, 2023 and 2022, we had no single external customer from which we received 10 percent or more of our gross revenues.

Property, Plant and Equipment and Asset Removal Costs - Accounts payable for construction work in progress and asset removal costs decreased by approximately $7.9 million and $7.8 million for the six months ended June 30, 2023 and 2022, respectively. Such amounts are not included in capital expenditures or asset removal costs in our consolidated statements of cash flows.

Accounts Receivable, net - Accounts receivable represent valid claims against nonaffiliated customers for natural gas sold or services rendered. We assess the creditworthiness of our customers. Those customers who do not meet minimum standards may be required to provide security, including deposits and other forms of collateral, when appropriate and allowed by our tariffs. With approximately 2.3 million customers across three states, we are not exposed materially to a concentration of credit risk. We maintain an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, consideration of the current environment and other information. We recover natural gas costs related to accounts written off when they are deemed uncollectible through the purchased-gas cost adjustment mechanisms in each of our jurisdictions. At June 30, 2023 and December 31, 2022, our allowance for doubtful accounts was $17.0 million and $16.7 million, respectively.

Reclassifications -A reclassification has been made in the prior-year financial statements to conform to the current-year presentation. We have updated our consolidated balance sheet at December 31, 2022, to disaggregate “current maturities of other long-term debt,” which had previously been included in “other current liabilities,” to conform to our current-year presentation.

2.REVENUE

The following table sets forth our revenues disaggregated by source for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(Thousands of dollars)
Natural gas sales to customers	$346,734	$393,292	$1,313,093	$1,318,449
Transportation revenues	29,022	28,000	67,549	64,316
Securitization customer charges (Note 14)	11,807	—	23,740	—
Miscellaneous revenues	6,313	5,128	12,211	9,624
Total revenues from contracts with customers	393,876	426,420	1,416,593	1,392,389
Other revenues - natural gas sales related	1,614	(115)	7,404	2,231
Other revenues	2,624	2,670	6,260	5,814
Total other revenues	4,238	2,555	13,664	8,045
Total revenues	$398,114	$428,975	$1,430,257	$1,400,434

Accrued unbilled natural gas sales revenues at June 30, 2023 and December 31, 2022, were $64.5 million and $269.5 million, respectively, and are included in accounts receivable on our consolidated balance sheets.

3.    REGULATORY ASSETS AND LIABILITIES

The tables below present a summary of regulatory assets and liabilities, net of amortization, for the periods indicated:

	June 30, 2023
	Current	Noncurrent	Total
	(Thousands of dollars)
Winter weather event costs	$22,633	$26,117	$48,750
Pension and postemployment benefit costs	4,603	239,975	244,578
Reacquired debt costs	812	2,985	3,797
MGP remediation costs	98	31,891	31,989
Ad-valorem tax	12,125	—	12,125
WNA	7,809	—	7,809
Customer credit deferrals	13,820	—	13,820
Other	3,012	3,646	6,658
Total regulatory assets, net of amortization	64,912	304,614	369,526
Income tax rate changes	—	(512,633)	(512,633)
Over-recovered purchased-gas costs	(79,686)	—	(79,686)
Total regulatory liabilities	(79,686)	(512,633)	(592,319)
Net regulatory assets and liabilities	$(14,774)	$(208,019)	$(222,793)

	December 31, 2022
	Current	Noncurrent	Total
	(Thousands of dollars)
Winter weather event costs	$221,926	$36,291	$258,217
Under-recovered purchased-gas costs	19,755	—	19,755
Pension and postemployment benefit costs	—	258,257	258,257
Reacquired debt costs	812	3,347	4,159
MGP remediation costs	98	29,743	29,841
Ad-valorem tax	13,359	—	13,359
WNA	8,474	—	8,474
Customer credit deferrals	9,504	—	9,504
Other	1,644	3,193	4,837
Total regulatory assets, net of amortization	275,572	330,831	606,403
Pension and other postemployment benefit costs	(8,228)	—	(8,228)
Income tax rate changes	—	(529,441)	(529,441)
Over-recovered purchased-gas costs	(39,639)	—	(39,639)
Total regulatory liabilities	(47,867)	(529,441)	(577,308)
Net regulatory assets and liabilities	$227,705	$(198,610)	$29,095

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

At June 30, 2023, Texas Gas Service had deferred approximately $31.2 million in extraordinary costs associated with Winter Storm Uri attributable to its former West Texas service area. Pursuant to the approved settlement order, Texas Gas Service began collecting the extraordinary costs, including carrying costs, from those customers in January 2022.

The deferred winter weather event costs also include invoiced costs for natural gas purchases during Winter Storm Uri that have not been paid as we work with our suppliers for Kansas and Texas to resolve discrepancies in invoiced amounts. These amounts may be adjusted as the differences with suppliers are resolved. Settlements of these amounts are recoverable through the purchased gas cost mechanisms in the respective state. Future adjustments to the amounts are not expected to have a material impact on earnings.

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

Recovery through rates resulted in amortization of regulatory assets of approximately $2.5 million and $1.6 million for the three months ended June 30, 2023 and 2022, respectively, and approximately $9.5 million and $6.0 million for the six months ended June 30, 2023 and 2022, respectively.

4.CREDIT FACILITY AND SHORT-TERM DEBT

In March 2023, we entered into an extension agreement related to the ONE Gas Credit Agreement that extended the maturity date to March 16, 2028, from March 16, 2027. All other terms and conditions of the ONE Gas Credit Agreement remain in full force and effect.

The ONE Gas Credit Agreement provides for a $1.0 billion revolving unsecured credit facility and includes a $20 million letter of credit subfacility. We can request an increase in commitments of up to an additional
$500 million upon satisfaction of customary conditions, including receipt of commitments from either new lenders or increased commitments from existing lenders. The ONE Gas Credit Agreement is available to provide liquidity for working capital, capital expenditures, acquisitions and mergers, the issuance of letters of credit and for other general corporate purposes.

The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. At June 30, 2023, our total debt-to-capital ratio was 52 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement. We may reduce the unutilized portion of the ONE Gas Credit Agreement in whole or in part without premium or penalty. The ONE Gas Credit Agreement contains customary events of default. Upon the occurrence of certain events of default, the obligations under the ONE Gas Credit Agreement may be accelerated and the commitments may be terminated.

At June 30, 2023, we had $1.2 million in letters of credit issued and no borrowings under the ONE Gas Credit Agreement, with $998.8 million of remaining credit, which is available to repay our commercial paper borrowings.

We have a commercial paper program under which we may issue unsecured commercial paper up to a maximum amount of $1.0 billion to fund short-term borrowing needs. The maturities of the commercial paper vary but may not exceed 270 days from the date of issue. Commercial paper is generally sold at par less a discount representing an interest factor. At June 30, 2023 and December 31, 2022, we had $217.1 million and $552.0 million of commercial paper outstanding with a weighted-average interest rate of 5.43 percent and 4.75 percent, respectively.

5.LONG-TERM DEBT

The table below presents a summary of our long-term debt outstanding for the periods indicated:

	Interest rate at June 30, 2023	June 30, 2023	December 31, 2022
		(Thousands of dollars)
Senior Notes due:
February 2024	3.610%	$300,000	$300,000
March 2024	1.100%	473,000	473,000
May 2030	2.000%	300,000	300,000
September 2032	4.250%	300,000	300,000
February 2044	4.658%	600,000	600,000
November 2048	4.500%	400,000	400,000
Total Senior Notes		2,373,000	2,373,000
KGSS-I Securitized Utility Tariff Bonds	5.486%	336,000	336,000
Other	8.000%	1,244	1,250
Unamortized discounts on long-term debt		(7,422)	(7,636)
Debt issuance costs (a)		(19,571)	(20,143)
Total long-term debt, net		2,683,251	2,682,471
Less: current maturities of securitized utility tariff bonds		34,201	20,716
Less: current maturities of other long-term debt, net		772,838	12
Noncurrent portion of long-term debt, net		$1,876,212	$2,661,743
(a) Includes $5.8 million of issuance costs for the KGSS-I Securitized Utility Tariff Bonds.

Senior Notes - The indenture governing our Senior Notes includes an event of default upon the acceleration of other indebtedness of $100 million or more. Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding Senior Notes to declare those Senior Notes immediately due and payable in full.

Depending on the series, we may redeem our Senior Notes at par, plus accrued and unpaid interest to the redemption date, starting three months or six months before their maturity dates. Prior to these dates, we may redeem these Senior Notes, in whole or in part, at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium. The redemption price will never be less than 100 percent of the principal amount of the respective Senior Note plus accrued and unpaid interest to the redemption date. Our $473 million of 1.10 percent senior notes due March 2024 can be called at par with a 30-day notice. Our Senior Notes are senior unsecured obligations, ranking equally in right of payment with all of our existing and future unsecured senior indebtedness.

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

At-the-Market Equity Program - In February 2023, we entered into an at-the-market equity distribution agreement under which we may issue and sell shares of our common stock with an aggregate offering price up to $300 million (including any shares of common stock that may be sold pursuant to the master forward sale confirmation entered into in connection with the equity distribution agreement and the related supplemental confirmations). This at-the-market equity program replaced our previous at-the-market equity program, which began in February 2020, and expired in February 2023. The program allows us to offer and sell our common stock at prices we deem appropriate. Sales of common stock are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. At June 30, 2023, we had $226.1 million of equity available for issuance under the program.

For the six months ended June 30, 2023, we executed forward sale agreements under our current at-the-market equity program for 926,465 shares of our common stock.

The following table summarizes all of our outstanding forward sale agreements at June 30, 2023:

Maturity	Shares Sold	Net Proceeds Available (in thousands)	Forward Price
At-the-Market Equity Program
December 29, 2023	289,403	$21,780	$75.26
December 31, 2024	926,465	73,906	$79.77
Total At-the-Market Equity Program	1,215,868	95,686	$78.70
Equity Forward Agreement
December 29, 2023	1,400,000	107,095	$76.50
December 31, 2024	600,000	45,898	$76.50
Total Equity Forward Agreement	2,000,000	152,993	$76.50
Total forward sale agreements	3,215,868	$248,679	$77.33

For the six months ended June 30, 2022, we executed forward sale agreements for 591,736 shares of our common stock. On December 30, 2022, we settled these forward sale agreements for net proceeds of $48.0 million.

For the six months ended June 30, 2022, we issued and sold 403,792 shares of our common stock for $35.0 million, generating net proceeds of $34.7 million.

Dividends Declared - In July 2023, we declared a dividend of $0.65 per share ($2.60 per share on an annualized basis) for shareholders of record as of August 16, 2023, payable on September 1, 2023.

7.ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the effect of reclassifications from accumulated other comprehensive loss in our consolidated statements of income for the periods indicated:

	Three Months Ended		Six Months Ended		Affected Line Item in the
Details About Accumulated Other	June 30,		June 30,		Consolidated Statements
Comprehensive Loss Components	2023	2022	2023	2022	of Income
	(Thousands of dollars)
Pension and other postemployment benefit plan obligations (a)
Amortization of net loss	$490	$4,252	$980	$12,453
Amortization of unrecognized prior service cost (credit)	131	72	262	82
	621	4,324	1,242	12,535
Regulatory adjustments (b)	(621)	(4,265)	(1,242)	(12,388)
	—	59	—	147	Income before income taxes
	—	(15)	—	(34)	Income tax expense
Total reclassifications for the period	$—	$44	$—	$113	Net income
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

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Three Months Ended June 30, 2023
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$32,689	55,566	$0.59
Diluted EPS Calculation
Effect of dilutive securities	—	348
Net income available for common stock and common stock equivalents	$32,689	55,914	$0.58

	Three Months Ended June 30, 2022
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$32,075	54,262	$0.59
Diluted EPS Calculation
Effect of dilutive securities	—	73
Net income available for common stock and common stock equivalents	$32,075	54,335	$0.59

	Six Months Ended June 30, 2023
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$135,310	55,552	$2.43
Diluted EPS Calculation
Effect of dilutive securities	—	305
Net income available for common stock and common stock equivalents	$135,310	55,857	$2.42

	Six Months Ended June 30, 2022
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$131,009	54,092	$2.42
Diluted EPS Calculation
Effect of dilutive securities	—	91
Net income available for common stock and common stock equivalents	$131,009	54,183	$2.42

9.EMPLOYEE BENEFIT PLANS

The following tables set forth the components of net periodic benefit cost for our pension and other postemployment benefit plans for the periods indicated:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(Thousands of dollars)
Components of net periodic benefit cost (credit)
Service cost	$1,811	$2,592	$3,622	$5,686
Interest cost	10,607	9,037	21,214	16,841
Expected return on assets	(14,879)	(14,632)	(29,758)	(29,245)
Amortization of unrecognized prior service cost	93	62	186	62
Amortization of net loss	502	4,198	1,004	12,345
Net periodic benefit cost (credit)	$(1,866)	$1,257	$(3,732)	$5,689

	Other Postemployment Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(Thousands of dollars)
Components of net periodic benefit cost (credit)
Service cost	$183	$318	$366	$636
Interest cost	2,288	1,612	4,576	3,224
Expected return on assets	(2,432)	(3,295)	(4,864)	(6,590)
Amortization of unrecognized prior service cost	38	10	76	20
Amortization of net (gain) loss	(12)	54	(24)	108
Net periodic benefit cost (credit)	$65	$(1,301)	$130	$(2,602)

We recover qualified pension benefit plan and other postemployment benefit plan costs through rates charged to our customers. Certain regulatory authorities require that the recovery of these costs be based on specific guidelines. The difference between these regulatory-based amounts and the periodic benefit cost calculated pursuant to GAAP is deferred as a regulatory asset or liability and amortized to expense over periods in which this difference will be recovered in rates, as authorized by the applicable regulatory authorities. For the six months ended June 30, 2023 and 2022, regulatory deferrals related to net periodic benefit cost were not material.

We capitalize all eligible service cost and non-service cost components under the accounting requirements of ASC Topic 980 (Regulated Operations) for rate-regulated entities. Capitalized non-service costs reflected as a regulatory asset in our consolidated balance sheets were not material at June 30, 2023, and were $2.8 million at December 31, 2022. See Note 3 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information.

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

At June 30, 2023, we have no uncertain tax positions. Changes in tax laws or tax rates are recognized in the financial reporting period that includes the enactment date. We are no longer subject to income tax examination for years prior to 2018.

Income tax expense reflects credits for the amortization of the regulatory liability associated with EDIT that was returned to customers of $3.1 million and $3.0 million for the three months ended June 30, 2023 and 2022, respectively, and credits of $13.0 million and $10.9 million for the six months ended June 30, 2023 and 2022, respectively.

11. OTHER INCOME AND OTHER EXPENSE

The following table sets forth the components of other income and other expense for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(Thousands of dollars)
Net periodic benefit credit other than service cost	$963	$1,366	$1,871	$778
Earnings (losses) on investments associated with nonqualified employee benefit plans	1,274	(4,619)	2,887	(7,452)
Other, net	(63)	(730)	(3)	(1,454)
Total other income (expense), net	$2,174	$(3,983)	$4,755	$(8,128)

12.COMMITMENTS AND CONTINGENCIES

Environmental Matters - We are subject to multiple laws and regulations regarding protection of the environment and natural and cultural resources, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, plant and wildlife protection, hazardous materials use, storage and transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits or the discovery of presently unknown environmental conditions may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the CAA and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and six months ended June 30, 2023 and 2022.

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

We have an AAO that allows Kansas Gas Service to defer and seek recovery of costs necessary for investigation and remediation at, and nearby, these 12 former MGP sites that are incurred after January 1, 2017, up to a cap of $15.0 million, net of any related insurance recoveries. Costs approved for recovery in a future rate proceeding would then be amortized over a 15-year period. The unamortized amounts will not be included in rate base or accumulate carrying charges. Following a determination that future investigation and remediation work approved by the KDHE is expected to exceed $15.0 million, net of any related insurance recoveries, Kansas Gas Service will be required to file an application with the KCC for approval to increase the $15.0 million cap. At June 30, 2023 and December 31, 2022, we have deferred $32.0 million for accrued investigation and remediation costs pursuant to our AAO. Kansas Gas Service expects to file an application as soon as practicable after the KDHE approves the plans we have submitted.

We have completed or are addressing removal of the source of soil contamination at all 12 sites and continue to monitor groundwater at seven of the 12 sites according to plans approved by the KDHE. In 2019, we completed a project to remove a source of contamination and associated contaminated materials at the twelfth site where no active soil remediation had previously occurred. In 2022, we completed a remediation project to remove a source of contamination and contaminated materials at one of the MGP sites. In June 2023, we submitted a revised draft remediation plan to the KDHE for review following receipt of agency comments and public feedback.

We also own or retain legal responsibility for certain environmental conditions at a former MGP site in Texas. At the request of the TCEQ, we began investigating the level and extent of contamination associated with the site under their Texas Risk Reduction Program. A preliminary site investigation revealed that this site contains contaminants generally associated with MGP sites and is subject to control or remediation under various environmental laws and regulations. Impacts have been identified in the soil and groundwater at the site with limited impacts observed in surrounding areas. In April 2022, we submitted a remediation work plan to address the areas impacted to the TCEQ. At June 30, 2023, estimated costs associated with expected remediation activities for this site are not material.

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and six months ended June 30, 2023 and 2022. The reserve for remediation of our MGP sites was $14.8 million and $12.7 million at June 30, 2023 and December 31, 2022, respectively.

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

As part of the Consolidated Appropriations Act, 2021, the PIPES Act reauthorized PHMSA through 2023 and directed the agency to move forward with several regulatory actions, including the “Pipeline Safety: Class Location Change Requirements” and the “Pipeline Safety: Safety of Gas Transmission and Gathering Pipelines” proposed rulemakings. Congress has also instructed PHMSA to issue final regulations that will require operators of new and existing transmission and distribution pipeline facilities to conduct certain leak detection and repair programs and to require facility inspection and maintenance plans to align with those regulations. To the extent such rulemakings impose more stringent requirements on our facilities, we may be required to incur expenditures that may be material.

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

Derivative Instruments - Our derivatives are comprised of over-the-counter natural gas fixed price swaps and call options.

Swaps - At June 30, 2023, we held over-the-counter natural gas fixed-price swaps for the heating season ending March 2024, with a total notional amount of 7.7 Bcf. We did not hold any swaps at December 31, 2022.

Options - At June 30, 2023, we held natural gas call options for the heating season ending March 2024, with total notional amounts of 0.7 Bcf, for which we paid premiums of $0.8 million. At December 31, 2022, we held purchased natural gas call options for the heating season ended March 2023, with total notional amounts of 19.4 Bcf, for which we paid premiums of $14.1 million.

We have not designated any of our derivative instruments as accounting hedges. These contracts are included in, and recoverable through, our purchased-gas cost adjustment mechanisms. Additionally, premiums paid, changes in fair value and any settlements received associated with these contracts are deferred as part of our unrecovered purchased-gas costs in our consolidated balance sheets. There were no transfers between levels for the periods presented.

Other Financial Instruments - The approximate fair value of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable and accounts payable is equal to book value, due to the short-term nature of these items. Commercial paper is due upon demand and, therefore, the carrying amounts approximate fair value.

The following tables summarize, by level within the fair value hierarchy, our derivative and other assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2023 and December 31, 2022:

	June 30, 2023
	Level 1	Level 2	Netting (c)	Total
	(Thousands of dollars)
Assets:
Derivative instruments - swaps (a)	$—	$616	$(616)	$—
Derivative instruments - options (a)	—	452	—	452
United States treasury notes (b)	4,020	—	—	4,020
Corporate bonds (b)	—	9,544	—	9,544
Total assets	$4,020	$10,612	$(616)	$14,016
Liabilities:
Derivative instruments - swaps (a)	$—	$3,747	$(616)	$3,131

	December 31, 2022
	Level 1	Level 2	Total
	(Thousands of dollars)
Assets:
United States treasury notes (b)	$4,695	$—	$4,695
Corporate bonds (b)	—	9,710	9,710
Total assets	$4,695	$9,710	$14,405
(a) The fair value is included in other current assets and other current liabilities in our consolidated balance sheets.
(b) The fair value is included in other current and noncurrent assets and other current and noncurrent liabilities in our consolidated balance sheets.
(c) Our over-the-counter natural gas fixed-price swaps are subject to netting arrangements.

The estimated fair value of our long-term debt, including current maturities, was $2.5 billion at June 30, 2023 and December 31, 2022. The estimated fair value of our long-term debt was determined using quoted market prices, and is classified as Level 2.

14.VARIABLE INTEREST ENTITY

KGSS-I is a special-purpose, wholly owned subsidiary of ONE Gas that was formed for the purpose of issuing securitized bonds to recover extraordinary costs incurred by Kansas Gas Service resulting from Winter Storm Uri. On November 18, 2022, the securitized financing was complete. KGSS-I’s assets cannot be used to settle ONE Gas’ obligations and the holders of the Securitized Utility Tariff Bonds have no recourse against ONE Gas. See Note 5 for additional information about the securitization financing.

KGSS-I is considered to be a variable interest entity. As a result, KGSS-I is included in the consolidated financial statements of ONE Gas. No gain or loss was recognized upon initial consolidation.

The following table summarizes the impact of KGSS-I on our consolidated balance sheets, for the periods indicated:

	June 30,	December 31,
	2023	2022
	(Thousands of dollars)
Restricted cash and cash equivalents	$32,006	$8,446
Accounts receivable	3,157	4,862
Securitized intangible asset, net	309,569	323,838
Current maturities of securitized utility tariff bonds	34,201	20,716
Accounts payable	1,483	3,204
Accrued interest	11,418	2,202
Securitized utility tariff bonds, excluding current maturities, net of $5.9 million of discounts and issuance costs	295,949	309,343
Equity	1,681	1,681

The following table summarizes the impact of KGSS-I on our consolidated statements of income, for the period indicated:

	Three Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023
	(Thousands of dollars)
Operating revenues	$11,807	$23,740
Operating expense	(109)	(219)
Amortization expense	(7,180)	(14,269)
Interest income	226	301
Interest expense	(4,744)	(9,553)
Income before income taxes	$—	$—

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the Notes to Consolidated Financial Statements in this Quarterly Report, as well as our Annual Report. Due to the seasonal nature of our business, the results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for a 12-month period.

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

Equity forward agreement - In March 2023, we entered into an underwriting agreement and a forward sale agreement for 2.0 million shares of our common stock. The forward sale agreement provides for settlement on a date, or dates, to be specified at our discretion, but which will occur no later than December 29, 2023, for 1.4 million shares of common stock and by December 31, 2024, for the remaining balance. Had we fully settled this forward sale agreement as of June 30, 2023, we would have generated net proceeds of approximately $153.0 million.

At-the-market equity program - In February 2023, we entered into an at-the-market equity distribution agreement under which we may issue and sell shares of our common stock with an aggregate offering price up to $300 million (including any shares of common stock that may be sold pursuant to the master forward sale confirmation entered into in connection with the equity distribution agreement and the related supplemental confirmations). This at-the-market equity program replaced our previous at-the-market equity program, which began in February 2020, and expired in February 2023. The program allows us to offer and sell our common stock at prices we deem appropriate. Sales of common stock are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. At June 30, 2023, we had $226.1 million of equity available for issuance under the program.

For the six months ended June 30, 2023, we executed forward sale agreements under our current at-the-market equity program for 926,465 shares of our common stock. Had we fully settled all 1,215,868 shares sold under our at-the-market equity programs, as of June 30, 2023, we would have generated net proceeds of approximately $95.7 million.

ONE Gas Credit Agreement - In March 2023, we entered into an extension agreement related to the ONE Gas Credit Agreement that extends the maturity date to March 16, 2028, from March 16, 2027. All other terms and conditions of the ONE Gas Credit Agreement remain in full force and effect.

Dividend - In July 2023, we declared a dividend of $0.65 per share ($2.60 per share on an annualized basis) for shareholders of record as of August 16, 2023, payable on September 1, 2023.

REGULATORY ACTIVITIES

Oklahoma - As required, PBRC filings are made annually on or before March 15 until the next general rate case, which is required to be filed on or before June 30, 2027. In March 2023, Oklahoma Natural Gas filed its required PBRC application for the year ended December 2022. The filed request included a $27.6 million base rate revenue increase, $2.5 million energy efficiency incentive, and $11.9 million of estimated EDIT to be credited to customers in 2024. On June 13, 2023, a settlement in the case was filed with a proposed revenue increase of $26.3 million, $2.5 million energy efficiency incentive, and $12.6 million EDIT credit. Pursuant to its tariff, Oklahoma Natural Gas placed new rates into effect on June 29, 2023. In July 2023, the OCC issued an order approving the settlement.

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

Texas - Pursuant to securitization legislation enacted in Texas as a result of Winter Storm Uri and a June 2021 RRC Notice to Gas Utilities, Texas Gas Service submitted an application to the RRC in July 2021 for an order authorizing the amount of extraordinary costs for recovery and other such specifications necessary for the issuance of securitized bonds.

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

Central-Gulf Service Area - In February 2023, Texas Gas Service made GRIP filings for all customers in the Central-Gulf service area, requesting an $11.5 million increase to be effective in June 2023. All municipalities, and the RRC, approved the increase or allowed it to take effect with no action, in June 2023.

West-North Service Area - In March 2023, Texas Gas Service made GRIP filings for all customers in the West-North service area, requesting a $7.4 million increase to be effective in July 2023. In June 2023, El Paso, Socorro and Anthony denied the requested increase. Texas Gas Service appealed the municipalities’ actions to the RRC. All other municipalities, and the RRC, approved an increase of $7.3 million or allowed it to take effect with no action. Texas Gas Service implemented the new rates in June 2023, subject to adjustment depending upon the outcome of the appeal.

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

Rio Grande Valley Service Area - In June 2023, Texas Gas Service filed a rate case for all customers in the Rio Grande Valley service area, requesting a $9.8 million increase. New rates are expected to take effect in late 2023 or early 2024.

FINANCIAL RESULTS AND OPERATING INFORMATION

We operate in one reportable business segment: regulated public utilities that deliver natural gas to residential, commercial and transportation customers. Our accounting policies are the same as described in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report. We evaluate our financial performance principally on net income.

Selected Financial Results - For the three months ended June 30, 2023, net income was $32.7 million, or $0.58 per diluted share, compared with $32.1 million, or $0.59 per diluted share, in the same period last year. For the six months ended June 30, 2023, net income was $135.3 million, or $2.42 per diluted share, compared with $131.0 million, or $2.42 per diluted share, in the same period last year.

The following table sets forth certain selected financial results for our operations for the periods indicated:

	Three Months Ended		Six Months Ended		June 30, 2023		Six Months
	June 30,		June 30,		2023 vs. 2022		2023 vs. 2022
Financial Results	2023	2022	2023	2022	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars, except percentages)
Natural gas sales	$348.3	$393.2	$1,320.0	$1,320.2	$(44.9)	(11)%	$(0.2)	—%
Transportation revenues	29.1	28.0	68.0	64.8	1.1	4%	3.2	5%
Securitization customer charges	11.8	—	23.7	—	11.8	100%	23.7	100%
Other revenues	8.9	7.8	18.6	15.4	1.1	14%	3.2	21%
Total revenues	398.1	429.0	1,430.3	1,400.4	(30.9)	(7)%	29.9	2%
Cost of natural gas	130.2	188.3	796.0	828.2	(58.1)	(31)%	(32.2)	(4)%
Operating costs	136.4	127.1	282.2	260.7	9.3	7%	21.5	8%
Depreciation and amortization	67.5	55.0	138.8	112.2	12.5	23%	26.6	24%
Operating income	$64.0	$58.6	$213.3	$199.3	$5.4	9%	$14.0	7%
Capital expenditures and asset removal costs	$190.2	$149.1	$354.8	$272.0	$41.1	28%	$82.8	30%

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

Operating income increased $5.4 million for the three months ended June 30, 2023, compared with the same period last year, due primarily to the following:
•an increase of $14.1 million from new rates; and
•an increase of $1.1 million in residential sales due primarily to net customer growth in Oklahoma and Texas.

These increases were offset partially by:
•an increase of $6.7 million in employee-related costs; and
•a decrease of $1.7 million due to lower sales volumes, net of the impact of weather normalization mechanisms.

Operating income increased $14.0 million for the six months ended June 30, 2023, compared with the same period last year, due primarily to the following:
•an increase of $31.4 million from new rates; and
•an increase of $3.1 million in residential sales due primarily to net customer growth in Oklahoma and Texas.

These increases were offset partially by:
•an increase of $10.8 million in employee-related costs;
•a decrease of $3.3 million due to lower sales volumes, net of the impact of weather normalization mechanisms; and
•an increase of $2.4 million in bad debt expense.

Weather across our service territories was 6.6 percent warmer than the prior year for the three months ended June 30, 2023 and 13.7 percent warmer than the prior year for the six months ended June 30, 2023. The impact on operating income was mitigated by our weather normalization mechanisms.

Revenues for the three months ended June 30, 2023, include an increase of $11.8 million associated with KGSS-I, which is offset by $7.3 million in amortization and operating expense and $4.5 million in net interest expense. Revenues for the six months ended June 30, 2023, include an increase of $23.7 million associated with KGSS-I, which is offset by $14.5 million in amortization and operating expense and $9.2 million in net interest expense. Revenues for the three and six months ended June 30, 2023, also include an increase of $0.8 million and $3.3 million, respectively, due to the annual adjustment of the ad-valorem rider for Kansas Gas Service, which is offset in amortization expense.

Other Factors Affecting Net Income - Other factors that affected net income for the three months ended June 30, 2023, compared with the same period last year, include an increase of $6.2 million in other income due primarily to a $5.9 million increase in the market value of investments associated with our nonqualified employee benefit plans.

Other factors that affected net income for the six months ended June 30, 2023, compared with the same period last year, include an increase of $12.9 million in other income due primarily to a $10.3 million increase in the market value of investments associated with our nonqualified employee benefit plans and a $1.1 million decrease in net periodic benefit costs other than service costs.

Additionally, net income for the three and six months ended June 30, 2023, includes an increase in interest expense of $11.2 million and $25.7 million, respectively. The increase in interest expense is due primarily to an increase in the weighted average interest rate on our commercial paper and the issuance of $300 million of 4.25 percent senior notes in August 2022 and $336 million of 5.486 percent Securitized Utility Tariff Bonds in November 2022.

EDIT - Income tax expense reflects credits for the amortization of the regulatory liability associated with EDIT that was returned to customers of $3.1 million and $3.0 million for the three months ended June 30, 2023 and 2022, respectively, and credits of $13.0 million and $10.9 million for the six months ended June 30, 2023 and 2022, respectively.

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

Capital expenditures and asset removal costs were $41.1 million and $82.8 million higher for the three and six months ended June 30, 2023, compared with the same periods last year, due primarily to expenditures for system integrity and extension of service to new areas. Our full-year capital expenditures and asset removal costs are expected to be approximately $675 million for 2023.

Selected Operating Information - The following tables set forth certain selected operating information for the periods indicated:

	Three Months Ended								Variances
	June 30,								2023 vs. 2022
(in thousands)	2023				2022				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	837	593	660	2,090	833	593	658	2,084	4	—	2	6
Commercial and industrial	77	50	36	163	77	51	35	163	—	(1)	1	—
Other	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	6	1	12	5	6	1	12	—	—	—	—
Total customers	919	649	700	2,268	915	650	697	2,262	4	(1)	3	6

	Six Months Ended								Variances
	June 30,								2023 vs. 2022
(in thousands)	2023				2022				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	839	596	660	2,095	834	595	656	2,085	5	1	4	10
Commercial and industrial	78	50	36	164	77	51	36	164	1	(1)	—	—
Other	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	6	1	12	5	6	1	12	—	—	—	—
Total customers	922	652	700	2,274	916	652	696	2,264	6	—	4	10

The increase in the average number of customers for the periods presented is due primarily to the connection of new customers resulting from the extension and expansion of our system in our service areas. For the three months ended June 30, 2023, our average customer count includes approximately 4,900 new customer connections during the period. For the six months ended June 30, 2023, our average customer count includes approximately 10,700 new customer connections during the period. For the year ended December 31, 2022, our average customer count included approximately 27,100 new customer connections.

The following table reflects total volumes delivered, excluding the effects of WNA mechanisms on sales volumes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Volumes (MMcf)	2023	2022	2023	2022
Natural gas sales
Residential	12,823	13,790	67,426	74,440
Commercial and industrial	5,746	6,188	23,889	25,557
Other	363	564	1,451	1,675
Total sales volumes delivered	18,932	20,542	92,766	101,672
Transportation	52,823	53,392	117,757	120,463
Total volumes delivered	71,755	73,934	210,523	222,135

The impact of weather on residential and commercial natural gas sales is mitigated by WNA mechanisms in all jurisdictions.

The following table sets forth the HDDs by state for the periods indicated:

	Three Months Ended
	June 30,
	2023		2022		2023 vs. 2022	2023	2022
HDDs	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	234	228	219	228	7%	103%	96%
Kansas	316	394	399	394	(21)%	80%	101%
Texas	43	45	17	50	153%	96%	34%

	Six Months Ended
	June 30,
	2023		2022		2023 vs. 2022	2023	2022
HDDs	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	1,953	2,020	2,204	2,020	(11)%	97%	109%
Kansas	2,567	2,854	2,931	2,855	(12)%	90%	103%
Texas	945	1,030	1,199	1,049	(21)%	92%	114%

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

The ONE Gas Credit Agreement provides for a $1.0 billion revolving unsecured credit facility and includes a $20 million letter of credit subfacility. We can request an increase in commitments of up to an additional $500 million upon satisfaction of customary conditions, including receipt of commitments from either new lenders or increased commitments from existing lenders. The ONE Gas Credit Agreement is available to provide liquidity for working capital, capital expenditures, acquisitions and mergers, the issuance of letters of credit and for other general corporate purposes.

The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. At June 30, 2023, our total debt-to-capital ratio was 52 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement. Excluding the debt of KGSS-I, which is non-recourse to us, our total debt-to-capital ratio was 49 percent. We may reduce the unutilized portion of the ONE Gas Credit Agreement in whole or in part without premium or penalty. The ONE Gas Credit Agreement contains customary events of default. Upon the occurrence of certain events of default, the obligations under the ONE Gas Credit Agreement may be accelerated and the commitments may be terminated.

We have a commercial paper program under which we may issue unsecured commercial paper up to a maximum amount of $1.0 billion to fund short-term borrowing needs. The maturities of the commercial paper vary but may not exceed 270 days from the date of issue. Commercial paper is generally sold at par less a discount representing an interest factor. At June 30, 2023 and December 31, 2022, we had $217.1 million and $552.0 million of commercial paper outstanding with a weighted-average interest rate of 5.43 percent and 4.75 percent, respectively.

At June 30, 2023, we had $1.2 million in letters of credit issued and no borrowings under the ONE Gas Credit Agreement, with $998.8 million of remaining credit, which is available to repay our commercial paper borrowings.

Senior Notes - At June 30, 2023, we had outstanding $2.4 billion of Senior Notes with $772.8 million due within the next year. The indenture governing our Senior Notes includes an event of default upon the acceleration of other indebtedness of $100 million or more. Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding Senior Notes to declare those Senior Notes immediately due and payable in full.

Depending on the series, we may redeem our Senior Notes at par, plus accrued and unpaid interest to the redemption date, starting three months or six months before their maturity dates. Prior to these dates, we may redeem these Senior Notes, in whole or in part, at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium. The redemption price will never be less than 100 percent of the principal amount of the respective Senior Note plus accrued and unpaid interest to the redemption date. Our $473 million of 1.10 percent senior notes due March 2024 can be called at par with a 30-day notice. Our Senior Notes are senior unsecured obligations, ranking equally in right of payment with all of our existing and future unsecured senior indebtedness.

Securitized Utility Tariff Bonds - At June 30, 2023, we had outstanding $336.0 million of 5.486 percent KGSS-I Securitized Utility Tariff Bonds with $34.2 million due within the next year. The bonds are governed by an indenture between KGSS-I and the indenture trustee. The indenture contains certain covenants that restrict KGSS-I’s ability to sell, transfer, convey, exchange, or otherwise dispose of its assets.

At June 30, 2023, our long-term debt-to-capital ratio was 50 percent. Excluding the debt of KGSS-I, which is non-recourse to us, our long-term debt-to-capital ratio was 47 percent.

Credit Ratings - Our credit ratings at June 30, 2023, were:

Rating Agency	Rating	Outlook
Moody’s	A3	Stable
S&P	A-	Stable

At June 30, 2023, our commercial paper was rated Prime-2 by Moody’s and A-2 by S&P. We intend to maintain credit metrics at a level that supports our balanced approach to capital investment and a return of capital to shareholders via a dividend that we believe will be competitive with our peer group.

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

At-the-market equity program - In February 2023, we entered into an at-the-market equity distribution agreement under which we may issue and sell shares of our common stock with an aggregate offering price up to $300 million (including any shares of common stock that may be sold pursuant to the master forward sale confirmation entered into in connection with the equity distribution agreement and the related supplemental confirmations). This at-the-market equity program replaced our previous at-the-market equity program, which began in February 2020, and expired in February 2023. The program allows us to offer and sell our common stock at prices we deem appropriate. Sales of common stock are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. At June 30, 2023, we had $226.1 million of equity available for issuance under the program.

For the six months ended June 30, 2023, we executed forward sale agreements under our current at-the-market equity program for 926,465 shares of our common stock.

The following table summarizes all of our outstanding forward sale agreements at June 30, 2023:

Maturity	Shares Sold	Net Proceeds Available (in thousands)	Forward Price
At-the-Market Equity Program
December 29, 2023	289,403	$21,780	$75.26
December 31, 2024	926,465	73,906	$79.77
Total At-the-Market Equity Program	1,215,868	95,686	$78.70
Equity Forward Agreement
December 29, 2023	1,400,000	107,095	$76.50
December 31, 2024	600,000	45,898	$76.50
Total Equity Forward Agreement	2,000,000	152,993	$76.50
Total forward sale agreements	3,215,868	$248,679	$77.33

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Six Months Ended
	June 30,		Variance
	2023	2022	2023 vs. 2022
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$748.7	$286.7	$462.0
Investing activities	(321.4)	(251.5)	(69.9)
Financing activities	(406.1)	(36.7)	(369.4)
Change in cash, cash equivalents, restricted cash and restricted cash equivalents	21.2	(1.5)	22.7
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	18.1	8.9	9.2
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$39.3	$7.4	$31.9

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

Operating cash flows were higher for the six months ended June 30, 2023, compared with the prior period, due primarily to recovery of the winter weather event regulatory asset for Texas Gas Service through securitization and working capital changes related to accounts receivable which were impacted by new rates in the current period compared with the same period in 2022.

Investing Cash Flows - Cash used in investing activities increased for the six months ended June 30, 2023, due primarily to an increase in capital expenditures for system integrity and extension of service to new areas.

Financing Cash Flows - Cash used in financing activities increased for the six months ended June 30, 2023, compared with the prior period, due primarily to increased repayments of notes payable.

ENVIRONMENTAL, SAFETY AND REGULATORY MATTERS

Environmental Matters - We are subject to multiple laws and regulations regarding protection of the environment and natural and cultural resources, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, plant and wildlife protection, hazardous materials use, storage and transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits or the discovery of presently unknown environmental conditions may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the CAA and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and six months ended June 30, 2023 and 2022.

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

We have an AAO that allows Kansas Gas Service to defer and seek recovery of costs necessary for investigation and remediation at, and nearby, these 12 former MGP sites that are incurred after January 1, 2017, up to a cap of $15.0 million, net of any related insurance recoveries. Costs approved for recovery in a future rate proceeding would then be amortized over a 15-year period. The unamortized amounts will not be included in rate base or accumulate carrying charges. Following a determination that future investigation and remediation work approved by the KDHE is expected to exceed $15.0 million, net of any related insurance recoveries, Kansas Gas Service will be required to file an application with the KCC for approval to increase the $15.0 million cap. At June 30, 2023 and December 31, 2022, we have deferred $32.0 million for accrued investigation and remediation costs pursuant to our AAO. Kansas Gas Service expects to file an application as soon as practicable after the KDHE approves the plans we have submitted.

We have completed or are addressing removal of the source of soil contamination at all 12 sites and continue to monitor groundwater at seven of the 12 sites according to plans approved by the KDHE. In 2019, we completed a project to remove a source of contamination and associated contaminated materials at the twelfth site where no active soil remediation had previously occurred. In June 2023, we submitted a revised draft remediation plan to the KDHE for review following receipt of agency comments and public feedback.

We also own or retain legal responsibility for certain environmental conditions at a former MGP site in Texas. At the request of the TCEQ, we began investigating the level and extent of contamination associated with the site under their Texas Risk Reduction Program. A preliminary site investigation revealed that this site contains contaminants generally associated with MGP sites and is subject to control or remediation under various environmental laws and regulations. Impacts have been identified in the soil and groundwater at the site with limited impacts observed in surrounding areas. In April 2022, we submitted a remediation work plan to address the areas impacted to the TCEQ. At June 30, 2023, estimated costs associated with expected remediation activities for this site are not material.

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three months ended June 30, 2023 and 2022. The reserve for remediation of our MGP sites was $14.8 million and 12.7 million at June 30, 2023 and December 31, 2022, respectively.

Environmental Footprint - We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation, and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows for the three months ended June 30, 2023 and 2022.

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the second quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2023 and 2022; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and 2022; (iv) Consolidated Balance Sheets at June 30, 2023 and December 31, 2022; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022; (vi) Consolidated Statements of Equity for the three and six months ended June 30, 2023 and 2022; and (vii) Notes to Consolidated Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 1, 2023		ONE Gas, Inc.
Registrant

	By:	/s/ Caron A. Lawhorn
Caron A. Lawhorn
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)