Form 10-Q
period 2023-09-30
ONE Gas, Inc.
filed 2023-10-31
CIK 1587732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023.
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

On October 23, 2023, the Company had 55,454,050 shares of common stock outstanding.

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

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

AAO	Accounting Authority Order
ADIT	Accumulated deferred income taxes
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2022
ASC	Accounting Standards Codification
Bcf	Billion cubic feet
CAA	Federal Clean Air Act, as amended
Dth	Dekatherm
EDIT	Excess deferred income taxes resulting from a change in enacted tax rates
EPS	Earnings per share
ESG	Environmental, social and governance
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	Accounting principles generally accepted in the United States of America
GRIP	Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
HDD	Heating degree day is a measure designed to reflect the demand for energy needed for heating based on the extent to which the daily average temperature falls below a reference temperature for which no heating is required, usually 65 degrees Fahrenheit
IT	Information Technology
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
KGSS-I	Kansas Gas Service Securitization I, L.L.C.
LDC	Local distribution company
MGP	Manufactured gas plant
MMcf	Million cubic feet
Moody’s	Moody’s Investors Service, Inc.
NYSE	New York Stock Exchange
OCC	Oklahoma Corporation Commission
ONE Gas	ONE Gas, Inc.
ONE Gas Credit Agreement	ONE Gas’ $1.2 billion revolving credit agreement, as amended
PBRC	Performance-Based Rate Change
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
PIPES Act	Protecting Our Infrastructure of Pipelines and Enhancing Safety (PIPES) Act of 2020
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
RNG	Renewable natural gas
RRC	Railroad Commission of Texas
S&P	Standard & Poor’s Ratings Services
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Securitized Utility Tariff Bonds	Series 2022-A Senior Secured Securitized Utility Tariff Bonds, Tranche A
Senior Notes	ONE Gas’ registered unsecured notes consisting of $300 million of 3.61 percent senior notes due February 2024, $473 million of 1.10 percent senior notes due March 2024, $300 million of 2.00 percent senior notes due May 2030, $300 million of 4.25 percent senior notes due September 2032, $600 million of 4.66 percent senior notes due February 2044 and $400 million of 4.50 percent senior notes due November 2048
TCEQ	Texas Commission on Environmental Quality
TNG Corporation	Texas Natural Gas Securitization Finance Corporation
TPFA	Texas Public Finance Authority
WNA	Weather normalization adjustment(s)
XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2023	2022	2023	2022
	(Thousands of dollars, except per share amounts)

Total revenues	$335,816	$359,363	$1,766,073	$1,759,797

Cost of natural gas	70,910	126,197	866,950	954,394

Operating expenses
Operations and maintenance	121,623	113,832	366,921	339,506
Depreciation and amortization	68,435	55,234	207,246	167,414
General taxes	17,645	17,048	54,501	52,105
Total operating expenses	207,703	186,114	628,668	559,025
Operating income	57,203	47,052	270,455	246,378
Other income (expense), net	55	793	4,810	(7,335)
Interest expense, net	(27,961)	(19,551)	(85,561)	(51,466)
Income before income taxes	29,297	28,294	189,704	187,577
Income taxes	(4,108)	(4,593)	(29,205)	(32,867)
Net income	$25,189	$23,701	$160,499	$154,710

Earnings per share
Basic	$0.45	$0.44	$2.89	$2.86
Diluted	$0.45	$0.44	$2.87	$2.85

Average shares (thousands)
Basic	55,624	54,310	55,576	54,164
Diluted	55,975	54,482	55,897	54,282

Dividends declared per share of stock	$0.65	$0.62	$1.95	$1.86
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2023	2022	2023	2022
	(Thousands of dollars)
Net income	$25,189	$23,701	$160,499	$154,710
Other comprehensive income (loss), net of tax
Change in pension and other postemployment benefit plan liability, net of tax of $—, $(4), $— and $(33), respectively	(1)	12	(1)	111
Total other comprehensive income (loss), net of tax	(1)	12	(1)	111
Comprehensive income	$25,188	$23,713	$160,498	$154,821
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Unaudited)	2023	2022
Assets	(Thousands of dollars)
Property, plant and equipment
Property, plant and equipment	$8,284,972	$7,834,557
Accumulated depreciation and amortization	2,299,294	2,205,717
Net property, plant and equipment	5,985,678	5,628,840
Current assets
Cash and cash equivalents	9,192	9,681
Restricted cash and cash equivalents	8,846	8,446
Total cash, cash equivalents and restricted cash and cash equivalents	18,038	18,127
Accounts receivable, net	177,467	553,834
Materials and supplies	74,918	70,873
Natural gas in storage	204,407	269,205
Regulatory assets	64,161	275,572
Other current assets	25,374	29,997
Total current assets	564,365	1,217,608
Goodwill and other assets
Regulatory assets	302,164	330,831
Securitized intangible asset, net	302,081	323,838
Goodwill	157,953	157,953
Other assets	120,206	117,326
Total goodwill and other assets	882,404	929,948
Total assets	$7,432,447	$7,776,396
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS
(Continued)
	September 30,	December 31,
(Unaudited)	2023	2022
Equity and Liabilities	(Thousands of dollars)
Equity and long-term debt
Common stock, $0.01 par value: authorized 250,000,000 shares; issued and outstanding 55,450,481 shares at September 30, 2023; issued and outstanding 55,349,954 shares at December 31, 2022	$555	$553
Paid-in capital	1,943,536	1,932,714
Retained earnings	703,361	651,863
Accumulated other comprehensive loss	(705)	(704)
Total equity	2,646,747	2,584,426
Other long-term debt, excluding current maturities, net of issuance costs	1,580,552	2,352,400
Securitized utility tariff bonds, excluding current maturities, net of issuance costs	282,049	309,343
Total long-term debt, excluding current maturities, net of issuance costs	1,862,601	2,661,743
Total equity and long-term debt	4,509,348	5,246,169
Current liabilities
Current maturities of other long-term debt	772,911	12
Current maturities of securitized utility tariff bonds	27,514	20,716
Notes payable	326,950	552,000
Accounts payable	168,648	360,493
Accrued taxes other than income	67,527	78,352
Regulatory liabilities	62,807	47,867
Customer deposits	66,993	57,854
Other current liabilities	78,348	72,125
Total current liabilities	1,571,698	1,189,419
Deferred credits and other liabilities
Deferred income taxes	733,206	698,456
Regulatory liabilities	509,435	529,441
Employee benefit obligations	19,642	19,587
Other deferred credits	89,118	93,324
Total deferred credits and other liabilities	1,351,401	1,340,808
Commitments and contingencies
Total liabilities and equity	$7,432,447	$7,776,396
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended
	September 30,
(Unaudited)	2023	2022
	(Thousands of dollars)
Operating activities
Net income	$160,499	$154,710
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	207,246	167,414
Deferred income taxes	14,733	(21,498)
Share-based compensation expense	9,259	8,286
Provision for doubtful accounts	7,164	3,885
Proceeds from government securitization of winter weather event costs	197,366	1,330,582
Changes in assets and liabilities:
Accounts receivable	369,203	149,533
Materials and supplies	(4,045)	(12,074)
Natural gas in storage	64,798	(163,731)
Asset removal costs	(48,779)	(34,386)
Accounts payable	(189,663)	(84,404)
Accrued taxes other than income	(10,825)	6,352
Customer deposits	9,139	(449)
Regulatory assets and liabilities - current	17,884	16,324
Regulatory assets and liabilities - noncurrent	28,667	60,650
Other assets and liabilities - current	7,656	(23,051)
Other assets and liabilities - noncurrent	2,222	(2,317)
Cash provided by operating activities	842,524	1,555,826
Investing activities
Capital expenditures	(490,338)	(412,519)
Other investing expenditures	(3,194)	(2,419)
Other investing receipts	4,121	2,695
Cash used in investing activities	(489,411)	(412,243)
Financing activities
Repayments of notes payable, net	(225,050)	(70,600)
Issuance of other long-term debt, net of discounts	—	297,591
Long-term debt financing costs	—	(2,695)
Issuance of common stock	3,176	37,104
Repayment of other long-term debt	—	(1,300,000)
Repayment of securitized utility tariff bonds	(20,716)	—
Dividends paid	(108,049)	(100,386)
Tax withholdings related to net share settlements of stock compensation	(2,563)	(3,083)
Cash used in financing activities	(353,202)	(1,142,069)
Change in cash, cash equivalents, restricted cash and restricted cash equivalents	(89)	1,514
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	18,127	8,852
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$18,038	$10,366
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$78,798	$67,659
Cash paid for income taxes, net	$17,051	$56,000
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)	Common Stock Issued	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity
	(Shares)	(Thousands of dollars)

January 1, 2022	53,633,210	$536	$1,790,362	$565,161	$(6,527)	$2,349,532
Net income	—	—	—	98,934	—	98,934
Other comprehensive income	—	—	—	—	69	69
Common stock issued and other	456,607	5	34,135	—	—	34,140
Common stock dividends - $0.62 per share	—	—	274	(33,559)	—	(33,285)
March 31, 2022	54,089,817	$541	$1,824,771	$630,536	$(6,458)	$2,449,390
Net income	—	—	—	32,075	—	32,075
Other comprehensive income	—	—	—	—	30	30
Common stock issued and other	47,400	—	5,636	—	—	5,636
Common stock dividends - $0.62 per share	—	—	271	(33,806)	—	(33,535)
June 30, 2022	54,137,217	$541	$1,830,678	$628,805	$(6,428)	$2,453,596
Net income	—	—	—	23,701	—	23,701
Other comprehensive income	—	—	—	—	12	12
Common stock issued and other	708	—	2,531	—	—	2,531
Common stock dividends - $0.62 per share	—	—	271	(33,837)	—	(33,566)
September 30, 2022	54,137,925	$541	$1,833,480	$618,669	$(6,416)	$2,446,274

January 1, 2023	55,349,954	$553	$1,932,714	$651,863	$(704)	$2,584,426
Net income	—	—	—	102,621	—	102,621
Other comprehensive income	—	—	—	—	—	—
Common stock issued and other	39,096	—	435	—	—	435
Common stock dividends - $0.65 per share	—	—	319	(36,321)	—	(36,002)
March 31, 2023	55,389,050	$553	$1,933,468	$718,163	$(704)	$2,651,480
Net income	—	—	—	32,689	—	32,689
Other comprehensive income	—	—	—	—	—	—
Common stock issued and other	57,791	1	6,660	—	—	6,661
Common stock dividends - $0.65 per share	—	—	318	(36,322)	—	(36,004)
June 30, 2023	55,446,841	$554	$1,940,446	$714,530	$(704)	$2,654,826
Net income	—	—	—	25,189	—	25,189
Other comprehensive loss	—	—	—	—	(1)	(1)
Common stock issued and other	3,640	1	2,775	—	—	2,776
Common stock dividends - $0.65 per share	—	—	315	(36,358)	—	(36,043)
September 30, 2023	55,450,481	$555	$1,943,536	$703,361	$(705)	$2,646,747
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Our accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. These statements also have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The 2022 year-end consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes in our Annual Report. Our significant accounting policies are described in Note 1 of our Notes to Consolidated Financial Statements in our Annual Report. The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Although management believes these estimates are reasonable, actual results could differ materially from these estimates. Due to the seasonal nature of our business, the results of operations for the nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for a 12-month period.

Organization and Nature of Operations - We provide natural gas distribution services to approximately 2.3 million customers in Oklahoma, Kansas and Texas through our three divisions, Oklahoma Natural Gas, Kansas Gas Service and Texas Gas Service, respectively. We primarily serve residential, commercial and transportation customers in all three states.

Segments - We operate in one reportable business segment: regulated public utilities that deliver natural gas primarily to residential, commercial and transportation customers. Our accounting policies are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report. We evaluate our financial performance principally on net income. For the three and nine months ended September 30, 2023 and 2022, we had no single external customer from which we received 10 percent or more of our gross revenues.

Property, Plant and Equipment and Asset Removal Costs - Accounts payable for construction work in progress and asset removal costs decreased by approximately $3.9 million and $4.0 million for the nine months ended September 30, 2023 and 2022, respectively. Such amounts are not included in capital expenditures or asset removal costs in our consolidated statements of cash flows.

Accounts Receivable, Net - Accounts receivable represent valid claims against nonaffiliated customers for natural gas sold or services rendered. We assess the creditworthiness of our customers. Those customers who do not meet minimum standards may be required to provide security, including deposits and other forms of collateral, when appropriate and allowed by our tariffs. With approximately 2.3 million customers across three states, we are not exposed materially to a concentration of credit risk. We maintain an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, consideration of the current environment and other information. We recover natural gas costs related to accounts written off when they are deemed uncollectible through the purchased-gas cost adjustment mechanisms in each of our jurisdictions. At September 30, 2023 and December 31, 2022, our allowance for doubtful accounts was $14.5 million and $16.7 million, respectively.

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

Reclassifications - A reclassification has been made in the prior-year financial statements to conform to the current-year presentation. We have updated our consolidated balance sheet at December 31, 2022, to disaggregate “current maturities of other long-term debt,” which had previously been included in “other current liabilities,” to conform to our current-year presentation.

2.    REVENUE

The following table sets forth our revenues disaggregated by source for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Thousands of dollars)
Natural gas sales to customers	$285,373	$322,444	$1,598,466	$1,640,893
Transportation revenues	29,535	28,035	97,084	92,350
Securitization customer charges (Note 14)	12,014	—	35,754	—
Miscellaneous revenues	4,812	4,991	17,023	14,615
Total revenues from contracts with customers	331,734	355,470	1,748,327	1,747,858
Other revenues - natural gas sales related	653	427	8,057	2,658
Other revenues	3,429	3,466	9,689	9,281
Total other revenues	4,082	3,893	17,746	11,939
Total revenues	$335,816	$359,363	$1,766,073	$1,759,797

Accrued unbilled natural gas sales revenues at September 30, 2023 and December 31, 2022, were $75.4 million and $269.5 million, respectively, and are included in accounts receivable on our consolidated balance sheets.

3.    REGULATORY ASSETS AND LIABILITIES

The tables below present a summary of regulatory assets and liabilities, net of amortization, for the periods indicated:

	September 30, 2023
	Current	Noncurrent	Total
	(Thousands of dollars)
Winter weather event costs	$22,633	$24,960	$47,593
Under-recovered purchased-gas costs	1,016	—	1,016
Pension and postemployment benefit costs	2,390	239,185	241,575
Reacquired debt costs	811	2,804	3,615
MGP remediation costs	98	31,867	31,965
Ad-valorem tax	14,674	—	14,674
WNA	8,091	—	8,091
Customer credit deferrals	11,911	—	11,911
Other	2,537	3,348	5,885
Total regulatory assets, net of amortization	64,161	302,164	366,325
Income tax rate changes	—	(509,435)	(509,435)
Over-recovered purchased-gas costs	(62,807)	—	(62,807)
Total regulatory liabilities	(62,807)	(509,435)	(572,242)
Net regulatory assets and liabilities	$1,354	$(207,271)	$(205,917)

	December 31, 2022
	Current	Noncurrent	Total
	(Thousands of dollars)
Winter weather event costs	$221,926	$36,291	$258,217
Under-recovered purchased-gas costs	19,755	—	19,755
Pension and postemployment benefit costs	—	258,257	258,257
Reacquired debt costs	812	3,347	4,159
MGP remediation costs	98	29,743	29,841
Ad-valorem tax	13,359	—	13,359
WNA	8,474	—	8,474
Customer credit deferrals	9,504	—	9,504
Other	1,644	3,193	4,837
Total regulatory assets, net of amortization	275,572	330,831	606,403
Pension and other postemployment benefit costs	(8,228)	—	(8,228)
Income tax rate changes	—	(529,441)	(529,441)
Over-recovered purchased-gas costs	(39,639)	—	(39,639)
Total regulatory liabilities	(47,867)	(529,441)	(577,308)
Net regulatory assets and liabilities	$227,705	$(198,610)	$29,095

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

In March 2023, the TNG Corporation completed the issuance of the Customer Rate Relief (Winter Storm Uri), Taxable Series 2023 Bonds and we received our portion of the net proceeds, which was approximately $197 million. The proceeds were used to repay certain indebtedness and for general corporate purposes. Interest costs that exceeded the amount securitized have been deferred and will be addressed in the next general rate proceeding in each applicable jurisdiction in Texas.

At September 30, 2023, Texas Gas Service had deferred approximately $30.0 million in extraordinary costs associated with Winter Storm Uri attributable to its former West Texas service area. Pursuant to the approved settlement order, Texas Gas Service began collecting the extraordinary costs, including carrying costs, from those customers in January 2022.

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

Weather normalization represents revenue over- or under-recovered through the WNA rider in Kansas. This amount is deferred as a regulatory asset or liability for a 12-month period. Kansas Gas Service then applies an adjustment to customers’ bills for 12 months to refund the over-collected revenue or bill the under-collected revenue.

The customer credit deferrals and the noncurrent regulatory liability for income tax rate changes represents deferral of the effects of enacted federal and state income tax rate changes on our ADIT and the effects of these changes on our rates. See Note 10 for additional information regarding the impact of income tax rate changes.
Recoveries of regulatory assets through rates were not material for the three months ended September 30, 2023 and 2022, respectively. Recovery through rates resulted in amortization of regulatory assets of approximately $11.1 million and $6.9 million for the nine months ended September 30, 2023 and 2022, respectively.

4.    CREDIT FACILITY AND SHORT-TERM DEBT

In October 2023, we entered into an agreement that increased the capacity of the ONE Gas Credit Agreement to $1.2 billion from $1.0 billion.

In March 2023, we entered into an extension agreement related to the ONE Gas Credit Agreement that extended the maturity date to March 16, 2028, from March 16, 2027.

Other than the increased commitments and term extension, all other terms and conditions of the ONE Gas Credit Agreement remain in full force and effect.

The ONE Gas Credit Agreement provides for a $1.2 billion revolving unsecured credit facility and includes a $20 million letter of credit subfacility. We can request an increase in commitments of up to an additional $300 million upon satisfaction of customary conditions, including receipt of commitments from either new lenders or increased commitments from existing lenders. The ONE Gas Credit Agreement is available to provide liquidity for working capital, capital expenditures, acquisitions and mergers, the issuance of letters of credit and for other general corporate purposes.

The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. At September 30, 2023, our total debt-to-capital ratio was 53 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement. We may reduce the unutilized portion of the ONE Gas Credit Agreement in whole or in part without premium or penalty. The ONE Gas Credit Agreement contains customary events of default. Upon the occurrence of certain events of default, the obligations under the ONE Gas Credit Agreement may be accelerated and the commitments may be terminated.

At September 30, 2023, we had $1.2 million in letters of credit issued and no borrowings under the ONE Gas Credit Agreement, with $998.8 million of remaining credit, which is available to repay our commercial paper borrowings.

We have a commercial paper program under which we may issue unsecured commercial paper up to a maximum amount of $1.0 billion to fund short-term borrowing needs. The maturities of the commercial paper vary but may not exceed 270 days from the date of issue. Commercial paper is generally sold at par less a discount representing an interest factor. At September 30, 2023 and December 31, 2022, we had $327.0 million and $552.0 million of commercial paper outstanding with a weighted-average interest rate of 5.55 percent and 4.75 percent, respectively.

5.    LONG-TERM DEBT

The table below presents a summary of our long-term debt outstanding for the periods indicated:

	Interest rate at September 30, 2023	September 30, 2023	December 31, 2022
		(Thousands of dollars)
Senior Notes due:
February 2024	3.610%	$300,000	$300,000
March 2024	1.100%	473,000	473,000
May 2030	2.000%	300,000	300,000
September 2032	4.250%	300,000	300,000
February 2044	4.658%	600,000	600,000
November 2048	4.500%	400,000	400,000
Total Senior Notes		2,373,000	2,373,000
KGSS-I Securitized Utility Tariff Bonds	5.486%	315,284	336,000
Other	8.000%	1,241	1,250
Unamortized discounts on long-term debt		(7,312)	(7,636)
Debt issuance costs (a)		(19,187)	(20,143)
Total long-term debt, net		2,663,026	2,682,471
Less: current maturities of securitized utility tariff bonds, net		27,514	20,716
Less: current maturities of other long-term debt, net		772,911	12
Noncurrent portion of long-term debt, net		$1,862,601	$2,661,743
(a) Includes $5.7 million of issuance costs for the KGSS-I Securitized Utility Tariff Bonds.

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

6.    EQUITY

Equity Forward Agreements - In September 2023, we entered into an underwriting agreement and two forward sale agreements for 1.2 million and 180,000 shares of our common stock, respectively. The forward sale agreements provide for settlement on a date, or dates, to be specified at our discretion, but which will occur no later than December 31, 2024.

In March 2023, we entered into an underwriting agreement and a forward sale agreement for 2.0 million shares of our common stock. The forward sale agreement provides for settlement on a date, or dates, to be specified at our discretion, but which will occur no later than December 29, 2023, for 1.4 million shares of common stock and by December 31, 2024, for the remaining balance.

At-the-Market Equity Program - In February 2023, we entered into an at-the-market equity distribution agreement under which we may issue and sell shares of our common stock with an aggregate offering price up to $300 million. This at-the-market equity program replaced our previous at-the-market equity program, which began in February 2020, and expired in February 2023. The program allows us to offer and sell our common stock at prices we deem appropriate. Sales of common stock are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. At September 30, 2023, we had $225.5 million of equity available for issuance under the program.

For the nine months ended September 30, 2023, we executed forward sale agreements under our current at-the-market equity program for 926,465 shares of our common stock.

The following table summarizes all of our outstanding forward sale agreements at September 30, 2023:

Maturity	Shares Sold	Net Proceeds Available (in thousands)	Forward Price
At-the-Market Equity Program
December 29, 2023	289,403	$21,839	$75.46
December 31, 2024	926,465	74,143	$80.03
Total At-the-Market Equity Program	1,215,868	95,982	$78.94
Equity Forward Agreements
December 29, 2023	1,400,000	107,382	$76.70
December 31, 2024	600,000	46,021	$76.70
December 31, 2024	1,200,000	88,581	$73.82
December 31, 2024	180,000	13,279	$73.77
Total Equity Forward Agreement	3,380,000	255,263	$75.52
Total forward sale agreements	4,595,868	$351,245	$76.43

For the nine months ended September 30, 2022, we executed forward sale agreements for 1,162,071 shares of our common stock, which were settled on December 30, 2022, for net proceeds of $93.8 million.

For the nine months ended September 30, 2022, we issued and sold 403,792 shares of our common stock for $35.0 million, generating net proceeds of $34.7 million.

Dividends Declared - In October 2023, we declared a dividend of $0.65 per share ($2.60 per share on an annualized basis) for shareholders of record as of November 15, 2023, payable on December 1, 2023.

7.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the effect of reclassifications from accumulated other comprehensive loss in our consolidated statements of income for the periods indicated:

	Three Months Ended		Nine Months Ended		Affected Line Item in the
Details About Accumulated Other	September 30,		September 30,		Consolidated Statements
Comprehensive Loss Components	2023	2022	2023	2022	of Income
	(Thousands of dollars)
Pension and other postemployment benefit plan obligations (a)
Amortization of net loss	$490	$2,278	$1,470	$14,731
Amortization of unrecognized prior service cost	131	103	393	185
	621	2,381	1,863	14,916
Regulatory adjustments (b)	(620)	(2,365)	(1,862)	(14,772)
	1	16	1	144	Income before income taxes
	—	(4)	—	(33)	Income tax expense
Total reclassifications for the period	$1	$12	$1	$111	Net income
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

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Three Months Ended September 30, 2023
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$25,189	55,624	$0.45
Diluted EPS Calculation
Effect of dilutive securities	—	351
Net income available for common stock and common stock equivalents	$25,189	55,975	$0.45

	Three Months Ended September 30, 2022
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$23,701	54,310	$0.44
Diluted EPS Calculation
Effect of dilutive securities	—	172
Net income available for common stock and common stock equivalents	$23,701	54,482	$0.44

	Nine Months Ended September 30, 2023
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$160,499	55,576	$2.89
Diluted EPS Calculation
Effect of dilutive securities	—	321
Net income available for common stock and common stock equivalents	$160,499	55,897	$2.87

	Nine Months Ended September 30, 2022
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$154,710	54,164	$2.86
Diluted EPS Calculation
Effect of dilutive securities	—	118
Net income available for common stock and common stock equivalents	$154,710	54,282	$2.85

9.    EMPLOYEE BENEFIT PLANS

The following tables set forth the components of net periodic benefit cost for our pension and other postemployment benefit plans for the periods indicated:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Thousands of dollars)
Components of net periodic benefit cost (credit)
Service cost	$1,811	$2,341	$5,433	$8,027
Interest cost	10,607	9,654	31,821	26,495
Expected return on assets	(14,879)	(14,642)	(44,637)	(43,887)
Amortization of unrecognized prior service cost	93	93	279	155
Amortization of net loss	502	2,224	1,506	14,569
Net periodic benefit cost (credit)	$(1,866)	$(330)	$(5,598)	$5,359

	Other Postemployment Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Thousands of dollars)
Components of net periodic benefit cost (credit)
Service cost	$183	$318	$549	$954
Interest cost	2,288	1,612	6,864	4,836
Expected return on assets	(2,432)	(3,295)	(7,296)	(9,885)
Amortization of unrecognized prior service cost	38	10	114	30
Amortization of net (gain) loss	(12)	54	(36)	162
Net periodic benefit cost (credit)	$65	$(1,301)	$195	$(3,903)

We recover qualified pension benefit plan and other postemployment benefit plan costs through rates charged to our customers. Certain regulatory authorities require that the recovery of these costs be based on specific guidelines. The difference between these regulatory-based amounts and the periodic benefit cost calculated pursuant to GAAP is deferred as a regulatory asset or liability and amortized to expense over periods in which this difference will be recovered in rates, as authorized by the applicable regulatory authorities. For the nine months ended September 30, 2023 and 2022, regulatory deferrals related to net periodic benefit cost were $4.2 million and $3.4 million, respectively.

We capitalize all eligible service cost and non-service cost components under the accounting requirements of ASC Topic 980 (Regulated Operations) for rate-regulated entities. Capitalized non-service costs reflected as a regulatory asset in our consolidated balance sheets were not material at September 30, 2023, and were $2.8 million at December 31, 2022. See Note 3 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information.

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

At September 30, 2023, we have no uncertain tax positions. Changes in tax laws or tax rates are recognized in the financial reporting period that includes the enactment date. We are no longer subject to income tax examination for years prior to 2019.

Income tax expense reflects credits for the amortization of the regulatory liability associated with EDIT that was returned to customers of $2.5 million and $1.6 million for the three months ended September 30, 2023 and 2022, respectively, and credits of $15.5 million and $12.5 million for the nine months ended September 30, 2023 and 2022, respectively.

11.    OTHER INCOME AND OTHER EXPENSE

The following table sets forth the components of other income and other expense for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Thousands of dollars)
Net periodic benefit credit other than service cost	$1,154	$1,430	$3,025	$2,209
Earnings (losses) on investments associated with nonqualified employee benefit plans	(1,278)	(1,789)	1,609	(9,241)
Other, net	179	1,152	176	(303)
Total other income (expense), net	$55	$793	$4,810	$(7,335)

12.    COMMITMENTS AND CONTINGENCIES

Environmental Matters - We are subject to multiple laws and regulations regarding protection of the environment and natural and cultural resources, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, plant and wildlife protection, hazardous materials use, storage and transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits or the discovery of presently unknown environmental conditions may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the CAA and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and nine months ended September 30, 2023 and 2022.

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

We have an AAO that allows Kansas Gas Service to defer and seek recovery of costs necessary for investigation and remediation at, and nearby, these 12 former MGP sites that are incurred after January 1, 2017, up to a cap of $15.0 million, net of any related insurance recoveries. Costs approved for recovery in a future rate proceeding would then be amortized over a 15-year period. The unamortized amounts will not be included in rate base or accumulate carrying charges. Following a determination that future investigation and remediation work approved by the KDHE is expected to exceed $15.0 million, net of any related insurance recoveries, Kansas Gas Service will be required to file an application with the KCC for approval to increase the $15.0 million cap. At September 30, 2023 and December 31, 2022, we have deferred $32.0 million and $29.8 million, respectively, for accrued investigation and remediation costs pursuant to our AAO. Kansas Gas Service expects to file an application as soon as practicable after the KDHE approves the plans we have submitted.

We have completed or are addressing removal of the source of soil contamination at all 12 sites and continue to monitor groundwater at seven of the 12 sites according to plans approved by the KDHE. In 2019, we completed a project to remove a source of contamination and associated contaminated materials at the twelfth site where no active soil remediation had previously occurred. In 2022, we completed a remediation project to remove a source of contamination and contaminated materials at one of the MGP sites. In June 2023, we submitted a revised draft remediation plan to the KDHE for review following receipt of agency comments and public feedback. In August 2023, the KDHE approved the remediation plan without comment. We submitted a remediation plan concerning an additional site and the KDHE has provided comments that we are addressing.

We also own or retain legal responsibility for certain environmental conditions at a former MGP site in Texas. At the request of the TCEQ, we began investigating the level and extent of contamination associated with the site under their Texas Risk Reduction Program. A preliminary site investigation revealed that this site contains contaminants generally associated with MGP sites and is subject to control or remediation under various environmental laws and regulations. Impacts have been identified in the soil and groundwater at the site with limited impacts observed in surrounding areas. In April 2022, we submitted a remediation work plan to address the areas impacted to the TCEQ. In August 2023, remediation activities were conducted to address the impacted area in accordance with the remediation work plan. During the third quarter 2023, the TCEQ requested acceptable financial assurance for the projected costs on post-response action care activities at the site. At September 30, 2023, estimated costs associated with expected remediation activities for this site are not material.

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and nine months ended September 30, 2023 and 2022. The reserve for remediation of our MGP sites was $14.6 million and $12.7 million at September 30, 2023 and December 31, 2022, respectively.

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

Swaps - At September 30, 2023, we held over-the-counter natural gas fixed-price swaps for the heating season ending March 2024, with a total notional amount of 7.7 Bcf. We did not hold any swaps at December 31, 2022.

Options - At September 30, 2023, we held natural gas call options for the heating season ending March 2024, with total notional amounts of 0.7 Bcf, for which we paid premiums of $0.8 million. At December 31, 2022, we held purchased natural gas call options for the heating season ended March 2023, with total notional amounts of 19.4 Bcf, for which we paid premiums of $14.1 million.

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

The following tables summarize, by level within the fair value hierarchy, our derivative and other assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2023 and December 31, 2022:

	September 30, 2023
	Level 1	Level 2	Netting (c)	Total
	(Thousands of dollars)
Assets:
Derivative instruments - swaps (a)	$—	$193	$(193)	$—
Derivative instruments - options (a)	—	168	—	168
United States treasury notes (b)	4,221	—	—	4,221
Corporate bonds (b)	—	9,211	—	9,211
Total assets	$4,221	$9,572	$(193)	$13,600
Liabilities:
Derivative instruments - swaps (a)	$—	$4,843	$(193)	$4,650
(a) The fair value is included in other current assets and other current liabilities in our consolidated balance sheets.
(b) The fair value is included in other current and noncurrent assets and other current and noncurrent liabilities in our consolidated balance sheets.
(c) Our over-the-counter natural gas fixed-price swaps are presented on a net basis when the right of offset exists.

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
(c) Our over-the-counter natural gas fixed-price swaps are presented on a net basis when the right of offset exists.

The estimated fair value of our long-term debt, including current maturities, was $2.4 billion and $2.5 billion at September 30, 2023 and December 31, 2022, respectively. The estimated fair value of our long-term debt was determined using quoted market prices, and is classified as Level 2.

14.    VARIABLE INTEREST ENTITY

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

The following table summarizes the impact of KGSS-I on our consolidated balance sheets, for the periods indicated:

	September 30,	December 31,
	2023	2022
	(Thousands of dollars)
Restricted cash and cash equivalents	$8,846	$8,446
Accounts receivable	3,539	4,862
Securitized intangible asset, net	302,081	323,838
Current maturities of securitized utility tariff bonds	27,514	20,716
Accounts payable	318	3,204
Accrued interest	2,882	2,202
Securitized utility tariff bonds, excluding current maturities, net of $5.7 million of discounts and issuance costs	282,049	309,343
Equity	1,703	1,681

The following table summarizes the impact of KGSS-I on our consolidated statements of income, for the periods indicated:

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
	(Thousands of dollars)
Operating revenues	$12,014	$35,754
Operating expense	(113)	(332)
Amortization expense	(7,489)	(21,758)
Interest income	259	560
Interest expense	(4,548)	(14,101)
Income before income taxes	$123	$123

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the Notes to Consolidated Financial Statements in this Quarterly Report, as well as our Annual Report. Due to the seasonal nature of our business, the results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for a 12-month period.

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

Equity forward agreements - In September 2023, we entered into an underwriting agreement and two forward sale agreements for 1.2 million and 180,000 shares of our common stock, respectively. The forward sale agreements provide for settlement on a date, or dates, to be specified at our discretion, but which will occur no later than December 31, 2024.

In March 2023, we entered into an underwriting agreement and a forward sale agreement for 2.0 million shares of our common stock. The forward sale agreement provides for settlement on a date, or dates, to be specified at our discretion, but which will occur no later than December 29, 2023, for 1.4 million shares of common stock and by December 31, 2024, for the remaining balance.

Had we fully settled these forward sale agreements as of September 30, 2023, we would have generated net proceeds of approximately $255.3 million.

At-the-market equity program - In February 2023, we entered into an at-the-market equity distribution agreement under which we may issue and sell shares of our common stock with an aggregate offering price up to $300 million. This at-the-market equity program replaced our previous at-the-market equity program, which began in February 2020, and expired in February 2023. The program allows us to offer and sell our common stock at prices we deem appropriate. Sales of common stock are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. At September 30, 2023, we had $225.5 million of equity available for issuance under the program.

For the nine months ended September 30, 2023, we executed forward sale agreements under our current at-the-market equity program for 926,465 shares of our common stock. Had we fully settled all 1,215,868 shares sold under our at-the-market equity programs, as of September 30, 2023, we would have generated net proceeds of approximately $96.0 million.

ONE Gas Credit Agreement - In October 2023, we entered into an agreement that increased the capacity of the ONE Gas Credit Agreement to $1.2 billion from $1.0 billion.

In March 2023, we entered into an extension agreement related to the ONE Gas Credit Agreement that extended the maturity date to March 16, 2028, from March 16, 2027.

Other than the increased commitments and term extension, all other terms and conditions of the ONE Gas Credit Agreement remain in full force and effect.

Dividend - In October 2023, we declared a dividend of $0.65 per share ($2.60 per share on an annualized basis) for shareholders of record as of November 15, 2023, payable on December 1, 2023.

REGULATORY ACTIVITIES

Oklahoma - As required by our tariff, PBRC filings are made annually on or before March 15 until the next general rate case, which is required to be filed on or before June 30, 2027. In March 2023, Oklahoma Natural Gas filed its required PBRC application for the year ended December 2022. The filed request included a $27.6 million base rate revenue increase, $2.5 million energy efficiency incentive, and $11.9 million of estimated EDIT to be credited to customers in 2024. On June 13, 2023, a settlement in the case was filed with a proposed revenue increase of $26.3 million, $2.5 million energy efficiency incentive, and $12.6 million EDIT credit. Pursuant to its tariff, Oklahoma Natural Gas placed new rates into effect on June 29, 2023. In July 2023, the OCC issued an order approving the settlement.

In December 2022, Oklahoma Natural Gas filed a request for an RNG Pilot Program and Voluntary Tariff pursuant to the requirement in the rate case order approved in 2021. The proposed tariff will allow all residential, small commercial and industrial sales customers to voluntarily purchase the environmental attributes of RNG up to the equivalent of 10 Dth per month. If approved, the tariff will be in effect through 2027. Assessment of the tariff and pilot program will be made in the rate case required to be filed on or before June 30, 2027. In September 2023, responsive testimony was filed by the Public Utility Division of the OCC and the Attorney General’s office supporting Oklahoma Natural Gas’ request. On October 6, 2023, a unanimous settlement recommending approval of the tariff was filed. On October 19, 2023, a hearing before an administrative law judge was held. At the conclusion of the hearing, the administrative law judge recommended approval of the tariff. An order is expected to be approved in the fourth quarter of 2023.

Kansas - In August 2023, Kansas Gas Service submitted an application to the KCC requesting an increase of approximately $8.0 million related to its GSRS. The KCC has until late December 2023 to issue an order.

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

In March 2023, the TNG Corporation completed the issuance of the Customer Rate Relief (Winter Storm Uri), Taxable Series 2023 Bonds and we received our portion of the net proceeds, which was approximately $197 million. The proceeds were used to repay certain indebtedness and for general corporate purposes. Interest costs that exceeded the amount securitized have been deferred and will be addressed in the next general rate proceeding in each applicable jurisdiction in Texas. Beginning in October 2023, Texas Gas Service will act as a collection agent, with responsibility for collecting the securitization charges from customers that are then submitted to the TNG Corporation to repay the securitization bonds.

Central-Gulf Service Area - In February 2023, Texas Gas Service made GRIP filings for all customers in the Central-Gulf service area, requesting an $11.5 million increase to be effective in June 2023. All municipalities, and the RRC, approved the increase or allowed it to take effect with no action, in June 2023.

West-North Service Area - In March 2023, Texas Gas Service made GRIP filings for all customers in the West-North service area, requesting a $7.4 million increase to be effective in July 2023. In June 2023, El Paso, Socorro and Anthony denied the requested increase. Texas Gas Service appealed the municipalities’ actions to the RRC. All other municipalities, and the RRC, approved an increase of $7.3 million or allowed it to take effect with no action. Texas Gas Service implemented the new rates in June 2023, subject to adjustment depending upon the outcome of the appeal. In August 2023, the RRC granted the appeal and approved the increase.

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

Selected Financial Results - For the three months ended September 30, 2023, net income was $25.2 million, or $0.45 per diluted share, compared with $23.7 million, or $0.44 per diluted share, in the same period last year. For the nine months ended September 30, 2023, net income was $160.5 million, or $2.87 per diluted share, compared with $154.7 million, or $2.85 per diluted share, in the same period last year.

The following table sets forth certain selected financial results for our operations for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2023 vs. 2022		2023 vs. 2022
Financial Results	2023	2022	2023	2022	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars, except percentages)
Natural gas sales	$286.0	$322.9	$1,606.0	$1,643.1	$(36.9)	(11)%	$(37.1)	(2)%
Transportation revenues	29.6	28.0	97.6	92.8	1.6	6%	4.8	5%
Securitization customer charges	12.0	—	35.8	—	12.0	100%	35.8	100%
Other revenues	8.2	8.5	26.7	23.9	(0.3)	(4)%	2.8	12%
Total revenues	335.8	359.4	1,766.1	1,759.8	(23.6)	(7)%	6.3	—%
Cost of natural gas	70.9	126.2	867.0	954.4	(55.3)	(44)%	(87.4)	(9)%
Operating costs	139.3	130.9	421.4	391.6	8.4	6%	29.8	8%
Depreciation and amortization	68.4	55.2	207.2	167.4	13.2	24%	39.8	24%
Operating income	$57.2	$47.1	$270.5	$246.4	$10.1	21%	$24.1	10%
Capital expenditures and asset removal costs	$184.3	$174.9	$539.1	$446.9	$9.4	5%	$92.2	21%

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

Operating income increased $10.1 million for the three months ended September 30, 2023, compared with the same period last year, due primarily to the following:
•an increase of $14.6 million from new rates; and
•an increase of $2.3 million due to lower outside service costs.

These increases were offset by an increase of $7.5 million in labor and benefits costs.

Operating income increased $24.1 million for the nine months ended September 30, 2023, compared with the same period last year, due primarily to the following:
•an increase of $46.0 million from new rates; and
•an increase of $4.4 million in residential sales due primarily to net customer growth in Oklahoma and Texas.

These increases were offset by:
•an increase of $18.3 million in labor and benefits costs;
•an increase of $3.3 million in bad debt expense;
•a decrease of $2.5 million due to lower sales volumes, net of the impact of weather normalization mechanisms; and
•an increase of $2.3 million in materials expense.

Weather across our service territories was 13.9 percent warmer than the prior year for the nine months ended September 30, 2023. The impact on operating income was mitigated by our weather normalization mechanisms.

Revenues for the three months ended September 30, 2023, include an increase of $12.0 million associated with KGSS-I, which is offset by $7.6 million in amortization and operating expense and $4.3 million in net interest expense. Revenues for the nine months ended September 30, 2023, include an increase of $35.8 million associated with KGSS-I, which is offset by $22.1 million in amortization and operating expense and $13.5 million in net interest expense. Revenues for the three and nine months ended September 30, 2023, also include an increase of $0.5 million and $3.8 million, respectively, due to the annual adjustment of the ad-valorem rider for Kansas Gas Service, which is offset in amortization expense.

Other Factors Affecting Net Income - Other factors that affected net income for the nine months ended September 30, 2023, compared with the same period last year, include an increase of $12.1 million in other income (expense), net due primarily to a $10.9 million higher return on investments associated with our nonqualified employee benefit plans.

Additionally, net income for the three and nine months ended September 30, 2023, includes an increase in interest expense of $8.4 million and $34.1 million, respectively. The increase in interest expense is due primarily to an increase in the weighted average interest rate on our commercial paper and the issuance of $300.0 million of 4.250 percent senior notes in August 2022 and $336.0 million of 5.486 percent Securitized Utility Tariff Bonds in November 2022.

EDIT - Income tax expense reflects credits for the amortization of the regulatory liability associated with EDIT that was returned to customers of $2.5 million and $1.6 million for the three months ended September 30, 2023 and 2022, respectively, and credits of $15.5 million and $12.5 million for the nine months ended September 30, 2023 and 2022, respectively.

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

Capital expenditures and asset removal costs were $9.4 million and $92.2 million higher for the three and nine months ended September 30, 2023, respectively, compared with the same periods last year, due primarily to expenditures for system integrity and extension of service to new areas. Our full-year capital expenditures and asset removal costs are expected to be approximately $725 million for 2023.

Selected Operating Information - The following tables set forth certain selected operating information for the periods indicated:

	Three Months Ended								Variances
	September 30,								2023 vs. 2022
(in thousands)	2023				2022				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	831	585	660	2,076	826	587	655	2,068	5	(2)	5	8
Commercial and industrial	76	50	34	160	76	50	35	161	—	—	(1)	(1)
Other	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	6	1	12	5	6	1	12	—	—	—	—
Total customers	912	641	698	2,251	907	643	694	2,244	5	(2)	4	7

	Nine Months Ended								Variances
	September 30,								2023 vs. 2022
(in thousands)	2023				2022				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	836	592	660	2,088	831	592	656	2,079	5	—	4	9
Commercial and industrial	77	51	35	163	77	51	35	163	—	—	—	—
Other	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	6	1	12	5	6	1	12	—	—	—	—
Total customers	918	649	699	2,266	913	649	695	2,257	5	—	4	9

The increase in the average number of customers for the periods presented is due primarily to the connection of new customers resulting from the extension and expansion of our system in our service areas. For the three months ended September 30, 2023, our average customer count includes approximately 5,800 new customer connections during the period. For the nine months ended September 30, 2023, our average customer count includes approximately 16,400 new customer connections during the period. For the year ended December 31, 2022, our average customer count included approximately 27,100 new customer connections.

The following table reflects total volumes delivered, excluding the effects of WNA mechanisms on sales volumes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Volumes (MMcf)	2023	2022	2023	2022
Natural gas sales
Residential	8,625	7,496	76,051	81,936
Commercial and industrial	4,137	4,261	28,026	29,818
Other	210	93	1,661	1,768
Total sales volumes delivered	12,972	11,850	105,738	113,522
Transportation	51,312	50,738	169,069	171,201
Total volumes delivered	64,284	62,588	274,807	284,723

The impact of weather on residential and commercial natural gas sales is mitigated by WNA mechanisms in all jurisdictions.

The following table sets forth the HDDs by state for the periods indicated:

	Three Months Ended
	September 30,
	2023		2022		2023 vs. 2022	2023	2022
HDDs	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	—	8	—	8	—%	—%	—%
Kansas	1	46	14	46	(93)%	2%	30%
Texas	—	2	—	—	—%	—%	—%

	Nine Months Ended
	September 30,
	2023		2022		2023 vs. 2022	2023	2022
HDDs	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	1,953	2,028	2,204	2,028	(11)%	96%	109%
Kansas	2,568	2,900	2,945	2,901	(13)%	89%	102%
Texas	945	1,032	1,199	1,049	(21)%	92%	114%

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

Short-term Debt - In October 2023, we entered into an agreement that increased the capacity of the ONE Gas Credit Agreement to $1.2 billion from $1.0 billion.

In March 2023, we entered into an extension agreement related to the ONE Gas Credit Agreement that extended the maturity date to March 16, 2028, from March 16, 2027.

Other than the increased commitments and term extension, all other terms and conditions of the ONE Gas Credit Agreement remain in full force and effect.

The ONE Gas Credit Agreement provides for a $1.2 billion revolving unsecured credit facility and includes a $20 million letter of credit subfacility. We can request an increase in commitments of up to an additional $300 million upon satisfaction of customary conditions, including receipt of commitments from either new lenders or increased commitments from existing lenders. The ONE Gas Credit Agreement is available to provide liquidity for working capital, capital expenditures, acquisitions and mergers, the issuance of letters of credit and for other general corporate purposes.

The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. At September 30, 2023, our total debt-to-capital ratio was 53 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement. Excluding the debt of KGSS-I, which is non-recourse to us, our total debt-to-capital ratio was 50 percent. We may reduce the unutilized portion of the ONE Gas Credit Agreement in whole or in part without premium or penalty. The ONE Gas Credit Agreement contains customary events of default. Upon the occurrence of certain events of default, the obligations under the ONE Gas Credit Agreement may be accelerated and the commitments may be terminated.

We have a commercial paper program under which we may issue unsecured commercial paper up to a maximum amount of $1.0 billion to fund short-term borrowing needs. The maturities of the commercial paper vary but may not exceed 270 days from the date of issue. Commercial paper is generally sold at par less a discount representing an interest factor. At September 30, 2023 and December 31, 2022, we had $327.0 million and $552.0 million of commercial paper outstanding with a weighted-average interest rate of 5.55 percent and 4.75 percent, respectively.

At September 30, 2023, we had $1.2 million in letters of credit issued and no borrowings under the ONE Gas Credit Agreement, with $998.8 million of remaining credit, which is available to repay our commercial paper borrowings.

Senior Notes - At September 30, 2023, we had outstanding $2.4 billion of Senior Notes with $772.9 million due within the next year. The indenture governing our Senior Notes includes an event of default upon the acceleration of other indebtedness of $100 million or more. Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding Senior Notes to declare those Senior Notes immediately due and payable in full.

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

Securitized Utility Tariff Bonds - At September 30, 2023, we had outstanding $315.3 million of 5.486 percent KGSS-I Securitized Utility Tariff Bonds with $27.5 million due within the next year. The bonds are governed by an indenture between KGSS-I and the indenture trustee. The indenture contains certain covenants that restrict KGSS-I’s ability to sell, transfer, convey, exchange, or otherwise dispose of its assets.

At September 30, 2023, our long-term debt-to-capital ratio was 50 percent. Excluding the debt of KGSS-I, which is non-recourse to us, our long-term debt-to-capital ratio was 47 percent.

Credit Ratings - Our credit ratings at September 30, 2023, were:

Rating Agency	Rating	Outlook
Moody’s	A3	Stable
S&P	A-	Stable

At September 30, 2023, our commercial paper was rated Prime-2 by Moody’s and A-2 by S&P. We intend to maintain credit metrics at a level that supports our balanced approach to capital investment and a return of capital to shareholders via a dividend that we believe will be competitive with our peer group.

Equity forward agreements - In September 2023, we entered into an underwriting agreement and two forward sale agreements for 1.2 million and 180,000 shares of our common stock, respectively, at an initial price of $73.67 per share. The forward sale agreements provide for settlement on a date, or dates, to be specified at our discretion, but which will occur no later than December 31, 2024.

In March 2023, we entered into an underwriting agreement and a forward sale agreement for 2.0 million shares of our common stock. The forward sale agreement provides for settlement on a date, or dates, to be specified at our discretion, but which will occur no later than December 29, 2023, for 1.4 million shares of common stock and by December 31, 2024, for the remaining balance.

At-the-market equity program - In February 2023, we entered into an at-the-market equity distribution agreement under which we may issue and sell shares of our common stock with an aggregate offering price up to $300 million (including any shares of common stock that may be sold pursuant to the master forward sale confirmation entered into in connection with the equity distribution agreement and the related supplemental confirmations). This at-the-market equity program replaced our previous at-the-market equity program, which began in February 2020, and expired in February 2023. The program allows us to offer and sell our common stock at prices we deem appropriate. Sales of common stock are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. At September 30, 2023, we had $225.5 million of equity available for issuance under the program.

For the nine months ended September 30, 2023, we executed forward sale agreements under our current at-the-market equity program for 926,465 shares of our common stock.

The following table summarizes all of our outstanding forward sale agreements at September 30, 2023:

Maturity	Shares Sold	Net Proceeds Available (in thousands)	Forward Price
At-the-Market Equity Program
December 29, 2023	289,403	$21,839	$75.46
December 31, 2024	926,465	74,143	$80.03
Total At-the-Market Equity Program	1,215,868	95,982	$78.94
Equity Forward Agreements
December 29, 2023	1,400,000	107,382	$76.70
December 31, 2024	600,000	46,021	$76.70
December 31, 2024	1,200,000	88,581	$73.82
December 31, 2024	180,000	13,279	$73.77
Total Equity Forward Agreement	3,380,000	255,263	$75.52
Total forward sale agreements	4,595,868	$351,245	$76.43

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Nine Months Ended
	September 30,		Variance
	2023	2022	2023 vs. 2022
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$842.5	$1,555.8	$(713.3)
Investing activities	(489.4)	(412.2)	(77.2)
Financing activities	(353.2)	(1,142.1)	788.9
Change in cash, cash equivalents, restricted cash and restricted cash equivalents	(0.1)	1.5	(1.6)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	18.1	8.9	9.2
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$18.0	$10.4	$7.6

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

Operating cash flows were lower for the nine months ended September 30, 2023, compared with the prior period, due primarily to recovery of the winter weather event regulatory asset for Oklahoma Natural Gas through securitization in August 2022, offset by the recovery of the winter weather event regulatory asset for Texas Gas Service through securitization in March 2023, and working capital changes related to accounts receivable which were impacted by new rates in the current period compared with the same period in 2022.

Investing Cash Flows - Cash used in investing activities increased for the nine months ended September 30, 2023, due primarily to an increase in capital expenditures for system integrity and extension of service to new areas.

Financing Cash Flows - Cash used in financing activities decreased for the nine months ended September 30, 2023, compared with the prior period, due primarily to the repayment in August 2022 of long-term debt related to Winter Storm Uri.

ENVIRONMENTAL, SAFETY AND REGULATORY MATTERS

Environmental Matters - We are subject to multiple laws and regulations regarding protection of the environment and natural and cultural resources, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, plant and wildlife protection, hazardous materials use, storage and transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits or the discovery of presently unknown environmental conditions may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the CAA and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and nine months ended September 30, 2023 and 2022.

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

We have an AAO that allows Kansas Gas Service to defer and seek recovery of costs necessary for investigation and remediation at, and nearby, these 12 former MGP sites that are incurred after January 1, 2017, up to a cap of $15.0 million, net of any related insurance recoveries. Costs approved for recovery in a future rate proceeding would then be amortized over a 15-year period. The unamortized amounts will not be included in rate base or accumulate carrying charges. Following a determination that future investigation and remediation work approved by the KDHE is expected to exceed $15.0 million, net of any related insurance recoveries, Kansas Gas Service will be required to file an application with the KCC for approval to increase the $15.0 million cap. At September 30, 2023 and December 31, 2022, we have deferred $32.0 million and $29.8 million, respectively, for accrued investigation and remediation costs pursuant to our AAO. Kansas Gas Service expects to file an application as soon as practicable after the KDHE approves the plans we have submitted.

We have completed or are addressing removal of the source of soil contamination at all 12 sites and continue to monitor groundwater at seven of the 12 sites according to plans approved by the KDHE. In 2019, we completed a project to remove a source of contamination and associated contaminated materials at the twelfth site where no active soil remediation had previously occurred. In June 2023, we submitted a revised draft remediation plan to the KDHE for review following receipt of agency comments and public feedback. In August 2023, the KDHE approved the remediation plan without comment. We submitted a remediation plan concerning an additional site and the KDHE has provided comments that we are addressing.

We also own or retain legal responsibility for certain environmental conditions at a former MGP site in Texas. At the request of the TCEQ, we began investigating the level and extent of contamination associated with the site under their Texas Risk Reduction Program. A preliminary site investigation revealed that this site contains contaminants generally associated with MGP sites and is subject to control or remediation under various environmental laws and regulations. Impacts have been identified in the soil and groundwater at the site with limited impacts observed in surrounding areas. In April 2022, we submitted a remediation work plan to address the areas impacted to the TCEQ. In August 2023, remediation activities were conducted to address the impacted area in accordance with the remediation work plan. During the third quarter 2023, the TCEQ requested acceptable financial assurance for the projected costs on post-response action care activities at the site. At September 30, 2023, estimated costs associated with expected remediation activities for this site are not material.

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three months ended September 30, 2023 and 2022. The reserve for remediation of our MGP sites was $14.6 million and $12.7 million at September 30, 2023 and December 31, 2022, respectively.

Environmental Footprint - We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation, and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows for the three months ended September 30, 2023 and 2022.

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
•cyber-attacks, which, according to experts, continue to increase in volume and sophistication, or breaches of technology systems that could disrupt our operations or result in the loss or exposure of confidential or sensitive customer, employee, vendor or Company information; further, increased remote working arrangements have required enhancements and modifications to our IT infrastructure (e.g. Internet, Virtual Private Network, remote collaboration systems, etc.), and any failures of the technologies, including third-party service providers, that facilitate working remotely could limit our ability to conduct ordinary operations or expose us to increased risk or effect of an attack;
•our ability to manage our operations and maintenance costs;
•the concentration of our operations in Oklahoma, Kansas and Texas;
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
•acts of nature and the potential effects of threatened or actual terrorism and war, including recent events in Europe and the Middle East;
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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the third quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Underwriting Agreement, dated September 11, 2023, among ONE Gas, Inc. and BofA Securities, Inc., acting as the underwriter, BofA Securities, Inc., acting as the forward seller, and Bank of America, N.A., acting as the forward purchaser (incorporated by reference to Exhibit 1.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on September 14, 2023 (File No. 1-36108)).

10.2
Forward Sale Agreement, dated September 11, 2023, among ONE Gas, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on September 14, 2023 (File No. 1-36108)).

10.3
Additional Forward Sale Agreement, dated September 15, 2023, among ONE Gas, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on September 19, 2023 (File No. 1-36108)).

10.4
Commitment Increase Agreement, dated October 20, 2023, among ONE Gas, Inc., Bank of America, N.A., as administrative agent, swing line lender, and letter of credit issuer, and the other lenders and letter of credit issuers parties thereto (incorporated by reference to Exhibit 10.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on October 23, 2023 (File No. 1-36108)).

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

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2023 and 2022; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and 2022; (iv) Consolidated Balance Sheets at September 30, 2023 and December 31, 2022; (v) Consolidated Statements of Cash Flows for

the nine months ended September 30, 2023 and 2022; (vi) Consolidated Statements of Equity for the three and nine months ended September 30, 2023 and 2022; and (vii) Notes to Consolidated Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 31, 2023		ONE Gas, Inc.
Registrant

	By:	/s/ Caron A. Lawhorn
Caron A. Lawhorn
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)