Form 10-K
period 2023-12-31
ONE Gas, Inc.
filed 2024-02-22
CIK 1587732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023.
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

The aggregate market value of the equity securities held by nonaffiliates based on the closing trade price of the registrant on June 30, 2023, was $4.1 billion.

On February 16, 2024, we had 56,546,006 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 23, 2024, are incorporated by reference in Part III.

This page intentionally left blank.

ONE Gas, Inc.

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

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Annual Report are defined as follows:

AAO	Accounting Authority Order
ADIT	Accumulated deferred income taxes
AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2023
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bcf	Billion cubic feet
CAA	Federal Clean Air Act, as amended
CERCLA	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
CFTC	Commodities Futures Trading Commission
CISA	Cybersecurity and Infrastructure Security Agency
Clean Water Act	Federal Water Pollution Control Amendments of 1972, as amended
CNG	Compressed natural gas
Code	Internal Revenue Code of 1986, as amended
COSA	Cost-of-Service Adjustment
DART
Days Away, Restricted or Transferred Incident Rate; calculated by multiplying the total number of recordable injuries and illnesses, or one or more restricted days that resulted in an employee transferring to a different job within the company by 200,000, and then dividing that number by the total number of hours worked by all employees

DHS	United States Department of Homeland Security
DOT	United States Department of Transportation
Dth	Dekatherm
ECP	The ONE Gas, Inc. Amended and Restated Equity Compensation Plan (2018)
EDIT	Excess deferred income taxes resulting from a change in enacted tax rates
EPA	United States Environmental Protection Agency
EPS	Earnings per share
ER	Emissions Reduction; measured by the reduction of MTCO2e emissions through planned vintage main replacements and service line replacements.
ERT	Emergency Response Time; calculated as the time between the creation of an emergency order and the arrival of a first company responder to the scene expressed as the percentage of emergency orders with a response time of 30 minutes or less
ESG	Environmental, social and governance
ESPP	The ONE Gas, Inc. Amended and Restated Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
GRIP	Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
HDD	Heating degree day is a measure designed to reflect the demand for energy needed for heating based on the extent to which the daily average temperature falls below a reference temperature for which no heating is required, usually 65 degrees Fahrenheit
IRS	United States Internal Revenue Service
IT	Information Technology
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
KGSS-I	Kansas Gas Service Securitization I, L.L.C.
LDC	Local distribution company
LIBOR	London Interbank Offered Rate
MGP	Manufactured gas plant
MMcf	Million cubic feet
Moody’s	Moody’s Investors Service, Inc.

MTCO2e	Metric ton of carbon dioxide equivalent
NPRM	Notice of proposed rulemaking
NYSE	New York Stock Exchange
OCC	Oklahoma Corporation Commission
ODFA	Oklahoma Development Finance Authority
ONE Gas	ONE Gas, Inc.
ONE Gas Credit Agreement	ONE Gas’ $1.2 billion revolving credit agreement, as amended
OSHA	Occupational Safety and Health Administration
PBRC	Performance-Based Rate Change
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
PIPES Act	Protecting Our Infrastructure of Pipelines and Enhancing Safety (PIPES) Act of 2020
PVIR
Preventable Vehicle Incident Rate; calculated by multiplying the number of total preventable vehicle incidents by 1,000,000 and then dividing that number by the total number of business use miles driven

Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
RNG	Renewable natural gas
ROE	Return on equity calculated consistent with utility ratemaking principles in each jurisdiction in which we operate
RRC	Railroad Commission of Texas
S&P	Standard & Poor’s Ratings Services
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Securitized Utility Tariff Bonds	Series 2022-A Senior Secured Securitized Utility Tariff Bonds, Tranche A
Securitized Utility Tariff Property	Securitized Utility Tariff Property as defined in the financing order issued by the KCC in August 2022
Senior Notes	ONE Gas’ registered unsecured notes consisting of $300 million of 3.61 percent senior notes due February 2024, $473 million of 1.10 percent senior notes due March 2024, $300 million of 5.10 percent senior notes due April 2029, $300 million of 2.00 percent senior notes due May 2030, $300 million of 4.25 percent senior notes due September 2032, $600 million of 4.66 percent senior notes due February 2044 and $400 million of 4.50 percent senior notes due November 2048
SOFR	Secured Overnight Financing Rate administered by the Federal Reserve Bank of New York
TCEQ	Texas Commission on Environmental Quality
TNG Corporation	Texas Natural Gas Securitization Finance Corporation
TPFA	Texas Public Finance Authority
TRIR	Total Recordable Incident Rate; calculated by multiplying the number of recordable cases by 200,000, and then dividing that number by the number of hours worked by all employees
TSA	United States Department of Homeland Security’s Transportation Security Administration
WNA	Weather normalization adjustment(s)
XBRL	eXtensible Business Reporting Language

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

We provide natural gas distribution services to approximately 2.3 million customers and are the largest natural gas distributor in Oklahoma and Kansas and the third largest in Texas, in terms of customers. We primarily serve residential, commercial and transportation customers in all three states. Our largest natural gas distribution markets in terms of customers are Oklahoma City and Tulsa, Oklahoma; Kansas City, Wichita and Topeka, Kansas; and Austin and El Paso, Texas. Our three divisions, Oklahoma Natural Gas, Kansas Gas Service and Texas Gas Service, distribute natural gas to approximately 89 percent, 71 percent and 13 percent of the natural gas distribution customers in Oklahoma, Kansas and Texas, respectively.

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

Texas - Texas Gas Service provides service to customers in various service areas. These service areas are further divided into incorporated cities and unincorporated areas. Periodic rate cases are filed with cities or the RRC, as needed. Between rate cases, Texas Gas Service can adjust rates through annual filings pursuant to the GRIP statute or a COSA tariff. In 2022, Texas Gas Service’s customers were aggregated in five service areas. Effective February 2023, three of these service areas were consolidated, reducing the total number of service areas to three.

Annual filings under the GRIP statute allow Texas Gas Service to recover depreciation, taxes, and a return on the annual net increase in investment for a service area. After the fifth anniversary of the effective date of the rate schedules from the first GRIP filing for a service area, Texas Gas Service is required to file a full rate case. A full rate case may be filed at shorter intervals if desired by either Texas Gas Service or the regulator. In 2023, Texas Gas Service made annual GRIP filings for the incorporated cities and unincorporated areas in two of its service areas, which combined comprise 91 percent of Texas Gas Service’s customers.

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

The following tables provide additional detail on our rate structures and the regulatory mechanisms in each of our jurisdictions:

Division	Jurisdiction	Effective Date of Last Action(1)	Rate Base (millions)	Pre-Tax Rate of Return	Equity Ratio	ROE
Oklahoma Natural Gas (2)	Oklahoma	June 2023	$2,066	8.95%	59%	9.40%
Kansas Gas Service (3)	Kansas	November 2023	$1,330	8.60%	N/A	9.30%
Texas Gas Service (2)	Central-Gulf	June 2023	$617	8.95%	59%	9.50%
	West-North	June 2023	$589	8.91%	60%	9.60%
	Rio Grande Valley	January 2024	$160	8.95%	59%	9.70%

Division	Jurisdiction	Interim Rate Adjustment Mechanism	Interim Capital Recovery	WNA	WNA Effective Dates	Energy Efficiency / Conservation Program
Oklahoma Natural Gas	Oklahoma	PBRC	Yes	Yes	November - April	Yes
Kansas Gas Service (3)	Kansas	GSRS	Yes	Yes	January - December	No
Texas Gas Service	Central-Gulf	GRIP	Yes	Yes	September - May	Yes
	West-North	GRIP	Yes	Yes	September - May	No
	Rio Grande Valley	GRIP	Yes	Yes	September - May	Yes

Division	Jurisdiction	Purchased Gas Adjustment(4)	Bad Debt Recovery(5)	Expense Trackers(6)
Oklahoma Natural Gas	Oklahoma	Yes	Yes	N/A
Kansas Gas Service (3)	Kansas	Yes	Yes	Yes
Texas Gas Service	Central-Gulf	Yes	Yes	Yes
	West-North	Yes	Yes	Yes
	Rio Grande Valley	Yes	Yes	Yes

(1)	Effective date of last approved rate case or interim filing.
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

For the year ended December 31, 2023, approximately 89 percent, 56 percent, and 70 percent of our revenues from sales customers, excluding the cost of natural gas, were recovered from fixed charges for Oklahoma Natural Gas, Kansas Gas Service, and Texas Gas Service, respectively.

MARKET CONDITIONS AND SEASONALITY

Supply - We purchased 160 Bcf and 165 Bcf of natural gas supply in 2023 and 2022, respectively. Our natural gas supply portfolio consists of contracts with varying terms from a diverse group of suppliers. We award these contracts through competitive-bidding processes to ensure reliable and competitively priced natural gas supply. We acquire our natural gas supply from natural gas processors, marketers and producers.

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

As of December 31, 2023, we had 58.1 Bcf of natural gas storage capacity under contract with remaining terms ranging from one to ten years and maximum allowable daily withdrawal capacity of approximately 1.7 Bcf. This storage capacity allows us to purchase natural gas during the off-peak season and store it for use in the winter periods. This storage is also needed to support the reliability of gas deliveries during peak demands for natural gas. Approximately 32 percent of our winter natural gas supply needs for our sales customers is expected to be supplied from storage.

In managing our natural gas supply portfolios, we partially mitigate price volatility for our customers using a combination of natural gas in storage, fixed-price natural gas contracts, and financial derivatives. We have natural gas financial hedging programs that have been authorized by the OCC, KCC and certain jurisdictions in Texas. We do not utilize financial derivatives for speculative purposes, nor do we have trading operations associated with our business.

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

We are subject to competition from other pipelines for our large industrial and commercial customers. Under our transportation tariffs, qualifying industrial and commercial customers are able to purchase their natural gas supply from the provider of their choice and contract with us to transport it for a fee. A portion of the transportation services that we provide are at negotiated rates that are below the maximum approved transportation tariff rates. Reduced-rate transportation service may be negotiated when a competitive pipeline is in close proximity or another viable energy option is available to the customer. In Texas, we are also subject to competition from other local distribution companies.

CNG - In meeting demand for CNG for motor vehicle transportation, particularly from fleet operators who value its lower greenhouse gas emissions and operating fuel costs relative to gasoline- or diesel-powered vehicles, we supply natural gas to CNG fueling stations. We deploy capital to connect our system to CNG stations built and operated by third parties. As of December 31, 2023, we supply 152 fueling stations, 37 of which we operate in conjunction with our own fleets. Of the 115 remaining stations, 69 are retail and 46 are private stations. We transported approximately 2.8 million Dth to CNG stations each year in 2023 and 2022.

Alternative Fuels – RNG and hydrogen technologies offer potential opportunities to secure new gas supply sources that could be transported through our pipelines. Our evaluation of these technologies and opportunities includes: (1) establishing interconnection guidelines for delivery of alternative fuels to our system, (2) working directly with developers and end-use customers to identify potential alternative fuel supply projects, (3) analyzing pipeline system integrity and gas supply implications, including sourcing opportunities, related to hydrogen use in our system, (4) partnering with industry groups to identify opportunities for hydrogen blending and utilization, and (5) evaluating the opportunity to reduce greenhouse gas emissions through the use of alternative fuels. See additional information regarding RNG in the “Regulatory Activities” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ENVIRONMENTAL AND SAFETY MATTERS

See Note 15 of the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report for information regarding environmental and safety matters.

HUMAN CAPITAL

We intentionally foster an inclusive work culture, where a broad range of viewpoints are welcome, to develop an engaged and high-performing workforce and an environment where top talent wants to work.

Employment - We employed approximately 3,900 people at February 1, 2024, including approximately 700 people at Kansas Gas Service who are subject to collective bargaining agreements. The following table sets forth our contracts with collective bargaining units at February 1, 2024:

Union	Approximate Employees	Contract Expires
The United Steelworkers	400	May 31, 2025
International Brotherhood of Electrical Workers	300	June 30, 2024

We recognize that employees are a key stakeholder group for the success of our business. Therefore, we perform an annual survey to monitor and assess employee engagement.

Workplace Health and Safety - Safety is our number one core value. We are committed to pursuing a zero-incident safety culture, which can reduce risk, enhance productivity and build a strong reputation in the communities in which we operate. Our success is reliant on training and development, performance management and shared responsibility that focuses on engagement and ensures our employees know what is expected to keep themselves, their co-workers, our customers and communities safe. To reinforce our commitment to the safety and well-being of our co-workers, customers and communities, our short-term incentive compensation program includes four operational measures, ER, DART, PVIR and ERT. These measures focus on the importance of personal injury prevention, reducing the severity of injuries, safe driving, and public safety. The following table sets forth our performance for the periods indicated:

	Years Ended December 31,
Operational measure	2023	2022	2021
ER	3,076	—	—
TRIR	—	1.37	0.96
DART	0.16	0.22	0.22
PVIR	1.82	1.84	2.10
ERT	64.8%	62.7%	62.7%

DART and PVIR are personal safety metrics tracked by the American Gas Association. We regularly rank in the top quartile for similar-sized LDCs for these metrics.

We are committed to a supportive culture of physical, financial, emotional and social wellness for employees. We provide health and wellness programs to support and inspire our employees to make healthy personal and professional lifestyle choices.

Inclusion and Diversity - Our core values include inclusion and diversity, and we believe in creating opportunities to recognize the value and voice of every employee. As part of our commitment, we have and continue to consider inclusion and diversity implications in our recruiting process, Company training, and Company performance monitoring. For example, we monitor our workforce diversity statistics across roles and seniority levels. Additionally, we make available conscious inclusion training to all employees.

We have an Inclusion and Diversity Council, which is chaired by our Chief Executive Officer, and includes six employees serving as permanent members, and 14 employees serving as rotating members with three-year terms. The Inclusion and Diversity Council provides governance and guidance for implementing our strategy and sharing our vision of an inclusive and diverse workforce. In addition, we have employee-led resource groups to provide community and support to our employees based on shared characteristics, interests or experiences.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

All executive officers are elected annually by our Board of Directors and each serves until such person resigns, is removed or is otherwise disqualified to serve or until such officer’s successor is duly elected. Our executive officers listed below include the officers who have been designated by our Board of Directors as our Section 16 officers.

Name	Age*		Business Experience in Past Five Years
Robert S. McAnnally	60	2021 to present	President, Chief Executive Officer and Director
		2020 to 2021	Senior Vice President and Chief Operating Officer
		2015 to 2020	Senior Vice President, Operations
Christopher P. Sighinolfi	40	2024 to present	Senior Vice President and Chief Financial Officer
		2022 to 2024	Vice President, Corporate Development and Investor Relations
		2021 to 2022	Vice President, Corporate Development
		2016 to 2021	Managing Director, Jefferies Financial Group, Inc.
Joseph L. McCormick	64	2014 to present	Senior Vice President, General Counsel and Assistant Secretary
Curtis L. Dinan	56	2021 to present	Senior Vice President and Chief Operating Officer
		2020 to 2021	Senior Vice President and Chief Commercial Officer
		2019 to 2020	Senior Vice President, Commercial
		2018 to 2019	Senior Vice President and Chief Financial Officer
Mark A. Bender	59	2015 to present	Senior Vice President, Administration and Chief Information Officer
W. Kent Shortridge	57	2022 to present	Senior Vice President, Operations and Customer Service
		2018 to 2022	Managing Vice President, Operations
Brian F. Brumfield	56	2022 to present	Vice President, Chief Accounting Officer and Controller
		2017 to 2022	Controller, Tucson Electric Power/UNS Energy
Angela E. Kouplen	49	2023 to present	Senior Vice President and Chief Human Resources Officer
		2022 to 2023	Vice President of Administration and Chief Information Officer, the University of Tulsa
		2021 to 2022	Vice President and Chief Information Officer, the University of Tulsa
		2016 to 2021	Senior Vice President of Administration and Chief Information Officer, WPX Energy
* As of January 1, 2024

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

We are subject to all the risks and hazards typically associated with the natural gas distribution business that could affect the public safety as well as the reliability of our distribution system. Operating risks include, but are not limited to, leaks, accidents, pipeline ruptures and the breakdown or failure of equipment or processes. Other operational hazards and unforeseen interruptions include adverse weather conditions, accidents, explosions, fires, the collision of equipment or vehicles with our pipeline facilities and catastrophic events, such as severe weather events, hurricanes, thunderstorms, tornadoes, sustained extreme temperatures, earthquakes, floods, acts of terrorism, pandemics and other health crises, or other similar events beyond our control. Climate change could cause these catastrophic events to become more severe or more frequent. It is also possible that our facilities, or those of our counterparties or service providers, could be direct targets or indirect casualties of an act of terrorism, including cyber-attacks. These issues could result in legal liability, repair and remediation costs, increased operating costs, significantly increased capital expenditures, regulatory fines and penalties and other costs and a loss of customer confidence.

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

We may be unable to attract and retain management and professional and technical employees, or we may experience workforce disruptions due to strikes or work stoppages by our unionized employees, which could adversely impact our operations, earnings, and cash flows.

Our ability to implement our business strategy, satisfy our regulatory requirements, and serve our customers is dependent upon our ability to continue to recruit and employ a skilled, agile, diverse, and engaged workforce consisting of talented and experienced managers, professional and technical employees. The competition for talent has become increasingly intense and we may experience increased employee turnover due to a tight labor market. If we are unable to recruit and retain an appropriately qualified workforce, we could encounter operating challenges primarily due to a loss of institutional knowledge and expertise, errors due to inexperience, or the lengthy time period typically required to adequately train replacement personnel. In addition, higher costs could result from loss of productivity, increased safety compliance issues, or cost of contract labor. Additionally, approximately 18 percent of our employees are represented by collective-bargaining units under collective-bargaining agreements. Disputes over the agreements or failure to timely and effectively renegotiate new agreements upon their expiration could have a negative effect on our business, financial condition and results of operations or result in a work stoppage. Any future work stoppage could, depending on the breadth and the length of the work stoppage, have a material adverse effect on our financial condition, results of operations and cash flows.

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

Due to technological advances, we have become more reliant on technology to effectively operate our business. We use computer programs and applications to help run our business, including an enterprise resource planning system that integrates data and reporting activities across our Company. Additionally, certain portions of our IT systems and infrastructure are provided or maintained by third-party vendors. The failure of these or other similarly important technologies, the lack of alternative technologies, or our inability to have these technologies supported, updated, expanded, or integrated into other technologies, could hinder our operations, and adversely impact our financial condition and results of operations.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.    CYBERSECURITY

We commit significant resources to protecting and continuing to improve the security of our computer systems, software, networks, and other information or operations technology assets. Our cybersecurity efforts are designed to preserve the confidentiality, integrity, and continued availability of all information owned by, or in the care of, the Company and protect against, among other things, cybersecurity attacks by unauthorized parties attempting to obtain access to confidential information, destroy data, disrupt or degrade service, sabotage systems, or otherwise cause damage.

Governance

Our Board of Directors considers cybersecurity risk one of the significant risks to our business. As such, the Board of Directors has retained responsibility for overseeing policies and procedures related to cybersecurity and data privacy matters. The Board of Directors routinely evaluates our cybersecurity strategy to review its effectiveness. Management provides reports to the Board of Directors at least quarterly regarding cybersecurity and other information and operations technology risks.

The Company established a governance committee to provide governance and oversight of security and compliance related activities for security and IT in support of their effective and efficient management of risks, strategies, and operational imperatives for the Company. The committee is chaired by our Chief Information Officer and the membership includes a cross-functional team of executives from IT/cybersecurity, operations, customer service, commercial, risk and insurance, finance, and the legal department. The committee is structured to cultivate collaboration across the enterprise and to align and prioritize resources with our strategic plan.

Risk Management and Strategy

The cybersecurity function is centralized under the Senior Vice President and Chief Information Officer, who has over three decades of experience in information technology. The cybersecurity function is comprised of a dedicated team of professionals who work continuously to monitor risks relating to cybersecurity resilience strategy, policy, standards, architecture, and processes. We identify and address cybersecurity risks by employing a defense-in-depth methodology, consisting of both proactive and reactive elements. This requires a comprehensive program involving advanced monitoring and defense technology along with recurring situational drills that exercise incident response and crisis management plans. We leverage dedicated internal resources, along with strategic external partnerships, to mitigate cybersecurity threats to the Company. In the event a cybersecurity incident occurs, we maintain cybersecurity insurance to provide appropriate resources for both financial and cyber expertise. We have partnerships for penetration testing, incident response, and various third-party assessments. We deploy both commercially available solutions and proprietary systems to actively manage threats to our technology environment.

Oversight

Our cybersecurity oversight includes our internal control environment, cybersecurity standards, benchmarks, and internal governance committees. Annually, we assess, either internally or by an independent third-party, against multiple cybersecurity maturity models. We also leverage other industry standards and benchmarks, such as National Institute of Standards and Technology (NIST) standards, and Cybersecurity and Infrastructure Security Agency (CISA) best practices to inform our oversight strategy. The governance committee functions to ensure adherence and accountability to these standards and deploy appropriate resources to keep pace with the shifting cybersecurity threat landscape.

We have policies and procedures to oversee and manage the cybersecurity risks associated with both internal or external threats including the regular review of security reports, relevant cyber attestations, and other independent cyber ratings. These practices include technical controls and processes, as well as contractual mechanisms to mitigate risk. Additionally, we utilize cyber ratings, prepared by reputable external agencies which provide an independent ranking of our cybersecurity maturity and coverage, to assess our cyber proficiency on a standalone basis and comparatively against peers and other companies reviewed annually by the Board of Directors. We have also implemented certain third-party risk management processes to vet, select, and monitor suppliers.

Furthermore, we have established an organizational unit within the legal and compliance department that provides independent compliance testing and review for our regulatory obligations, industry standards, and policies and procedures. It supports the IT and cybersecurity department by conducting formal assessments of compliance measures, consulting on control development and enhancement, and facilitating third-party assessments.

Response

In addition to the safeguards in place to minimize the likelihood and impact of a cyber incident, the Company has established response procedures to address in the event they may occur. These response procedures are designed to identify, analyze, contain, and remediate such cyber incidents in a timely, consistent, and compliant manner. Annually, the Company completes incident response, disaster response, and crisis management plan exercises to validate our current readiness. These exercises are intended to test our cybersecurity response plans and resources through simulated cybersecurity incidents, and may include engagement of outside cybersecurity legal counsel, other third-party partners, executive management, and our Board of Directors.

Education

The Company seeks to ensure every employee understands their role in keeping ONE Gas safe from cyber incidents. As part of this commitment, we require our employees to complete recurring cybersecurity awareness training that provides immediate feedback and, if necessary, additional training or remedial action to employees.

Experience

We have experienced no material cybersecurity breaches. As such, we have not spent any material amount of capital on addressing impacts during this time, nor have we incurred any material breach expenses from penalties and settlements. We maintain cybersecurity insurance coverage that we believe is appropriate for the size and complexity of our business.

ITEM 2.    PROPERTIES

The following table sets forth the approximate miles of distribution mains and transmission pipelines we own as of December 31, 2023:

Properties (miles)	OK	KS	TX	Total
Distribution	19,600	11,800	11,100	42,500
Transmission	500	1,500	300	2,300
Total properties	20,100	13,300	11,400	44,800

We lease approximately 300 thousand square feet of office space and other facilities for our operations. In addition, we have 58.1 Bcf of natural gas storage capacity under contract, with maximum allowable daily withdrawal capacity of approximately 1.7 Bcf.

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

At February 16, 2024, there were 8,969 registered shareholders of our common stock.

In January 2024, we declared a dividend of $0.66 per share ($2.64 per share on an annualized basis) for shareholders of record on February 23, 2024, payable on March 8, 2024.

Performance Graph

The following performance graph compares the performance of our common stock with the S&P MidCap 400 Utilities Index, the S&P MidCap 400 Index, the Dow Jones Industrial Average and a ONE Gas peer group during the period beginning December 31, 2018 and ending on December 31, 2023. This graph assumes a $100 investment in our common stock and in each of the indices at the beginning of the period and a reinvestment of dividends paid on such investments throughout the period.

Value of $100 Investment Assuming Reinvestment of Dividends at December 31,2018 Through December 31, 2023, among ONE Gas, Inc., the S&P MidCap 400 Utilities Index, the S&P MidCap 400 Index, the Dow Jones Industrial Average and the ONE Gas peer group
$200
$175
$150
$125
$100
$75
Dec-18
Dec-19
Dec-20
Dec-21
Dec-22
Dec-23
ONE Gas, Inc.
S&P MidCap 400 Utilities Index
S&P MidCap 400 Index
Dow Jones Industrial Average
ONE Gas Peer Group

	Cumulative Total Return As of Each Year Ended
	December 31,
	2019	2020	2021	2022	2023
ONE Gas, Inc.	$120.28	$101.36	$105.78	$106.40	$92.79
S&P MidCap 400 Utilities Index	$114.33	$98.47	$117.92	$117.74	$102.19
S&P MidCap 400 Index	$126.17	$143.39	$178.85	$155.42	$180.90
Dow Jones Industrial Average	$125.34	$137.53	$166.34	$154.92	$180.00
ONE Gas Peer Group*	$118.15	$104.83	$123.73	$127.65	$123.31
* The ONE Gas peer group used in this graph is the same peer group that will be used in determining our level of performance under our 2023 performance units at the end of the three-year performance period and is comprised of the following companies: Alliant Energy Corporation; Atmos Energy Corporation; Avista Corporation; Black Hills Corporation; CenterPoint Energy, Inc.; Chesapeake Utilities Corporation; CMS Energy Corporation; New Jersey Resources Corporation; NiSource Inc.; Northwest Natural Holding Company; NorthWestern Energy Group, Inc.; Southwest Gas Holdings, Inc.; and Spire Inc.

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the Notes to Consolidated Financial Statements in this Annual Report.

EXECUTIVE SUMMARY

We are a 100-percent regulated natural gas distribution company. As such, our regulators determine the rates we are allowed to charge for our service based on the revenue requirements needed to achieve our authorized rates of return. We earn revenues from the delivery of natural gas, but do not earn a profit on the natural gas that we deliver, as those costs are passed through to our customers at cost. The primary components of our revenue requirements are the amount of capital invested in our business, which is also known as rate base, our allowed rate of return on our capital investments and our recoverable operating expenses, including depreciation, interest expense and income taxes. The variable component of our rates is dependent on the consumption of natural gas, which is impacted primarily by the weather and, to a lesser extent, economic activity. While we have WNA mechanisms that adjust customers’ bills when actual HDDs differ from normalized HDDs, these mechanisms are in place for only a portion of the year, except in Kansas, and do not offset all fluctuations in usage resulting from weather variability. Accordingly, the weather can have either a positive or negative impact on our financial performance.

Our financial performance is contingent on a number of factors, including: (1) our regulatory construct, including the rates we are allowed to charge for our service, and the authorized rates of return on our investments in rate base; (2) the consumption of natural gas, which impacts the amount of natural gas sales derived from the variable component of our rates; (3) customer growth; (4) our operating performance; and (5) the perceived value of natural gas relative to other energy sources, particularly electricity, which influences our customers’ choice of natural gas to provide a portion of their energy needs.

We are subject to regulatory requirements for pipeline integrity, pipeline and cyber security, and environmental compliance. These requirements impact our operating expenses and the level of capital expenditures required for compliance. Historically, our regulators have allowed recovery of these expenditures. However, because integrity and environmental regulations are frequently changing, our capital and operating expenditures to comply are changing as well. Although we believe our regulators will continue to allow recovery of such expenditures in the future, we will continue to make these expenditures with no assurance about if, or over what period, we will be permitted to recover them.

RECENT DEVELOPMENTS

Securitization transactions - In March 2023, the TNG Corporation completed the issuance of the Customer Rate Relief (Winter Storm Uri), Taxable Series 2023 Bonds. On March 23, 2023, we received our portion of the net proceeds, which was approximately $197 million. The proceeds were used to repay debt and for general corporate purposes.

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

Long-Term Debt transactions - In December 2023, we issued $300 million of 5.10 percent senior notes due April 2029. The proceeds from the issuance were used to repay amounts outstanding under our commercial paper program and for general corporate purposes.

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

See “Regulatory Activities,” “Liquidity and Capital Resources,” and Notes 1 and 3 of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion of the securitization transactions.

Equity issuances - On December 28, 2023, we settled under forward contracts 1,032,403 shares (289,403 from forwards related to an at-the-market equity distribution agreement and 743,000 from forwards related to underwriting agreements) of our common stock for net proceeds of $79.0 million, or $76.52 per share.

In December 2023, we amended the forward sale agreement we entered into in March 2023 to extend the maturity date of 657,000 shares to December 31, 2024 from December 29, 2023. The amended forward sale agreement provides for settlement on a date, or dates, to be specified at our discretion, but which will occur no later than December 31, 2024, for 1,257,000 shares of common stock.

In September 2023, we entered into an underwriting agreement and two forward sale agreements for 1.2 million and 180,000 shares of our common stock, respectively. The forward sale agreements provide for settlement on a date, or dates, to be specified at our discretion, but which will occur no later than December 31, 2024.

In June 2023, we executed forward sale agreements under our current at-the-market equity program for 926,465 shares of our common stock.

In March 2023, we entered into an underwriting agreement and a forward sale agreement for 2.0 million shares of our common stock. The forward sale agreement provided for settlement on a date, or dates, to be specified at our discretion, but which will occur no later than December 29, 2023, for 1.4 million shares of common stock and by December 31, 2024, for the remaining balance.

In February 2023, we entered into an at-the-market equity distribution agreement under which we may issue and sell shares of our common stock with an aggregate offering price up to $300 million. This at-the-market equity program replaced our previous at-the-market equity program, which began in February 2020, and expired in February 2023. Sales of common stock are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. At December 31, 2023, we had $225.5 million of equity available for issuance under the program.

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

Commercial paper program - In November 2023, we increased the capacity of our commercial paper program to $1.2 billion from $1.0 billion. Other than the increased capacity, all other terms and conditions of the commercial paper program remain in full force and effect.

Dividend - In January 2024, we declared a dividend of $0.66 per share ($2.64 per share on an annualized basis) for shareholders of record as of February 23, 2024, payable on March 8, 2024.

REGULATORY ACTIVITIES

Oklahoma - As required by our tariff, PBRC filings are made annually on or before March 15 until the next general rate case, which is required to be filed on or before June 30, 2027. In March 2023, Oklahoma Natural Gas filed its required PBRC application for the year ended December 2022. The filed request included a $27.6 million base rate revenue increase, $2.5 million energy efficiency incentive, and $11.9 million of estimated EDIT to be credited to customers in 2024. On June 13, 2023, a settlement in the case was filed with a proposed revenue increase of $26.3 million, a $2.5 million energy efficiency incentive, and a $12.6 million EDIT credit. Pursuant to its tariff, Oklahoma Natural Gas placed new rates into effect on June 29, 2023. In July 2023, the OCC issued an order approving the settlement.

In December 2022, Oklahoma Natural Gas filed a request for an RNG Pilot Program and Voluntary Tariff pursuant to the requirement in the rate case order approved in 2021. The tariff will allow all residential, small commercial and industrial sales customers to voluntarily purchase the environmental attributes of RNG up to the equivalent of 10 Dth per month. In September 2023, responsive testimony was filed by the Public Utility Division of the OCC and the Attorney General’s office supporting Oklahoma Natural Gas’ request. On October 6, 2023, a unanimous settlement recommending approval of the tariff was filed. On October 19, 2023, a hearing before an administrative law judge was held. At the conclusion of the hearing, the administrative law judge recommended approval of the tariff. On November 21, 2023 the OCC issued an order approving the RNG Pilot Program and Voluntary tariff and customer enrollment began on December 1, 2023. Approximately $2.4 million of RNG credits were purchased in December to support the program. Assessment of the tariff and pilot program will be made in the rate case required to be filed on or before June 30, 2027.

Kansas - In August 2023, Kansas Gas Service submitted an application to the KCC requesting an increase of approximately $8.0 million related to its GSRS. The KCC issued an order in November 2023 authorizing the increase, and the new surcharge became effective on December 1, 2023.

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

In March 2023, the TNG Corporation completed the issuance of the Customer Rate Relief (Winter Storm Uri), Taxable Series 2023 Bonds and we received our portion of the net proceeds, which was approximately $197 million. The proceeds were used to repay certain indebtedness and for general corporate purposes. Interest costs that exceeded the amount securitized have been deferred and will be addressed in the next general rate proceeding in each applicable jurisdiction in Texas. In October 2023, Texas Gas Service began acting as a collection agent, with responsibility for collecting the securitization charges from customers that are then submitted to the TNG Corporation to repay the securitization bonds.

Central-Gulf Service Area - In February 2024, Texas Gas Service made GRIP filings for all customers in the Central-Gulf service area, requesting a $12.3 million increase to be effective in June 2024.

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

Rio Grande Valley Service Area - In June 2023, Texas Gas Service filed a rate case for all customers in the Rio Grande Valley service area, requesting a $9.8 million increase. In November 2023, the parties filed a signed settlement agreement that included a 9.7 percent ROE and an overall revenue increase of $5.9 million. In January 2024, the administrative law judge issued a proposal for decision recommending approval of the settlement. On January 30, 2024, the RRC approved the administrative law judge’s decision and the new rates went into effect.

FINANCIAL RESULTS AND OPERATING INFORMATION

We operate in one reportable business segment: regulated public utilities that deliver natural gas to residential, commercial and transportation customers. We evaluate our financial performance principally on net income.

Selected Financial Results - Net income was $231.2 million, or $4.14 per diluted share, $221.7 million, or $4.08 per diluted share, and $206.4 million, or $3.85 per diluted share, for the years ended December 31, 2023, 2022 and 2021, respectively.

The following table sets forth certain selected financial results for our operations for the periods indicated:

	Years Ended			Variances		Variances
	December 31,			2023 vs. 2022		2022 vs. 2021
Financial Results	2023	2022	2021	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars, except percentages)
Natural gas sales	$2,154.0	$2,412.9	$1,661.7	$(258.9)	(11)%	$751.2	45%
Transportation revenues	133.6	126.5	119.0	7.1	6%	7.5	6%
Securitization customer charges	48.7	5.8	—	42.9	740%	5.8	100%
Other revenues	35.7	32.8	27.9	2.9	9%	4.9	18%
Total revenues	2,372.0	2,578.0	1,808.6	(206.0)	(8)%	769.4	43%
Cost of natural gas	1,134.5	1,459.1	775.0	(324.6)	(22)%	684.1	88%
Operating costs	580.1	540.4	516.1	39.7	7%	24.3	5%
Depreciation and amortization	279.8	228.5	207.2	51.3	22%	21.3	10%
Operating income	$377.6	$350.0	$310.3	$27.6	8%	$39.7	13%
Net Income	$231.2	221.7	206.4	$9.5	4%	$15.3	7%
Capital expenditures and asset removal costs	$728.7	$656.5	$544.3	$72.2	11%	$112.2	21%

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

Securitization customer charges represent revenue from contracts with customers through implied contracts established by the financing order approved by the KCC, related to the securitization of extraordinary costs incurred during Winter Storm Uri in the state of Kansas. See Note 17 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional discussion of the securitization transaction in Kansas.

Other revenues include primarily miscellaneous service charges, which represent implied contracts with customers established by our tariffs and rates approved by regulatory authorities and other revenues from regulatory mechanisms.

Our average cost of gas rate decreased to $7.08 per Mcf for the year ended December 31, 2023, compared to $8.22 per Mcf in the prior year. Cost of natural gas includes commodity purchases, fuel, storage, transportation, hedging costs and settlement proceeds for natural gas price volatility mitigation programs approved by our regulators and other gas purchase costs recovered through our cost of natural gas regulatory mechanisms and does not include an allocation of general operating costs or depreciation and amortization. These regulatory mechanisms provide a method of recovering natural gas costs on an ongoing basis without a profit. Therefore, although our revenues will fluctuate with the cost of natural gas that we pass-through to our customers, operating income is not affected by fluctuations in the cost of natural gas.

2023 vs. 2022 - Operating income increased $27.6 million due primarily to the following:
•an increase of $61.6 million from new rates;
•an increase of $6.3 million in residential sales due primarily to net customer growth; and
•an increase of $4.9 million in ad valorem recoveries.

These increases were offset partially by:
•an increase of $26.5 million in employee-related costs; and
•an increase of $19.3 million in depreciation expense due to additional capital expenditures being placed in service.

Revenues for the year ended December 31, 2023, include an increase of $42.9 million associated with KGSS-I, which is offset by an increase of $27.1 million in amortization and operating expense and $15.7 million in net interest expense.

Other Factors Affecting Net Income - Other factors that affect net income for the year ended December 31, 2023, compared with 2022, include an increase of $13.7 million in other income, net, and an increase of $37.8 million in interest expense. The increase in other income, net, is due primarily to a $12.0 million increase in the market value of investments associated with our nonqualified employee benefit plans. The increase in interest expense is due primarily to interest on our commercial paper, the issuance of $300 million of 4.250 percent senior notes in August 2022 and $336 million of 5.486 percent Securitized Utility Tariff Bonds in November 2022, compared with the same period last year.

EDIT - The return of EDIT to our customers is not expected to have a material impact on earnings, as any reduction or credit in rates is offset by a reduction in income tax expense. During the years ended December 31, 2023 and 2022, we credited income tax expense $22.4 million and $18.0 million, respectively, for the amortization of the regulatory liability associated with EDIT that was returned to customers.

Capital Expenditures and Asset Removal Costs - Our capital expenditures program includes expenditures for pipeline integrity, extending service to new areas, increasing system capabilities, pipeline replacements, automated meter reading, government-mandated pipeline relocations, fleet, facilities, IT assets, and cybersecurity. It is our practice to maintain and upgrade our infrastructure, facilities and systems to ensure safe, reliable, and efficient operations. Asset removal costs include expenditures associated with the replacement or retirement of long-lived assets that result from the construction, development and/or normal use of our assets, primarily our pipeline assets.

Capital expenditures and asset removal costs increased $72.2 million for 2023, compared with 2022, due primarily to expenditures for system integrity and extension of service to new areas. Our capital expenditures and asset removal costs are expected to be approximately $750 million for 2024. While we did not experience a significant impact to our capital expenditure program during the year ended December 31, 2023, our future capital expenditure activity is dependent on a number of factors, including economic conditions and our supply chains for contract labor, materials and supplies.

Selected Operating Information - The following tables set forth certain selected operating information for the periods indicated:

	Years Ended								Variances
	December 31,								2023 vs. 2022
(in thousands)	2023				2022				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	836	592	660	2,088	831	592	656	2,079	5	—	4	9
Commercial and industrial	77	50	35	162	76	50	35	161	1	—	—	1
Other	—	—	3	3	1	—	3	4	(1)	—	—	(1)
Transportation	5	6	1	12	5	6	1	12	—	—	—	—
Total customers	918	648	699	2,265	913	648	695	2,256	5	—	4	9

The increase in the average number of customers for 2023, compared with 2022, is due primarily to the connection of new customers resulting from the extension and expansion of our system in our service areas. For 2023, our average customer count includes 23,400 new customer connections compared to 27,100 in 2022.

The following table reflects total volumes delivered, excluding the effects of WNA mechanisms on sales volumes:

	Years Ended December 31,
Volumes (MMcf)	2023	2022	2021
Natural gas sales
Residential	114,239	125,286	117,758
Commercial and industrial	40,630	43,184	37,615
Other	1,737	2,725	2,521
Total sales volumes delivered	156,606	171,195	157,894
Transportation	227,875	230,080	229,935
Total volumes delivered	384,481	401,275	387,829

The impact of weather on residential and commercial natural gas sales is mitigated by WNA mechanisms in all jurisdictions.

The following table sets forth the HDDs by state for the periods indicated:

	Years Ended December 31,
	2023		2022		2023 vs. 2022	2023	2022
HDDs	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	3,125	3,346	3,621	3,346	(14)%	93%	108%
Kansas	4,117	4,721	4,779	4,722	(14)%	87%	101%
Texas	1,558	1,705	1,950	1,764	(20)%	91%	111%

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

The ONE Gas Credit Agreement provides for a $1.2 billion revolving unsecured credit facility and includes a $20 million letter of credit subfacility and a $60 million swingline subfacility. We can request an increase in commitments of up to an additional $300 million upon satisfaction of customary conditions, including receipt of commitments from either new lenders or increased commitments from existing lenders. The ONE Gas Credit Agreement is available to provide liquidity for working capital, capital expenditures, acquisitions and mergers, the issuance of letters of credit, and for other general corporate purposes.

The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. At December 31, 2023, our total debt-to-capital ratio was 52 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement. Excluding the debt of KGSS-I, which is non-recourse to us, our total debt-to-capital ratio was 50 percent. We may reduce the unutilized portion of the ONE Gas Credit Agreement in whole or in part without premium or penalty. The ONE Gas Credit Agreement contains customary events of default. Upon the occurrence of certain events of default, the obligations under the ONE Gas Credit Agreement may be accelerated and the commitments may be terminated.

In November 2023, we increased the capacity of our commercial paper program to $1.2 billion from $1.0 billion.

Under our commercial paper program, we may issue unsecured commercial paper up to a maximum amount of $1.2 billion to fund short-term borrowing needs. The maturities of the commercial paper vary but may not exceed 270 days from the date of issue. Commercial paper is generally sold at par less a discount representing an interest factor. At December 31, 2023 and 2022, we had $88.5 million and $552.0 million of commercial paper outstanding with a weighted-average interest rate of 5.60 percent and 4.75 percent, respectively.

At December 31, 2023, we had $1.4 million in letters of credit issued and no borrowings under the ONE Gas Credit Agreement, with approximately $1.2 billion of remaining credit, which is available to repay our commercial paper borrowings.

Senior Notes - In December 2023, we issued $300 million of 5.10 percent senior notes due April 2029. The proceeds from the issuance were used to repay amounts outstanding under our commercial paper program and for general corporate purposes.

At December 31, 2023, we had outstanding $2.7 billion of Senior Notes with $773.0 million due within the next year. The indenture governing our Senior Notes includes an event of default upon the acceleration of other indebtedness of $100 million or more. Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding Senior Notes to declare those Senior Notes immediately due and payable in full.

Depending on the series, we may redeem our Senior Notes at par, plus accrued and unpaid interest to the redemption date, starting three months or six months before their maturity dates. Prior to these dates, we may redeem these Senior Notes, in whole or in part, at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium. The redemption price will never be less than 100 percent of the principal amount of the respective Senior Note plus accrued and unpaid interest to the redemption date. The remaining $473 million of outstanding principal of our 1.10 percent senior notes due March 2024 can be called at par with a 30-day notice. Our Senior Notes are senior unsecured obligations, ranking equally in right of payment with all of our existing and future unsecured senior indebtedness.

Securitized Utility Tariff Bonds - At December 31, 2023, we had outstanding $315.3 million of 5.486 percent KGSS-I Securitized Utility Tariff Bonds with $27.4 million due within the next year. The bonds are governed by an indenture between KGSS-I and the indenture trustee. The indenture contains certain covenants that restrict KGSS-I’s ability to sell, transfer, convey, exchange, or otherwise dispose of its assets.

At December 31, 2023, our long-term debt-to-capital ratio was 52 percent. Excluding the debt of KGSS-I, which is non-recourse to us, our long-term debt-to-capital ratio was 49 percent. See Note 17 of the Notes to Consolidated Financial Statements in this Annual Report for information with respect to KGSS-I.

Credit Ratings - Our credit ratings at December 31, 2023, were:

Rating Agency	Rating	Outlook
Moody’s	A3	Stable
S&P	A-	Stable

At December 31, 2023, our commercial paper was rated Prime-2 by Moody’s and A-2 by S&P. We intend to maintain credit metrics at a level that supports our balanced approach to capital investment and a return of capital to shareholders via a dividend that we believe will be competitive with our peer group.

Equity Issuances - On December 28, 2023, we settled under forward contracts 1,032,403 shares (289,403 from forwards related to an at-the-market equity distribution agreement and 743,000 from forwards related to underwriting agreements) of our common stock for net proceeds of $79.0 million.

In December 2023, we amended the forward sale agreement we entered into in March 2023 to extend the maturity date of 657,000 shares to December 31, 2024 from December 29, 2023. The amended forward sale agreement provides for settlement on a date, or dates, to be specified at our discretion, but which will occur no later than December 31, 2024, for 1,257,000 shares of common stock.

In September 2023, we entered into an underwriting agreement and two forward sale agreements for 1.2 million and 180,000 shares of our common stock, respectively. The forward sale agreements provide for settlement on a date, or dates, to be specified at our discretion, but which will occur no later than December 31, 2024.

In June 2023, we executed forward sale agreements under our current at-the-market equity program for 926,465 shares of our common stock.

In March 2023, we entered into an underwriting agreement and a forward sale agreement for 2.0 million shares of our common stock. The forward sale agreement provided for settlement on a date, or dates, to be specified at our discretion, but which will occur no later than December 29, 2023, for 1.4 million shares of common stock and by December 31, 2024, for the remaining balance.

In February 2023, we entered into an at-the-market equity distribution agreement under which we may issue and sell shares of our common stock with an aggregate offering price up to $300 million. This at-the-market equity program replaced our previous at-the-market equity program, which began in February 2020, and expired in February 2023. Sales of common stock are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. At December 31, 2023, we had $225.5 million of equity available for issuance under the program.

The following table summarizes all of our outstanding forward sale agreements at December 31, 2023:

Maturity	Original Shares	Remaining Shares	Net Proceeds Available (in thousands)	Forward Price
December 31, 2024	926,465	926,465	$74,396	$80.30
December 31, 2024	2,000,000	1,257,000	96,709	76.94
December 31, 2024	1,200,000	1,200,000	88,823	74.02
December 31, 2024	180,000	180,000	13,315	73.97
Total forward sale agreements	4,306,465	3,563,465	$273,243	$76.68

For the year ended December 31, 2022, under our at-the-market equity distribution agreement we sold and issued 403,792 shares of our common stock for $35.0 million, generating proceeds, net of issuance costs, of $34.7 million.

For the year ended December 31, 2022, we executed forward sale agreements under our previous at-the-market equity distribution agreement for 1,451,474 shares of our common stock. On December 30, 2022, we settled forward sales agreements with respect to 1,162,071 shares of our common stock for net proceeds of $93.8 million.

Pension and Other Postemployment Benefit Plans - For the year ended December 31,2023, we contributed $1.3 million to our defined benefit pension plans and $2.5 million to our other postemployment benefit plans. For the year ended December 31, 2022, we contributed $1.5 million to our defined benefit pension plans and $1.9 million to our other postemployment benefit plans. Additional information about our pension and other postemployment benefit plans, including anticipated contributions, is included under “Estimates and Critical Accounting Policies - Pension and Other Postemployment Benefits” and under Note 11 of the Notes to Consolidated Financial Statements in this Annual Report.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Year Ended December 31,			Variance	Variance
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$939.5	$1,570.8	$(1,535.7)	$(631.3)	$3,106.5
Investing activities	(669.6)	(614.1)	(501.1)	(55.5)	(113.0)
Financing activities	(248.6)	(947.4)	2,037.6	698.8	(2,985.0)
Change in cash, cash equivalents, restricted cash and restricted cash equivalents	21.3	9.3	0.8	12.0	8.5
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	18.1	8.8	8.0	9.3	0.8
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$39.4	$18.1	$8.8	$21.3	$9.3

Operating Cash Flows - Changes in cash flows from operating activities are due primarily to changes in sales revenues, natural gas costs and operating expenses discussed in “Financial Results and Operating Information,” the effects of Winter Storm Uri discussed in “Regulatory Activities” and changes in working capital. Changes in natural gas prices and demand for our services or natural gas, whether because of general economic conditions, variations in weather not mitigated by WNAs, changes in supply or increased competition from other service providers, could affect our earnings and operating cash flows. Typically, our cash flows from operations are greater in the first half of the year compared with the second half of the year.

Operating cash flows were lower in 2023, compared to 2022, due primarily to recovery of the winter weather event regulatory asset for Oklahoma Natural Gas through securitization beginning in August 2022, offset by the recovery of the winter weather event regulatory asset for Texas Gas Service through securitization in March 2023, and working capital changes related to accounts receivable which were impacted by new rates in 2023 compared with 2022.

Investing Cash Flows - Cash used in investing activities increased in 2023, compared to 2022, due primarily to an increase in capital expenditures for system integrity and extension of service to new areas.

Financing Cash Flows - Cash used in financing activities decreased in 2023, compared to 2022, due primarily to the repayment in August 2022 of long-term debt related to Winter Storm Uri.

ENVIRONMENTAL, SAFETY AND REGULATORY MATTERS

Environmental Matters - We are subject to multiple laws and regulations regarding protection of the environment and natural and cultural resources, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, plant and wildlife protection, hazardous materials use, storage and transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits or the discovery of presently unknown environmental conditions may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the CAA and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during 2023, 2022 and 2021.

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

We have completed or are addressing removal of the source of soil contamination at all 12 sites and continue to monitor groundwater at seven of the 12 sites according to plans approved by the KDHE. In 2019, we completed a project to remove a source of contamination and associated contaminated materials at the twelfth site where no active soil remediation had previously occurred. In 2022, we completed a remediation project to remove a source of contamination and contaminated materials at one of the MGP sites. In June 2023, we submitted a revised draft remediation plan to the KDHE for review following receipt of agency comments and public feedback. In August 2023, the KDHE approved the remediation plan without comment. We submitted a site investigation work plan for another site and on August 27, 2023 the KDHE approved the document without comment.

We have an AAO that allows Kansas Gas Service to defer and seek recovery of costs necessary for investigation and remediation at, and nearby, these 12 former MGP sites that are incurred after January 1, 2017, up to a cap of $15.0 million, net of any related insurance recoveries. Costs approved for recovery in a future rate proceeding would then be amortized over a 15-year period. The unamortized amounts will not be included in rate base or accumulate carrying charges. Following a determination that future investigation and remediation work approved by the KDHE is expected to exceed $15.0 million, net of any related insurance recoveries, Kansas Gas Service will be required to file an application with the KCC for approval to increase the $15.0 million cap. At December 31, 2023 and 2022, we have deferred $32.0 million and $29.8 million, respectively, for accrued investigation and remediation costs pursuant to our AAO. Kansas Gas Service expects to file an application for amounts deferred in excess of the cap as soon as practicable after the KDHE approves the remediation plans we have submitted.

We also own or retain legal responsibility for certain environmental conditions at a former MGP site in Texas. At the request of the TCEQ, we began investigating the level and extent of contamination associated with the site under their Texas Risk Reduction Program. A preliminary site investigation revealed that this site contains contaminants generally associated with MGP sites and is subject to control or remediation under various environmental laws and regulations. Impacts have been identified in the soil and groundwater at the site with limited impacts observed in surrounding areas. In April 2022, we submitted a remediation work plan to address the areas impacted to the TCEQ. In August 2023, remediation activities were conducted to address the impacted area in accordance with the remediation work plan. During the third quarter 2023, the TCEQ requested acceptable financial assurance for the projected costs on post-response action care activities at the site. At December 31, 2023, estimated costs associated with expected remediation activities for this site are not material.

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the years ended December 31, 2023 and 2022. The reserve for remediation of our MGP sites was $14.3 million and $12.7 million at December 31, 2023 and 2022, respectively.

Environmental Footprint - We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation, and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during 2023, 2022 or 2021.

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

For further discussion of regulatory assets and liabilities, see Note 3 of the Notes to Consolidated Financial Statements in this Annual Report.

Revenue Recognition - For regulated deliveries of natural gas, we read meters and bill customers on a monthly cycle. We recognize revenues upon the delivery of natural gas or services rendered to customers. The billing cycles for customers do not necessarily coincide with the accounting periods used for financial reporting purposes. We accrue unbilled revenues for natural gas that has been delivered but not yet billed at the end of an accounting period. Accrued unbilled revenue is based on a percentage estimate of amounts unbilled each month, which is dependent upon a number of factors, some of which require management’s judgment. These factors include customer consumption patterns and the impact of weather on usage. The accrued unbilled natural gas sales revenue at December 31, 2023 and 2022 was $191.4 million and $269.5 million, respectively, and is included in accounts receivable on our consolidated balance sheets.

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

Pension and Other Postemployment Benefits - We have defined benefit pension plans covering eligible retirees and eligible employees. We also sponsor welfare plans that provide other postemployment medical and life insurance benefits to eligible retirees and employees who retire with at least five years of service.

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

For the year ended December 31, 2023, we contributed $1.3 million to our defined benefit pension plans and $2.5 million to our other postemployment benefit plans. For the year ended December 31, 2022, we contributed $1.5 million to our defined benefit pension plans and $1.9 million to our other postemployment benefit plans. In 2024, our contributions are expected to be $1.4 million to our defined benefit pension plans, and no contributions are expected to be made to our other postemployment benefit plans.

We recorded net periodic benefit credits for our defined benefit pension plans, prior to regulatory deferrals, of $7.5 million in 2023, and estimate that in 2024, we will record a credit of approximately $5.5 million. Net periodic benefits costs for our postemployment benefit plans, prior to regulatory deferrals, were $0.3 million in 2023, and we estimate that in 2024, we will record a credit of approximately $0.4 million, prior to regulatory deferrals.

The following table sets forth the significant assumptions used to determine our estimated 2024 net periodic benefit cost related to our defined benefit pension and other postemployment benefit plans and sensitivity to changes with respect to these assumptions:

	Rate Used	Cost Sensitivity (a)	Obligation Sensitivity (b)
		(Millions of dollars)
Discount rate for pension	5.30%	$2.3	$21.3
Discount rate for other postemployment benefits	5.40%	(0.2)	3.4
Expected long-term return on plan assets for pension	6.70%	2.2	—
Expected long-term return on plan assets for other postemployment benefits	5.20%	0.4	—
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

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effect on earnings or cash flows for the years ended December 31, 2023, 2022 and 2021. Environmental issues may exist with respect to these MGP sites that are unknown to us. Accordingly, future costs are dependent on the final determination and regulatory approval of any remedial actions, the complexity of the site, level of remediation required, changing technology and governmental regulations, and to the extent not recovered by insurance or recoverable in rates from our customers, could be material to our financial condition, results of operations or cash flows.

See “Environmental Matters” and Note 15 of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion of contingencies.

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

Forward-looking and other statements in this Annual Report regarding our environmental, social and other sustainability plans and goals are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking environmental, social and sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future.

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
•cyber-attacks, which, according to experts, continue to increase in volume and sophistication, or breaches of technology systems that could disrupt our operations or result in the loss or exposure of confidential or sensitive customer, employee, vendor, counterparty or Company information; further, increased remote working arrangements have required enhancements and modifications to our IT infrastructure (e.g. Internet, Virtual Private Network, remote collaboration systems, etc.), and any failures of the technologies, including third-party service providers, that facilitate working remotely could limit our ability to conduct ordinary operations or expose us to increased risk or effect of an attack;
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
•changes in existing or the addition of new environmental, safety, tax, cybersecurity and other laws or regulations to which we and our subsidiaries are subject, including those that may require significant expenditures, significant increases in operating costs or, in the case of noncompliance, substantial fines or penalties;
•the effectiveness of our risk-management policies and procedures, and employees violating our risk-management policies;
•the uncertainty of estimates, including accruals and costs of environmental remediation;
•advances in technology, including technologies that increase efficiency or that improve electricity’s competitive position relative to natural gas;
•population growth rates and changes in the demographic patterns of the markets we serve in Oklahoma, Kansas and Texas, and economic conditions in these areas;
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

Commodity Price Risk

Our commodity price risk, driven primarily by fluctuations in the price of natural gas, is mitigated by our purchased-gas cost adjustment mechanisms through which we pass-through natural gas costs to our customers without profit. We may use fixed-price natural gas contracts or derivative instruments to hedge the cost of a portion of our anticipated natural gas purchases during the winter heating months to reduce the impact on our customers of upward market price volatility of natural gas. Additionally, we inject natural gas into storage during the warmer months, when natural gas prices are typically lower, and withdraw the natural gas during the colder months of the year. Gains or losses associated with these derivative instruments and the costs of our fixed-price natural gas contracts and storage activities are included in, and recoverable through our purchased-gas cost adjustment mechanisms, which are subject to review by regulatory authorities.

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

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of ONE Gas, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of ONE Gas, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accounting for the Effects of Regulatory Matters

As described in Note 1 and 3 to the consolidated financial statements, the Company is subject to rate regulation and accounting requirements of regulatory authorities in the states in which it operates, and it follows the accounting and reporting guidance for regulated operations, including evaluating regulatory decisions to determine appropriate revenue recognition, cost deferrals, recoverability for regulatory assets and refund requirements for regulatory liabilities. As disclosed by management, regulatory assets are recorded for costs that have been deferred for which future recovery through customer rates is considered probable and regulatory liabilities are recorded when it is probable that revenues will be reduced for amounts that will be credited to customers through the ratemaking process. As a result, certain costs that would normally be expensed under accounting principles generally accepted in the United States of America for non-regulated entities are capitalized or deferred on the balance sheet because it is probable they can be recovered through rates. The amounts to be recovered or recognized are based upon historical experience and management’s understanding of regulations and may be affected by decisions of the regulatory authorities or the issuance of new regulations. Should recovery cease due to regulatory actions, certain regulatory assets may no longer meet the criteria for recognition, and accordingly, the Company may be required to write off the regulatory assets at that time. As described in Note 3, as of December 31, 2023, there were $363 million of deferred costs included in regulatory assets and $567 million of regulatory liabilities awaiting cash outflow or potential refund.

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
February 22, 2024

We have served as the Company’s auditor since 2013.

This page intentionally left blank.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2023	2022	2021
	(Thousands of dollars, except per share amounts)

Total revenues	$2,371,990	$2,578,005	$1,808,597

Cost of natural gas	1,134,510	1,459,087	775,006

Operating expenses
Operations and maintenance	508,399	472,265	449,676
Depreciation and amortization	279,830	228,479	207,233
General taxes	71,661	68,217	66,424
Total operating expenses	859,890	768,961	723,333
Operating income	377,590	349,957	310,258
Other income (expense), net	9,476	(4,183)	(3,207)
Interest expense, net	(115,339)	(77,506)	(60,301)
Income before income taxes	271,727	268,268	246,750
Income taxes	(40,495)	(46,526)	(40,316)
Net income	$231,232	$221,742	$206,434

Earnings per share
Basic	$4.16	$4.09	$3.85
Diluted	$4.14	$4.08	$3.85

Average shares (thousands)
Basic	55,600	54,207	53,575
Diluted	55,860	54,338	53,674

Dividends declared per share of stock	$2.60	$2.48	$2.32

See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2023	2022	2021
	(Thousands of dollars)
Net income	$231,232	$221,742	$206,434
Other comprehensive income, net of tax
Change in pension and other postemployment benefit plan liability, net of tax of $140, $(1,705), and $(379), respectively	(478)	5,823	1,250
Total other comprehensive income (loss), net of tax	(478)	5,823	1,250
Comprehensive income	$230,754	$227,565	$207,684
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
Assets	(Thousands of dollars)
Property, plant and equipment
Property, plant and equipment	$8,468,967	$7,834,557
Accumulated depreciation and amortization	2,333,755	2,205,717
Net property, plant and equipment	6,135,212	5,628,840
Current assets
Cash and cash equivalents	18,835	9,681
Restricted cash and cash equivalents	20,552	8,446
Total cash, cash equivalents and restricted cash and cash equivalents	39,387	18,127
Accounts receivable, net	347,864	553,834
Materials and supplies	77,649	70,873
Natural gas in storage	187,097	269,205
Regulatory assets	75,308	275,572
Other current assets	37,899	29,997
Total current assets	765,204	1,217,608
Goodwill and other assets
Regulatory assets	287,906	330,831
Securitized intangible asset, net	293,619	323,838
Goodwill	157,953	157,953
Other assets	131,100	117,326
Total goodwill and other assets	870,578	929,948
Total assets	$7,770,994	$7,776,396
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS
(Continued)
	December 31,	December 31,
	2023	2022
Equity and Liabilities	(Thousands of dollars)
Equity and long-term debt
Common stock, $0.01 par value: authorized 250,000,000 shares; issued and outstanding 56,545,924 shares at December 31, 2023; issued and outstanding 55,349,954 shares at December 31, 2022	$565	$553
Paid-in capital	2,028,755	1,932,714
Retained earnings	737,739	651,863
Accumulated other comprehensive loss	(1,182)	(704)
Total equity	2,765,877	2,584,426
Other long-term debt, excluding current maturities, net of issuance costs	1,877,895	2,352,400
Securitized utility tariff bonds, excluding current maturities, net of issuance costs	282,506	309,343
Total long-term debt, excluding current maturities, net of issuance costs	2,160,401	2,661,743
Total equity and long-term debt	4,926,278	5,246,169
Current liabilities
Current maturities of other long-term debt	772,984	12
Current maturities of securitized utility tariff bonds	27,430	20,716
Notes payable	88,500	552,000
Accounts payable	278,056	360,493
Accrued taxes other than income	68,793	78,352
Regulatory liabilities	66,901	47,867
Customer deposits	62,187	57,854
Other current liabilities	112,370	72,125
Total current liabilities	1,477,221	1,189,419
Deferred credits and other liabilities
Deferred income taxes	752,068	698,456
Regulatory liabilities	500,478	529,441
Employee benefit obligations	20,265	19,587
Other deferred credits	94,684	93,324
Total deferred credits and other liabilities	1,367,495	1,340,808
Commitments and contingencies
Total liabilities and equity	$7,770,994	$7,776,396
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2023	2022	2021
	(Thousands of dollars)
Operating activities
Net income	$231,232	$221,742	$206,434
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	279,830	228,479	207,233
Deferred income taxes	24,773	(22,034)	43,449
Share-based compensation expense	12,184	10,741	10,498
Provision for doubtful accounts	9,698	6,003	9,131
Proceeds from government securitization of winter weather event costs	197,366	1,330,582	—
Changes in assets and liabilities:
Accounts receivable	196,272	(213,656)	(57,902)
Materials and supplies	(6,776)	(15,981)	(2,126)
Natural gas in storage	82,108	(89,559)	(85,700)
Asset removal costs	(62,023)	(47,032)	(49,029)
Accounts payable	(90,046)	85,915	107,207
Accrued taxes other than income	(9,559)	11,317	3,235
Customer deposits	4,333	(4,600)	(5,574)
Regulatory assets and liabilities - current	7,249	52,417	(1,562,574)
Regulatory assets and liabilities - noncurrent	38,869	53,992	(367,210)
Other assets and liabilities - current	26,070	(23,377)	18,461
Other assets and liabilities - noncurrent	(2,048)	(14,107)	(11,190)
Cash provided by (used in) operating activities	939,532	1,570,842	(1,535,657)
Investing activities
Capital expenditures	(666,634)	(609,486)	(495,246)
Other investing expenditures	(8,508)	(8,632)	(7,554)
Other investing receipts	5,499	4,008	1,717
Cash used in investing activities	(669,643)	(614,110)	(501,083)
Financing activities
Borrowings (repayments) of notes payable, net	(463,500)	58,000	75,775
Issuance of other long-term debt, net of discounts	299,583	297,591	2,498,895
Issuance of securitized utility tariff bonds, net of discounts	—	335,931	—
Long-term debt financing costs	(2,508)	(8,567)	(35,110)
Issuance of common stock	85,259	133,711	26,662
Repayment of other long-term debt	—	(1,627,000)	(400,000)
Repayment of securitized utility tariff bonds	(20,716)	—
Dividends paid	(144,094)	(133,954)	(123,912)
Tax withholdings related to net share settlements of stock compensation	(2,653)	(3,169)	(4,711)
Cash provided by (used in) financing activities	(248,629)	(947,457)	2,037,599
Change in cash, cash equivalents, restricted cash and restricted cash equivalents	21,260	9,275	859
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	18,127	8,852	7,993
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$39,387	$18,127	$8,852
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$80,726	$84,871	$70,066
Cash paid (received) for income taxes, net	$20,844	$67,421	$(10,809)
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock Issued	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity
	(Shares)	(Thousands of dollars)

January 1, 2021	53,166,733	$532	$1,756,921	$483,635	$(7,777)	$2,233,311
Net income	—	—	—	206,434	—	206,434
Other comprehensive income	—	—	—	—	1,250	1,250
Common stock issued and other	466,477	4	32,445	—	—	32,449
Common stock dividends - $2.32 per share	—	—	996	(124,908)	—	(123,912)
December 31, 2021	53,633,210	536	1,790,362	565,161	(6,527)	2,349,532
Net income	—	—	—	221,742	—	221,742
Other comprehensive income	—	—	—	—	5,823	5,823
Common stock issued and other	1,716,744	17	141,266	—	—	141,283
Common stock dividends - $2.48 per share	—	—	1,086	(135,040)	—	(133,954)
December 31, 2022	55,349,954	553	1,932,714	651,863	(704)	2,584,426
Net income	—	—	—	231,232	—	231,232
Other comprehensive income	—	—	—	—	(478)	(478)
Common stock issued and other	1,195,970	12	94,779	—	—	94,791
Common stock dividends - $2.60 per share	—	—	1,262	(145,356)	—	(144,094)
December 31, 2023	56,545,924	$565	$2,028,755	$737,739	$(1,182)	$2,765,877
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The consolidated financial statements include the accounts of our natural gas distribution business as set forth in “Organization and Nature of Operations” below. All significant balances and transactions between our subsidiaries have been eliminated.

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

In 2023, 2022 and 2021, we had no single external customer from which we received 10 percent or more of our gross revenues.

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

For deliveries of natural gas, customers are billed on a monthly cycle. We recognize revenues upon the delivery of natural gas or services rendered to customers. The billing cycles for customers do not necessarily coincide with the accounting periods used for financial reporting purposes. We accrue unbilled revenues for natural gas that has been delivered but not yet billed at the end of an accounting period. We use the invoice method practical expedient, where we recognize revenue for volumes delivered for which we have a right to invoice. Our estimate of accrued unbilled revenue is based on a percentage estimate of amounts unbilled each month, which is dependent upon a number of factors, some of which require management’s judgment. These factors include customer consumption patterns and the impact of weather on usage. The accrued unbilled natural gas sales revenue is included in accounts receivable on our consolidated balance sheets.

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

Cost of Natural Gas - Cost of natural gas includes commodity purchases, fuel, storage, transportation, financial derivatives, and other gas purchase costs recovered through our cost of natural gas regulatory mechanisms and does not include an allocation of general operating costs or depreciation and amortization. These cost of natural gas regulatory mechanisms provide a method of recovering natural gas costs on an ongoing basis without a profit. See Note 3 for additional discussion of purchased gas cost recoveries.

Cash, Cash Equivalents and Restricted Cash and Restricted Cash Equivalents - Cash equivalents and restricted cash equivalents consist of highly liquid investments, which are readily convertible into cash and have original maturities of three months or less. Restricted cash consists of funds that are contractually or legally restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our consolidated balance sheets. Restricted cash and restricted cash equivalents accounts were established for payment of Securitized Utility Tariff Bond issuance costs and payment of debt service on those bonds.

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

See Note 14 for additional information regarding our property, plant and equipment.

Accounts Receivable, Net - Accounts receivable represent valid claims against nonaffiliated customers for natural gas sold or services rendered. We assess the creditworthiness of our customers. Those customers who do not meet minimum standards may be required to provide security, including deposits and other forms of collateral, when appropriate and allowed by our tariffs. With approximately 2.3 million customers across three states, we are not exposed materially to a concentration of credit risk. We maintain an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, consideration of the current environment and other information. We recover natural gas costs related to accounts written off when they are deemed uncollectible through the purchased-gas cost adjustment mechanisms in each of our jurisdictions. At December 31, 2023 and 2022, our allowance for doubtful accounts was $16.1 million and $16.7 million, respectively.

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

Derivatives and Risk Management Activities - We record all derivative instruments at fair value, with the exception of certain commodity purchase contracts for which we have chosen the normal purchase normal sale election as they are expected to result in physical delivery. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it, or if regulatory requirements impose a different accounting treatment.

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

See Note 16 for additional information regarding our economic hedging activities using derivatives.

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

Determining the appropriate classification of our fair value measurements within the fair value hierarchy requires management’s judgment regarding the degree to which market data is observable or corroborated by observable market data. We categorize derivatives for which fair value is determined using multiple inputs within a single level, based on the lowest level input that is significant to the fair value measurement in its entirety. See Note 16 for additional information regarding our fair value measurements.

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

Our goodwill impairment analysis performed in 2023 and 2022 utilized a qualitative assessment and did not result in any impairment indicators, nor did our analysis reflect our reporting unit at risk. Subsequent to July 1, 2023, no event has occurred indicating that it is more likely than not that our fair value is less than the carrying value of our net assets.

We assess our long-lived assets for impairment whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. An impairment is indicated if the carrying amount of a long-lived asset exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. If an impairment is indicated, we record an impairment loss equal to the difference between the carrying value and the fair value of the long-lived asset. We determined that there were no material asset impairments in 2023, 2022 or 2021.

Securitized Intangible Asset - On November 18, 2022, KGSS-I acquired the Securitized Utility Tariff Property from Kansas Gas Service for $327.4 million. The Securitized Utility Tariff Property is classified as a securitized intangible asset on our consolidated balance sheets. This securitized intangible asset will be amortized over 10 years, the estimated period needed to collect the required amounts from Kansas Gas Service’s customers to service the Securitized Utility Tariff Bonds. The amortization expense related to the securitized intangible asset will be included in depreciation and amortization expense in our consolidated statements of income. For the years ended December 31, 2023 and 2022, we recorded $30.2 million and $3.5 million, respectively, of amortization expense related to the securitized intangible asset. At the end of its life, this securitized intangible asset will have no residual value. See Note 5 for additional information about the Securitized Utility Tariff Bonds and Notes 3 and 7 for additional information about the securitization transactions.

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

Should recovery cease due to regulatory actions, certain of these assets may no longer meet the criteria for recognition and accordingly, a write-off of regulatory assets and stranded costs may be required. There were no write-offs of regulatory assets resulting from the failure to meet the criteria for capitalization during 2023, 2022 and 2021.

See Note 3 for additional information regarding our regulatory assets and liabilities.

Pension and Other Postemployment Employee Benefits - We have defined benefit pension plans covering eligible employees, all of which are closed to new participants. We also sponsor welfare plans that provide other postemployment medical and life insurance benefits to eligible employees who retire with at least five years of service. To calculate the costs and liabilities related to our plans, we utilize an outside actuarial consultant, which uses statistical and other factors to anticipate future events. These factors include assumptions about the discount rate, expected return on plan assets, rate of future compensation increases, age and mortality and employment periods. We use tables issued by the Society of Actuaries to estimate mortality rates. In determining the projected benefit obligations and costs, assumptions can change from period to period and may result in material changes in the cost and liabilities we recognize.

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

A valuation allowance for deferred income tax assets is recognized when it is more likely than not that some or all of the benefit from the deferred income tax asset will not be realized. To assess that likelihood, we use estimates and judgment regarding our future taxable income, as well as the jurisdiction in which such taxable income is generated, to determine whether a valuation allowance is required. Such evidence can include our current financial position, our results of operations, both actual and forecasted, the reversal of deferred income tax liabilities, as well as the current and forecasted business economics of our industry. We had no valuation allowance at December 31, 2023 and 2022.

We utilize a more-likely-than-not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that is taken or expected to be taken in a tax return. We reflect penalties and interest as part of income tax expense as they become applicable for tax provisions that do not meet the more-likely-than-not recognition threshold and measurement attribute. There were no material uncertain tax positions at December 31, 2023 and 2022.

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

For financial reporting purposes, if the removal costs collected have exceeded our removal costs incurred, we estimate a regulatory liability using current rates since the last general rate order in each of our jurisdictions. At December 31, 2023 and 2022, we have not recorded a regulatory liability, as our removal costs incurred have exceeded amounts collected through our depreciation rates. Significant uncertainty exists regarding the recording of these regulatory liabilities, pending, among other issues, clarification of regulatory intent. We continue to monitor the regulatory requirements, and any future regulatory liabilities incurred may be adjusted as more information is obtained. To the extent these estimated liabilities are adjusted, such amounts will be reclassified between accumulated depreciation and amortization and regulatory liabilities on our balance sheet and therefore will not have an impact on earnings.

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

Recently Issued Accounting Standards Update - In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which will enhance annual income tax disclosures to address investor requests for more information about the tax risks and opportunities present in an entity’s operations. The amendments require disclosure of additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate (the rate reconciliation) for federal, state, and foreign income taxes. They also require greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. In addition to new disclosures associated with the rate reconciliation, the amendments in this update require information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. The amendments in this update are effective for annual periods beginning after December 15, 2023, and early adoption is permitted. We are currently assessing the timing and impacts of adopting this standard.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which will improve annual and interim reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendment enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. The amendments in this update are effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024. Early adoption is permitted. We are currently assessing the timing and impacts of adopting this standard.

In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance,” which will require disclosure about government assistance in the notes to the financial statements. The amendment requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy, including information about the nature of the transactions and the related accounting policy used to account for the transactions, the line items on the balance sheet and income statement that are affected by the transactions and the significant terms and conditions of the transactions, including commitments and contingencies. The amendment became effective for us beginning January 1, 2022. As the guidance is related only to disclosures in the notes to the financial statements, it did not impact our financial position, results of operations or cash flows. See Note 3 for additional discussion regarding our securitization transactions with the Oklahoma and Texas governments that are accounted for by applying a grant accounting model by analogy.

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

2.    REVENUE

The following table sets forth our revenues disaggregated by source for the periods indicated:

	Years Ended December 31,
	2023	2022	2021
	(Thousands of dollars)
Natural gas sales to customers	$2,141,908	$2,410,048	$1,652,566
Transportation revenues	132,945	125,951	118,492
Securitization customer charges (Note 17)	48,677	5,769	—
Miscellaneous revenues	22,791	19,850	16,757
Total revenues from contracts with customers	2,346,321	2,561,618	1,787,815
Other revenues - natural gas sales related	12,764	3,403	9,650
Other revenues	12,905	12,984	11,132
Total other revenues	25,669	16,387	20,782
Total revenues	$2,371,990	$2,578,005	$1,808,597

Accrued unbilled natural gas sales revenues at December 31, 2023 and December 31, 2022, were $191.4 million and $269.5 million, respectively, and are included in accounts receivable on our consolidated balance sheets.

3.    REGULATORY ASSETS AND LIABILITIES

The tables below present a summary of regulatory assets and liabilities, net of amortization, for the periods indicated:

		December 31, 2023
	Remaining Recovery Period	Current	Noncurrent	Total
		(Thousands of dollars)
Winter weather event costs	(a)	$22,633	$21,495	$44,128
Under-recovered purchased-gas costs	1 year	10,391	—	10,391
Pension and postemployment benefit costs	See Note 11	6,379	228,092	234,471
Reacquired debt costs	6 years	723	2,712	3,435
MGP remediation costs	15 years	98	31,893	31,991
Ad-valorem tax	1 year	14,533	—	14,533
WNA	1 year	11,404	—	11,404
Customer credit deferrals	1 year	6,184	—	6,184
Other	1 to 18 years	2,963	3,714	6,677
Total regulatory assets, net of amortization		75,308	287,906	363,214
Income tax rate changes	(a)	—	(500,478)	(500,478)
Over-recovered purchased-gas costs	1 year	(66,901)	—	(66,901)
Total regulatory liabilities		(66,901)	(500,478)	(567,379)
Net regulatory assets and liabilities		$8,407	$(212,572)	$(204,165)
(a) Recovery period varies by jurisdiction. See discussion below for additional information regarding our regulatory assets related to winter weather event costs and regulatory liabilities related to federal income tax rate changes.

		December 31, 2022
	Remaining Recovery Period	Current	Noncurrent	Total
		(Thousands of dollars)
Winter weather event costs	(a)	$221,926	$36,291	$258,217
Under-recovered purchased-gas costs	1 year	19,755	—	19,755
Pension and postemployment benefit costs	See Note 11	—	258,257	258,257
Reacquired debt costs	6 years	812	3,347	4,159
MGP remediation costs	15 years	98	29,743	29,841
Ad-valorem tax	1 year	13,359	—	13,359
WNA	1 year	8,474	—	8,474
Customer credit deferrals	1 year	9,504	—	9,504
Other	1 to 18 years	1,644	3,193	4,837
Total regulatory assets, net of amortization		275,572	330,831	606,403
Pension and other postemployment benefit costs	See Note 11	(8,228)	—	(8,228)
Income tax rate changes	(a)	—	(529,441)	(529,441)
Over-recovered purchased-gas costs	1 year	(39,639)	—	(39,639)
Total regulatory liabilities		(47,867)	(529,441)	(577,308)
Net regulatory assets and liabilities		$227,705	$(198,610)	$29,095
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

Oklahoma - In August 2022, the ODFA completed the issuance of $1.4 billion in ratepayer-backed bonds with varying scheduled final maturities over 30 years, consistent with the OCC financing order. The bonds are limited and special revenue obligations of the ODFA, payable solely from the securitization bond collateral and are not an obligation of Oklahoma Natural Gas or any of its affiliates.

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

Kansas - In November 2022, KGSS-I issued $336 million of 5.486 percent Securitized Utility Tariff Bonds. KGSS-I used the proceeds from the issuance to purchase the Securitized Utility Tariff Property from Kansas Gas Service, pay for debt issuance costs, and reimburse Kansas Gas Service for upfront securitization costs paid by Kansas Gas Service on behalf of KGSS-I. See Notes 1 and 5 for additional information about the Securitized Utility Tariff Bonds and Note 17 for additional information about the securitization transaction in Kansas.

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

At December 31, 2023, Texas Gas Service had deferred approximately $26.6 million in extraordinary costs associated with Winter Storm Uri attributable to its former West Texas service area. Pursuant to the approved settlement order, Texas Gas Service began collecting the extraordinary costs, including carrying costs, from those customers in January 2022.

GAAP does not provide comprehensive recognition and measurement guidance for many forms of government assistance received by business entities. Accordingly, we have accounted for the proceeds received from the ODFA and TNG Corporation by analogy to International Accounting Standards No. 20, “Accounting for Government Grants and Disclosure of Government Assistance” consistent with a grant related to income. The proceeds received and the corresponding recognition of the deferred regulatory asset have been reflected in cost of natural gas in our consolidated statements of income. As the proceeds reflect the recovery of our winter weather event regulatory asset, there was no material impact to earnings.

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

See Note 15 for additional information regarding our regulatory assets for MGP remediation costs.

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

The customer credit deferrals and the noncurrent regulatory liability for income tax rate changes represents deferral of the effects of enacted federal and state income tax rate changes on our ADIT and the effects of these changes on our rates. See Note 12 for additional information regarding the impact of income tax rate changes.

Recovery through rates resulted in amortization of regulatory assets of approximately $14.7 million, $9.4 million and $5.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. At December 31, 2023, our total debt-to-capital ratio was 52 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement. We may reduce the unutilized portion of the ONE Gas Credit Agreement in whole or in part without premium or penalty. The ONE Gas Credit Agreement contains customary events of default. Upon the occurrence of certain events of default, the obligations under the ONE Gas Credit Agreement may be accelerated and the commitments may be terminated.

At December 31, 2023, we had $1.4 million in letters of credit issued and no borrowings under the ONE Gas Credit Agreement, with approximately $1.2 billion of remaining credit, which is available to repay our commercial paper borrowings.

In November 2023, we increased the capacity of our commercial paper program to $1.2 billion from $1.0 billion.

Under our commercial paper program, we may issue unsecured commercial paper up to a maximum amount of $1.2 billion to fund short-term borrowing needs. The maturities of the commercial paper vary but may not exceed 270 days from the date of issue. Commercial paper is generally sold at par less a discount representing an interest factor. At December 31, 2023 and December 31, 2022, we had $88.5 million and $552.0 million of commercial paper outstanding with a weighted-average interest rate of 5.60 percent and 4.75 percent, respectively.

5.    LONG-TERM DEBT

The table below presents a summary of our long-term debt outstanding for the periods indicated:

	Interest rate at December 31, 2023	December 31, 2023	December 31, 2022
		(Thousands of dollars)
Senior Notes due:
February 2024	3.610%	$300,000	$300,000
March 2024	1.100%	473,000	473,000
April 2029	5.100%	300,000	—
May 2030	2.000%	300,000	300,000
September 2032	4.250%	300,000	300,000
February 2044	4.658%	600,000	600,000
November 2048	4.500%	400,000	400,000
Total Senior Notes		2,673,000	2,373,000
KGSS-I Securitized Utility Tariff Bonds	5.486%	315,284	336,000
Other	8.000%	1,238	1,250
Unamortized discounts on long-term debt		(7,615)	(7,636)
Debt issuance costs (a)		(21,092)	(20,143)
Total long-term debt, net		2,960,815	2,682,471
Less: current maturities of securitized utility tariff bonds, net		27,430	20,716
Less: current maturities of other long-term debt, net		772,984	12
Noncurrent portion of long-term debt, net		$2,160,401	$2,661,743
(a) Includes issuance costs for the KGSS-I Securitized Utility Tariff Bonds of $5.3 million and $5.9 million, respectively.

Senior Notes - In December 2023, we issued $300 million of 5.10 percent senior notes due April 2029. The proceeds from the issuance were used to repay amounts outstanding under our commercial paper program and for general corporate purposes.

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

Depending on the series, we may redeem our Senior Notes at par, plus accrued and unpaid interest to the redemption date, starting three months or six months before their maturity dates. Prior to these dates, we may redeem these Senior Notes, in whole or in part, at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium. The redemption price will never be less than 100 percent of the principal amount of the respective Senior Note plus accrued and unpaid interest to the redemption date. The remaining $473 million of outstanding principal of our 1.10 percent senior notes due March 2024 can be called at par with a 30-day notice. Senior Notes are senior unsecured obligations, ranking equally in right of payment with all of our existing and future unsecured senior indebtedness.

Securitized Utility Tariff Bonds - On November 18, 2022, KGSS-I issued $336 million of 5.486 percent Securitized Utility Tariff Bonds. The Securitized Utility Tariff Bonds have a term of 10 years with semi-annual principal repayments that began on August 1, 2023, and an expected weighted average life of 5.5 years. The bonds are governed by an indenture between KGSS-I and the indenture trustee. The indenture contains certain covenants that restrict KGSS-I’s ability to sell, transfer, convey, exchange, or otherwise dispose of its assets. See Notes 3 and 17 for additional discussion of the securitization transactions.

The KGSS-I Securitized Utility Tariff Bonds are governed by an indenture between KGSS-I and the indenture trustee. The indenture contains certain covenants that restrict KGSS-I’s ability to sell, transfer, convey, exchange, or otherwise dispose of its assets. See Note 17 for additional discussion of the Kansas securitization transaction.

6.    LEASES

We have operating leases for office facilities, gas storage facilities, IT equipment and right-of-way contracts. Our leases have remaining lease terms of 1 to 6 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within specified time frames. We have not entered into any finance leases.
Our right-of-use asset is $21.0 million and $23.3 million as of December 31, 2023 and 2022, respectively, and is reported within other assets in our consolidated balance sheets. Operating lease liabilities are reported within our other current liabilities and other liabilities in our consolidated balance sheets. Total operating lease cost including immaterial amounts attributable to short-term operating leases was $7.7 million, $7.8 million, and $8.2 million in 2023, 2022 and 2021, respectively.
In 2023, we reassessed certain operating leases for office facilities and IT equipment which were extended or modified, resulting in an increase of $3.9 million in our right-of-use asset and operating lease liability.

	Year Ended
	December 31,
Other information related to operating leases	2023	2022	2021
	(Millions of dollars)
Weighted-average remaining lease term	4 years	5 years	6 years
Weighted-average discount rate	4.28%	4.04%	2.78%
Supplemental cash flows information
Lease payments	$(8.3)	$(8.2)	$(8.0)
Right-of-use assets obtained in exchange for lease obligations	$3.9	$0.3	$0.4

December 31,
Future minimum lease payments under non-cancellable operating leases	2023
(Millions of dollars)
2024	$6.7
2025	4.9
2026	3.3
2027	3.1
2028	2.8
Thereafter	1.4
Total future minimum lease payments	$22.2
Imputed interest	(1.9)
Total operating lease liability	$20.3

Consolidated balance sheets as of December 31, 2023
Current operating lease liability	$6.0
Long-term operating lease liability	14.3
Total operating lease liability	$20.3

7.    EQUITY

Preferred Stock - At December 31, 2023, we had 50 million, $0.01 par value, authorized shares of preferred stock available. We have not issued or established any classes or series of shares of preferred stock.

Common Stock - At December 31, 2023, we had approximately 193.5 million shares of authorized common stock available for issuance.

Equity Issuances - On December 28, 2023, we settled under forward contracts 1,032,403 shares (289,403 from forwards related to an at-the-market equity distribution agreement and 743,000 from forwards related to underwriting agreements) of our common stock for net proceeds of $79.0 million.

In December 2023, we amended the forward sale agreement we entered into in March 2023 to extend the maturity date of 657,000 shares to December 31, 2024 from December 29, 2023. The amended forward sale agreement provides for settlement on a date, or dates, to be specified at our discretion, but which will occur no later than December 31, 2024, for 1,257,000 shares of common stock.

In September 2023, we entered into an underwriting agreement and two forward sale agreements for 1.2 million and 180,000 shares of our common stock, respectively. The forward sale agreements provide for settlement on a date, or dates, to be specified at our discretion, but which will occur no later than December 31, 2024.

In June 2023, we executed forward sale agreements under our current at-the-market equity program for 926,465 shares of our common stock.

In March 2023, we entered into an underwriting agreement and a forward sale agreement for 2.0 million shares of our common stock. The forward sale agreement provided for settlement on a date, or dates, to be specified at our discretion, but which will occur no later than December 29, 2023, for 1.4 million shares of common stock and by December 31, 2024, for the remaining balance.

In February 2023, we entered into an at-the-market equity distribution agreement under which we may issue and sell shares of our common stock with an aggregate offering price up to $300 million. This at-the-market equity program replaced our previous at-the-market equity program, which began in February 2020, and expired in February 2023. Sales of common stock are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. At December 31, 2023, we had $225.5 million of equity available for issuance under the program.

The following table summarizes all of our outstanding forward sale agreements at December 31, 2023:

Maturity	Original Shares	Remaining Shares	Net Proceeds Available (in thousands)	Forward Price
December 31, 2024	926,465	926,465	$74,396	$80.30
December 31, 2024	2,000,000	1,257,000	96,709	76.94
December 31, 2024	1,200,000	1,200,000	88,823	74.02
December 31, 2024	180,000	180,000	13,315	73.97
Total forward sale agreements	4,306,465	3,563,465	$273,243	$76.68

For the year ended December 31, 2022, under our at-the-market equity distribution agreement we sold and issued 403,792 shares of our common stock for $35.0 million, generating proceeds, net of issuance costs, of $34.7 million.
For the year ended December 31, 2022, we executed forward sale agreements related to our at-the-market equity distribution agreement for 1,451,474 shares of our common stock. On December 30, 2022, we settled forward sales agreements with respect to 1,162,071 shares of our common stock for net proceeds of $93.8 million.

Dividends Declared - For the years ended December 31, 2023 and 2022, we declared and paid dividends of $2.60 per share ($0.65 per share quarterly) and $2.48 per share ($0.62 per share quarterly), respectively. In January 2024, we declared a dividend of $0.66 per share ($2.64 per share on an annualized basis) for shareholders of record as of February 23, 2024, payable on March 8, 2024.

8.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the balance in accumulated other comprehensive loss for the periods indicated:

Accumulated Other Comprehensive Income (Loss)
(Thousands of dollars)
January 1, 2022	$(6,527)
Pension and other postemployment benefit plans obligations
Other comprehensive income before reclassification, net of tax of $(1,669)	5,701
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of $(36)	122
Other comprehensive income	5,823
December 31, 2022	(704)
Pension and other postemployment benefit plans obligations
Other comprehensive loss before reclassification, net of tax of $140	(479)
Amounts reclassified from accumulated other comprehensive income, net of tax of $—	1
Other comprehensive loss	(478)
December 31, 2023	$(1,182)

The following table sets forth the effect of reclassifications from accumulated other comprehensive loss in our consolidated statements of income for the periods indicated:

	Years Ended			Affected Line Item in the
Details About Accumulated Other	December 31,			Consolidated Statements
Comprehensive Loss Components	2023	2022	2021	of Income
	(Thousands of dollars)
Pension and other postemployment benefit plan obligations (a)
Amortization of net loss	$1,960	$17,010	$45,896
Amortization of unrecognized prior service cost	525	289	(279)
	2,485	17,299	45,617
Regulatory adjustments (b)	(2,484)	(17,141)	(44,055)
	1	158	1,562	Income before income taxes
	—	(36)	(390)	Income tax expense
Total reclassifications for the period	$1	$122	$1,172	Net income
(a) These components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note 11 for additional detail of our net periodic benefit cost.
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

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Year Ended December, 31, 2023
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$231,232	55,600	$4.16
Diluted EPS Calculation
Effect of dilutive securities	—	260
Net income available for common stock and common stock equivalents	$231,232	55,860	$4.14

	Year Ended December, 31, 2022
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$221,742	54,207	$4.09
Diluted EPS Calculation
Effect of dilutive securities	—	131
Net income available for common stock and common stock equivalents	$221,742	54,338	$4.08

	Year Ended December, 31, 2021
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$206,434	53,575	$3.85
Diluted EPS Calculation
Effect of dilutive securities	—	99
Net income available for common stock and common stock equivalents	$206,434	53,674	$3.85

10.    SHARE-BASED PAYMENTS

The ECP provides for the granting of stock-based compensation, including incentive stock options, nonstatutory stock options, stock bonus awards, restricted stock awards, restricted stock unit awards, performance stock awards and performance unit awards to eligible employees and the granting of stock awards to non-employee directors. At December 31, 2023, we have 4.3 million shares of common stock reserved for issuance under the ECP. At December 31, 2023, we had approximately 1.8 million shares available for issuance under the ECP, which reflect shares issued and estimated shares expected to be issued upon vesting of outstanding awards granted under the plan, less forfeitures. The plan allows for the deferral of awards granted in stock or cash, in accordance with the Code section 409A requirements.

Compensation expense for our ECP share-based payment plans was $7.8 million, net of tax benefits of $2.6 million, for 2023, $6.8 million, net of tax benefits of $2.3 million, for 2022, and $7.5 million, net of tax benefits of $2.5 million, for 2021.

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

Restricted Stock Unit Award Activity

Total unrecognized compensation expense related to the nonvested restricted stock unit awards was $4.0 million and $3.7 million as of December 31, 2023 and 2022, respectively, which is expected to be recognized over a weighted-average period of 1.8 years. The following tables set forth activity and various statistics for restricted stock unit awards outstanding under the respective plans for the period indicated:

	Number of Units	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2022	116,633	$79.32
Granted	48,841	$81.79
Vested	(31,328)	$90.94
Forfeited	(7,198)	$77.65
Nonvested at December 31, 2023	126,948	$77.50

	2023	2022	2021
Weighted-average grant date fair value (per share)	$81.79	$76.96	$72.69
Fair value of shares granted (thousands of dollars)	$3,995	$4,342	$3,660

For the years ended December 31, 2023, 2022 and 2021, the fair value of restricted stock vested was $2.8 million, $2.9 million, and $3.4 million, respectively.

Performance Stock Unit Award Activity

Total unrecognized compensation expenses related to the nonvested performance stock unit awards was $9.7 million and $8.0 million as of December 31, 2023 and 2022, respectively, which is expected to be recognized over a weighted-average period of 1.8 years. The following tables set forth activity and various statistics related to our performance stock unit awards and the assumptions used by us in the valuations of the 2023, 2022 and 2021 grants at the grant date:

	Number of Units	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2022	214,537	$92.47
Granted	95,474	$105.74
Vested	(50,188)	$102.77
Forfeited	(12,497)	$97.91
Nonvested at December 31, 2023	247,326	$95.23

	2023	2022	2021
Volatility (a)	29.20%	34.00%	32.70%
Dividend yield	3.18%	3.22%	3.19%
Risk-free interest rate (b)	4.37%	1.65%	0.20%
(a) - Volatility based on historical volatility over three years using daily stock price observations of our peer utilities.
(b) - Using 3-year treasury rate.

	2023	2022	2021
Weighted-average grant date fair value (per share)	$105.74	$95.80	$82.51
Fair value of shares granted (thousands of dollars)	$10,095	$8,360	$8,860

For the years ended December 31, 2023, 2022 and 2021, the fair value of performance stock vested was $3.7 million, $5.2 million, and $7.2 million, respectively.

Employee Stock Purchase Plan

We have reserved a total of 1.25 million shares of common stock for issuance under our ESPP. Employees can choose to have up to 10 percent of their annual base pay withheld to purchase our common stock, subject to terms and limitations of the plan. The purchase price of the stock is 85 percent of the lower of the average market price of our common stock on the grant date or exercise date. Approximately 45 percent, 42 percent and 44 percent of employees participated in the plan in 2023, 2022 and 2021, respectively. For the years ended December 31, 2023, 2022 and 2021, employees purchased 108,875, 86,657, and 89,240 shares, respectively, at an average price of $58.98, $65.21 and $63.41, respectively.

Compensation expense related to our ESPP, before taxes, was $1.2 million, $1.1 million and $1.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

11.    EMPLOYEE BENEFIT PLANS

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

Actuarial Assumptions - The following table sets forth the weighted-average assumptions used to determine benefit obligations for pension and postemployment benefits for the periods indicated:

	December 31,
	2023	2022
Discount rate - pension plans	5.30%	5.60%
Discount rate - other postemployment plans	5.40%	5.70%
Compensation increase rate	3.50% - 4.30%	3.60% - 5.00%

The following table sets forth the weighted-average assumptions used by us to determine the periodic benefit costs for pension and postemployment benefits for the periods indicated:

	Years Ended December 31,
	2023	2022	2021
Discount rate - pension plans	5.60%	3.05%/4.55% (a)	2.80%
Discount rate - other postemployment plans	5.70%	3.00%	2.70%
Expected long-term return on plan assets - pension plans	6.75%	6.40%	7.15%
Expected long-term return on plan assets - other postemployment plans	5.55%	5.85%	7.50%
Compensation increase rate	3.60% - 5.00%	3.10% - 5.00%	3.10% - 3.90%
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

We capitalize all eligible service cost and non-service cost components pursuant to the accounting requirements of ASC Topic 980 (Regulated Operations) for rate-regulated entities, as these costs are authorized by our regulators to be included in capitalized costs. Noncurrent regulatory assets in our consolidated balance sheets reflect the capitalized non-service cost components of $2.2 million and $2.8 million as of December 31, 2023 and 2022, respectively. See Note 3 for additional information.

Obligations and Funded Status - The following table sets forth our defined benefit pension and other postemployment benefit plans, benefit obligations and fair value of plan assets for the periods indicated:

	Pension Benefits		Other Postemployment Benefits
	December 31,		December 31,
	2023	2022	2023	2022
Changes in Benefit Obligation	(Thousands of dollars)
Benefit obligation, beginning of period	$784,633	$1,049,990	$168,342	$222,806
Service cost	7,242	10,369	730	1,274
Interest cost	42,428	36,150	9,154	6,448
Plan participants’ contributions	—	—	2,823	3,035
Actuarial loss (gain)	23,015	(259,261)	(5,551)	(48,609)
Benefits paid	(53,713)	(55,326)	(16,963)	(16,612)
Plan amendments	—	2,711	—	—
Benefit obligation, end of period	$803,605	$784,633	158,535	$168,342

Change in Plan Assets
Fair value of plan assets, beginning of period	$768,961	$1,013,244	$181,877	$231,994
Actual return (loss) on plan assets	78,827	(190,484)	11,325	(38,432)
Employer contributions	1,306	1,527	2,546	1,892
Plan participants’ contributions	—	—	2,823	3,035
Benefits paid	(53,713)	(55,326)	(16,963)	(16,612)
Fair value of assets, end of period	795,381	768,961	181,608	181,877
Benefit Asset (Obligation), net at December 31	$(8,224)	$(15,672)	$23,073	$13,535

Other noncurrent assets	$13,409	$5,267	$23,073	$13,535
Current liabilities	(1,368)	(1,352)	—	—
Noncurrent liabilities	(20,265)	(19,587)	—	—
Benefit Asset (Obligation), net at December 31	$(8,224)	$(15,672)	$23,073	$13,535

The accumulated benefit obligation for our defined benefit pension plans was $772.1 million and $746.8 million at December 31, 2023 and 2022, respectively.

For the years ended December 31, 2023 and 2022, the pension benefit obligations experienced actuarial losses and gains of $23.0 million and $259.3 million, respectively, primarily due to the impact of increases in the discount rates used to calculate the benefit obligations.

In 2024, our contributions are expected to be $1.4 million to our defined benefit pension plans, and no contributions are expected to be made to our other postemployment benefit plans.

The following tables set forth the components of net periodic benefit cost for our pension and other postemployment benefit plans for the periods indicated:

	Pension Benefits
	Year Ended December 31,
	2023	2022	2021
	(Thousands of dollars)
Components of net periodic benefit cost (credit)
Service cost	$7,242	$10,369	$13,811
Interest cost (a)	42,428	36,150	29,458
Expected return on assets (a)	(59,518)	(58,528)	(62,382)
Amortization of unrecognized prior service cost (a)	372	248	—
Amortization of net loss (a)	2,008	16,793	45,523
Net periodic benefit cost (credit)	$(7,468)	$5,032	$26,410
(a) These amounts, net of any amounts capitalized as a regulatory asset, have been recognized as other income (expense), net in the consolidated statement of income. See Note 13 for additional detail for our other income (expense), net.

	Other Postemployment Benefits
	Year Ended December 31,
	2023	2022	2021
	(Thousands of dollars)
Components of net periodic benefit cost (credit)
Service cost	$730	$1,274	$1,587
Interest cost (a)	9,154	6,448	6,251
Expected return on assets (a)	(9,728)	(13,181)	(16,807)
Amortization of unrecognized prior service cost (credit) (a)	153	41	(279)
Amortization of net (gain) loss (a)	(48)	217	373
Net periodic benefit cost (credit)	$261	$(5,201)	$(8,875)
(a) These amounts, net of any amounts capitalized as a regulatory asset, have been recognized as other income (expense), net in the consolidated statement of income. See Note 13 for additional detail for our other income (expense), net.

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

Other Comprehensive Income (Loss) - The following table sets forth the amounts recognized in other comprehensive income (loss), net of regulatory deferrals, related to our defined benefit pension benefits for the period indicated:

	Pension Benefits
	Year Ended December 31,
	2023	2022	2021
	(Thousands of dollars)
Net gain (loss) arising during the period	$(619)	$7,369	$67
Amortization of loss	1	159	1,562
Deferred income taxes	140	(1,705)	(379)
Total recognized in other comprehensive income (loss)	$(478)	$5,823	$1,250

Due to our regulatory deferrals, there were no amounts recognized in other comprehensive income (loss) related to our other postemployment benefits for the periods presented.

The tables below set forth the amounts in accumulated other comprehensive loss that had not yet been recognized as components of net periodic benefit expense for the periods indicated:

	Pension Benefits
	December 31,
	2023	2022
	(Thousands of dollars)
Prior service cost	$(2,091)	$(2,463)
Accumulated loss	(246,988)	(245,290)
Accumulated other comprehensive loss before regulatory assets	(249,079)	(247,753)
Regulatory asset for regulated entities	247,684	246,975
Accumulated other comprehensive loss after regulatory assets	(1,395)	(778)
Deferred income taxes	213	74
Accumulated other comprehensive loss, net of tax	$(1,182)	$(704)

	Other Postemployment Benefits
	December 31,
	2023	2022
	(Thousands of dollars)
Prior service cost	$—	$(153)
Accumulated loss	(1.457)	(8,557)
Accumulated other comprehensive loss before regulatory assets	(1.457)	(8,710)
Regulatory asset for regulated entities	1.457	8,710
Accumulated other comprehensive loss after regulatory assets	$—	$—

Health Care Cost Trend Rates - The following table sets forth the assumed health care cost-trend rates for the periods indicated:

	2023	2022
Health care cost-trend rate assumed for next year	6.00%	6.50%
Rate to which the cost-trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2030	2030

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

Investment-grade bonds	70.0%
U.S. large-cap equities	13.0%
Alternative investments	7.0%
Developed foreign large-cap equities	5.0%
Mid-cap equities	3.0%
Emerging markets equities	1.0%
Small-cap equities	1.0%
Total	100.0%

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

The following tables set forth our pension and other postemployment benefits plan assets by fair value category as of the measurement date:

	Pension Benefits
	December 31, 2023
Asset Category	Level 1	Level 2	Level 3	Total
	(Thousands of dollars)
Investments:
Equity securities (a)	$88,477	$—	$—	$88,477
Government obligations	—	204,669	—	204,669
Corporate obligations (b)	—	366,482	—	366,482
Cash and money market funds (c)	5,300	28,977	—	34,277
Insurance contracts and group annuity contracts	—	—	12,350	12,350
Other investments (d)	—	—	89,126	89,126
Total assets	$93,777	$600,128	$101,476	$795,381
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
(d) - This category represents alternative investments such as hedge funds and other financial instruments.

	Other Postemployment Benefits
	December 31, 2023
Asset Category	Level 1	Level 2	Level 3	Total
	(Thousands of dollars)
Investments:
Equity securities (a)	$7,031	$—	$—	$7,031
Government obligations	—	41,863	—	41,863
Corporate obligations (b)	—	38,615	—	38,615
Cash and money market funds (c)	751	13,245	—	13,996
Insurance contracts and group annuity contracts (d)	—	80,102	—	80,102
Total assets	$7,782	$173,825	$—	$181,607
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

The following tables set forth additional information regarding commitments and redemption limitations of these other investments at the periods indicated:

	December 31, 2023
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
	(in thousands)			(in days)
Grosvenor Registered Multi Limited Partnership	$40,872	$—	quarterly	65
K2 Institutional Investors II Limited Partnership	$48,254	$—	quarterly	91

	December 31, 2022
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
	(in thousands)			(in days)
Grosvenor Registered Multi Limited Partnership	$40,160	$—	quarterly	65
K2 Institutional Investors II Limited Partnership	$46,871	$—	quarterly	91

The following table sets forth the reconciliation of Level 3 fair value measurements of our pension plans for the periods indicated:

	Pension Benefits
	Insurance Contracts	Other Investments	Total
	(Thousands of dollars)
January 1, 2022	$17,301	$91,456	$108,757
Unrealized gains	1,467	—	1,467
Unrealized losses	—	(7,458)	(7,458)
Purchases	182	3,033	3,215
Settlements	(4,470)	—	(4,470)
December 31, 2022	$14,480	$87,031	$101,511
Unrealized gains	—	2,095	2,095
Unrealized losses	(618)	—	(618)
Purchases	1,562	—	1,562
Settlements	(3,074)	—	(3,074)
December 31, 2023	$12,350	$89,126	$101,476

Pension and Other Postemployment Benefit Payments - Benefit payments for our defined benefit pension and other postemployment benefit plans for the year ended December 31, 2023 were $55.3 million and $16.6 million, respectively. The following table sets forth the pension benefits and other postemployment benefits payments expected to be paid in 2023-2032:

	Pension Benefits	Other Postemployment Benefits
Benefits to be paid in:	(Thousands of dollars)
2024	$55,391	$14,127
2025	$55,988	$13,890
2026	$56,422	$13,505
2027	$56,591	$13,194
2028	$57,296	$12,848
2029 through 2033	$286,471	$59,299

The expected benefits to be paid are based on the same assumptions used to measure our benefit obligations at December 31, 2023, and include estimated future employee service.

Other Employee Benefit Plans

401(k) Plan - We have a 401(k) plan which covers all eligible employees. Employee contributions are discretionary and we match 100 percent of each participant’s eligible contribution up to 6 percent of eligible compensation, subject to certain limits. Our contributions to the plan were $16.7 million, $15.3 million and $14.3 million in 2023, 2022 and 2021, respectively.

Effective December 30, 2021, our profit sharing-plan was merged with and into our 401(k) Plan. We plan to make a profit-sharing contribution to the 401(k) Plan each quarter equal to 1 percent of each participant’s eligible compensation during the quarter. Additional discretionary profit-sharing contributions may be made at the end of each year. Our profit-sharing contributions made to the plan were $12.6 million, $10.9 million and $9.9 million in 2023, 2022 and 2021, respectively.

12.    INCOME TAXES

The following table sets forth our provision for income taxes for the periods indicated:

	Years Ended December 31,
	2023	2022	2021
	(Thousands of dollars)
Current income tax provision (benefit)
Federal	$16,551	$61,745	$(1,568)
State	(829)	6,815	(1,565)
Total current income tax provision (benefit)	15,722	68,560	(3,133)
Deferred income tax provision (benefit)
Federal	21,905	(22,234)	37,810
State	2,868	200	5,639
Total deferred income tax provision (benefit)	24,773	(22,034)	43,449
Total provision for income taxes	$40,495	$46,526	$40,316

The following table is a reconciliation of our income tax provision for the periods indicated:

	Years Ended December 31,
	2023	2022	2021
	(Thousands of dollars)
Income before income taxes	$271,727	$268,268	$246,750
Federal statutory income tax rate	21%	21%	21%
Provision for federal income taxes	57,063	56,335	51,817
State income taxes, net of federal tax benefit	3,834	7,016	4,074
Amortization of excess deferred federal income taxes	(20,565)	(17,986)	(17,289)
Amortization of excess deferred state income taxes	(1,795)	—	—
Tax (expense) benefit for employee share-based compensation	418	350	(469)
Other, net	1,540	811	2,183
Total provision for income taxes	$40,495	$46,526	$40,316

As of December 31, 2023, we have no uncertain tax positions. Changes in tax laws or tax rates are recognized in the financial reporting period that includes the enactment date.

Income tax expense reflects credits for the amortization of the regulatory liability associated with EDIT that was returned to customers of $22.4 million and $18.0 million for the years ending December 31, 2023, and 2022, respectively.

The following table sets forth the tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities for the periods indicated:

	December 31,
	2023	2022
	(Thousands of dollars)
Deferred tax assets
Employee benefits and other accrued liabilities	$—	$4,256
Regulatory adjustments for enacted tax rate changes	107,948	114,551
Net operating loss	93,255	161,320
Lease obligation basis	4,500	9,158
Purchased-gas cost adjustment	5,232	3,384
Other	—	3,014
Total deferred tax assets	210,935	295,683
Deferred tax liabilities
Excess of tax over book depreciation	822,619	792,570
Winter weather event costs	56,914	121,347
Other regulatory assets and liabilities, net	70,384	71,180
Employee benefits and other accrued liabilities	205	—
Right-of-use asset basis	4,662	9,042
Other	8,219	—
Total deferred tax liabilities	963,003	994,139
Net deferred tax liabilities	$752,068	$698,456

We deduct our purchased gas costs for federal income tax purposes in the period they are paid. As a result of the impacts from government securitization of Winter Storm Uri, we recorded a $64.4 million and $299.7 million decrease in our deferred tax liability for the years ended December 31, 2023 and 2022, respectively. At December 31, 2023, we had $87.6 million (tax effected) of federal net operating loss carryforwards and $5.7 million (tax effected) of state net operating loss carryforwards available to offset future taxable income.

We have filed our consolidated federal and state income tax returns for years 2020, 2021 and 2022. We are no longer subject to income tax examination for years prior to 2019.

13.    OTHER INCOME AND OTHER EXPENSE

The following table sets forth the components of other income and other expense for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
	(Thousands of dollars)
Net periodic benefit (cost) other than service cost	$4,017	$3,766	$(3,930)
Earnings (losses) on investments associated with nonqualified employee benefit plans	4,826	(7,197)	3,699
Other income (expense), net	633	(752)	(2,976)
Total other income (expense), net	$9,476	$(4,183)	$(3,207)

14.    PROPERTY, PLANT AND EQUIPMENT

The following table sets forth our property, plant and equipment by property type, for the periods indicated:

	December 31,	December 31,
	2023	2022
	(Thousands of dollars)
Natural gas distribution pipelines and related equipment	$6,716,074	$6,240,236
Natural gas transmission pipelines and related equipment	713,505	661,379
General plant and other	907,946	782,870
Construction work in process	131,442	150,072
Property, plant and equipment	8,468,967	7,834,557
Accumulated depreciation and amortization	(2,333,755)	(2,205,717)
Net property, plant and equipment	$6,135,212	$5,628,840

We compute depreciation expense by applying composite, straight-line rates of approximately 2.5 percent to 3.5 percent as approved by various regulatory authorities.

We recorded capitalized interest of $5.7 million, $4.5 million and $4.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. We incurred liabilities for construction work in process that had not been paid at December 31, 2023, 2022 and 2021 of $36.2 million, $28.6 million and $25.6 million, respectively. Such amounts are not included in capital expenditures or in the change of working capital items on our consolidated statements of cash flows.

15.    COMMITMENTS AND CONTINGENCIES

Leases - See Note 6 of the Notes to Consolidated Financial Statements in this Annual Report for discussion of operating leases.

Environmental Matters - We are subject to multiple laws and regulations regarding protection of the environment and natural and cultural resources, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, plant and wildlife protection, hazardous materials use, storage and transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits or the discovery of presently unknown environmental conditions may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the CAA and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during 2023, 2022 and 2021.

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

We have completed or are addressing removal of the source of soil contamination at all 12 sites and continue to monitor groundwater at seven of the 12 sites according to plans approved by the KDHE. In 2019, we completed a project to remove a source of contamination and associated contaminated materials at the twelfth site where no active soil remediation had previously occurred. In 2022, we completed a remediation project to remove a source of contamination and contaminated materials at one of the MGP sites. In June 2023, we submitted a revised draft remediation plan to the KDHE for review following receipt of agency comments and public feedback. In August 2023, the KDHE approved the remediation plan without comment. We submitted a site investigation work plan for another site and on August 27, 2023 the KDHE approved the document without comment.

We have an AAO that allows Kansas Gas Service to defer and seek recovery of costs necessary for investigation and remediation at, and nearby, these 12 former MGP sites that are incurred after January 1, 2017, up to a cap of $15.0 million, net of any related insurance recoveries. Costs approved for recovery in a future rate proceeding would then be amortized over a 15-year period. The unamortized amounts will not be included in rate base or accumulate carrying charges. Following a determination that future investigation and remediation work approved by the KDHE is expected to exceed $15.0 million, net of any related insurance recoveries, Kansas Gas Service will be required to file an application with the KCC for approval to increase the $15.0 million cap. At December 31, 2023 and 2022, we have deferred $32.0 million and $29.8 million, respectively, for accrued investigation and remediation costs pursuant to our AAO. Kansas Gas Service expects to file an application for amounts deferred in excess of the cap as soon as practicable after the KDHE approves the remediation plans we have submitted.

We also own or retain legal responsibility for certain environmental conditions at a former MGP site in Texas. At the request of the TCEQ, we began investigating the level and extent of contamination associated with the site under their Texas Risk Reduction Program. A preliminary site investigation revealed that this site contains contaminants generally associated with MGP sites and is subject to control or remediation under various environmental laws and regulations. Impacts have been identified in the soil and groundwater at the site with limited impacts observed in surrounding areas. In April 2022, we submitted a remediation work plan to address the areas impacted to the TCEQ. In August 2023, remediation activities were conducted to address the impacted area in accordance with the remediation work plan. The TCEQ requested acceptable financial assurance for the projected costs on post-response action care activities at the site. At December 31, 2023, estimated costs associated with expected remediation activities for this site are not material.

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the years ended December 31, 2023, 2022 and 2021. The reserve for remediation of our MGP sites was $14.3 million and $12.7 million at December 31, 2023 and December 31, 2022, respectively.

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

As part of regulating pipeline safety, PHMSA promulgates various regulations. In April 2016, PHMSA published a NPRM, the Safety of Gas Transmission & Gathering Lines Rule, in the Federal Register to revise pipeline safety regulations applicable to the safety of onshore natural gas transmission and gathering pipelines. Proposals included changes to pipeline integrity management requirements and other safety-related requirements, which were split into three separate rulemakings. As of December 31, 2022, all three final rules were published and the potential capital and operating expenditures associated with compliance were not material or did not apply to us.

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

16.    DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Instruments - Our derivatives are comprised of over-the-counter natural gas fixed price swaps and call options.

Swaps - At December 31, 2023, we held over-the-counter natural gas fixed-price swaps for the heating season ending March 2024, with a total notional amount of 5.1 Bcf. We did not hold any swaps at December 31, 2022.

Options - At December 31, 2023, we held natural gas call options for the heating season ending March 2024, with total notional amounts of 0.5 Bcf, for which we paid premiums of $0.5 million. At December 31, 2022, we held purchased natural gas call options for the heating season ended March 2023, with total notional amounts of 19.4 Bcf, for which we paid premiums of $14.1 million. The fair value of our natural gas call options was insignificant as of December 31, 2023 and 2022.

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

The following tables summarize, by level within the fair value hierarchy, our derivative and other assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2023 and 2022:

	December 31, 2023
	Level 1	Level 2	Total
	(Thousands of dollars)
Assets:
United States treasury notes (b)	$6,496	$—	$6,496
Corporate bonds (b)	—	11,080	11,080
Total assets	$6,496	$11,080	$17,576
Liabilities:
Derivative instruments - swaps (a)	$—	$13,920	$13,920
(a) The fair value is included in other current assets and other current liabilities in our consolidated balance sheets.
(b) The fair value is included in other current and noncurrent assets and other current and noncurrent liabilities in our consolidated balance sheets.

	December 31, 2022
	Level 1	Level 2	Total
	(Thousands of dollars)
Assets:
United States treasury notes (b)	$4,695	$—	$4,695
Corporate bonds (b)	—	9,710	9,710
Total assets	$4,695	$9,710	$14,405
(a) The fair value is included in other current assets and other current liabilities in our consolidated balance sheets.
(b) The fair value is included in other current and noncurrent assets and other current and noncurrent liabilities in our consolidated balance sheets.

The estimated fair value of our long-term debt, including current maturities, was $2.8 billion and $2.5 billion at December 31, 2023 and December 31, 2022, respectively. The estimated fair value of our long-term debt was determined using quoted market prices, and is classified as Level 2.

17.    VARIABLE INTEREST ENTITY

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

The following table summarizes the impact of KGSS-I on our consolidated balance sheets:

	December 31,	December 31,
	2023	2022
	(Thousands of dollars)
Restricted cash and cash equivalents	$20,552	$8,446
Accounts receivable	5,133	4,862
Securitized intangible asset, net	293,619	323,838
Current maturities of securitized utility tariff bonds	27,430	20,716
Accounts payable	394	3,204
Accrued interest	7,207	2,202
Securitized utility tariff bonds, excluding current maturities, net of discounts and issuance costs of $5.3 million and $5.9 million, respectively	282,506	309,343
Equity	1,768	1,681

The following table summarizes the impact of KGSS-I on our consolidated statements of income:

	Year Ended December 31,
	2023	2022
	(Thousands of dollars)
Operating revenues	$48,677	$5,769
Operating expense	(440)	(52)
Amortization expense	(30,219)	(3,521)
Interest income	696	6
Interest expense	(18,552)	(2,202)
Income before income taxes	$162	$—

The following table summarizes the amortization expense related to the securitized intangible asset expected to be recognized in our consolidated statements of income:

For the year ending:	(Thousands of dollars)
2024	$27,843
2025	$29,391
2026	$31,025
2027	$32,751
2028	$34,572

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein (Item 8).

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Registrant

Information concerning our directors is set forth in our 2024 definitive Proxy Statement and is incorporated herein by this reference.

Executive Officers of the Registrant

Information concerning our executive officers is included in Part I, Item 1, Business, of this Annual Report.

Compliance with Section 16(a) of the Exchange Act

Information on compliance with Section 16(a) of the Exchange Act is set forth in our 2024 definitive Proxy Statement and is incorporated herein by this reference.

Code of Ethics

Information concerning the code of ethics, or code of business conduct, is set forth in our 2024 definitive Proxy Statement and is incorporated herein by this reference.

Nominating Procedures

Information concerning the nominating procedures is set forth in our 2024 definitive Proxy Statement and is incorporated herein by this reference.

The Audit Committee

Information concerning the Audit Committee is set forth in our 2024 definitive Proxy Statement and is incorporated herein by this reference.

The Audit Committee Financial Experts

Information concerning the Audit Committee Financial Experts is set forth in our 2024 definitive Proxy Statement and is incorporated herein by this reference.

The Executive Compensation Committee

Information concerning the Executive Compensation Committee is set forth in our 2024 definitive Proxy Statement and is incorporated herein by this reference.

The Corporate Governance Committee

Information concerning the Corporate Governance Committee is set forth in our 2024 definitive Proxy Statement and is incorporated herein by this reference.

The Executive Committee

Information concerning the Executive Committee is set forth in our 2024 definitive Proxy Statement and is incorporated herein by this reference.

Committee Charters

The full text of our Audit Committee charter, Executive Compensation Committee charter, Corporate Governance Committee charter and Executive Committee charter are published on and may be printed from our website at www.onegas.com and are also available from our corporate secretary upon request.

ITEM 11.    EXECUTIVE COMPENSATION

Information on executive compensation is set forth in our 2024 definitive Proxy Statement and is incorporated herein by this reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

Information concerning the ownership of certain beneficial owners is set forth in our 2024 definitive Proxy Statement and is incorporated herein by this reference.

Security Ownership of Management

Information on security ownership of directors and officers is set forth in our 2024 definitive Proxy Statement and is incorporated herein by this reference.

Equity Compensation Plan Information

Information on equity compensation plans is set forth in our 2024 definitive Proxy Statement and is incorporated herein by this reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information on certain relationships and related transactions and director independence is set forth in our 2024 definitive Proxy Statement and is incorporated herein by this reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information on the principal accountant’s fees and services is set forth in our 2024 definitive Proxy Statement and is incorporated herein by this reference.

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

4.6
Supplemental Indenture No. 4, dated as of March 11, 2021, between ONE Gas, Inc. and U.S. Bank National Association, as trustee, with respect to the 0.85% Senior Notes due 2023 and 1.10% Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to ONE Gas, Inc.’s Current Report on Form 8-K filed on March 11, 2021 (File No. 1-36108)).

4.7
Supplemental Indenture No.5, dated as of March 11, 2021, between ONE Gas, Inc. and U.S. Bank National Association, as trustee, with respect to the Floating Rate Senior Notes due 2023 (incorporated by reference to Exhibit 4.3 to ONE Gas, Inc.’s Current Report on Form 8-K filed on March 11, 2021 (File No. 1-36108)).

4.8
Description of the Registrant’s securities registered pursuant to Section 12 of the Securities Act of 1934 (incorporated by reference to Exhibit 4.6 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 26, 2021 (File No. 1-36108)).

4.9
Supplemental Indenture No. 6, dated as of August 8, 2022, between ONE Gas, Inc. and U.S. Bank Trust Company, National Association, as trustee, with respect to the 4.25% Notes due 2032 (incorporated by reference to Exhibit 4.2 of ONE Gas Inc.’s Current Report on Form 8-K filed on August 8, 2022 (File No. 1-36108)).

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

4.12
Supplemental Indenture No. 7, dated as of December 13, 2023, between ONE Gas, Inc. and U.S. Bank Trust Company, National Association, as trustee, with respect to the 5.10% Notes due 2029 (incorporated by reference to Exhibit 4.2 of ONE Gas Inc.’s Current Report on Form 8-K filed on December 13, 2023 (File No. 1-36108)).

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

10.8*	Form of 2024 Restricted Unit Award Agreement.

10.9*	Form of 2024 Performance Unit Award Agreement.

10.10*	Form of 2023 Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.10 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 23, 2023 (File No. 1-36108)).

10.11*	Form of 2023 Performance Unit Award Agreement (incorporated by reference to Exhibit 10.11 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 23, 2023 (File No. 1-36108)).

10.12*
ONE Gas, Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.16 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 20, 2020 (File No. 1-36108)).

10.13	Form of Commercial Paper Dealer Agreement (incorporated by reference to Exhibit 10.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on September 10, 2014 (File No. 1-36108)).

10.14*	Form of 2020 Performance Unit Award Agreement (incorporated by reference to Exhibit 10.20 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 20, 2020 (File No. 1-36108)).

10.15*	Form of 2020 Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.21 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 20, 2020 (File No. 1-36108)).

10.16
Equity Distribution Agreement, dated as of February 24, 2023, among ONE Gas, Inc. and BofA Securities, Inc., J.P. Morgan Securities, LLC, Mizuho Securities USA LLC and RBC Capital Markets, LLC, acting as managers; Bank of America, N.A., JPMorgan Chase Bank, National Association, Mizuho Markets Americas LLC and Royal Bank of Canada, acting as forward purchasers; and BofA Securities, Inc., J.P. Morgan Securities LLC, Mizuho Securities USA LLC and RBC Capital Markets, LLC, acting as forward sellers (incorporated by reference to Exhibit 1.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on February 24, 2023 (File No. 1-36108).

10.17
Confirmation of Forward Sale Transaction, dated as of March 8, 2023, between ONE Gas, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on March 13, 2023 (File No. 1-36108)).

10.18*	Form of 2021 Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.28 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 26, 2021 (File No. 1-36108)).

10.19*	Form of 2021 Performance Unit Award Agreement (incorporated by reference to Exhibit 10.29 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 26, 2021 (File No. 1-36108)).

10.20
Extension Agreement, dated as of March 16, 2023, among ONE Gas, Inc., Bank of America, N.A., as administrative agent, swing line lender, and a letter of credit issuer, and the other lenders and letter of credit issuers parties thereto (incorporated by reference to Exhibit 10.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on March 16, 2023 (File No. 1-36108)).

10.21*
ONE Gas, Inc. Nonqualified Deferred Compensation Plan, as amended and restated effective January 1, 2018 (incorporated by reference to Exhibit 10.28 to ONE Gas, Inc.’s Annual Report on Form 10-K filed February 22, 2018 (File No. 1-36108)).

10.22
Forward Sale Agreement, dated September 11, 2023, between ONE Gas, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on September 14, 2023 (File No. 1-36108)).

10.23*
ONE Gas, Inc. Amended and Restated Equity Compensation Plan (2018) (incorporated by reference to Appendix A to ONE Gas, Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 4, 2018 (File No. 1-36108)).

10.24*
ONE Gas, Inc. Amended and Restated Annual Officer Incentive Plan, effective January 1, 2020 (incorporated by reference to Exhibit 10.31 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 20, 2020 (File No. 1-36108)).

10.25*	Form of 2022 Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.28 to ONE Gas, Inc’s Annual Report on Form 10-K filed on February 24, 2022 (File No. 1-36108)).

10.26*	Form of 2022 Performance Unit Award Agreement (incorporated by reference to Exhibit 10.29 to ONE Gas, Inc’s Annual Report on Form 10-K filed on February 24, 2022 (File No. 1-36108)).

10.27*	Form of 2021 Restricted Unit Award Agreement dated June 2021 (incorporated by reference to Exhibit 10.30 to ONE Gas, Inc’s Annual Report on Form 10-K filed on February 24, 2022 (File No. 1-36108)).

10.28*	Form of 2021 Performance Unit Award Agreement dated June 2021 (incorporated by reference to Exhibit 10.31 to ONE Gas, Inc’s Annual Report on Form 10-K filed on February 24, 2022 (File No. 1-36108)).

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

10.31*	Form of 2020 Restricted Unit Award Agreement dated July 2020 (incorporated by reference to Exhibit 10.30 to ONE Gas, Inc.'s Annual Report on Form 10-K filed February 26, 2021 (File No. 1-36108)).

10.32*
ONE Gas Inc. Annual Officer Incentive Plan, effective January 1, 2019 (incorporated by reference to Exhibit 10.30 to ONE Gas, Inc.’s Annual Report on Form 10-K filed February 20, 2019 (File No. 1-36108)).

10.33
Additional Forward Sale Agreement, dated September 15, 2023, between ONE Gas, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on September 19, 2023 (File No. 1-36108)).

10.34
Second Amended and Restated credit Agreement, dated as of March 16, 2021, among ONE Gas, Inc., the lenders from time to time party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on March 16, 2021 (File No. 1-36108)).

10.35*
ONE Gas, Inc. Nonqualified Deferred Compensation Plan, as amended and restated effective January 1, 2022 (incorporated by reference to Exhibit 10.1 to ONE Gas, Inc.’s Quarterly Report on Form 10-Q filed on November 2, 2021 (File No. 1-36108)).

10.36*
ONE Gas, Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Appendix A to ONE Gas, Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 7, 2021 (File No. 1-36108)).

10.37
First Amendment to Second Amended and Restated Credit Agreement, dated as of March 16, 2022, among ONE Gas, Inc., Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on March 17, 2022 (File No. 1-36108)).

10.38
Securitization Property Purchase and Sale Agreement dated as of August 25, 2022 by and between the Oklahoma Development Finance Authority, as Issuer, and Oklahoma Natural Gas Company, a division of ONE Gas, Inc., as Seller (incorporated by reference to Exhibit 10.1 of ONE Gas, Inc.’s Current Report on Form 8-K filed on August 26, 2022 (File No. 1-36108)).

10.39
ONE Gas, Inc. Deferred Compensation Plan for Non-Employee Directors, amended and restated effective July 18, 2022 (incorporated by reference to Exhibit 10.3 of ONE Gas, Inc.’s Quarterly Report on Form 10-Q filed on November 1, 2022 (File No. 1-36108)).

10.40
Securitized Utility Tariff Property Servicing Agreement between Kansas Gas Service Securitization I, L.L.C. and Kansas Gas Service, a Division of ONE Gas, Inc., as Servicer, dated as of November 18, 2022 (incorporated by reference to Exhibit 10.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on November 18, 2022 (File No. 1-36108)).

10.41
Securitized Utility Tariff Property Purchase and Sale Agreement between Kansas Gas Service Securitization I, L.L.C. and Kansas Gas Service, a Division of ONE Gas, Inc., as Seller, dated as of November 18, 2022 (incorporated by reference to Exhibit 10.2 to ONE Gas, Inc.’s Current Report on Form 8-K filed on November 18, 2022 (File No. 1-36108)).

10.42
Administration Agreement between Kansas Gas Service Securitization I, L.L.C. and Kansas Gas Service, a Division of ONE Gas, Inc., as Administrator, dated as of November 18, 2022 (incorporated by reference to Exhibit 10.3 to ONE Gas, Inc.’s Current Report on Form 8-K filed on November 18, 2022 (File No. 1-36108)).

10.43
Commitment Increase Agreement, dated as of October 20, 2023, among ONE Gas, Inc., Bank of America, N.A., as administrative agent, swing line lender, and letter of credit issuer, and the other lenders and letter of credit issuers parties thereto (incorporated by reference to Exhibit 10.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on October 23, 2023 (File No. 1-36108)).

10.44
Amendment to Confirmation of Forward Sale Transaction, dated as of December 28, 2023, between ONE Gas, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on December 28, 2023 (File No. 1-36108)).

21.1	Subsidiaries of ONE Gas, Inc.

23.1	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP.

31.1	Certification of Robert S. McAnnally pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Christopher P. Sighinolfi pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert S. McAnnally pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Christopher P. Sighinolfi pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

97.1	ONE Gas, Inc. Supplemental Clawback Policy

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101. PRE	XBRL Presentation Linkbase Document.

101.DEF	XBRL Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).
* Management contract or compensatory plan or arrangement

Attached as Exhibit 101 to this Annual Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021; (iv) Consolidated Balance Sheets as of December 31, 2023 and 2022; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021; (vi) Consolidated Statements of Equity for the years ended December 31, 2023, 2022 and 2021; and (vii) Notes to Consolidated Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Annual Report.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 22, 2024		ONE Gas, Inc.
Registrant

	By:	/s/ Christopher P. Sighinolfi
Christopher P. Sighinolfi
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 22nd day of February 2024.

/s/ John W. Gibson	/s/ Robert S. McAnnally
John W. Gibson	Robert S. McAnnally
Chairman of the Board	President, Chief Executive Officer
and Director

/s/ Christopher P. Sighinolfi	/s/ Brian F. Brumfield
Christopher P. Sighinolfi	Brian F. Brumfield
Senior Vice President and	Vice President, Chief Accounting Officer
Chief Financial Officer	and Controller
(Principal Accounting Officer)

/s/ Robert B. Evans	/s/ Tracy E. Hart
Robert B. Evans	Tracy E. Hart
Director	Director

/s/ Deborah A. P. Hersman	/s/ Michael G. Hutchinson
Deborah A. P. Hersman	Michael G. Hutchinson
Director	Director

/s/ Pattye L. Moore	/s/ Eduardo A. Rodriguez
Pattye L. Moore	Eduardo A. Rodriguez
Director	Director

/s/ Douglas H. Yaeger
Douglas H. Yaeger
Director