Form 10-Q
period 2024-03-31
ONE Gas, Inc.
filed 2024-05-07
CIK 1587732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024.
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

On April 29, 2024, the Company had 56,569,396 shares of common stock outstanding.

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

GLOSSARY - The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

AAO	Accounting Authority Order
ADIT	Accumulated deferred income taxes
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2023
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bcf	Billion cubic feet
CAA	Federal Clean Air Act, as amended
Dth	Dekatherm
EDIT	Excess deferred income taxes resulting from a change in enacted tax rates
EPS	Earnings per share
ESG	Environmental, social and governance
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States of America
GRIP	Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
HDD	Heating degree day is a measure designed to reflect the demand for energy needed for heating based on the extent to which the daily average temperature falls below a reference temperature for which no heating is required, usually 65 degrees Fahrenheit
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
KGSS-I	Kansas Gas Service Securitization I, L.L.C.
LDC	Local distribution company
MGP	Manufactured gas plant
Mcf	Thousand cubic feet
MMcf	Million cubic feet
Moody’s	Moody’s Investors Service, Inc.
NYSE	New York Stock Exchange
OCC	Oklahoma Corporation Commission
ONE Gas	ONE Gas, Inc.
ONE Gas Credit Agreement	ONE Gas’ $1.2 billion revolving credit agreement, as amended
PBRC	Performance-Based Rate Change
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
PIPES Act	Protecting Our Infrastructure of Pipelines and Enhancing Safety (PIPES) Act of 2020
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
RNG	Renewable natural gas
ROE	Return on equity calculated consistent with utility ratemaking principles in each jurisdiction in which we operate
RRC	Railroad Commission of Texas
S&P	Standard & Poor’s Ratings Services
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Securitized Utility Tariff Bonds	Series 2022-A Senior Secured Securitized Utility Tariff Bonds, Tranche A
Senior Notes	ONE Gas’ registered unsecured notes consisting of $300 million of 5.10 percent senior notes due April 2029, $300 million of 2.00 percent senior notes due May 2030, $300 million of 4.25 percent senior notes due September 2032, $600 million of 4.66 percent senior notes due February 2044 and $400 million of 4.50 percent senior notes due November 2048
TCEQ	Texas Commission on Environmental Quality
TNG Corporation	Texas Natural Gas Securitization Finance Corporation
TPFA	Texas Public Finance Authority
WNA	Weather normalization adjustment(s)
XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended
	March 31,
(Unaudited)	2024	2023
	(Thousands of dollars, except per share amounts)

Total revenues	$758,320	$1,032,143

Cost of natural gas	383,003	665,799

Operating expenses
Operations and maintenance	132,783	126,683
Depreciation and amortization	76,572	71,264
General taxes	20,102	19,166
Total operating expenses	229,457	217,113
Operating income	145,860	149,231
Other income (expense), net	3,508	2,581
Interest expense, net	(31,357)	(30,115)
Income before income taxes	118,011	121,697
Income taxes	(18,694)	(19,076)
Net income	$99,317	$102,621

Earnings per share
Basic	$1.75	$1.85
Diluted	$1.75	$1.84

Average shares (thousands)
Basic	56,729	55,538
Diluted	56,800	55,800

Dividends declared per share of stock	$0.66	$0.65
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(Unaudited)	2024	2023
	(Thousands of dollars)
Net income	$99,317	$102,621
Other comprehensive income, net of tax
Net unrealized holding gains (losses) on available-for-sale securities, net of tax of $3 and $—, respectively	(10)	—
Total other comprehensive income (loss), net of tax	(10)	—
Comprehensive income	$99,307	$102,621
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Unaudited)	2024	2023
Assets	(Thousands of dollars)
Property, plant and equipment
Property, plant and equipment	$8,606,475	$8,468,967
Accumulated depreciation and amortization	2,368,521	2,333,755
Net property, plant and equipment	6,237,954	6,135,212
Current assets
Cash and cash equivalents	11,509	18,835
Restricted cash and cash equivalents	9,963	20,552
Total cash, cash equivalents and restricted cash and cash equivalents	21,472	39,387
Accounts receivable, net	324,505	347,864
Materials and supplies	80,349	77,649
Natural gas in storage	110,451	187,097
Regulatory assets	94,692	75,308
Other current assets	32,226	37,899
Total current assets	663,695	765,204
Goodwill and other assets
Regulatory assets	283,851	287,906
Securitized intangible asset, net	286,234	293,619
Goodwill	157,953	157,953
Other assets	134,350	131,100
Total goodwill and other assets	862,388	870,578
Total assets	$7,764,037	$7,770,994
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS
(Continued)
	March 31,	December 31,
(Unaudited)	2024	2023
Equity and Liabilities	(Thousands of dollars)
Equity and long-term debt
Common stock, $0.01 par value: authorized 250,000,000 shares; issued and outstanding 56,569,396 shares at March 31, 2024; issued and outstanding 56,545,924 shares at December 31, 2023	$566	$565
Paid-in capital	2,031,168	2,028,755
Retained earnings	799,443	737,739
Accumulated other comprehensive loss	(1,192)	(1,182)
Total equity	2,829,985	2,765,877
Other long-term debt, excluding current maturities, net of issuance costs	1,878,260	1,877,895
Securitized utility tariff bonds, excluding current maturities, net of issuance costs	268,102	282,506
Total long-term debt, excluding current maturities, net of issuance costs	2,146,362	2,160,401
Total equity and long-term debt	4,976,347	4,926,278
Current liabilities
Current maturities of other long-term debt	13	772,984
Current maturities of securitized utility tariff bonds	28,183	27,430
Notes payable	953,400	88,500
Accounts payable	196,583	278,056
Accrued taxes other than income	64,405	68,793
Regulatory liabilities	34,844	66,901
Customer deposits	58,064	62,187
Other current liabilities	68,032	112,370
Total current liabilities	1,403,524	1,477,221
Deferred credits and other liabilities
Deferred income taxes	781,316	752,068
Regulatory liabilities	487,475	500,478
Employee benefit obligations	20,220	20,265
Other deferred credits	95,155	94,684
Total deferred credits and other liabilities	1,384,166	1,367,495
Commitments and contingencies
Total liabilities and equity	$7,764,037	$7,770,994
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended
	March 31,
(Unaudited)	2024	2023
	(Thousands of dollars)
Operating activities
Net income	$99,317	$102,621
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,572	71,264
Deferred income taxes	16,247	9,364
Share-based compensation expense	3,117	2,821
Provision for doubtful accounts	1,675	3,925
Proceeds from government securitization of winter weather event costs	—	197,366
Changes in assets and liabilities:
Accounts receivable	21,684	56,336
Materials and supplies	(2,700)	(2,160)
Natural gas in storage	76,646	170,239
Asset removal costs	(12,621)	(13,567)
Accounts payable	(68,117)	(157,533)
Accrued taxes other than income	(4,388)	(2,204)
Customer deposits	(4,123)	(1,387)
Regulatory assets and liabilities - current	(58,520)	5,585
Regulatory assets and liabilities - noncurrent	2,520	21,871
Other assets and liabilities - current	(39,312)	3,573
Other assets and liabilities - noncurrent	265	952
Cash provided by operating activities	108,262	469,066
Investing activities
Capital expenditures	(166,751)	(151,030)
Other investing expenditures	(1,259)	(292)
Other investing receipts	2,029	1,443
Cash used in investing activities	(165,981)	(149,879)
Financing activities
Borrowings (repayments) of notes payable, net	864,900	(272,000)
Repayment of other long-term debt	(773,000)	—
Repayment of securitized utility tariff bonds	(13,780)	—
Dividends paid	(37,336)	(36,002)
Tax withholdings related to net share settlements of stock compensation	(980)	(2,386)
Cash provided by (used in) financing activities	39,804	(310,388)
Change in cash, cash equivalents, restricted cash and restricted cash equivalents	(17,915)	8,799
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	39,387	18,127
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$21,472	$26,926
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$41,497	$33,729
Cash paid (received) for income taxes, net	$(2,797)	$(1,870)
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)	Common Stock Issued	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity
	(Shares)	(Thousands of dollars)

January 1, 2024	56,545,924	$565	$2,028,755	$737,739	$(1,182)	$2,765,877
Net income	—	—	—	99,317	—	99,317
Other comprehensive income	—	—	—	—	(10)	(10)
Common stock issued and other	23,472	1	2,136	—	—	2,137
Common stock dividends - $0.66 per share	—	—	277	(37,613)	—	(37,336)
March 31, 2024	56,569,396	$566	$2,031,168	$799,443	$(1,192)	$2,829,985

January 1, 2023	55,349,954	$553	$1,932,714	$651,863	$(704)	$2,584,426
Net income	—	—	—	102,621	—	102,621
Common stock issued and other	39,096	—	435	—	—	435
Common stock dividends - $0.65 per share	—	—	319	(36,321)	—	(36,002)
March 31, 2023	55,389,050	$553	$1,933,468	$718,163	$(704)	$2,651,480
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Our accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. These statements also have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The 2023 year-end consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes in our Annual Report. Our significant accounting policies are described in Note 1 of our Notes to Consolidated Financial Statements in our Annual Report. The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Although management believes these estimates are reasonable, actual results could differ materially from these estimates. Due to the seasonal nature of our business, the results of operations for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for a 12-month period.

Organization and Nature of Operations - We provide natural gas distribution services to approximately 2.3 million customers in Oklahoma, Kansas and Texas through our three divisions, Oklahoma Natural Gas, Kansas Gas Service and Texas Gas Service, respectively. We primarily serve residential, commercial and transportation customers in all three states.

Segments - We operate in one reportable business segment: regulated public utilities that deliver natural gas primarily to residential, commercial and transportation customers. Our accounting policies are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report. We evaluate our financial performance principally on net income. For the three months ended March 31, 2024 and 2023, we had no single external customer from which we received 10 percent or more of our gross revenues.

Property, Plant and Equipment and Asset Removal Costs - Accounts payable for construction work in progress and asset removal costs decreased by approximately $13.4 million and $5.3 million for the three months ended March 31, 2024 and 2023, respectively. Such amounts are not included in capital expenditures or asset removal costs in our consolidated statements of cash flows.

Accounts Receivable, Net - Accounts receivable represent valid claims against nonaffiliated customers for natural gas sold or services rendered. We assess the creditworthiness of our customers. Those customers who do not meet minimum standards may be required to provide security, including deposits and other forms of collateral, when appropriate and allowed by our tariffs. With approximately 2.3 million customers across three states, we are not exposed materially to a concentration of credit risk. We maintain an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, consideration of the current environment and other information. We recover natural gas costs related to accounts written off when they are deemed uncollectible through the purchased-gas cost adjustment mechanisms in each of our jurisdictions. At March 31, 2024 and December 31, 2023, our allowance for doubtful accounts was $17.2 million and $16.1 million, respectively.

Recently Issued Accounting Standards Update - In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which is intended to enhance annual income tax disclosures to address investor requests for more information about the tax risks and opportunities present in an entity’s operations. The amendments in this standard require disclosure of additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate (the rate reconciliation) for federal, state, and foreign income taxes. They also require greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. In addition to new disclosures associated with the rate reconciliation, the amendments in this update require information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. The amendments in this update are effective for annual periods beginning after December 15, 2024, and early adoption is permitted. We are currently assessing the timing and impacts of adopting this standard.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which is intended to improve annual and interim reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this standard enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The amendments in this update are effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024. Early adoption is permitted. We are currently assessing the timing and impacts of adopting this standard.

2.    REVENUE

The following table sets forth our revenues disaggregated by source for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(Thousands of dollars)
Natural gas sales to customers	$689,505	$966,359
Transportation revenues	39,967	38,527
Securitization customer charges (Note 14)	11,671	11,933
Miscellaneous revenues	6,308	5,898
Total revenues from contracts with customers	747,451	1,022,717
Other revenues - natural gas sales related	7,995	5,790
Other revenues	2,874	3,636
Total other revenues	10,869	9,426
Total revenues	$758,320	$1,032,143

Accrued unbilled natural gas sales revenues at March 31, 2024 and December 31, 2023, were $121.7 million and $191.4 million, respectively, and are included in accounts receivable on our consolidated balance sheets.

3.    REGULATORY ASSETS AND LIABILITIES

The tables below present a summary of regulatory assets and liabilities, net of amortization, for the periods indicated:

		March 31, 2024
	Remaining Recovery Period	Current	Noncurrent	Total
		(Thousands of dollars)
Winter weather event costs	(a)	$17,390	$17,433	$34,823
Under-recovered purchased-gas costs	1 year	29,465	—	29,465
Pension and postemployment benefit costs	See Note 9	1,601	229,014	230,615
Reacquired debt costs	6 years	723	2,531	3,254
MGP remediation costs	15 years	98	30,387	30,485
Ad-valorem tax	1 year	12,085	—	12,085
WNA	1 year	16,207	—	16,207
Customer credit deferrals	1 year	12,833	1,177	14,010
Other	1 to 18 years	4,290	3,309	7,599
Total regulatory assets, net of amortization		94,692	283,851	378,543
Income tax rate changes	(a)	—	(487,475)	(487,475)
Over-recovered purchased-gas costs	1 year	(34,844)	—	(34,844)
Total regulatory liabilities		(34,844)	(487,475)	(522,319)
Net regulatory assets and liabilities		$59,848	$(203,624)	$(143,776)
(a) Recovery period varies by jurisdiction. See discussion below for additional information regarding our regulatory assets related to winter weather event costs and regulatory liabilities related to federal income tax rate changes.

		December 31, 2023
	Remaining Recovery Period	Current	Noncurrent	Total
		(Thousands of dollars)
Winter weather event costs	(a)	$22,633	$21,495	$44,128
Under-recovered purchased-gas costs	1 year	10,391	—	10,391
Pension and postemployment benefit costs	See Note 9	6,379	228,092	234,471
Reacquired debt costs	6 years	723	2,712	3,435
MGP remediation costs	15 years	98	31,893	31,991
Ad-valorem tax	1 year	14,533	—	14,533
WNA	1 year	11,404	—	11,404
Customer credit deferrals	1 year	6,184	—	6,184
Other	1 to 18 years	2,963	3,714	6,677
Total regulatory assets, net of amortization		75,308	287,906	363,214
Income tax rate changes	(a)	—	(500,478)	(500,478)
Over-recovered purchased-gas costs	1 year	(66,901)	—	(66,901)
Total regulatory liabilities		(66,901)	(500,478)	(567,379)
Net regulatory assets and liabilities		$8,407	$(212,572)	$(204,165)
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

Winter weather event costs - In February 2021, the U.S. experienced Winter Storm Uri, a historic winter weather event impacting supply, market pricing and demand for natural gas in a number of states, including our service territories of Oklahoma, Kansas, and Texas. During this time, the governors of Oklahoma, Kansas, and Texas each declared a state of emergency, and certain regulatory agencies issued emergency orders that impacted the utility and natural gas industries, including statewide utility curtailment programs and orders requiring jurisdictional natural gas and electric utilities to do all things possible and necessary to ensure that natural gas and electricity utility services continued to be provided to their customers. Due to the historic nature of this winter weather event, we experienced unforeseeable and unprecedented market pricing for natural gas in our Oklahoma, Kansas, and Texas jurisdictions, which resulted in aggregated natural gas purchases for the month of February 2021 of approximately $2.1 billion, which have been recovered primarily through securitization transactions in each respective state. See Note 14 for additional information on the securitization transaction for Kansas.

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

At March 31, 2024, Texas Gas Service had deferred approximately $17.4 million in extraordinary costs associated with Winter Storm Uri attributable to its former West Texas service area. Pursuant to the approved settlement order, Texas Gas Service began collecting the extraordinary costs, including carrying costs, from those customers in January 2022.

GAAP does not provide comprehensive recognition and measurement guidance for many forms of government assistance received by business entities. Accordingly, we have accounted for the proceeds received from the TNG Corporation by analogy to International Accounting Standards No. 20, “Accounting for Government Grants and Disclosure of Government Assistance” consistent with a grant related to income. The proceeds received and the corresponding recognition of the deferred regulatory asset have been reflected in the cost of natural gas in our consolidated statements of income. As the proceeds reflect the recovery of our winter weather event regulatory asset, there was no material impact to earnings.

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

Recovery through rates resulted in amortization of regulatory assets of approximately $7.1 million and $7.0 million for the three months ended March 31, 2024 and 2023, respectively.

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

The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. At March 31, 2024, our total debt-to-capital ratio was 53 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement. We may reduce the unutilized portion of the ONE Gas Credit Agreement in whole or in part without premium or penalty. The ONE Gas Credit Agreement contains customary events of default. Upon the occurrence of certain events of default, the obligations under the ONE Gas Credit Agreement may be accelerated and the commitments may be terminated.

At March 31, 2024, we had $1.4 million in letters of credit issued and no borrowings under the ONE Gas Credit Agreement, with approximately $1.2 billion of remaining credit, which is available to repay our commercial paper borrowings.

In November 2023, we increased the capacity of our commercial paper program to $1.2 billion from $1.0 billion. Other than the increased capacity, all other terms and conditions of the commercial paper program remain in full force and effect.

Under our commercial paper program, we may issue unsecured commercial paper up to a maximum amount of $1.2 billion to fund short-term borrowing needs. The maturities of the commercial paper vary but may not exceed 270 days from the date of issue. Commercial paper is generally sold at par less a discount representing an interest factor. At March 31, 2024 and December 31, 2023, we had $953.4 million and $88.5 million of commercial paper outstanding with a weighted-average interest rate of 5.61 percent and 5.60 percent, respectively.

5.    LONG-TERM DEBT

The table below presents a summary of our long-term debt outstanding for the periods indicated:

	Interest Rate	March 31, 2024	December 31, 2023
		(Thousands of dollars)
Senior Notes due:
February 2024	3.610%	$—	$300,000
March 2024	1.100%	—	473,000
April 2029	5.100%	300,000	300,000
May 2030	2.000%	300,000	300,000
September 2032	4.250%	300,000	300,000
February 2044	4.658%	600,000	600,000
November 2048	4.500%	400,000	400,000
Total Senior Notes		1,900,000	2,673,000
KGSS-I Securitized Utility Tariff Bonds	5.486%	301,503	315,284
Other	8.000%	1,235	1,238
Unamortized discounts on long-term debt		(7,487)	(7,615)
Debt issuance costs (a)		(20,693)	(21,092)
Total long-term debt, net		2,174,558	2,960,815
Less: current maturities of securitized utility tariff bonds, net		28,183	27,430
Less: current maturities of other long-term debt, net		13	772,984
Noncurrent portion of long-term debt, net		$2,146,362	$2,160,401
(a) Includes issuance costs for the KGSS-I Securitized Utility Tariff Bonds of $5.2 million and $5.3 million, at March 31, 2024 and December 31, 2023 respectively.

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

We repaid our $300 million of 3.61 percent senior notes due February 2024 and our $473 million of 1.10 percent senior notes due March 2024 upon maturity with commercial paper.

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

6.    EQUITY

Equity Issuances - On December 28, 2023, we settled under forward contracts 1,032,403 shares (289,403 from forwards related to our at-the-market equity distribution agreement and 743,000 from forwards related to underwriting agreements) of our common stock for net proceeds of $79.0 million.

In December 2023, we amended the forward sale agreement we entered into in March 2023 described below to extend the maturity date of 657,000 shares to December 31, 2024 from December 29, 2023. The amended forward sale agreement provides for settlement on a date, or dates, to be specified at our discretion, but which will occur no later than December 31, 2024, for 1,257,000 shares of common stock.

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

In February 2023, we entered into an at-the-market equity distribution agreement under which we may issue and sell shares of our common stock with an aggregate offering price up to $300 million. This at-the-market equity program replaced our previous at-the-market equity program, which began in February 2020, and expired in February 2023. Sales of common stock are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. At March 31, 2024, we had $225.5 million of equity available for issuance under the program.

The following table summarizes all of our outstanding forward sale agreements at March 31, 2024:

Maturity	Original Shares	Remaining Shares	Net Proceeds Available (in thousands)	Forward Price
December 31, 2024	926,465	926,465	$74,634	$80.56
December 31, 2024	2,000,000	1,257,000	96,982	77.15
December 31, 2024	1,200,000	1,200,000	89,056	74.21
December 31, 2024	180,000	180,000	13,348	74.16
Total forward sale agreements	4,306,465	3,563,465	$274,020	$76.90

Dividends Declared - In May 2024, we declared a dividend of $0.66 per share ($2.64 per share on an annualized basis) for shareholders of record as of May 20, 2024, payable on June 4, 2024.

7.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the effect of reclassifications from accumulated other comprehensive loss in our consolidated statements of income for the periods indicated:

	Three Months Ended		Affected Line Item in the
Details About Accumulated Other	March 31,		Consolidated Statements
Comprehensive Loss Components	2024	2023	of Income
	(Thousands of dollars)
Pension and other postemployment benefit plan obligations (a)
Amortization of net (gain) loss	$1,442	$490
Amortization of unrecognized prior service cost (credit)	93	131
	1,535	621
Regulatory adjustments (b)	(1,535)	(621)
Total pension and other postemployment benefit obligations	—	—
Available-for-sale securities
Unrealized holding gains (losses) on available-for-sale securities	(12)	—
Amounts reclassified from accumulated other comprehensive income	(1)	—
Total available-for-sale securities	(13)	—
	(13)	—	Income before income taxes
	3	—	Income tax expense
Total reclassifications for the period	$(10)	$—	Net income
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

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Three Months Ended March 31, 2024
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$99,317	56,729	$1.75
Diluted EPS Calculation
Effect of dilutive securities	—	71
Net income available for common stock and common stock equivalents	$99,317	56,800	$1.75

	Three Months Ended March 31, 2023
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$102,621	55,538	$1.85
Diluted EPS Calculation
Effect of dilutive securities	—	262
Net income available for common stock and common stock equivalents	$102,621	55,800	$1.84

9.    EMPLOYEE BENEFIT PLANS

The following tables set forth the components of net periodic benefit cost for our pension and other postemployment benefit plans for the periods indicated:

	Pension Benefits
	Three Months Ended March 31,
	2024	2023
	(Thousands of dollars)
Components of net periodic benefit cost (credit)
Service cost	$1,551	$1,811
Interest cost (a)	10,281	10,607
Expected return on assets (a)	(14,757)	(14,879)
Amortization of unrecognized prior service cost (a)	93	93
Amortization of net loss (a)	1,446	502
Net periodic benefit cost (credit)	$(1,386)	$(1,866)
(a) These amounts, net of any amounts capitalized as a regulatory asset, have been recognized as other income (expense), net in the consolidated statement of income. See Note 11 for additional detail for our other income (expense), net.

	Other Postemployment Benefits
	Three Months Ended March 31,
	2024	2023
	(Thousands of dollars)
Components of net periodic benefit cost (credit)
Service cost	$152	$183
Interest cost (a)	2,045	2,288
Expected return on assets (a)	(2,284)	(2,432)
Amortization of unrecognized prior service cost (credit) (a)	—	38
Amortization of net (gain) loss (a)	(4)	(12)
Net periodic benefit cost (credit)	$(91)	$65
(a) These amounts, net of any amounts capitalized as a regulatory asset, have been recognized as other income (expense), net in the consolidated statement of income. See Note 11 for additional detail for our other income (expense), net.

We recover qualified pension benefit plan and other postemployment benefit plan costs through rates charged to our customers. Certain regulatory authorities require that the recovery of these costs be based on specific guidelines. The difference between these regulatory-based amounts and the periodic benefit cost calculated pursuant to GAAP is deferred as a regulatory asset or liability and amortized to expense over periods in which this difference will be recovered in rates, as authorized by the applicable regulatory authorities. For the three months ended March 31, 2024 and 2023, regulatory deferrals related to net periodic benefit cost were $1.0 million and $1.4 million, respectively.

We capitalize all eligible service cost and non-service cost components under the accounting requirements of ASC Topic 980 (Regulated Operations) for rate-regulated entities. Capitalized non-service costs reflected as a regulatory asset in our consolidated balance sheets were $3.3 million at March 31, 2024, and were $2.2 million at December 31, 2023. See Note 3 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information.

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

At March 31, 2024, we have no uncertain tax positions. Changes in tax laws or tax rates are recognized in the financial reporting period that includes the enactment date. We are no longer subject to income tax examination for years prior to 2019.

Income tax expense reflects credits for the amortization of the regulatory liability associated with EDIT that was returned to customers of $10.1 million and $9.9 million for the three months ended March 31, 2024 and 2023, respectively.

11.    OTHER INCOME AND OTHER EXPENSE

The following table sets forth the components of other income and other expense for the periods indicated:

	Three Months Ended
	March 31,
	2024	2023
	(Thousands of dollars)
Net periodic benefit other than service cost	$1,009	$908
Earnings on investments associated with nonqualified employee benefit plans	2,176	1,613
Other income (expense), net	323	60
Total other income, net	$3,508	$2,581

12.    COMMITMENTS AND CONTINGENCIES

Environmental Matters - We are subject to multiple laws and regulations regarding protection of the environment and natural and cultural resources, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, plant and wildlife protection, hazardous materials use, storage and transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits or the discovery of presently unknown environmental conditions may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the CAA and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three months ended March 31, 2024 and 2023.

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

We have an AAO that allows Kansas Gas Service to defer and seek recovery of costs necessary for investigation and remediation at, and nearby, these 12 former MGP sites that are incurred after January 1, 2017, up to a cap of $15.0 million, net of any related insurance recoveries. Costs approved for recovery in a future rate proceeding would then be amortized over a 15-year period. The unamortized amounts will not be included in rate base or accumulate carrying charges. Following a determination that future investigation and remediation work approved by the KDHE is expected to exceed $15.0 million, net of any related insurance recoveries, Kansas Gas Service will be required to file an application with the KCC for approval to increase the $15.0 million cap. In January 2024, we received $1.5 million in insurance proceeds for remediation costs related to these sites. At March 31, 2024 and December 31, 2023, we have deferred $30.5 million and $32.0 million, respectively, for accrued investigation and remediation costs pursuant to our AAO. Kansas Gas Service expects to file an application for amounts deferred in excess of the cap as soon as practicable after the KDHE approves the remediation plans we have submitted.

We have completed or are addressing removal of the source of soil contamination at all 12 sites and continue to monitor groundwater at seven of the 12 sites according to plans approved by the KDHE.

We also own or retain legal responsibility for certain environmental conditions at a former MGP site in Texas. At the request of the TCEQ, we began investigating the level and extent of contamination associated with the site under their Texas Risk Reduction Program. A preliminary site investigation revealed that this site contains contaminants generally associated with MGP sites and is subject to control or remediation under various environmental laws and regulations. At March 31, 2024, estimated costs associated with expected remediation activities for this site are not material.

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three months ended March 31, 2024 and 2023. The reserve for remediation of our MGP sites was $13.9 million and $14.3 million at March 31, 2024 and December 31, 2023, respectively.

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

Swaps - At March 31, 2024, we did not hold any swaps. At December 31, 2023, we held over-the counter natural gas fixed-prices swaps for the heating season ending March 2024 with a total notional amount of 5.1 Bcf.

Options - At March 31, 2024, we did not hold any natural gas call options. At December 31, 2023, we held purchased natural gas call options for the heating season ended March 2024, with total notional amounts of 0.5 Bcf, for which the premiums paid and the fair value were not material.

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

The following tables summarize, by level within the fair value hierarchy, our derivative and other assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2024 and December 31, 2023:

	March 31, 2024
	Level 1	Level 2	Total
	(Thousands of dollars)
Assets:
United States treasury notes (b)	$6,476	$—	$6,476
Corporate bonds (b)	—	10,266	10,266
Total assets	$6,476	$10,266	$16,742
(a) The fair value is included in other current assets and other current liabilities in our consolidated balance sheets.
(b) The fair value is included in other current and noncurrent assets and other current and noncurrent liabilities in our consolidated balance sheets.

	December 31, 2023
	Level 1	Level 2	Total
	(Thousands of dollars)
Assets:
United States treasury notes (b)	$6,496	$—	$6,496
Corporate bonds (b)	—	11,080	11,080
Total assets	$6,496	$11,080	$17,576
Liabilities:
Derivative instruments - swaps (a)	$—	$13,920	$13,920
(a) The fair value is included in other current assets and other current liabilities in our consolidated balance sheets.
(b) The fair value is included in other current and noncurrent assets and other current and noncurrent liabilities in our consolidated balance sheets.

The estimated fair value of our long-term debt, including current maturities, was $2.0 billion and $2.8 billion at March 31, 2024 and December 31, 2023, respectively. The estimated fair value of our long-term debt was determined using quoted market prices, and is classified as Level 2.

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

The following table summarizes the impact of KGSS-I on our consolidated balance sheets, for the periods indicated:

	March 31,	December 31,
	2024	2023
	(Thousands of dollars)
Restricted cash and cash equivalents	$9,963	$20,552
Accounts receivable	4,694	5,133
Securitized intangible asset, net	286,234	293,619
Current maturities of securitized utility tariff bonds	28,183	27,430
Accounts payable	118	394
Accrued interest	2,757	7,207
Securitized utility tariff bonds, excluding current maturities, net of discounts and issuance costs of $5.2 million and $5.3 million, respectively	268,102	282,506
Equity	1,731	1,768

The following table summarizes the impact of KGSS-I on our consolidated statements of income, for the periods indicated:

	Three Months Ended
	March 31,
	2024	2023
	(Thousands of dollars)
Operating revenues	$11,671	$11,933
Operating expense	(111)	(110)
Amortization expense	(7,385)	(7,089)
Interest income	188	75
Interest expense	(4,327)	(4,809)
Income before income taxes	$36	$—

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the Notes to Consolidated Financial Statements in in this Quarterly Report, as well as our Annual Report. Due to the seasonal nature of our business, the results of operations for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for a 12-month period.

RECENT DEVELOPMENTS

Senior Notes - We repaid our $300 million of 3.61 percent senior notes due February 2024 and our $473 million of 1.10 percent senior notes due March 2024 upon maturity with commercial paper.

Dividend - In May 2024, we declared a dividend of $0.66 per share ($2.64 per share on an annualized basis) for shareholders of record as of May 20, 2024, payable on June 4, 2024.

REGULATORY ACTIVITIES

Oklahoma - As required by our tariff, PBRC filings are made annually on or before March 15 until the next general rate case, which is required to be filed on or before June 30, 2027. On February 29, 2024, Oklahoma Natural Gas filed its required PBRC application for the year ended December 2023. The filed request included a $31.8 million base rate revenue increase, $2.4 million energy efficiency incentive, and $12.8 million of estimated EDIT to be credited to customers in 2025. A hearing is scheduled for June 4, 2024.

Kansas - On March 1, 2024, Kansas Gas Service submitted an application to the KCC requesting an increase of $58.1 million to its net base rates. Kansas Gas Service is already recovering $35 million from customers through the GSRS. The filing represents a rate base of $1.4 billion, compared with $1.3 billion included in existing rates plus previously approved GSRS eligible investments. Kansas Gas Service has invested approximately $600 million in its natural gas distribution system since its last case was finalized in February 2019. A portion of this investment, approximately $325 million, is currently recovered through GSRS. The filing is based on a 10.25 percent return on equity and a 59.6 percent common equity ratio. Kansas Gas Service also proposed implementation of a performance-based ratemaking mechanism and a residential rate design that divides the class between residential customers with annual usage higher and lower than 73 Mcf. In accordance with Kansas law, the KCC has 240 days to consider Kansas Gas Service’s filing.

Texas - West-North Service Area - In March 2024, Texas Gas Service made a GRIP filing for all customers in the West-North service area, requesting an $8.6 million increase to be effective in July 2024.
Central-Gulf Service Area - In February 2024, Texas Gas Service made a GRIP filing for all customers in the Central-Gulf service area, requesting a $12.3 million increase to be effective in June 2024.

FINANCIAL RESULTS AND OPERATING INFORMATION

We operate in one reportable business segment: regulated public utilities that deliver natural gas to residential, commercial and transportation customers. Our accounting policies are the same as described in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report. We evaluate our financial performance principally on net income.

Selected Financial Results - For the three months ended March 31, 2024, net income was $99.3 million, or $1.75 per diluted share, compared with $102.6 million, or $1.84 per diluted share, in the same period last year.

The following table sets forth certain selected financial results for our operations for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2024 vs. 2023
Financial Results	2024	2023	Increase (Decrease)
	(Millions of dollars, except percentages)
Natural gas sales	$694.1	$971.8	$(277.7)	(29)%
Transportation revenues	40.4	38.9	1.5	4%
Securitization customer charges	11.7	11.9	(0.2)	(2)%
Other revenues	12.1	9.5	2.6	27%
Total revenues	$758.3	$1,032.1	$(273.8)	(27)%
Cost of natural gas	383.0	665.8	(282.8)	(42)%
Operating costs	152.8	145.8	7.0	5%
Depreciation and amortization	76.6	71.3	5.3	7%
Operating income	$145.9	$149.2	$(3.3)	(2)%
Capital expenditures and asset removal costs	$179.4	$164.6	$14.8	9%

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

Operating income decreased $3.3 million for the three months ended March 31, 2024, compared with the same period last year, due primarily to the following:

•an increase of $8.5 million in employee-related costs due in part to planned investments in the Company’s workforce and ongoing in-sourcing efforts; and
•a decrease of $3.7 million in revenue due to lower sales volumes, net of the impact of weather normalization mechanisms.

These decreases were offset partially by:

•an increase of $11.2 million in revenue from new rates.

Weather across our service territories for the first quarter of 2024 was 2.7 percent warmer than the prior year. The impact on operating income was mitigated by our weather normalization mechanisms.

Other Factors Affecting Net Income - Other factors that affected net income for the three months ended March 31, 2024, compared with the same period last year, include an increase of $0.9 million in other income (expense), net due primarily to a $0.6 million higher return on investments associated with our nonqualified employee benefit plans.

Additionally, net income for the three months ended March 31, 2024, includes an increase in interest expense of $1.2 million. The increase in interest expense is due primarily to the issuance of $300 million of 5.10 percent senior notes in December 2023 and the repayment of $300 million of 3.61 percent senior notes due February 2024 and $473 million of 1.10 percent senior notes due March 2024 upon maturity with commercial paper.

EDIT - Income tax expense reflects credits for the amortization of the regulatory liability associated with EDIT that was returned to customers of $10.1 million and $9.9 million for the three months ended March 31, 2024 and 2023, respectively.

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

Capital expenditures and asset removal costs were $14.8 million higher for the three months ended March 31, 2024, respectively, compared with the same period last year, due primarily to expenditures for system integrity and extension of service to new areas. Our full-year capital expenditures and asset removal costs are expected to be approximately $750 million for 2024.

Selected Operating Information - The following tables set forth certain selected operating information for the periods indicated:

	Three Months Ended								Variances
	March 31,								2024 vs. 2023
(in thousands)	2024				2023				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	845	599	666	2,110	841	599	660	2,100	4	—	6	10
Commercial and industrial	78	51	36	165	78	51	36	165	—	—	—	—
Other	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	6	1	12	5	6	1	12	—	—	—	—
Total customers	928	656	706	2,290	924	656	700	2,280	4	—	6	10

The increase in the average number of customers for the periods presented is due primarily to the connection of new customers resulting from the extension and expansion of our system in our service areas. For the three months ended March 31, 2024, our average customer count includes approximately 5,200 new customer connections during the period. For the year ended December 31, 2023, our average customer count included approximately 23,400 new customer connections.

The following table reflects total volumes delivered, excluding the effects of WNA mechanisms on sales volumes:

	Three Months Ended
	March 31,
Volumes (MMcf)	2024	2023
Natural gas sales
Residential	52,353	54,603
Commercial and industrial	17,045	18,143
Other	1,056	1,088
Total sales volumes delivered	70,454	73,834
Transportation	63,399	64,934
Total volumes delivered	133,853	138,768

The impact of weather on residential and commercial natural gas sales is mitigated by WNA mechanisms in all jurisdictions.

The following table sets forth the HDDs by state for the periods indicated:

	Three Months Ended
	March 31,
	2024		2023		2024 vs. 2023	2024	2023
HDDs	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	1,681	1,800	1,719	1,792	(2)%	93%	96%
Kansas	2,201	2,460	2,251	2,460	(2)%	89%	92%
Texas	859	959	902	985	(5)%	90%	92%

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

Short-term Debt - The ONE Gas Credit Agreement provides for a $1.2 billion revolving unsecured credit facility and includes a $20 million letter of credit subfacility and a $60 million swingline subfacility. We can request an increase in commitments of up to an additional $300 million upon satisfaction of customary conditions, including receipt of commitments from either new lenders or increased commitments from existing lenders. The ONE Gas Credit Agreement is available to provide liquidity for working capital, capital expenditures, acquisitions and mergers, the issuance of letters of credit, and for other general corporate purposes.

The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. At March 31, 2024, our total debt-to-capital ratio was 53 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement. Excluding the debt of KGSS-I, which is non-recourse to us, our total debt-to-capital ratio was 50 percent. We may reduce the unutilized portion of the ONE Gas Credit Agreement in whole or in part without premium or penalty. The ONE Gas Credit Agreement contains customary events of default. Upon the occurrence of certain events of default, the obligations under the ONE Gas Credit Agreement may be accelerated and the commitments may be terminated.

Under our commercial paper program, we may issue unsecured commercial paper up to a maximum amount of $1.2 billion to fund short-term borrowing needs. The maturities of the commercial paper vary but may not exceed 270 days from the date of issue. Commercial paper is generally sold at par less a discount representing an interest factor. At March 31, 2024 and December 31, 2023, we had $953.4 million and $88.5 million of commercial paper outstanding with a weighted-average interest rate of 5.61 percent and 5.60 percent, respectively.

At March 31, 2024, we had $1.4 million in letters of credit issued and no borrowings under the ONE Gas Credit Agreement, with approximately $1.2 billion of remaining credit, which is available to repay our commercial paper borrowings.

Senior Notes - We repaid our $300 million of 3.61 percent senior notes due February 2024 and our $473 million of 1.10 percent senior notes due March 2024 upon maturity with commercial paper.

At March 31, 2024, we had outstanding $1.9 billion of Senior Notes with none due within the next year. The indenture governing our Senior Notes includes an event of default upon the acceleration of other indebtedness of $100 million or more. Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding Senior Notes to declare those Senior Notes immediately due and payable in full.

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

Securitized Utility Tariff Bonds - At March 31, 2024, we had outstanding $301.5 million of 5.486 percent KGSS-I Securitized Utility Tariff Bonds with $28.2 million due within the next year. The bonds are governed by an indenture between KGSS-I and the indenture trustee. The indenture contains certain covenants that restrict KGSS-I’s ability to sell, transfer, convey, exchange, or otherwise dispose of its assets.

At March 31, 2024, our long-term debt-to-capital ratio was 44 percent. Excluding the debt of KGSS-I, which is non-recourse to us, our long-term debt-to-capital ratio was 40 percent. See Note 14 of the Notes to Consolidated Financial Statements in this Quarterly Report for information with respect to KGSS-I.

Credit Ratings - Our credit ratings at March 31, 2024, were:

Rating Agency	Rating	Outlook
Moody’s	A3	Stable
S&P	A-	Stable

At March 31, 2024, our commercial paper was rated Prime-2 by Moody’s and A-2 by S&P. We intend to maintain credit metrics at a level that supports our balanced approach to capital investment and a return of capital to shareholders via a dividend that we believe will be competitive with our peer group.

Equity Issuances - The following table summarizes all of our outstanding forward sale agreements at March 31, 2024:

Maturity	Original Shares	Remaining Shares	Net Proceeds Available (in thousands)	Forward Price
December 31, 2024	926,465	926,465	$74,634	$80.56
December 31, 2024	2,000,000	1,257,000	96,982	77.15
December 31, 2024	1,200,000	1,200,000	89,056	74.21
December 31, 2024	180,000	180,000	13,348	74.16
Total forward sale agreements	4,306,465	3,563,465	$274,020	$76.90

Pension and Other Postemployment Benefit Plans - In 2024, our contributions are expected to be approximately $1.4 million to our defined benefit pension plans, and no contributions are expected to be made to our other post employment benefit plans. We use a December 31 measurement date for our plans.

Information about our pension and other postemployment benefit plans, including anticipated contributions, is included under Note 11 of the Notes to Consolidated Financial Statements in our Annual Report. See Note 9 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Three Months Ended
	March 31,		Variance
	2024	2023	2024 vs. 2023
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$108.3	$469.1	$(360.8)
Investing activities	(166.0)	(149.9)	(16.1)
Financing activities	39.8	(310.4)	350.2
Change in cash, cash equivalents, restricted cash and restricted cash equivalents	(17.9)	8.8	(26.7)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	39.4	18.1	21.3
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$21.5	$26.9	$(5.4)

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

Operating cash flows were lower for the three months ended March 31, 2024, compared with the prior period, due primarily to proceeds from government securitization of winter weather costs for Texas Gas Service in March 2023.

Investing Cash Flows - Cash used in investing activities decreased for the three months ended March 31, 2024, compared with the prior period, due primarily to an increase in capital expenditures for system integrity and extension of service to new areas.

Financing Cash Flows - Cash used in financing activities decreased for the three months ended March 31, 2024, compared with the prior period, due primarily to commercial paper borrowing in excess of repayments of long-term debt.

ENVIRONMENTAL, SAFETY AND REGULATORY MATTERS

Environmental Matters - We are subject to multiple laws and regulations regarding protection of the environment and natural and cultural resources, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, plant and wildlife protection, hazardous materials use, storage and transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits or the discovery of presently unknown environmental conditions may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the CAA and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three months ended March 31, 2024 and 2023.

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

We have an AAO that allows Kansas Gas Service to defer and seek recovery of costs necessary for investigation and remediation at, and nearby, these 12 former MGP sites that are incurred after January 1, 2017, up to a cap of $15.0 million, net of any related insurance recoveries. Costs approved for recovery in a future rate proceeding would then be amortized over a 15-year period. The unamortized amounts will not be included in rate base or accumulate carrying charges. Following a determination that future investigation and remediation work approved by the KDHE is expected to exceed $15.0 million, net of any related insurance recoveries, Kansas Gas Service will be required to file an application with the KCC for approval to increase the $15.0 million cap. In January 2024, we received $1.5 million in insurance proceeds for remediation costs related to these sites. At March 31, 2024 and December 31, 2023, we have deferred $30.5 million and $32.0 million, respectively, for accrued investigation and remediation costs pursuant to our AAO. Kansas Gas Service expects to file an application for amounts deferred in excess of the cap as soon as practicable after the KDHE approves the remediation plans we have submitted.

We have completed or are addressing removal of the source of soil contamination at all 12 sites and continue to monitor groundwater at seven of the 12 sites according to plans approved by the KDHE.

We also own or retain legal responsibility for certain environmental conditions at a former MGP site in Texas. At the request of the TCEQ, we began investigating the level and extent of contamination associated with the site under their Texas Risk

Reduction Program. A preliminary site investigation revealed that this site contains contaminants generally associated with MGP sites and is subject to control or remediation under various environmental laws and regulations. At March 31, 2024, estimated costs associated with expected remediation activities for this site are not material.

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three months ended March 31, 2024 and 2023. The reserve for remediation of our MGP sites was $13.9 million and $14.3 million at March 31, 2024 and December 31, 2023, respectively.

Environmental Footprint - We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation, and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows for the three months ended March 31, 2024 and 2023.

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

CRITICAL ACCOUNTING ESTIMATES

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

Information about our estimates and critical accounting policies is included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Estimates and Accounting Policies,” in our Annual Report.

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
•acts of nature and naturally occurring disasters;
•the potential effects of threatened or actual terrorism and war, including recent events in Europe and the Middle East;
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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1	Form of 2024 Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.8 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 22, 2024 (File No. 1-36108)).

10.2	Form of 2024 Performance Unit Award Agreement ((incorporated by reference to Exhibit 10.9 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 22, 2024 (File No. 1-36108)).

31.1	Certification of Robert S. McAnnally pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Christopher P. Sighinolfi pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert S. McAnnally pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Christopher P. Sighinolfi pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

101.DEF	XBRL Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three months ended March 31, 2024 and 2023; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and 2023; (iv) Consolidated Balance Sheets at March 31, 2024 and December 31, 2023; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023; (vi) Consolidated Statements of Equity for the three months ended March 31, 2024 and 2023; and (vii) Notes to Consolidated Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2024		ONE Gas, Inc.
Registrant

	By:	/s/ Christopher P. Sighinolfi
Christopher P. Sighinolfi
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)