Form 10-Q
period 2024-06-30
ONE Gas, Inc.
filed 2024-08-06
CIK 1587732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024.
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

On July 29, 2024, the Company had 56,654,351 shares of common stock outstanding.

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

GLOSSARY - The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

AAO	Accounting Authority Order
ADIT	Accumulated deferred income taxes
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2023
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bcf	Billion cubic feet
CAA	Federal Clean Air Act, as amended
EDIT	Excess deferred income taxes resulting from a change in enacted tax rates
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States of America
GRIP	Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
HDD	Heating degree day is a measure designed to reflect the demand for energy needed for heating based on the extent to which the daily average temperature falls below a reference temperature for which no heating is required, usually 65 degrees Fahrenheit
IT	Information Technology
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
KGSS-I	Kansas Gas Service Securitization I, L.L.C.
LDC	Local distribution company
MGP	Manufactured gas plant
Mcf	Thousand cubic feet
MMcf	Million cubic feet
Moody’s	Moody’s Investors Service, Inc.
NYSE	New York Stock Exchange
OCC	Oklahoma Corporation Commission
ONE Gas	ONE Gas, Inc.
ONE Gas Credit Agreement	ONE Gas’ $1.275 billion revolving credit agreement, as amended
PBRC	Performance-Based Rate Change
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
RRC	Railroad Commission of Texas
S&P	Standard & Poor’s Ratings Services
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Securitized Utility Tariff Bonds	Series 2022-A Senior Secured Securitized Utility Tariff Bonds, Tranche A
Senior Notes	ONE Gas’ registered unsecured notes consisting of $300 million of 5.10 percent senior notes due April 2029, $300 million of 2.00 percent senior notes due May 2030, $300 million of 4.25 percent senior notes due September 2032, $600 million of 4.66 percent senior notes due February 2044 and $400 million of 4.50 percent senior notes due November 2048
TCEQ	Texas Commission on Environmental Quality
TNG Corporation	Texas Natural Gas Securitization Finance Corporation
WNA	Weather normalization adjustment(s)
XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2024	2023	2024	2023
	(Thousands of dollars, except per share amounts)

Total revenues	$354,137	$398,114	$1,112,457	$1,430,257

Cost of natural gas	71,958	130,241	454,961	796,040

Operating expenses
Operations and maintenance	121,732	118,614	254,515	245,298
Depreciation and amortization	72,549	67,547	149,121	138,811
General taxes	18,473	17,690	38,575	36,856
Total operating expenses	212,754	203,851	442,211	420,965
Operating income	69,425	64,022	215,285	213,252
Other income, net	832	2,174	4,340	4,755
Interest expense, net	(36,970)	(27,485)	(68,327)	(57,600)
Income before income taxes	33,287	38,711	151,298	160,407
Income taxes	(6,044)	(6,022)	(24,738)	(25,097)
Net income	$27,243	$32,689	$126,560	$135,310

Earnings per share
Basic	$0.48	$0.59	$2.23	$2.43
Diluted	$0.48	$0.58	$2.23	$2.42

Average shares (thousands)
Basic	56,750	55,566	56,740	55,552
Diluted	56,827	55,914	56,813	55,857

Dividends declared per share of stock	$0.66	$0.65	$1.32	$1.30
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2024	2023	2024	2023
	(Thousands of dollars)
Net income	$27,243	$32,689	$126,560	$135,310
Other comprehensive income, net of tax
Change in pension and other postemployment benefit plan liability, net of tax of $—, $—, $—, and $—, respectively	(1)	—	(1)	—
Net unrealized holding gains (losses) on available-for-sale securities, net of tax of $(2), $—, $1, and $—, respectively	9	—	(1)	—
Total other comprehensive income (loss), net of tax	8	—	(2)	—
Comprehensive income	$27,251	$32,689	$126,558	$135,310
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Unaudited)	2024	2023
Assets	(Thousands of dollars)
Property, plant and equipment
Property, plant and equipment	8,764,153	$8,468,967
Accumulated depreciation and amortization	2,390,978	2,333,755
Net property, plant and equipment	6,373,175	6,135,212
Current assets
Cash and cash equivalents	10,744	18,835
Restricted cash and cash equivalents	21,722	20,552
Total cash, cash equivalents and restricted cash and cash equivalents	32,466	39,387
Accounts receivable, net	193,261	347,864
Materials and supplies	86,502	77,649
Natural gas in storage	138,290	187,097
Regulatory assets	114,153	75,308
Other current assets	35,553	37,899
Total current assets	600,225	765,204
Goodwill and other assets
Regulatory assets	276,009	287,906
Securitized intangible asset, net	278,939	293,619
Goodwill	157,953	157,953
Other assets	138,770	131,100
Total goodwill and other assets	851,671	870,578
Total assets	$7,825,071	$7,770,994
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS
(Continued)
	June 30,	December 31,
(Unaudited)	2024	2023
Equity and Liabilities	(Thousands of dollars)
Equity and long-term debt
Common stock, $0.01 par value: authorized 250,000,000 shares; issued and outstanding 56,650,838 shares at June 30, 2024; issued and outstanding 56,545,924 shares at December 31, 2023	$567	$565
Paid-in capital	2,038,514	2,028,755
Retained earnings	788,976	737,739
Accumulated other comprehensive loss	(1,184)	(1,182)
Total equity	2,826,873	2,765,877
Other long-term debt, excluding current maturities, net of issuance costs	1,878,689	1,877,895
Securitized utility tariff bonds, excluding current maturities, net of issuance costs	268,233	282,506
Total long-term debt, excluding current maturities, net of issuance costs	2,146,922	2,160,401
Total equity and long-term debt	4,973,795	4,926,278
Current liabilities
Current maturities of other long-term debt	13	772,984
Current maturities of securitized utility tariff bonds	28,183	27,430
Notes payable	1,031,500	88,500
Accounts payable	164,963	278,056
Accrued taxes other than income	56,018	68,793
Regulatory liabilities	39,750	66,901
Customer deposits	60,243	62,187
Other current liabilities	76,303	112,370
Total current liabilities	1,456,973	1,477,221
Deferred credits and other liabilities
Deferred income taxes	789,628	752,068
Regulatory liabilities	485,172	500,478
Employee benefit obligations	20,178	20,265
Other deferred credits	99,325	94,684
Total deferred credits and other liabilities	1,394,303	1,367,495
Commitments and contingencies
Total liabilities and equity	$7,825,071	$7,770,994
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended
	June 30,
(Unaudited)	2024	2023
	(Thousands of dollars)
Operating activities
Net income	$126,560	$135,310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	149,121	138,811
Deferred income taxes	22,255	11,912
Share-based compensation expense	6,728	6,305
Provision for doubtful accounts	1,775	4,880
Proceeds from government securitization of winter weather event costs	—	197,366
Changes in assets and liabilities:
Accounts receivable	152,828	314,545
Materials and supplies	(8,853)	(1,721)
Natural gas in storage	48,807	124,463
Asset removal costs	(31,660)	(32,551)
Accounts payable	(101,495)	(198,968)
Accrued taxes other than income	(12,775)	(23,952)
Customer deposits	(1,944)	(3,219)
Regulatory assets and liabilities - current	(75,496)	35,633
Regulatory assets and liabilities - noncurrent	8,826	26,217
Other assets and liabilities - current	(35,126)	12,156
Other assets and liabilities - noncurrent	1,375	1,555
Cash provided by operating activities	250,926	748,742
Investing activities
Capital expenditures	(342,370)	(322,231)
Other investing expenditures	(2,381)	(1,647)
Other investing receipts	2,975	2,462
Cash used in investing activities	(341,776)	(321,416)
Financing activities
Borrowings (repayments) of notes payable, net	943,000	(334,900)
Issuance of common stock	3,368	3,175
Repayment of other long-term debt	(773,000)	—
Repayment of securitized utility tariff bonds	(13,780)	—
Dividends paid	(74,672)	(72,006)
Tax withholdings related to net share settlements of stock compensation	(987)	(2,384)
Cash provided by (used in) financing activities	83,929	(406,115)
Change in cash, cash equivalents, restricted cash and restricted cash equivalents	(6,921)	21,211
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	39,387	18,127
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$32,466	$39,338
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$70,201	$47,773
Cash paid (received) for income taxes, net	$(1,232)	$9,174
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)	Common Stock Issued	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity
	(Shares)	(Thousands of dollars)
January 1, 2024	56,545,924	$565	$2,028,755	$737,739	$(1,182)	$2,765,877
Net income	—	—	—	99,317	—	99,317
Other comprehensive income	—	—	—	—	(10)	(10)
Common stock issued and other	23,472	1	2,136	—	—	2,137
Common stock dividends - $0.66 per share	—	—	277	(37,613)	—	(37,336)
March 31, 2024	56,569,396	$566	$2,031,168	$799,443	$(1,192)	$2,829,985
Net income	—	—	—	27,243	—	27,243
Other comprehensive income	—	—	—	—	8	8
Common stock issued and other	81,442	1	6,971	—	—	6,972
Common stock dividends - $0.66 per share	—	—	375	(37,710)	—	(37,335)
June 30, 2024	56,650,838	$567	$2,038,514	$788,976	$(1,184)	$2,826,873

January 1, 2023	55,349,954	$553	$1,932,714	$651,863	$(704)	$2,584,426
Net income	—	—	—	102,621	—	102,621
Common stock issued and other	39,096	—	435	—	—	435
Common stock dividends - $0.65 per share	—	—	319	(36,321)	—	(36,002)
March 31, 2023	55,389,050	$553	$1,933,468	$718,163	$(704)	$2,651,480
Net income	—	—	—	32,689	—	32,689
Common stock issued and other	57,791	1	6,660	—	—	6,661
Common stock dividends - $0.65 per share	—	—	318	(36,322)	—	(36,004)
June 30, 2023	55,446,841	$554	$1,940,446	$714,530	$(704)	$2,654,826
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Our accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. These statements also have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The 2023 year-end consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes in our Annual Report. Our significant accounting policies are described in Note 1 of our Notes to Consolidated Financial Statements in our Annual Report. The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Although management believes these estimates are reasonable, actual results could differ materially from these estimates. Due to the seasonal nature of our business, the results of operations for the six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for a 12-month period.

Organization and Nature of Operations - We provide natural gas distribution services to approximately 2.3 million customers in Oklahoma, Kansas and Texas through our three divisions, Oklahoma Natural Gas, Kansas Gas Service and Texas Gas Service, respectively. We primarily serve residential, commercial and transportation customers in all three states.

Segments - We operate in one reportable business segment: regulated public utilities that deliver natural gas primarily to residential, commercial and transportation customers. Our accounting policies are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report. We evaluate our financial performance principally on net income. For the three and six months ended June 30, 2024 and 2023, we had no single external customer from which we received 10 percent or more of our gross revenues.

Property, Plant and Equipment and Asset Removal Costs - Accounts payable for construction work in progress and asset removal costs decreased by approximately $11.7 million and $7.9 million for the six months ended June 30, 2024 and 2023, respectively. Such amounts are not included in capital expenditures or asset removal costs in our consolidated statements of cash flows.

Accounts Receivable, Net - Accounts receivable represent valid claims against nonaffiliated customers for natural gas sold or services rendered. We assess the creditworthiness of our customers. Those customers who do not meet minimum standards may be required to provide security, including deposits and other forms of collateral, when appropriate and allowed by our tariffs. With approximately 2.3 million customers across three states, we are not exposed materially to a concentration of credit risk. We maintain an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, consideration of the current environment and other information. We recover natural gas costs related to accounts written off when they are deemed uncollectible through the purchased-gas cost adjustment mechanisms in each of our jurisdictions. At June 30, 2024 and December 31, 2023, our allowance for doubtful accounts was $14.4 million and $16.1 million, respectively.

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

2.    REVENUE

The following table sets forth our revenues disaggregated by source for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Thousands of dollars)
Natural gas sales to customers	$298,351	$346,734	$987,856	$1,313,093
Transportation revenues	29,587	29,022	69,554	67,549
Securitization customer charges (Note 14)	11,555	11,807	23,226	23,740
Miscellaneous revenues	5,757	6,313	12,065	12,211
Total revenues from contracts with customers	345,250	393,876	1,092,701	1,416,593
Other revenues - natural gas sales related	6,227	1,614	14,222	7,404
Other revenues	2,660	2,624	5,534	6,260
Total other revenues	8,887	4,238	19,756	13,664
Total revenues	$354,137	$398,114	$1,112,457	$1,430,257

Accrued unbilled natural gas sales revenues at June 30, 2024 and December 31, 2023, were $75.3 million and $191.4 million, respectively, and are included in accounts receivable on our consolidated balance sheets.

3.    REGULATORY ASSETS AND LIABILITIES

The tables below present a summary of regulatory assets and liabilities, net of amortization, for the periods indicated:

		June 30, 2024
	Recovery Period	Current	Noncurrent	Total
		(Thousands of dollars)
Winter weather event costs	(a)	$16,758	$15,140	$31,898
Under-recovered purchased-gas costs	1 year	44,529	—	44,529
Pension and postemployment benefit costs	See Note 9	1,947	224,702	226,649
Reacquired debt costs	6 years	723	2,350	3,073
MGP remediation costs	15 years	98	30,362	30,460
Ad-valorem tax	1 year	14,314	—	14,314
WNA	1 year	21,343	—	21,343
Customer credit deferrals	1 year	10,412	1,177	11,589
Other	1 to 18 years	4,029	2,278	6,307
Total regulatory assets, net of amortization		114,153	276,009	390,162
Income tax rate changes	(a)	—	(485,172)	(485,172)
Over-recovered purchased-gas costs	1 year	(39,750)	—	(39,750)
Total regulatory liabilities		(39,750)	(485,172)	(524,922)
Net regulatory assets and liabilities		$74,403	$(209,163)	$(134,760)
(a) Recovery period varies by jurisdiction. See discussion below for additional information regarding our regulatory assets related to winter weather event costs and regulatory liabilities related to income tax rate changes.

		December 31, 2023
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
(a) Recovery period varies by jurisdiction. See discussion below for additional information regarding our regulatory assets related to winter weather event costs and regulatory liabilities related to income tax rate changes.

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

Winter weather event costs - At June 30, 2024, Texas Gas Service had deferred approximately $14.5 million in extraordinary costs associated with Winter Storm Uri attributable to its former West Texas service area. Pursuant to the approved settlement order, Texas Gas Service began collecting the extraordinary costs, including carrying costs, from those customers in January 2022.

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

Recovery through rates resulted in amortization of regulatory assets of approximately $2.4 million and $2.5 million for the three months ended June 30, 2024 and 2023, respectively, and approximately $9.5 million and $9.5 million for the six months ended June 30, 2024 and 2023, respectively.

4.    CREDIT FACILITY AND SHORT-TERM DEBT

In July 2024, we increased the capacity of the commercial paper program to $1.275 billion from $1.2 billion. Other than the increased capacity, all other terms and conditions of the commercial paper program remain in full force and effect.

In June 2024, we entered into an agreement that increased the capacity of the ONE Gas Credit Agreement to $1.275 billion from $1.2 billion with commitments from existing lenders and the addition of a new lender. The maturity date March 16, 2028, remains unchanged.

Other than the increased commitments and the addition of a new lender, all other terms and conditions of the ONE Gas Credit Agreement remain in full force and effect.

The ONE Gas Credit Agreement provides for a $1.275 billion revolving unsecured credit facility and includes a $20 million letter of credit subfacility and a $60 million swingline subfacility. We can request an increase in commitments of up to an additional $225 million upon satisfaction of customary conditions, including receipt of commitments from either new lenders or increased commitments from existing lenders. The ONE Gas Credit Agreement is available to provide liquidity for working capital, capital expenditures, acquisitions and mergers, the issuance of letters of credit and for other general corporate purposes.

The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. At June 30, 2024, our total debt-to-capital ratio was 53 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement. Excluding the debt of KGSS-I, which is non-recourse to us, our total debt-to-capital ratio was 51 percent. We may reduce the unutilized portion of the ONE Gas Credit Agreement in whole or in part without premium or penalty. The ONE Gas Credit Agreement contains customary events of default. Upon the occurrence of certain events of default, our obligations under the ONE Gas Credit Agreement may be accelerated and the commitments may be terminated.

At June 30, 2024, we had $1.4 million in letters of credit issued and no borrowings under the ONE Gas Credit Agreement, with approximately $1.27 billion of remaining credit, which is available to repay our commercial paper borrowings.

Under our commercial paper program, we may issue unsecured commercial paper up to a maximum amount of $1.275 billion to fund short-term borrowing needs. The maturities of the commercial paper vary but may not exceed 270 days from the date of issue. Commercial paper is generally sold at par less a discount representing an interest factor. At June 30, 2024 and December 31, 2023, we had $1.0 billion and $88.5 million of commercial paper outstanding with a weighted-average interest rate of 5.59 percent and 5.60 percent, respectively.

5.    LONG-TERM DEBT

The table below presents a summary of our long-term debt outstanding for the periods indicated:

	Interest Rate	June 30, 2024	December 31, 2023
		(Thousands of dollars)
Senior Notes due:
February 2024	3.610%	$—	$300,000
March 2024	1.100%	—	473,000
April 2029	5.100%	300,000	300,000
May 2030	2.000%	300,000	300,000
September 2032	4.250%	300,000	300,000
February 2044	4.658%	600,000	600,000
November 2048	4.500%	400,000	400,000
Total Senior Notes		1,900,000	2,673,000
KGSS-I Securitized Utility Tariff Bonds	5.486%	301,503	315,284
Other	8.000%	1,232	1,238
Unamortized discounts on long-term debt		(7,356)	(7,615)
Debt issuance costs (a)		(20,261)	(21,092)
Total long-term debt, net		2,175,118	2,960,815
Less: current maturities of KGSS-I securitized utility tariff bonds, net		28,183	27,430
Less: current maturities of other long-term debt, net		13	772,984
Noncurrent portion of long-term debt, net		$2,146,922	$2,160,401
(a) Includes issuance costs and discounts for the KGSS-I Securitized Utility Tariff Bonds of $5.1 million and $5.3 million, at June 30, 2024 and December 31, 2023 respectively.

Senior Notes - The indenture governing our Senior Notes includes an event of default upon the acceleration of other indebtedness of $100 million or more. Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding Senior Notes to declare those Senior Notes immediately due and payable in full.

Depending on the series, we may redeem our Senior Notes at par, plus accrued and unpaid interest to the redemption date, starting one month, three months or six months before their maturity dates. Prior to these dates, we may redeem these Senior Notes, in whole or in part, at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium. The redemption price will never be less than 100 percent of the principal amount of the respective Senior Note plus accrued and unpaid interest to the redemption date. Senior Notes are senior unsecured obligations, ranking equally in right of payment with all of our existing and future unsecured senior indebtedness.

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

6.    EQUITY

In February 2023, we entered into an at-the-market equity distribution agreement under which we may issue and sell shares of our common stock with an aggregate offering price up to $300 million. This at-the-market equity program replaced our previous at-the-market equity program, which began in February 2020, and expired in February 2023. Sales of common stock are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. At June 30, 2024, we had $225.5 million of equity available for issuance under the program.

The following table summarizes all of our outstanding forward sale agreements at June 30, 2024:

Maturity	Original Shares	Remaining Shares	Net Proceeds Available (in thousands)	Forward Price
December 31, 2024	926,465	926,465	$74,874	$80.82
December 31, 2024	2,000,000	1,257,000	97,259	77.37
December 31, 2024	1,200,000	1,200,000	89,268	74.39
December 31, 2024	180,000	180,000	13,382	74.34
Total forward sale agreements	4,306,465	3,563,465	$274,783	$77.11

Dividends Declared - In July 2024, we declared a dividend of $0.66 per share ($2.64 per share on an annualized basis) for shareholders of record as of August 14, 2024, payable on August 30, 2024.

7.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the effect of reclassifications from accumulated other comprehensive loss in our consolidated statements of income for the periods indicated:

	Three Months Ended		Six Months Ended		Affected Line Item in the
Details About Accumulated Other	June 30,		June 30,		Consolidated Statements
Comprehensive Loss (Income) Components	2024	2023	2024	2023	of Income
	(Thousands of dollars)
Pension and other postemployment benefit plan obligations (a)
Amortization of net loss	$1,442	$490	$2,884	$980
Amortization of unrecognized prior service cost	93	131	186	262
	1,535	621	3,070	1,242
Regulatory adjustments (b)	(1,536)	(621)	(3,071)	(1,242)
Total pension and other postemployment benefit obligations	(1)	—	(1)	—
Available-for-sale securities
Unrealized holding gains (losses) on available-for-sale securities	10	—	(2)	—
Realized gains (losses)	(10)	—	(10)	—
Amounts reclassified from accumulated other comprehensive income	11	—	10	—
Total available-for-sale securities	11	—	(2)	—
	10	—	(3)	—	Income before income taxes
	(2)	—	1	—	Income tax expense
Total reclassifications for the period	$8	$—	$(2)	$—	Net income
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

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Three Months Ended June 30, 2024
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$27,243	56,750	$0.48
Diluted EPS Calculation
Effect of dilutive securities	—	77
Net income available for common stock and common stock equivalents	$27,243	56,827	$0.48

	Three Months Ended June 30, 2023
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$32,689	55,566	$0.59
Diluted EPS Calculation
Effect of dilutive securities	—	348
Net income available for common stock and common stock equivalents	$32,689	55,914	$0.58

	Six Months Ended June 30, 2024
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$126,560	56,740	$2.23
Diluted EPS Calculation
Effect of dilutive securities	—	73
Net income available for common stock and common stock equivalents	$126,560	56,813	$2.23

	Six Months Ended June 30, 2023
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$135,310	55,552	$2.43
Diluted EPS Calculation
Effect of dilutive securities	—	305
Net income available for common stock and common stock equivalents	$135,310	55,857	$2.42

9.    EMPLOYEE BENEFIT PLANS

The following tables set forth the components of net periodic benefit cost for our pension and other postemployment benefit plans for the periods indicated:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(Thousands of dollars)
Components of net periodic benefit credit
Service cost	$1,551	$1,811	$3,102	$3,622
Interest cost (a)	10,281	10,607	20,562	21,214
Expected return on assets (a)	(14,757)	(14,879)	(29,514)	(29,758)
Amortization of unrecognized prior service cost (a)	93	93	186	186
Amortization of net loss (a)	1,446	502	2,892	1,004
Net periodic benefit credit	$(1,386)	$(1,866)	$(2,772)	$(3,732)
(a) These amounts, net of any amounts capitalized as a regulatory asset, have been recognized as other income (expense), net in the consolidated statement of income. See Note 11 for additional detail for our other income (expense), net.

	Other Postemployment Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(Thousands of dollars)
Components of net periodic benefit cost (credit)
Service cost	$152	$183	$304	$366
Interest cost (a)	2,045	2,288	4,090	4,576
Expected return on assets (a)	(2,284)	(2,432)	(4,568)	(4,864)
Amortization of unrecognized prior service cost (credit) (a)	—	38	—	76
Amortization of net gain (a)	(4)	(12)	(8)	(24)
Net periodic benefit cost (credit)	$(91)	$65	$(182)	$130
(a) These amounts, net of any amounts capitalized as a regulatory asset, have been recognized as other income (expense), net in the consolidated statement of income. See Note 11 for additional detail for our other income (expense), net.

We recover qualified pension benefit plan and other postemployment benefit plan costs through rates charged to our customers. Certain regulatory authorities require that the recovery of these costs be based on specific guidelines. The difference between these regulatory-based amounts and the periodic benefit cost calculated pursuant to GAAP is deferred as a regulatory asset or liability and amortized to expense over periods in which this difference will be recovered in rates, as authorized by the applicable regulatory authorities. For the six months ended June 30, 2024 and 2023, regulatory deferrals related to net periodic benefit cost were $2.4 million and $2.8 million, respectively.

We capitalize all eligible service cost and non-service cost components under the accounting requirements of ASC Topic 980 (Regulated Operations) for rate-regulated entities. Capitalized non-service costs reflected as a regulatory asset in our consolidated balance sheets were $4.4 million at June 30, 2024, and $2.2 million at December 31, 2023. See Note 3 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information.

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

At June 30, 2024, we have no uncertain tax positions. Changes in tax laws or tax rates are recognized in the financial reporting period that includes the enactment date. We are no longer subject to income tax examination for years prior to 2019.

Income tax expense reflects credits for the amortization of the regulatory liability associated with EDIT that was returned to customers of $1.8 million and $3.1 million for the three months ended June 30, 2024 and 2023, respectively, and $11.9 million and $13.0 million for the six months ended June 30, 2024 and 2023, respectively.

11.    OTHER INCOME AND OTHER EXPENSE

The following table sets forth the components of other income and other expense for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(Thousands of dollars)
Net periodic benefit other than service cost	$547	$963	$1,556	$1,871
Earnings on investments associated with nonqualified employee benefit plans	525	1,274	2,701	2,887
Other income (expense), net	(240)	(63)	83	(3)
Total other income, net	$832	$2,174	$4,340	$4,755

12.    COMMITMENTS AND CONTINGENCIES

Environmental Matters - We are subject to multiple laws and regulations regarding protection of the environment and natural and cultural resources, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, plant and wildlife protection, hazardous materials use, storage and transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits or the discovery of presently unknown environmental conditions may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the CAA and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and six months ended June 30, 2024 and 2023.

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

We have an AAO that allows Kansas Gas Service to defer and seek recovery of costs necessary for investigation and remediation at, and nearby, these 12 former MGP sites that are incurred after January 1, 2017, up to a cap of $15.0 million, net of any related insurance recoveries. Costs approved for recovery in a future rate proceeding would then be amortized over a 15-year period. The unamortized amounts will not be included in rate base or accumulate carrying charges. Following a determination that future investigation and remediation work approved by the KDHE exceeds $15.0 million, net of any related insurance recoveries, Kansas Gas Service will be required to file an application with the KCC for approval to increase the $15.0 million cap. In January 2024, we received $1.5 million in insurance proceeds for remediation costs related to these sites. At June 30, 2024 and December 31, 2023, we have deferred $30.5 million and $32.0 million, respectively, for accrued investigation and remediation costs pursuant to our AAO. Kansas Gas Service expects to file an application for amounts deferred in excess of the cap as soon as practicable.

We also own or retain legal responsibility for certain environmental conditions at a former MGP site in Texas. At the request of the TCEQ, we began investigating the level and extent of contamination associated with the site under their Texas Risk Reduction Program. A preliminary site investigation revealed that this site contains contaminants generally associated with MGP sites and is subject to control or remediation under various environmental laws and regulations. At June 30, 2024, estimated costs associated with expected remediation activities for this site are not material.

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and six months ended June 30, 2024 and 2023. The reserve for remediation of our MGP sites was $13.8 million and $14.3 million at June 30, 2024 and December 31, 2023, respectively.

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

Swaps - At June 30, 2024, we held over-the-counter natural gas fixed-price swaps for the heating season ending March 2025, with a total notional amount of 9.45 Bcf. At December 31, 2023, we held over-the counter natural gas fixed-prices swaps for the heating season ending March 2024 with a total notional amount of 5.1 Bcf.

Options - At June 30, 2024, we held natural gas call options for the heating season ending March 2025, with the total notional amounts of 1.02 Bcf, for which we paid premiums of $1.0 million. At December 31, 2023, we held purchased natural gas call options for the heating season ended March 2024, with total notional amounts of 0.5 Bcf, for which the premiums paid and the fair value were not material.

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

The following tables summarize, by level within the fair value hierarchy, our derivative and other assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2024 and December 31, 2023:

	June 30, 2024
	Level 1	Level 2	Netting (c)	Total
	(Thousands of dollars)
Assets:
Derivative instruments - swaps (a)	$—	$378	$(378)	$—
Derivative instruments - options (a)	—	191	—	191
United States treasury notes (b)	6,469	—	—	6,469
Corporate bonds (b)	—	10,439	—	10,439
Total assets	$6,469	$11,008	$(378)	$17,099
Liabilities:
Derivative instruments - swaps (a)	$—	$1,618	$(378)	$1,240
(a) The fair value is included in other current assets and other current liabilities in our consolidated balance sheets.
(b) The fair value is included in other current and noncurrent assets and other current and noncurrent liabilities in our consolidated balance sheets.
(c ) Our over-the-counter natural gas fixed-price swaps are presented on a net basis when the right of offset exists.

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

The estimated fair value of our long-term debt, including current maturities, was $2.0 billion and $2.8 billion at June 30, 2024 and December 31, 2023, respectively. The estimated fair value of our long-term debt was determined using quoted market prices, and is classified as Level 2.

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

The following table summarizes the impact of KGSS-I on our consolidated balance sheets, for the periods indicated:

	June 30,	December 31,
	2024	2023
	(Thousands of dollars)
Restricted cash and cash equivalents	$21,722	$20,552
Accounts receivable	4,668	5,133
Securitized intangible asset, net	278,939	293,619
Total assets	$305,329	$319,304
Current maturities of securitized utility tariff bonds	28,183	27,430
Accounts payable	253	393
Accrued interest	6,892	7,207
Securitized utility tariff bonds, excluding current maturities, net of discounts and issuance costs $5.1 million and $5.3 million, as of June 30, 2024 and December 31, 2023, respectively	268,233	282,506
Equity	1,768	1,768
Total liabilities and equity	$305,329	$319,304

The following table summarizes the impact of KGSS-I on our consolidated statements of income, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(Thousands of dollars)
Operating revenues	$11,555	$11,807	$23,226	$23,740
Operating expense	(110)	(109)	(221)	(219)
Amortization expense	(7,295)	(7,180)	(14,680)	(14,269)
Interest income	152	226	340	301
Interest expense	(4,266)	(4,744)	(8,593)	(9,553)
Income before income taxes	$36	$—	$72	$—

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the Notes to Consolidated Financial Statements in this Quarterly Report, as well as our Annual Report. Due to the seasonal nature of our business, the results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for a 12-month period.

RECENT DEVELOPMENTS

Senior Notes - We repaid $300 million of 3.61 percent senior notes due February 2024 and our $473 million of 1.10 percent senior notes due March 2024 upon maturity with commercial paper.

Dividend - In July 2024, we declared a dividend of $0.66 per share ($2.64 per share on an annualized basis) for shareholders of record as of August 14, 2024, payable on August 30, 2024.

REGULATORY ACTIVITIES

Oklahoma - As required by our tariff, PBRC filings are made annually on or before March 15 until the next general rate case, which is required to be filed on or before June 30, 2027. On February 29, 2024, Oklahoma Natural Gas filed its required PBRC application for the year ended December 2023. The filed request included a $31.8 million base rate revenue increase, $2.4 million energy efficiency incentive, and $12.8 million of estimated EDIT to be credited to customers in 2025. On May 31, 2024, a settlement in the case was filed with a proposed revenue increase of $31.4 million. On June 4, 2024, a hearing was held at the conclusion of which the administrative law judge took the case under advisement. On July 15, 2024, the administrative law judge issued a report to the OCC recommending approval of the settlement agreement. Pursuant to its tariff, Oklahoma Natural Gas placed new rates into effect on June 28, 2024. These rates are interim subject to refund until a commission order is issued in the case. An order is expected in the third quarter of 2024.

Kansas - On March 1, 2024, Kansas Gas Service submitted an application to the KCC requesting an increase to its base rates reflecting investments in its natural gas distribution system, implementation of a performance-based ratemaking mechanism and residential rate design options that align with customer usage. On August 2, 2024, a unanimous settlement agreement was signed by all parties to the rate case and filed with the KCC. A hearing on the unanimous settlement agreement is scheduled for the week of August 12, 2024.

If the unanimous settlement agreement is approved by the KCC as filed, Kansas Gas Service’s net base rates would increase $35 million. Kansas Gas Service was already recovering $35 million from customers through the GSRS; therefore, this settlement represents a total base rate increase of $70 million. The unanimous settlement agreement stipulates a GSRS pre-tax carrying charge of 8.97 percent for subsequent GSRS filings. According to the Order Setting Procedural Schedule, the KCC will issue an order by October 25, 2024.

Texas - West-North Service Area - In March 2024, Texas Gas Service made a GRIP filing for all customers in the West-North service area, requesting an $8.6 million increase to be effective in July 2024. In June of 2024, El Paso and Socorro denied the requested increase. Texas Gas Service filed an appeal of these denials to the RRC on July 8, 2024. All other municipalities, and the RRC, approved an increase of $8.5 million or allowed it to take effect with no action. Texas Gas Service implemented new rates in July 2024, subject to adjustment depending upon the outcome of the appeal.
Central-Gulf Service Area - In February 2024, Texas Gas Service made a GRIP filing for all customers in the Central-Gulf service area, requesting a $12.3 million increase to be effective in June 2024. In May 2024, the RRC and municipalities approved an increase of $12.2 million, and new rates became effective in June 2024.

In June 2024, Texas Gas Service filed a rate case for all customers in the Central-Gulf service area, requesting a $25.8 million increase. Texas Gas Service has invested approximately $355 million in its Central-Gulf service area natural gas distribution system since its last Central-Gulf service area rate case was finalized in August 2020. A portion of this investment, approximately $342 million, is currently recovered through GRIP. This filing is based on a 10.25 percent return on equity and a 59.6 percent common equity ratio. New rates are expected to take effect in late 2024.

Rio Grande Valley Service Area - In May 2024, Texas Gas Service made a GRIP filing for all customers in the Rio Grande Valley service area, requesting a $3.7 million increase to be effective in August 2024.

FINANCIAL RESULTS AND OPERATING INFORMATION

We operate in one reportable business segment: regulated public utilities that deliver natural gas to residential, commercial and transportation customers. Our accounting policies are the same as described in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report. We evaluate our financial performance principally on net income.

Selected Financial Results - For the three months ended June 30, 2024, net income was $27.3 million, or $0.48 per diluted share, compared with $32.7 million, or $0.58 per diluted share, in the same period last year. For the six months ended June 30, 2024, net income was $126.6 million, or $2.23 per diluted share, compared with $135.3 million, or $2.42 per diluted share, in the same period last year.

The following table sets forth certain selected financial results for our operations for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2024 vs. 2023		2024 vs. 2023
Financial Results	2024	2023	2024	2023	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars, except percentages)
Natural gas sales	$306.8	$348.3	$1,000.9	$1,320.0	$(41.5)	(12)%	$(319.1)	(24)%
Transportation revenues	30.3	29.1	70.7	68.0	1.2	4%	2.7	4%
Securitization customer charges	11.5	11.8	23.2	23.7	(0.3)	(3)%	(0.5)	(2)%
Other revenues	5.6	8.9	17.7	18.6	(3.3)	(37)%	(0.9)	(5)%
Total revenues	$354.2	$398.1	$1,112.5	$1,430.3	$(43.9)	(11)%	$(317.8)	(22)%
Cost of natural gas	72.0	130.2	455.0	796.0	(58.2)	(45)%	(341.0)	(43)%
Operating costs	140.3	136.4	293.1	282.2	3.9	3%	10.9	4%
Depreciation and amortization	72.5	67.5	149.1	138.8	5.0	7%	10.3	7%
Operating income	$69.4	$64.0	$215.3	$213.3	$5.4	8%	$2.0	1%
Capital expenditures and asset removal costs	$194.6	$190.2	$374.0	$354.8	$4.4	2%	$19.2	5%

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

Operating income increased $5.4 million for the three months ended June 30, 2024, compared with the same period last year, due primarily to the following:

•an increase of $14.7 million from new rates; and
•an increase of $1.6 million in residential sales due primarily to net customer growth in Oklahoma and Texas.

These increases were offset partially by:

•an increase of $5.0 million in depreciation and amortization expense from additional capital investment;
•an increase of $1.8 million in employee-related costs;
•an increase of $1.8 million in outside services; and
•a decrease of $1.3 million due to lower sales volumes, net of the impact of weather normalization mechanisms.

Operating income increased $2.0 million for the six months ended June 30, 2024, compared with the same period last year, due primarily to the following:

•an increase of $25.9 million from new rates; and
•an increase of $3.0 million in residential sales due primarily to net customer growth in Oklahoma and Texas.

These increases were offset by:

•an increase of $10.3 million of employee-related costs;
•an increase of $10.3 million in depreciation and amortization expense from additional capital investment; and
•a decrease of $4.9 million due to lower sales volumes, net of the impact of weather normalization mechanisms.

Weather across our service territories was 36 percent warmer than the prior year for the three months ended June 30, 2024 and 6 percent warmer than the prior year for the six months ended June 30, 2024. The impact on operating income was mitigated by our weather normalization mechanisms.

Other Factors Affecting Net Income - Other factors that affected net income for the three months ended June 30, 2024, compared to the same period last year, include a decrease of $1.3 million in other income (expense), net due primarily to a $0.4 million decrease in net periodic benefit costs other than service costs and a $0.7 million decrease in the market value of investments associated with our nonqualified employee benefit plans.

Other factors that affected net income for the six months ended June 30, 2024, compared with the same period last year, include a decrease of $0.4 million in other income (expense), net, due primarily to a $0.3 million decrease in net periodic benefit costs other than service costs and a $0.2 million decrease in the market value of investments associated with our nonqualified employee benefit plans.

Additionally, net income for the three and six months ended June 30, 2024, includes an increase in interest expense of $9.5 million and $10.7 million, respectively. The increase in interest expense is due primarily to the issuance of $300 million of 5.10 percent senior notes in December 2023 and the repayment of $300 million of 3.61 percent senior notes due February 2024 and $473 million of 1.10 percent senior notes due March 2024 upon maturity with commercial paper.

EDIT - Income tax expense reflects credits for the amortization of the regulatory liability associated with EDIT that was returned to customers of $1.8 million and $3.1 million for the three months ended June 30, 2024 and 2023, respectively, and $11.9 million and $13.0 million for the six months ended June 30, 2024 and 2023, respectively.

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

Capital expenditures and asset removal costs were $4.4 million and $19.2 million higher for the three and six months ended June 30, 2024, respectively, compared with the same period last year, due primarily to expenditures for system integrity and extension of service to new areas. Our full-year capital expenditures and asset removal costs are expected to be approximately $750 million for 2024.

Selected Operating Information - The following tables set forth certain selected operating information for the periods indicated:

	Three Months Ended								Variances
	June 30,								2024 vs. 2023
(in thousands)	2024				2023				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	844	595	667	2,106	837	593	660	2,090	7	2	7	16
Commercial and industrial	77	51	35	163	77	50	36	163	—	1	(1)	—
Other	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	6	1	12	5	6	1	12	—	—	—	—
Total customers	926	652	706	2,284	919	649	700	2,268	7	3	6	16

	Six Months Ended								Variances
	June 30,								2024 vs. 2023
(in thousands)	2024				2023				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	844	597	667	2,108	839	596	660	2,095	5	1	7	13
Commercial and industrial	78	51	35	164	78	50	36	164	—	1	(1)	—
Other	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	6	1	12	5	6	1	12	—	—	—	—
Total customers	927	654	706	2,287	922	652	700	2,274	5	2	6	13

The increase in the average number of customers for the periods presented is due primarily to the connection of new customers resulting from the extension and expansion of our system in our service areas. For the three months ended June 30, 2024, our average customer count includes approximately 5,300 new customer connections during the period. For the six months ended June 30, 2024, our average customer count includes approximately 10,500 new customer connections during the period. For the year ended December 31, 2023, our average customer count included approximately 23,400 new customer connections.

The following table reflects total volumes delivered, excluding the effects of WNA mechanisms on sales volumes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Volumes (MMcf)	2024	2023	2024	2023
Natural gas sales
Residential	10,564	12,823	62,917	67,426
Commercial and industrial	5,146	5,746	22,191	23,889
Other	248	363	1,304	1,451
Total sales volumes delivered	15,958	18,932	86,412	92,766
Transportation	52,267	52,823	115,666	117,757
Total volumes delivered	68,225	71,755	202,078	210,523

The impact of weather on residential and commercial natural gas sales is mitigated by WNA mechanisms in all jurisdictions.

The following table sets forth the HDDs by state for the periods indicated:

	Three Months Ended
	June 30,
	2024		2023		2024 vs. 2023	2024	2023
HDDs	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	117	230	234	228	(50)%	51%	103%
Kansas	221	394	316	394	(30)%	56%	80%
Texas	40	45	43	45	(7)%	89%	96%

	Six Months Ended
	June 30,
	2024		2023		2024 vs. 2023	2024	2023
HDDs	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	1,798	2,030	1,953	2,020	(8)%	89%	97%
Kansas	2,422	2,854	2,567	2,854	(6)%	85%	90%
Texas	899	1,004	945	1,030	(5)%	90%	92%

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

Our stable cash flow and earnings profile is due to the significant residential component of our customer base, the fixed-charge component of our natural gas sales revenues and the rate mechanisms that we have in place. Additionally, we have rate mechanisms in place in our jurisdictions that reduce the lag in earning a return on our capital expenditures and provide for recovery of certain changes in our cost of service by allowing for adjustments to rates between rate cases. We anticipate that our cash flow generated from operations and our expected short- and long-term financing arrangements will enable us to maintain our current and planned level of operations and provide us flexibility to finance our infrastructure investments. Our ability to access capital markets for debt and equity financing under reasonable terms depends on market conditions, our financial condition and credit ratings.

Short-term Debt - In July 2024, we increased the capacity of the commercial paper program to $1.275 billion from $1.2 billion. We may issue unsecured commercial paper up to a maximum amount of $1.275 billion to fund short-term borrowing needs. The maturities of the commercial paper vary but may not exceed 270 days from the date of issue. Commercial paper is generally sold at par less a discount representing an interest factor. At June 30, 2024 and December 31, 2023, we had $1.0 billion and $88.5 million of commercial paper outstanding with a weighted-average interest rate of 5.59 percent and 5.60 percent, respectively.

In June 2024, we entered into an agreement that increased the capacity of the ONE Gas Credit Agreement to $1.275 billion from $1.2 billion with commitments from existing lenders and the addition of a new lender. The ONE Gas Credit Agreement provides for a $1.275 billion revolving unsecured credit facility and includes a $20 million letter of credit subfacility and a $60 million swingline subfacility. We can request an increase in commitments of up to an additional $225 million upon satisfaction of customary conditions, including receipt of commitments from either new lenders or increased commitments from existing lenders. The ONE Gas Credit Agreement is available to provide liquidity for working capital, capital expenditures, acquisitions and mergers, the issuance of letters of credit, and for other general corporate purposes.

The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. At June 30, 2024, our total debt-to-capital ratio was 53 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement. Excluding the debt of KGSS-I, which is non-recourse to us, our total debt-to-capital ratio was 51 percent. We may reduce the unutilized portion of the ONE Gas Credit Agreement in whole or in part without premium or penalty. The ONE Gas Credit Agreement contains customary events of default. Upon the occurrence of certain events of default, the obligations under the ONE Gas Credit Agreement may be accelerated and the commitments may be terminated.

At June 30, 2024, we had $1.4 million in letters of credit issued and no borrowings under the ONE Gas Credit Agreement, with approximately $1.27 billion of remaining credit, which is available to repay our commercial paper borrowings.

Senior Notes - We repaid our $300 million of 3.61 percent senior notes due February 2024 and our $473 million of 1.10 percent senior notes due March 2024 upon maturity with commercial paper.

At June 30, 2024, we had outstanding $1.9 billion of Senior Notes with none due within the next year. The indenture governing our Senior Notes includes an event of default upon the acceleration of other indebtedness of $100 million or more. Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding Senior Notes to declare those Senior Notes immediately due and payable in full.

Depending on the series, we may redeem our Senior Notes at par, plus accrued and unpaid interest to the redemption date, starting one month, three months or six months before their maturity dates. Prior to these dates, we may redeem these Senior Notes, in whole or in part, at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium. The redemption price will never be less than 100 percent of the principal amount of the respective Senior Note plus accrued and unpaid interest to the redemption date. Our Senior Notes are senior unsecured obligations, ranking equally in right of payment with all of our existing and future unsecured senior indebtedness.

At June 30, 2024, our long-term debt-to-capital ratio was 44 percent. Excluding the debt of KGSS-I, which is non-recourse to us, our long-term debt-to-capital ratio was 40 percent. See Note 14 of the Notes to Consolidated Financial Statements in this Quarterly Report for information with respect to KGSS-I.

Credit Ratings - Our credit ratings at June 30, 2024, were:

Rating Agency	Rating	Outlook
Moody’s	A3	Stable
S&P	A-	Stable

At June 30, 2024, our commercial paper was rated Prime-2 by Moody’s and A-2 by S&P. We intend to maintain credit metrics at a level that supports our balanced approach to capital investment and a return of capital to shareholders via a dividend that we believe will be competitive with our peer group.

Securitized Utility Tariff Bonds - At June 30, 2024, we had outstanding $301.5 million of 5.486 percent KGSS-I Securitized Utility Tariff Bonds with $28.2 million due within the next year. The bonds are governed by an indenture between KGSS-I and the indenture trustee. The indenture contains certain covenants that restrict KGSS-I’s ability to sell, transfer, convey, exchange, or otherwise dispose of its assets.

Equity Issuances - The following table summarizes all of our outstanding forward sale agreements at June 30, 2024:

Maturity	Original Shares	Remaining Shares	Net Proceeds Available (in thousands)	Forward Price
December 31, 2024	926,465	926,465	$74,874	$80.82
December 31, 2024	2,000,000	1,257,000	97,259	77.37
December 31, 2024	1,200,000	1,200,000	89,268	74.39
December 31, 2024	180,000	180,000	13,382	74.34
Total forward sale agreements	4,306,465	3,563,465	$274,783	$77.11

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Six Months Ended
	June 30,		Variance
	2024	2023	2024 vs. 2023
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$250.9	$748.7	$(497.8)
Investing activities	(341.8)	(321.4)	(20.4)
Financing activities	83.9	(406.1)	490.0
Change in cash, cash equivalents, restricted cash and restricted cash equivalents	(7.0)	21.2	(28.2)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	39.4	18.1	21.3
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$32.4	$39.3	$(6.9)

Operating Cash Flows - Changes in cash flows from operating activities are due primarily to changes in sales revenues, natural gas costs and operating expenses discussed in “Financial Results and Operating Information,” the effects of Winter Storm Uri discussed in “Regulatory Activities” and changes in working capital. Changes in natural gas prices and demand for our services or natural gas, whether because of general economic conditions, variations in weather not mitigated by WNA mechanisms, changes in supply or increased competition from other service providers, could affect our earnings and operating cash flows. Typically, our cash flows from operations are greater in the first half of the year compared with the second half of the year.

Operating cash flows were lower for the six months ended June 30, 2024, compared with the prior period, due primarily to proceeds from government securitization of winter weather costs for Texas Gas Service in March 2023 and working capital changes related to accounts receivable and lower gas in storage.

Investing Cash Flows - Cash used in investing activities increased for the six months ended June 30, 2024, compared with the prior period, due primarily to an increase in capital expenditures for system integrity and extension of service to new areas.

Financing Cash Flows - Cash used in financing activities decreased for the six months ended June 30, 2024, compared with the prior period, due primarily to commercial paper borrowing in excess of repayments of long-term debt.

ENVIRONMENTAL, SAFETY AND REGULATORY MATTERS

Environmental Matters - We are subject to multiple laws and regulations regarding protection of the environment and natural and cultural resources, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, plant and wildlife protection, hazardous materials use, storage and transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits or the discovery of presently unknown environmental conditions may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the CAA and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and six months ended June 30, 2024 and 2023.

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

We have an AAO that allows Kansas Gas Service to defer and seek recovery of costs necessary for investigation and remediation at, and nearby, these 12 former MGP sites that are incurred after January 1, 2017, up to a cap of $15.0 million, net of any related insurance recoveries. Costs approved for recovery in a future rate proceeding would then be amortized over a 15-year period. The unamortized amounts will not be included in rate base or accumulate carrying charges. Following a determination that future investigation and remediation work approved by the KDHE exceeds $15.0 million, net of any related insurance recoveries, Kansas Gas Service will be required to file an application with the KCC for approval to increase the $15.0 million cap. In January 2024, we received $1.5 million in insurance proceeds for remediation costs related to these sites. At June 30, 2024 and December 31, 2023, we have deferred $30.5 million and $32.0 million, respectively, for accrued investigation and remediation costs pursuant to our AAO. Kansas Gas Service expects to file an application for amounts deferred in excess of the cap as soon as practicable.

We also own or retain legal responsibility for certain environmental conditions at a former MGP site in Texas. At the request of the TCEQ, we began investigating the level and extent of contamination associated with the site under their Texas Risk Reduction Program. A preliminary site investigation revealed that this site contains contaminants generally associated with MGP sites and is subject to control or remediation under various environmental laws and regulations. At June 30, 2024, estimated costs associated with expected remediation activities for this site are not material.

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the six months ended June 30, 2024 and 2023. The reserve for remediation of our MGP sites was $13.8 million and $14.3 million at June 30, 2024 and December 31, 2023, respectively.

Environmental Footprint - We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation, and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows for the six months ended June 30, 2024 and 2023.

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
•political unrest and the potential effects of threatened or actual terrorism and war;
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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Lender Joinder and Commitment Agreement, dated as of June 27, 2024, among ONE Gas, Inc., Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Regions Bank, as lender and the letter of credit issuers parties thereto (incorporated by reference to Exhibit 10.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on June 28, 2024 (File No. 1-36108)).

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

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the six months ended June 30, 2024 and 2023; (iii) Consolidated Statements of Comprehensive Income for the six months ended June 30, 2024 and 2023; (iv) Consolidated Balance Sheets at June 30, 2024 and December 31, 2023; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023; (vi) Consolidated Statements of Equity for the six months ended June 30, 2024 and 2023; and (vii) Notes to Consolidated Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2024		ONE Gas, Inc.
Registrant

	By:	/s/ Christopher P. Sighinolfi
Christopher P. Sighinolfi
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)