Form 10-Q
period 2024-09-30
ONE Gas, Inc.
filed 2024-11-05
CIK 1587732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024.
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

On October 28, 2024, the Company had 56,655,256 shares of common stock outstanding.

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

AVAILABLE INFORMATION

We make available, free of charge, on our website (www.onegas.com) our Annual Reports, Quarterly Reports, Current Reports on Form 8-K, amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act and reports of holdings of our securities filed by our officers and directors under Section 16 of the Exchange Act. Such materials are available as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC, which also makes these materials available on its website (www.sec.gov). Our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Certificate of Incorporation, bylaws, the written charters of our Audit Committee, Executive Compensation Committee, and Corporate Governance Committee and our Sustainability Report are also available on our website, and copies of these documents are available upon request.

In addition to filings with the SEC and materials posted on our website, we also use social media platforms as channels of information distribution to reach investors and other stakeholders. Information contained on our website and posted on or disseminated through our social media accounts is not incorporated by reference into this report.

GLOSSARY - The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

AAO	Accounting Authority Order
ADIT	Accumulated deferred income taxes
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2023
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bcf	Billion cubic feet
CAA	Federal Clean Air Act, as amended
EDIT	Excess deferred income taxes resulting from a change in enacted tax rates
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States of America
GRIP	Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
HDD	Heating degree day is a measure designed to reflect the demand for energy needed for heating based on the extent to which the daily average temperature falls below a reference temperature for which no heating is required, usually 65 degrees Fahrenheit
IT	Information Technology
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
KGSS-I	Kansas Gas Service Securitization I, L.L.C.
LDC	Local distribution company
MGP	Manufactured gas plant
MMcf	Million cubic feet
Moody’s	Moody’s Investors Service, Inc.
NYSE	New York Stock Exchange
OCC	Oklahoma Corporation Commission
ONE Gas	ONE Gas, Inc.
ONE Gas Credit Agreement	ONE Gas’ $1.35 billion revolving credit agreement, as amended
PBRC	Performance-Based Rate Change
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
RRC	Railroad Commission of Texas
S&P	Standard & Poor’s Ratings Services
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Securitized Utility Tariff Bonds	Series 2022-A Senior Secured Securitized Utility Tariff Bonds, Tranche A
Senior Notes	ONE Gas’ registered unsecured notes consisting of $550 million of 5.10 percent senior notes due April 2029, $300 million of 2.00 percent senior notes due May 2030, $300 million of 4.25 percent senior notes due September 2032, $600 million of 4.66 percent senior notes due February 2044 and $400 million of 4.50 percent senior notes due November 2048
TCEQ	Texas Commission on Environmental Quality
TNG Corporation	Texas Natural Gas Securitization Finance Corporation
WNA	Weather normalization adjustment(s)
XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2024	2023	2024	2023
	(Thousands of dollars, except per share amounts)

Total revenues	$340,398	$335,816	$1,452,855	$1,766,073

Cost of natural gas	59,632	70,910	514,593	866,950

Operating expenses
Operations and maintenance	130,743	121,623	385,258	366,921
Depreciation and amortization	72,126	68,435	221,247	207,246
General taxes	18,448	17,645	57,023	54,501
Total operating expenses	221,317	207,703	663,528	628,668
Operating income	59,449	57,203	274,734	270,455
Other income, net	2,982	55	7,322	4,810
Interest expense, net	(39,148)	(27,961)	(107,475)	(85,561)
Income before income taxes	23,283	29,297	174,581	189,704
Income taxes	(4,015)	(4,108)	(28,753)	(29,205)
Net income	$19,268	$25,189	$145,828	$160,499

Earnings per share
Basic	$0.34	$0.45	$2.57	$2.89
Diluted	$0.34	$0.45	$2.56	$2.87

Average shares (thousands)
Basic	56,825	55,624	56,768	55,576
Diluted	57,093	55,975	56,906	55,897

Dividends declared per share of stock	$0.66	$0.65	$1.98	$1.95
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2024	2023	2024	2023
	(Thousands of dollars)
Net income	$19,268	$25,189	$145,828	$160,499
Other comprehensive income, net of tax
Change in pension and other postemployment benefit plan liability, net of tax of $—, $—, $—, and $—, respectively	—	(1)	(1)	(1)
Net unrealized holding gains (losses) on available-for-sale securities, net of tax of $(68), $—, $(67), and $—, respectively	255	—	254	—
Total other comprehensive income (loss), net of tax	255	(1)	253	(1)
Comprehensive income	$19,523	$25,188	$146,081	$160,498
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Unaudited)	2024	2023
Assets	(Thousands of dollars)
Property, plant and equipment
Property, plant and equipment	$8,937,502	$8,468,967
Accumulated depreciation and amortization	2,432,659	2,333,755
Net property, plant and equipment	6,504,843	6,135,212
Current assets
Cash and cash equivalents	18,797	18,835
Restricted cash and cash equivalents	9,961	20,552
Total cash, cash equivalents and restricted cash and cash equivalents	28,758	39,387
Accounts receivable, net	176,248	347,864
Materials and supplies	94,392	77,649
Natural gas in storage	180,795	187,097
Regulatory assets	130,854	75,308
Other current assets	79,455	37,899
Total current assets	690,502	765,204
Goodwill and other assets
Regulatory assets	269,925	287,906
Securitized intangible asset, net	272,510	293,619
Goodwill	157,953	157,953
Other assets	143,692	131,100
Total goodwill and other assets	844,080	870,578
Total assets	$8,039,425	$7,770,994
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS
(Continued)
	September 30,	December 31,
(Unaudited)	2024	2023
Equity and Liabilities	(Thousands of dollars)
Equity and long-term debt
Common stock, $0.01 par value: authorized 250,000,000 shares; issued and outstanding 55,655,255 shares at September 30, 2024; issued and outstanding 56,545,924 shares at December 31, 2023	$567	$565
Paid-in capital	2,042,568	2,028,755
Retained earnings	770,416	737,739
Accumulated other comprehensive loss	(929)	(1,182)
Total equity	2,812,622	2,765,877
Other long-term debt, excluding current maturities, net of issuance costs	2,131,448	1,877,895
Securitized utility tariff bonds, excluding current maturities, net of issuance costs	253,434	282,506
Total long-term debt, excluding current maturities, net of issuance costs	2,384,882	2,160,401
Total equity and long-term debt	5,197,504	4,926,278
Current liabilities
Current maturities of other long-term debt	14	772,984
Current maturities of securitized utility tariff bonds	28,956	27,430
Notes payable	951,400	88,500
Accounts payable	146,821	278,056
Accrued taxes other than income	71,829	68,793
Regulatory liabilities	27,652	66,901
Customer deposits	72,537	62,187
Other current liabilities	88,405	112,370
Total current liabilities	1,387,614	1,477,221
Deferred credits and other liabilities
Deferred income taxes	851,378	752,068
Regulatory liabilities	483,287	500,478
Employee benefit obligations	20,030	20,265
Other deferred credits	99,612	94,684
Total deferred credits and other liabilities	1,454,307	1,367,495
Commitments and contingencies
Total liabilities and equity	$8,039,425	$7,770,994
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended
	September 30,
(Unaudited)	2024	2023
	(Thousands of dollars)
Operating activities
Net income	$145,828	$160,499
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	221,247	207,246
Deferred income taxes	82,052	14,733
Share-based compensation expense	10,458	9,259
Provision for doubtful accounts	3,736	7,164
Proceeds from government securitization of winter weather event costs	—	197,366
Changes in assets and liabilities:
Accounts receivable	167,880	369,203
Materials and supplies	(16,743)	(4,045)
Natural gas in storage	6,302	64,798
Asset removal costs	(48,135)	(48,779)
Accounts payable	(116,385)	(189,663)
Accrued taxes other than income	3,036	(10,825)
Customer deposits	10,350	9,139
Regulatory assets and liabilities - current	(106,051)	17,884
Regulatory assets and liabilities - noncurrent	13,374	28,667
Other assets and liabilities - current	(67,145)	7,656
Other assets and liabilities - noncurrent	(4,023)	2,222
Cash provided by operating activities	305,781	842,524
Investing activities
Capital expenditures	(523,590)	(490,338)
Other investing expenditures	(3,760)	(3,194)
Other investing receipts	5,122	4,121
Cash used in investing activities	(522,228)	(489,411)
Financing activities
Borrowings (repayments) of notes payable, net	862,900	(225,050)
Issuance of other long-term debt, net of premiums	253,651	—
Issuance of common stock	3,368	3,176
Repayment of other long-term debt	(773,000)	—
Repayment of securitized utility tariff bonds	(27,939)	(20,716)
Dividends paid	(112,064)	(108,049)
Tax withholdings related to net share settlements of stock compensation	(1,098)	(2,563)
Cash provided by (used in) financing activities	205,818	(353,202)
Change in cash, cash equivalents, restricted cash and restricted cash equivalents	(10,629)	(89)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	39,387	18,127
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$28,758	$18,038
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$110,667	$78,798
Cash paid (received) for income taxes, net	$(1,232)	$17,051
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)	Common Stock Issued	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity
	(Shares)	(Thousands of dollars)
January 1, 2024	56,545,924	$565	$2,028,755	$737,739	$(1,182)	$2,765,877
Net income	—	—	—	99,317	—	99,317
Other comprehensive income	—	—	—	—	(10)	(10)
Common stock issued and other	23,472	1	2,136	—	—	2,137
Common stock dividends - $0.66 per share	—	—	277	(37,613)	—	(37,336)
March 31, 2024	56,569,396	$566	$2,031,168	$799,443	$(1,192)	$2,829,985
Net income	—	—	—	27,243	—	27,243
Other comprehensive income	—	—	—	—	8	8
Common stock issued and other	81,442	1	6,971	—	—	6,972
Common stock dividends - $0.66 per share	—	—	375	(37,710)	—	(37,335)
June 30, 2024	56,650,838	$567	$2,038,514	$788,976	$(1,184)	$2,826,873
Net income	—	—	—	19,268	—	19,268
Other comprehensive income	—	—	—	—	255	255
Common stock issued and other	4,417	—	3,619	—	—	3,619
Common stock dividends - $0.66 per share	—	—	435	(37,828)	—	(37,393)
September 30, 2024	56,655,255	$567	$2,042,568	$770,416	$(929)	$2,812,622
January 1, 2023	55,349,954	$553	$1,932,714	$651,863	$(704)	$2,584,426
Net income	—	—	—	102,621	—	102,621
Other comprehensive income	—	—	—	—	—	—
Common stock issued and other	39,096	—	435	—	—	435
Common stock dividends - $0.65 per share	—	—	319	(36,321)	—	(36,002)
March 31, 2023	55,389,050	$553	$1,933,468	$718,163	$(704)	$2,651,480
Net income	—	—	—	32,689	—	32,689
Other comprehensive income	—	—	—	—	—	—
Common stock issued and other	57,791	1	6,660	—	—	6,661
Common stock dividends - $0.65 per share	—	—	318	(36,322)	—	(36,004)
June 30, 2023	55,446,841	$554	$1,940,446	$714,530	$(704)	$2,654,826
Net income	—	—	—	25,189	—	25,189
Other comprehensive income	—	—	—	—	(1)	(1)
Common stock issued and other	3,640	1	2,775	—	—	2,776
Common stock dividends - $0.65 per share	—	—	315	(36,358)	—	(36,043)
September 30, 2023	55,450,481	$555	$1,943,536	$703,361	$(705)	$2,646,747
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Our accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. These statements also have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The 2023 year-end consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes in our Annual Report. Our significant accounting policies are described in Note 1 of our Notes to Consolidated Financial Statements in our Annual Report. The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Although management believes these estimates are reasonable, actual results could differ materially from these estimates. Due to the seasonal nature of our business, the results of operations for the nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for a 12-month period.

Organization and Nature of Operations - We provide natural gas distribution services to approximately 2.3 million customers in Oklahoma, Kansas and Texas through our three divisions, Oklahoma Natural Gas, Kansas Gas Service and Texas Gas Service, respectively. We primarily serve residential, commercial and transportation customers in all three states.

Segments - We operate in one reportable business segment: regulated public utilities that deliver natural gas primarily to residential, commercial and transportation customers. Our accounting policies are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report. We evaluate our financial performance principally on net income. For the three and nine months ended September 30, 2024 and 2023, we had no single external customer from which we received 10 percent or more of our gross revenues.

Property, Plant and Equipment and Asset Removal Costs - Accounts payable for construction work in progress and asset removal costs decreased by approximately $15.8 million and $3.9 million for the nine months ended September 30, 2024 and 2023, respectively. Such amounts are not included in capital expenditures or asset removal costs in our consolidated statements of cash flows.

Accounts Receivable, Net - Accounts receivable represent valid claims against nonaffiliated customers for natural gas sold or services rendered. We assess the creditworthiness of our customers. Those customers who do not meet minimum standards may be required to provide security, including deposits and other forms of collateral, when appropriate and allowed by our tariffs. With approximately 2.3 million customers across three states, we are not exposed materially to a concentration of credit risk. We maintain an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, consideration of the current environment and other information. We recover natural gas costs related to accounts written off when they are deemed uncollectible through the purchased-gas cost adjustment mechanisms in each of our jurisdictions. At September 30, 2024 and December 31, 2023, our allowance for doubtful accounts was $12.9 million and $16.1 million, respectively.

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

Recently Issued Accounting Standards Update - In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which is intended to enhance annual income tax disclosures to address investor requests for more information about the tax risks and opportunities present in an entity’s operations. The amendments in this standard require disclosure of additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate (the rate reconciliation) for federal, state, and foreign income taxes. They also require greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. In addition to new disclosures associated with the rate reconciliation, the amendments in this update require information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. The amendments in this update are effective for annual periods beginning after December 15, 2024, and early adoption is permitted. We are currently evaluating the impact of adopting this standard.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which is intended to improve annual and interim reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this standard enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The amendments in this update are effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of adopting this standard.

2.    REVENUE

The following table sets forth our revenues disaggregated by source for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Thousands of dollars)
Natural gas sales to customers	$289,243	$285,373	$1,277,099	$1,598,466
Transportation revenues	30,492	29,535	100,046	97,084
Securitization customer charges (Note 14)	10,515	12,014	33,741	35,754
Miscellaneous revenues	5,497	4,812	17,562	17,023
Total revenues from contracts with customers	335,747	331,734	1,428,448	1,748,327
Other revenues - natural gas sales related	535	653	14,757	8,057
Other revenues	4,116	3,429	9,650	9,689
Total other revenues	4,651	4,082	24,407	17,746
Total revenues	$340,398	$335,816	$1,452,855	$1,766,073

Accrued unbilled natural gas sales revenues at September 30, 2024 and December 31, 2023, were $81.2 million and $191.4 million, respectively, and are included in accounts receivable on our consolidated balance sheets.

3.    REGULATORY ASSETS AND LIABILITIES

The tables below present a summary of regulatory assets and liabilities, net of amortization, for the periods indicated:

		September 30, 2024
	Recovery Period	Current	Noncurrent	Total
		(Thousands of dollars)
Winter weather event costs	(a)	$15,242	$15,141	$30,383
Under-recovered purchased-gas costs	1 year	61,881	—	61,881
Pension and postemployment benefit costs	See Note 9	2,559	220,232	222,791
Reacquired debt costs	6 years	723	2,170	2,893
MGP remediation costs	15 years	98	30,338	30,436
Ad-valorem tax	1 year	17,105	—	17,105
WNA	1 year	20,804	—	20,804
Customer credit deferrals	1 year	8,672	1,177	9,849
Other	1 to 18 years	3,770	867	4,637
Total regulatory assets, net of amortization		130,854	269,925	400,779
Income tax rate changes	(a)	—	(483,287)	(483,287)
Over-recovered purchased-gas costs	1 year	(27,652)	—	(27,652)
Total regulatory liabilities		(27,652)	(483,287)	(510,939)
Net regulatory assets and liabilities		$103,202	$(213,362)	$(110,160)
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

Winter weather event costs - At September 30, 2024, Texas Gas Service had deferred approximately $13.0 million in extraordinary costs associated with Winter Storm Uri attributable to its former West Texas service area. Pursuant to the approved settlement order, Texas Gas Service began collecting the extraordinary costs, including carrying costs, from those customers in January 2022.

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

Recovery through rates resulted in amortization of regulatory assets of approximately $1.8 million and not material for the three months ended September 30, 2024 and 2023, respectively, and approximately $11.3 million and $11.1 million for the nine months ended September 30, 2024 and 2023, respectively.

4.    CREDIT FACILITY AND SHORT-TERM DEBT

In October 2024, we entered into an agreement that increased the capacity of the ONE Gas Credit Agreement to $1.35 billion from $1.275 billion with commitments from existing lenders and the addition of a new lender. Other than the increased commitments and the addition of a new lender, all other terms and conditions of the ONE Gas Credit Agreement remain in full force and effect, including the maturity date of March 16, 2028.

The ONE Gas Credit Agreement provides for a $1.35 billion revolving unsecured credit facility and includes a $20 million letter of credit subfacility and a $60 million swingline subfacility. We can request an increase in commitments of up to an additional $150 million upon satisfaction of customary conditions, including receipt of commitments from either new lenders or increased commitments from existing lenders. The ONE Gas Credit Agreement is available to provide liquidity for working capital, capital expenditures, acquisitions and mergers, the issuance of letters of credit and for other general corporate purposes.

The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. At September 30, 2024, our total debt-to-capital ratio was 54.5 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement. Excluding the debt of KGSS-I, which is non-recourse to us, our total debt-to-capital ratio was 52.3 percent. We may reduce the unutilized portion of the ONE Gas Credit Agreement in whole or in part without premium or penalty. The ONE Gas Credit Agreement contains customary events of default. Upon the occurrence of certain events of default, our obligations under the ONE Gas Credit Agreement may be accelerated and the commitments may be terminated.

At September 30, 2024, we had $1.4 million in letters of credit issued and no borrowings under the ONE Gas Credit Agreement, with approximately $1.275 billion of remaining credit, which is available to repay our commercial paper borrowings.

In October 2024, we increased the capacity of our commercial paper program to $1.35 billion from $1.275 billion. Under our commercial paper program, we may issue unsecured commercial paper to fund short-term borrowing needs. The maturities of the commercial paper vary but may not exceed 270 days from the date of issue. Commercial paper is generally sold at par less a discount representing an interest factor. At September 30, 2024 and December 31, 2023, we had $951.4 million and $88.5 million of commercial paper outstanding with a weighted-average interest rate of 5.24 percent and 5.60 percent, respectively.

5.    LONG-TERM DEBT

The table below presents a summary of our long-term debt outstanding for the periods indicated:

	Interest Rate	September 30, 2024	December 31, 2023
		(Thousands of dollars)
Senior Notes due:
February 2024	3.610%	$—	$300,000
March 2024	1.100%	—	473,000
April 2029	5.100%	550,000	300,000
May 2030	2.000%	300,000	300,000
September 2032	4.250%	300,000	300,000
February 2044	4.658%	600,000	600,000
November 2048	4.500%	400,000	400,000
Total Senior Notes		2,150,000	2,673,000
KGSS-I Securitized Utility Tariff Bonds	5.486%	287,345	315,284
Other	8.000%	1,229	1,238
Unamortized discounts, net of premiums, on long-term debt		(3,574)	(7,615)
Debt issuance costs (a)		(21,148)	(21,092)
Total long-term debt, net		2,413,852	2,960,815
Less: current maturities of KGSS-I securitized utility tariff bonds, net		28,956	27,430
Less: current maturities of other long-term debt, net		14	772,984
Noncurrent portion of long-term debt, net		$2,384,882	$2,160,401
(a) Includes issuance costs and discounts for the KGSS-I Securitized Utility Tariff Bonds of $5.0 million and $5.3 million, at September 30, 2024 and December 31, 2023 respectively.

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

In August 2024, we reopened our outstanding 5.10 percent senior notes due 2029 and issued an additional $250 million. After the completion of this offering, the aggregate principal amount of the outstanding 5.10 percent senior notes due 2029 is $550 million.

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

6.    EQUITY

In February 2023, we entered into an at-the-market equity distribution agreement under which we may issue and sell shares of our common stock with an aggregate offering price up to $300 million. This at-the-market equity program replaced our previous at-the-market equity program, which began in February 2020, and expired in February 2023. Sales of common stock are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. At September 30, 2024, we had $225.5 million of equity available for issuance under the program.

The following table summarizes all of our outstanding forward sale agreements at September 30, 2024:

Maturity	Original Shares	Remaining Shares	Forward Price	Net Proceeds Available (in thousands)
December 31, 2024	926,465	926,465	$81.08	$75,115
December 31, 2024	2,000,000	1,257,000	77.59	97,537
December 31, 2024	1,200,000	1,200,000	74.58	89,492
December 31, 2024	180,000	180,000	74.53	13,415
Total forward sale agreements	4,306,465	3,563,465	$77.33	$275,559

Dividends Declared - In November 2024, we declared a dividend of $0.66 per share ($2.64 per share on an annualized basis) for shareholders of record as of November 19, 2024, payable on December 4, 2024.

7.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the effect of reclassifications from accumulated other comprehensive loss in our consolidated statements of income for the periods indicated:

	Three Months Ended		Nine Months Ended		Affected Line Item in the
Details About Accumulated Other	September 30,		September 30,		Consolidated Statements
Comprehensive Loss Components	2024	2023	2024	2023	of Income
	(Thousands of dollars)
Pension and other postemployment benefit plan obligations (a)
Amortization of net loss	$1,442	$490	$4,326	$1,470
Amortization of unrecognized prior service cost	93	131	279	393
	1,535	621	4,605	1,863
Regulatory adjustments (b)	(1,536)	(620)	(4,607)	(1,862)
Total pension and other postemployment benefit obligations	(1)	1	(2)	1
Available-for-sale securities
Unrealized holding gains (losses) on available-for-sale securities	324	—	322	—
Realized gains (losses)	(1)	—	(11)	—
Amounts reclassified from accumulated other comprehensive income	1	—	11	—
Total available-for-sale securities	324	—	322	—
	323	1	320	1	Income before income taxes
	(68)	—	(67)	—	Income tax expense
Total reclassifications for the period	$255	$1	$253	$1	Net income
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

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Three Months Ended September 30, 2024
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$19,268	56,825	$0.34
Diluted EPS Calculation
Effect of dilutive securities	—	268
Net income available for common stock and common stock equivalents	$19,268	57,093	$0.34

	Three Months Ended September 30, 2023
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$25,189	55,624	$0.45
Diluted EPS Calculation
Effect of dilutive securities	—	351
Net income available for common stock and common stock equivalents	$25,189	55,975	$0.45

	Nine Months Ended September 30, 2024
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$145,828	56,768	$2.57
Diluted EPS Calculation
Effect of dilutive securities	—	138
Net income available for common stock and common stock equivalents	$145,828	56,906	$2.56

	Nine Months Ended September 30, 2023
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$160,499	55,576	$2.89
Diluted EPS Calculation
Effect of dilutive securities	—	321
Net income available for common stock and common stock equivalents	$160,499	55,897	$2.87

9.    EMPLOYEE BENEFIT PLANS

The following tables set forth the components of net periodic benefit cost for our pension and other postemployment benefit plans for the periods indicated:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(Thousands of dollars)
Components of net periodic benefit credit
Service cost	$1,551	$1,811	$4,653	$5,433
Interest cost (a)	10,281	10,607	30,843	31,821
Expected return on assets (a)	(14,757)	(14,879)	(44,271)	(44,637)
Amortization of unrecognized prior service cost (credit) (a)	93	93	279	279
Amortization of net loss (a)	1,446	502	4,338	1,506
Net periodic benefit credit	$(1,386)	$(1,866)	$(4,158)	$(5,598)
(a) These amounts, net of any amounts capitalized as a regulatory asset, have been recognized as other income (expense), net in the consolidated statement of income. See Note 11 for additional detail for our other income (expense), net.

	Other Postemployment Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(Thousands of dollars)
Components of net periodic benefit cost (credit)
Service cost	$152	$183	$456	$549
Interest cost (a)	2,045	2,288	6,135	6,864
Expected return on assets (a)	(2,284)	(2,432)	(6,852)	(7,296)
Amortization of unrecognized prior service cost (credit) (a)	—	38	—	114
Amortization of net gain (a)	(4)	(12)	(12)	(36)
Net periodic benefit cost (credit)	$(91)	$65	$(273)	$195
(a) These amounts, net of any amounts capitalized as a regulatory asset, have been recognized as other income (expense), net in the consolidated statement of income. See Note 11 for additional detail for our other income (expense), net.

We recover qualified pension benefit plan and other postemployment benefit plan costs through rates charged to our customers. Certain regulatory authorities require that the recovery of these costs be based on specific guidelines. The difference between these regulatory-based amounts and the periodic benefit cost calculated pursuant to GAAP is deferred as a regulatory asset or liability and amortized to expense over periods in which this difference will be recovered in rates, as authorized by the applicable regulatory authorities. For the nine months ended September 30, 2024 and 2023, regulatory deferrals related to net periodic benefit cost were $3.6 million and $4.2 million, respectively.

We capitalize all eligible service cost and non-service cost components under the accounting requirements of ASC Topic 980 (Regulated Operations) for rate-regulated entities. Capitalized non-service costs reflected as a regulatory asset in our consolidated balance sheets were $5.5 million at September 30, 2024, and $2.2 million at December 31, 2023. See Note 3 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information.

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

At September 30, 2024, we have no uncertain tax positions. Changes in tax laws or tax rates are recognized in the financial reporting period that includes the enactment date. We are no longer subject to income tax examination for years prior to 2019.

In 2024, the Internal Revenue Service issued Revenue Procedure 2024-15, which allows for the deferral of income taxes on securitization bond proceeds received from a qualifying state financing entity. In 2022, Oklahoma Natural Gas received $1.3 billion in securitization bond proceeds and reported this amount as income on its federal income tax return for that year. Following the new revenue procedure, we amended our 2022 federal tax return to request a refund of $55.5 million, pending review and approval by the Internal Revenue Service. Additionally, we plan to file an amended Oklahoma corporate income tax return in the fourth quarter of 2024 to request a state refund of $1.5 million. Consequently, as of September 30, 2024, we have recorded a receivable from the Internal Revenue Service to reflect the anticipated refund, along with a deferred tax liability to account for the future tax obligation.

Income tax expense reflects credits for the amortization of the regulatory liability associated with EDIT that was returned to customers of $1.5 million and $2.5 million for the three months ended September 30, 2024 and 2023, respectively, and $13.4 million and $15.5 million for the nine months ended September 30, 2024 and 2023, respectively.

11.    OTHER INCOME AND OTHER EXPENSE

The following table sets forth the components of other income and other expense for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(Thousands of dollars)
Net periodic benefit other than service cost	$825	$1,154	$2,381	$3,025
Earnings (losses) on investments associated with nonqualified employee benefit plans	2,097	(1,278)	4,798	1,609
Other income (expense), net	60	179	143	176
Total other income, net	$2,982	$55	$7,322	$4,810

12.    COMMITMENTS AND CONTINGENCIES

Environmental Matters - We are subject to multiple laws and regulations regarding protection of the environment and natural and cultural resources, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, plant and wildlife protection, hazardous materials use, storage and transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits or the discovery of presently unknown environmental conditions may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the CAA and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and nine months ended September 30, 2024 and 2023.

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

We have an AAO that allows Kansas Gas Service to defer and seek recovery of costs necessary for investigation and remediation at, and nearby, these 12 former MGP sites that are incurred after January 1, 2017, up to a cap of $15.0 million, net of any related insurance recoveries. Costs approved for recovery in a future rate proceeding would then be amortized over a 15-

year period. The unamortized amounts will not be included in rate base or accumulate carrying charges. Following a determination that future investigation and remediation work approved by the KDHE exceeds $15.0 million, net of any related insurance recoveries, Kansas Gas Service will be required to file an application with the KCC for approval to increase the $15.0 million cap. In January 2024, we received $1.5 million in insurance proceeds for remediation costs related to these sites. At September 30, 2024 and December 31, 2023, we have deferred $30.4 million and $32.0 million, respectively, for accrued investigation and remediation costs pursuant to our AAO. Kansas Gas Service expects to file an application in the first quarter of 2025 for amounts deferred in excess of the cap.

We also own or retain legal responsibility for certain environmental conditions at a former MGP site in Texas. At the request of the TCEQ, we began investigating the level and extent of contamination associated with the site under their Texas Risk Reduction Program. A preliminary site investigation revealed that this site contains contaminants generally associated with MGP sites and is subject to control or remediation under various environmental laws and regulations. At September 30, 2024, estimated costs associated with expected remediation activities for this site are not material.

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and nine months ended September 30, 2024 and 2023. The reserve for remediation of our MGP sites was $13.6 million and $14.3 million at September 30, 2024 and December 31, 2023, respectively.

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

Swaps - At September 30, 2024, we held over-the-counter natural gas fixed-price swaps for the heating season ending March 2025, with a total notional amount of 9.45 Bcf. At December 31, 2023, we held over-the counter natural gas fixed-prices swaps for the heating season ending March 2024 with a total notional amount of 5.1 Bcf.

Options - At September 30, 2024, we held natural gas call options for the heating season ending March 2025, with the total notional amounts of 1.02 Bcf, for which we paid premiums of $1.0 million. At December 31, 2023, we held purchased natural gas call options for the heating season ended March 2024, with total notional amounts of 0.5 Bcf, for which the premiums paid and the fair value were not material.

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

The following tables summarize, by level within the fair value hierarchy, our derivative and other assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2024 and December 31, 2023:

	September 30, 2024
	Level 1	Level 2	Netting (c)	Total
	(Thousands of dollars)
Assets:
Derivative instruments - swaps (a)	$—	$—	$—	$—
Derivative instruments - options (a)	—	—	—	—
United States treasury notes (b)	6,607	—	—	6,607
Corporate bonds (b)	—	9,851	—	9,851
Total assets	$6,607	$9,851	$—	$16,458
Liabilities:
Derivative instruments - swaps (a)	$—	$4,261	$—	$4,261
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

The estimated fair value of our long-term debt, including current maturities, was $2.4 billion and $2.8 billion at September 30, 2024 and December 31, 2023, respectively. The estimated fair value of our long-term debt was determined using quoted market prices, and is classified as Level 2.

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

The following table summarizes the impact of KGSS-I on our consolidated balance sheets, for the periods indicated:

	September 30,	December 31,
	2024	2023
	(Thousands of dollars)
Restricted cash and cash equivalents	$9,961	$20,552
Accounts receivable	4,499	5,133
Securitized intangible asset, net	272,510	293,619
Total assets	$286,970	$319,304
Current maturities of securitized utility tariff bonds	28,956	27,430
Accounts payable	222	393
Accrued interest	2,627	7,207
Securitized utility tariff bonds, excluding current maturities, net of discounts and issuance costs $5.0 million and $5.3 million, as of September 30, 2024 and December 31, 2023, respectively	253,434	282,506
Equity	1,731	1,768
Total liabilities and equity	$286,970	$319,304

The following table summarizes the impact of KGSS-I on our consolidated statements of income, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(Thousands of dollars)
Operating revenues	$10,515	$12,014	$33,741	$35,754
Operating expense	(111)	(113)	(332)	(332)
Amortization expense	(6,429)	(7,489)	(21,109)	(21,758)
Interest income	199	259	539	560
Interest expense	(4,138)	(4,548)	(12,731)	(14,101)
Income before income taxes	$36	$123	$108	$123

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the Notes to Consolidated Financial Statements in this Quarterly Report, as well as our Annual Report. Due to the seasonal nature of our business, the results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for a 12-month period.

RECENT DEVELOPMENTS

Credit Facility - In October 2024, we entered into an agreement that increased the capacity of the ONE Gas Credit Agreement to $1.35 billion from $1.275 billion with commitments from existing lenders and the addition of a new lender. The maturity date March 16, 2028, remains unchanged.

Commercial Paper - In October 2024, we increased the capacity of our commercial paper program to $1.35 billion from $1.275 billion.

Senior Notes - In August 2024, we reopened our outstanding 5.10 percent senior notes due 2029 and issued an additional $250 million. After the completion of this offering, the aggregate principal amount of the outstanding 5.10 percent senior notes due 2029 is $550 million.

We repaid our $300 million of 3.61 percent senior notes due February 2024 and our $473 million of 1.10 percent senior notes due March 2024 upon maturity with commercial paper.

Dividend - In November 2024, we declared a dividend of $0.66 per share ($2.64 per share on an annualized basis) for shareholders of record as of November 19, 2024, payable on December 4, 2024.

REGULATORY ACTIVITIES

Oklahoma - As required by our tariff, PBRC filings are made annually on or before March 15 until the next general rate case, which is required to be filed on or before June 30, 2027. On February 29, 2024, Oklahoma Natural Gas filed its required PBRC application for the year ended December 2023. The filed request included a $31.8 million base rate revenue increase, $2.4 million energy efficiency incentive, and $12.8 million of estimated EDIT to be credited to customers in 2025. On May 31, 2024, a settlement in the case was filed with a proposed revenue increase of $31.4 million. On June 4, 2024, a hearing was held at the conclusion of which the administrative law judge took the case under advisement. On July 15, 2024, the administrative law judge issued a report to the OCC recommending approval of the settlement agreement. Pursuant to its tariff, Oklahoma Natural Gas placed new rates into effect on June 28, 2024. The OCC issued an order approving the settlement on August 27, 2024.

Kansas - On March 1, 2024, Kansas Gas Service submitted an application to the KCC requesting an increase to its base rates reflecting investments in its natural gas distribution system, implementation of a performance-based ratemaking mechanism and residential rate design options that align with customer usage. On August 2, 2024, a unanimous settlement agreement was signed by all parties to the rate case and filed with the KCC. A hearing on the unanimous settlement agreement was held on August 13, 2024. On October 3, 2024, the KCC issued an order approving the settlement agreement and new rates became effective on November 1, 2024. Kansas Gas Service’s net base rates will increase by $35 million. Kansas Gas Service was already recovering $35 million from customers through the GSRS; therefore, this settlement represents a total base rate increase of $70 million. The unanimous settlement agreement stipulates a GSRS pre-tax carrying charge of 8.97 percent for subsequent GSRS filings.

Texas - West-North Service Area - In March 2024, Texas Gas Service made a GRIP filing for all customers in the West-North service area, requesting an $8.6 million increase to be effective in July 2024. In June of 2024, El Paso and Socorro denied the requested increase. Texas Gas Service filed an appeal of these denials to the RRC on July 8, 2024, which was upheld by the RRC. All other municipalities, and the RRC, approved an increase of $8.5 million or allowed it to take effect with no action. Texas Gas Service implemented new rates in July 2024.
Central-Gulf Service Area - In February 2024, Texas Gas Service made a GRIP filing for all customers in the Central-Gulf service area, requesting a $12.3 million increase to be effective in June 2024. In May 2024, the RRC and municipalities approved an increase of $12.2 million, and new rates became effective in June 2024.

In June 2024, Texas Gas Service filed a rate case for all customers in the Central-Gulf service area, requesting a $25.8 million increase. Texas Gas Service has invested approximately $355 million in its Central-Gulf service area natural gas distribution system since its last Central-Gulf service area rate case was finalized in August 2020. A portion of this investment, approximately $342 million, is currently recovered through GRIP. On September 27, 2024, the parties filed an uncontested settlement agreement for an increase of $19.3 million based on a 9.7 percent return on equity and 59.6 percent common equity ratio. In October 2024, the administrative law judge issued a proposal for decision recommending the settlement be approved. If the settlement is approved by the RRC, new rates will take effect in December 2024.

Rio Grande Valley Service Area - In May 2024, Texas Gas Service made a GRIP filing for all customers in the Rio Grande Valley service area, requesting a $3.7 million increase to be effective in August 2024. In August 2024, the RRC and municipalities approved an increase of $3.6 million, and new rates became effective in September 2024.

FINANCIAL RESULTS AND OPERATING INFORMATION

We operate in one reportable business segment: regulated public utilities that deliver natural gas to residential, commercial and transportation customers. Our accounting policies are the same as described in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report. We evaluate our financial performance principally on net income.

Selected Financial Results - For the three months ended September 30, 2024, net income was $19.2 million, or $0.34 per diluted share, compared with $25.2 million, or $0.45 per diluted share, in the same period last year. For the nine months ended September 30, 2024, net income was $145.8 million, or $2.56 per diluted share, compared with $160.5 million, or $2.87 per diluted share, in the same period last year.

The following table sets forth certain selected financial results for our operations for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2024 vs. 2023		2024 vs. 2023
Financial Results	2024	2023	2024	2023	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars, except percentages)
Natural gas sales	$289.8	$286.0	$1,290.7	$1,606.0	$3.8	1%	$(315.3)	(20)%
Transportation revenues	30.6	29.6	101.3	97.6	1.0	3%	3.7	4%
Securitization customer charges	10.5	12.0	33.7	35.8	(1.5)	(13)%	(2.1)	(6)%
Other revenues	9.5	8.2	27.2	26.7	1.3	16%	0.5	2%
Total revenues	$340.4	$335.8	$1,452.9	$1,766.1	$4.6	1%	$(313.2)	(18)%
Cost of natural gas	59.6	70.9	514.6	867.0	(11.3)	(16)%	(352.4)	(41)%
Operating costs	149.2	139.3	442.3	421.4	9.9	7%	20.9	5%
Depreciation and amortization	72.1	68.4	221.2	207.2	3.7	5%	14.0	7%
Operating income	$59.5	$57.2	$274.8	$270.5	$2.3	4%	$4.3	2%
Capital expenditures and asset removal costs	$197.7	$184.3	$571.7	$539.1	$13.4	7%	$32.6	6%

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

Operating income increased $2.3 million for the three months ended September 30, 2024, compared with the same period last year, due primarily to an increase of $17.5 million from new rates.

The increase was offset partially by:

•an increase of $3.7 million in depreciation and amortization expense from additional capital investment;
•an increase of $6.1 million in employee-related costs; and
•an increase of $2.0 million in outside services.

Operating income increased $4.3 million for the nine months ended September 30, 2024, compared with the same period last year, due primarily to the following:

•an increase of $43.3 million from new rates; and
•an increase of $5.1 million in residential sales due primarily to net customer growth in Oklahoma and Texas.

These increases were offset by:

•an increase of $16.5 million of employee-related costs;
•an increase of $14.0 million in depreciation and amortization expense from additional capital investment;
•an increase of $2.1 million due to ad valorem taxes;
•an increase of $1.0 million due to insurance expense;
•an increase of $1.9 million in fleet costs; and
•a decrease of $5.9 million due to lower sales volumes, largely offset by the impact of weather normalization mechanisms.

Other Factors Affecting Net Income - Other factors that affected net income for the three months ended September 30, 2024, compared to the same period last year, include an increase of $2.9 million in other income/(expense), net due primarily to a $3.4 million increase in the market value of investments associated with our nonqualified employee benefit plans.

Other factors that affected net income for the nine months ended September 30, 2024, compared with the same period last year, include an increase of $2.5 million in other income/(expense), net, due primarily to a $3.2 million increase in the market value of investments associated with our nonqualified employee benefit plans.

Additionally, net income for the three and nine months ended September 30, 2024, includes an increase in interest expense of $11.2 million and $21.9 million, respectively. The increase in interest expense is due primarily to the issuance of $300 million of 5.10 percent senior notes in December 2023 and the repayment of $300 million of 3.61 percent senior notes due February 2024 and $473 million of 1.10 percent senior notes due March 2024 upon maturity with commercial paper.

EDIT - Income tax expense reflects credits for the amortization of the regulatory liability associated with EDIT that was returned to customers of $1.5 million and $2.5 million for the three months ended September 30, 2024 and 2023, respectively, and $13.4 million and $15.5 million for the nine months ended September 30, 2024 and 2023, respectively.

Capital Expenditures and Asset Removal Costs - Our capital expenditures program includes expenditures for pipeline integrity, extending service to new areas, reinforcing and increasing system capabilities, pipeline replacements, automated meter reading, government-mandated pipeline relocations, fleet, facilities, IT assets, and cybersecurity. It is our practice to maintain and upgrade our infrastructure, facilities and systems to ensure safe, reliable, and efficient operations. Asset removal costs include expenditures associated with the replacement or retirement of long-lived assets that result from the construction, development and/or normal use of our assets, primarily our pipeline assets.

Capital expenditures and asset removal costs were $13.4 million and $32.6 million higher for the three and nine months ended September 30, 2024, respectively, compared with the same period last year, due primarily to expenditures for system integrity and extension of service to new areas. Our full-year capital expenditures and asset removal costs are expected to be approximately $750 million for 2024.

Selected Operating Information - The following tables set forth certain selected operating information for the periods indicated:

	Three Months Ended								Variances
	September 30,								2024 vs. 2023
(in thousands)	2024				2023				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	839	591	666	2,096	831	585	660	2,076	8	6	6	20
Commercial and industrial	76	50	35	161	76	50	34	160	—	—	1	1
Other	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	6	1	12	5	6	1	12	—	—	—	—
Total customers	920	647	705	2,272	912	641	698	2,251	8	6	7	21

	Nine Months Ended								Variances
	September 30,								2024 vs. 2023
(in thousands)	2024				2023				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	842	595	666	2,103	836	592	660	2,088	6	3	6	15
Commercial and industrial	77	51	35	163	77	51	35	163	—	—	—	—
Other	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	6	1	12	5	6	1	12	—	—	—	—
Total customers	924	652	705	2,281	918	649	699	2,266	6	3	6	15

The increase in the average number of customers for the periods presented is due primarily to the connection of new customers resulting from the extension and expansion of our system in our service areas. For the three months ended September 30, 2024, our average customer count includes approximately 5,500 new customer connections during the period. For the nine months ended September 30, 2024, our average customer count includes approximately 16,000 new customer connections during the period. For the year ended December 31, 2023, our average customer count included approximately 23,400 new customer connections.

The following table reflects total volumes delivered, excluding the effects of WNA mechanisms on sales volumes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Volumes (MMcf)	2024	2023	2024	2023
Natural gas sales
Residential	7,463	8,625	70,380	76,051
Commercial and industrial	3,999	4,137	26,190	28,026
Other	234	210	1,538	1,661
Total sales volumes delivered	11,696	12,972	98,108	105,738
Transportation	48,063	51,312	163,729	169,069
Total volumes delivered	59,759	64,284	261,837	274,807

The impact of weather on residential and commercial natural gas sales is mitigated by WNA mechanisms in all jurisdictions.

The following table sets forth the HDDs by state for the periods indicated:

	Three Months Ended
	September 30,
	2024		2023		2024 vs. 2023	2024	2023
HDDs	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	—	9	—	8	—%	—%	—%
Kansas	8	45	1	46	700%	18%	2%
Texas	—	2	—	2	—%	—%	—%

	Nine Months Ended
	September 30,
	2024		2023		2024 vs. 2023	2024	2023
HDDs	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	1,798	2,039	1,953	2,028	(8)%	88%	96%
Kansas	2,430	2,899	2,568	2,900	(5)%	84%	89%
Texas	899	1,006	945	1,032	(5)%	89%	92%

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

Short-term Debt - In October 2024, we entered into an agreement that increased the capacity of the ONE Gas Credit Agreement to $1.35 billion from $1.275 billion with commitments from existing lenders and the addition of a new lender. The ONE Gas Credit Agreement provides for a $1.35 billion revolving unsecured credit facility and includes a $20 million letter of credit subfacility and a $60 million swingline subfacility. We can request an increase in commitments of up to an additional $150 million upon satisfaction of customary conditions, including receipt of commitments from either new lenders or increased commitments from existing lenders. The ONE Gas Credit Agreement is available to provide liquidity for working capital, capital expenditures, acquisitions and mergers, the issuance of letters of credit, and for other general corporate purposes.

The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. At September 30, 2024, our total debt-to-capital ratio was 54.5 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement. Excluding the debt of KGSS-I, which is non-recourse to us, our total debt-to-capital ratio was 52.3 percent. We may reduce the unutilized portion of the ONE Gas Credit Agreement in whole or in part without premium or penalty. The ONE Gas Credit Agreement contains customary events of default. Upon the occurrence of certain events of default, the obligations under the ONE Gas Credit Agreement may be accelerated and the commitments may be terminated.

In October 2024, we increased the capacity of our commercial paper program to $1.35 billion from $1.275 billion. Under our commercial paper program, we may issue unsecured commercial paper to fund short-term borrowing needs. The maturities of the commercial paper vary but may not exceed 270 days from the date of issue. Commercial paper is generally sold at par less a discount representing an interest factor. At September 30, 2024 and December 31, 2023, we had $951.4 million and $88.5 million of commercial paper outstanding with a weighted-average interest rate of 5.24 percent and 5.60 percent, respectively.

At September 30, 2024, we had $1.4 million in letters of credit issued and no borrowings under the ONE Gas Credit Agreement, with approximately $1.275 billion of remaining credit, which is available to repay our commercial paper borrowings.

Senior Notes - We repaid our $300 million of 3.61 percent senior notes due February 2024 and our $473 million of 1.10 percent senior notes due March 2024 upon maturity with commercial paper.

In August, 2024, we reopened our outstanding 5.10 percent senior notes due 2029 and issued an additional $250 million. After the completion of this offering, the aggregate principal amount of the outstanding 5.10 percent senior notes due 2029 is $550 million. The additional $250 million senior notes were issued at a premium of $4 million, creating an effective interest rate of 4.87 percent.

At September 30, 2024, we had outstanding $2.2 billion of Senior Notes with none due within the next year. The indenture governing our Senior Notes includes an event of default upon the acceleration of other indebtedness of $100 million or more. Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding Senior Notes to declare those Senior Notes immediately due and payable in full.

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

At September 30, 2024, our long-term debt-to-capital ratio was 46 percent. Excluding the debt of KGSS-I, which is non-recourse to us, our long-term debt-to-capital ratio was 43 percent. See Note 14 of the Notes to Consolidated Financial Statements in this Quarterly Report for information with respect to KGSS-I.

Credit Ratings - Our credit ratings at September 30, 2024, were:

Rating Agency	Long Term rating	Short Term rating	Outlook
Moody’s	A3	Prime-2	Stable
S&P	A-	A-2	Stable

We intend to maintain credit metrics at a level that supports our balanced approach to capital investment and a return of capital to shareholders via a dividend that we believe will be competitive with our peer group.

Securitized Utility Tariff Bonds - At September 30, 2024, we had outstanding $287.3 million of 5.486 percent KGSS-I Securitized Utility Tariff Bonds with $29.0 million due within the next year. The bonds are governed by an indenture between KGSS-I and the indenture trustee. The indenture contains certain covenants that restrict KGSS-I’s ability to sell, transfer, convey, exchange, or otherwise dispose of its assets.

Equity Issuances - The following table summarizes all of our outstanding forward sale agreements at September 30, 2024:

Maturity	Original Shares	Remaining Shares	Forward Price	Net Proceeds Available (in thousands)
December 31, 2024	926,465	926,465	$81.08	$75,115
December 31, 2024	2,000,000	1,257,000	77.59	97,537
December 31, 2024	1,200,000	1,200,000	74.58	89,492
December 31, 2024	180,000	180,000	74.53	13,415
Total forward sale agreements	4,306,465	3,563,465	$77.33	$275,559

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Nine Months Ended
	September 30,		Variance
	2024	2023	2024 vs. 2023
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$305.8	$842.5	$(536.7)
Investing activities	(522.2)	(489.4)	(32.8)
Financing activities	205.8	(353.2)	559.0
Change in cash, cash equivalents, restricted cash and restricted cash equivalents	(10.6)	(0.1)	(10.5)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	39.4	18.1	21.3
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$28.8	$18.0	$10.8

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

Operating cash flows were lower for the nine months ended September 30, 2024, compared with the prior period, due primarily to proceeds from government securitization of winter weather costs for Texas Gas Service in March 2023 and working capital changes related to lower cost of gas rates embedded in accounts receivable and natural gas in storage.

Investing Cash Flows - Cash used in investing activities increased for the nine months ended September 30, 2024, compared with the prior period, due primarily to an increase in capital expenditures for system integrity and extension of service to new areas.

Financing Cash Flows - Cash used in financing activities decreased for the nine months ended September 30, 2024, compared with the prior period, due primarily to commercial paper borrowing in excess of repayments of long-term debt and the additional issuance of long-term debt.

ENVIRONMENTAL, SAFETY AND REGULATORY MATTERS

Environmental Matters - We are subject to multiple laws and regulations regarding protection of the environment and natural and cultural resources, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, plant and wildlife protection, hazardous materials use, storage and transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits or the discovery of presently unknown environmental conditions may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the CAA and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and nine months ended September 30, 2024 and 2023.

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

We have an AAO that allows Kansas Gas Service to defer and seek recovery of costs necessary for investigation and remediation at, and nearby, these 12 former MGP sites that are incurred after January 1, 2017, up to a cap of $15.0 million, net of any related insurance recoveries. Costs approved for recovery in a future rate proceeding would then be amortized over a 15-year period. The unamortized amounts will not be included in rate base or accumulate carrying charges. Following a determination that future investigation and remediation work approved by the KDHE exceeds $15.0 million, net of any related insurance recoveries, Kansas Gas Service will be required to file an application with the KCC for approval to increase the $15.0 million cap. In January 2024, we received $1.5 million in insurance proceeds for remediation costs related to these sites. At September 30, 2024 and December 31, 2023, we have deferred $30.4 million and $32.0 million, respectively, for accrued investigation and remediation costs pursuant to our AAO. Kansas Gas Service expects to file an application in the first quarter of 2025 for amounts deferred in excess of the cap.

We also own or retain legal responsibility for certain environmental conditions at a former MGP site in Texas. At the request of the TCEQ, we began investigating the level and extent of contamination associated with the site under their Texas Risk Reduction Program. A preliminary site investigation revealed that this site contains contaminants generally associated with MGP sites and is subject to control or remediation under various environmental laws and regulations. At September 30, 2024, estimated costs associated with expected remediation activities for this site are not material.

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the nine months ended September 30, 2024 and 2023. The reserve for remediation of our MGP sites was $13.6 million and $14.3 million at September 30, 2024 and December 31, 2023, respectively.

Environmental Footprint - We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation, and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows for the nine months ended September 30, 2024 and 2023.

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.1
Supplemental Indenture No. 8, dated as of August 12, 2024, between ONE Gas, Inc. and U.S. Bank Trust Company, National Association, as trustee, with respect to the 5.10 percent Senior Notes due 2029 (incorporated by reference to Exhibit 4.2 to ONE Gas, Inc’s Current Report on Form 8-K filed on August 12, 2024 (File No. 1-36108)).

10.1
Underwriting Agreement, dated August 8, 2024, between ONE Gas, Inc., and J.P. Morgan Securities LLC, Mizuho Securities USA LLC and U.S. Bancorp Investments, Inc., as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to ONE Gas, Inc’s Current Report on Form 8-K filed on August 12, 2024 (File No. 1-36108)).

10.2	Form of Commercial Paper Dealer Agreement (incorporated by reference to Exhibit 10.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on September 10, 2014 (File No. 1-36108)).

10.3
Lender Joinder and Commitment Increase Agreement, dated as of October 11, 2024, among ONE Gas, Inc., Bank of America, N.A., as administrative agent, swing line lender, and letter of credit issuer, The Huntington National Bank, as lender, and the letter of credit issuers parties thereto (incorporated by reference to Exhibit 10.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on October 15, 2024 (File No. 1-36108)).

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

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the nine months ended September 30, 2024 and 2023; (iii) Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2024 and 2023; (iv) Consolidated Balance Sheets at September 30, 2024 and December 31, 2023; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023; (vi) Consolidated Statements of Equity for the nine months ended September 30, 2024 and 2023; and (vii) Notes to Consolidated Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2024		ONE Gas, Inc.
Registrant

	By:	/s/ Christopher P. Sighinolfi
Christopher P. Sighinolfi
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)