Form 10-K
period 2024-12-31
ONE Gas, Inc.
filed 2025-02-20
CIK 1587732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024.
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

The aggregate market value of the equity securities held by nonaffiliates based on the closing trade price of the registrant on June 30, 2024, was $3.5 billion.

On February 14, 2025, we had 59,877,552 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 22, 2025, are incorporated by reference in Part III.

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

GLOSSARY - The abbreviations, acronyms and industry terminology used in this Annual Report are defined as follows:

AAO	Accounting Authority Order
ADIT	Accumulated deferred income taxes
AFUDC	Allowance for funds used during construction
AI	Artificial intelligence
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2024
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bcf	Billion cubic feet
CAA	Federal Clean Air Act, as amended
CFTC	Commodities Futures Trading Commission
CNG	Compressed natural gas
Code	Internal Revenue Code of 1986, as amended
CODM	Chief operating decision maker
COSO	Committee of Sponsoring Organizations of the Treadway Commission
DART
Days Away, Restricted or Transferred Incident Rate; calculated by multiplying the total number of recordable injuries and illnesses, or one or more restricted days that resulted in an employee transferring to a different job within the company by 200,000, and then dividing that number by the total number of hours worked by all employees

DHS	United States Department of Homeland Security
DOT	United States Department of Transportation
Dth	Dekatherm
ECP	The ONE Gas, Inc. Amended and Restated Equity Compensation Plan (2018)
EDIT	Excess deferred income taxes resulting from a change in enacted tax rates
EPA	United States Environmental Protection Agency
EPS	Earnings per share
ER	Emissions Reduction; measured by the reduction of MTCO2e emissions through planned vintage main replacements and service line replacements.
ERT	Emergency Response Time; calculated as the time between the creation of an emergency order and the arrival of a first company responder to the scene expressed as the percentage of emergency orders with a response time of 30 minutes or less
ESPP	The ONE Gas, Inc. Amended and Restated Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
GRIP	Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
HDD	Heating degree day is a measure designed to reflect the demand for energy needed for heating based on the extent to which the daily average temperature falls below a reference temperature for which no heating is required, usually 65 degrees Fahrenheit
IRS	United States Internal Revenue Service
IT	Information Technology
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
KGSS-I	Kansas Gas Service Securitization I, L.L.C.
LDC	Local distribution company
MGP	Manufactured gas plant
Mcf	Thousand cubic feet
MMcf	Million cubic feet
Moody’s	Moody’s Investors Service, Inc.
MTCO2e	Metric ton of carbon dioxide equivalent
NYSE	New York Stock Exchange
OCC	Oklahoma Corporation Commission
ONE Gas	ONE Gas, Inc.

ONE Gas Credit Agreement	ONE Gas’ $1.35 billion revolving credit agreement, as amended
OSHA	Occupational Safety and Health Administration
PBRC	Performance-Based Rate Change
PCAOB	Public Company Accounting Oversight Board
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
PIPES Act	Protecting Our Infrastructure of Pipelines and Enhancing Safety (PIPES) Act of 2020
PVIR
Preventable Vehicle Incident Rate; calculated by multiplying the number of total preventable vehicle incidents by 1,000,000 and then dividing that number by the total number of business use miles driven

Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
RNG	Renewable natural gas
ROE	Return on equity calculated consistent with utility ratemaking principles in each jurisdiction in which we operate
RRC	Railroad Commission of Texas
S&P	Standard & Poor’s Ratings Services
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Securitized Utility Tariff Bonds	Series 2022-A Senior Secured Securitized Utility Tariff Bonds, Tranche A
Securitized Utility Tariff Property	Securitized Utility Tariff Property as defined in the financing order issued by the KCC in August 2022
Senior Notes	ONE Gas’ registered unsecured notes consisting of $550 million of 5.10 percent senior notes due April 2029, $300 million of 2.00 percent senior notes due May 2030, $300 million of 4.25 percent senior notes due September 2032, $600 million of 4.658 percent senior notes due February 2044 and $400 million of 4.50 percent senior notes due November 2048
TCEQ	Texas Commission on Environmental Quality
TNG Corporation	Texas Natural Gas Securitization Finance Corporation
TRIR	Total Recordable Incident Rate; calculated by multiplying the number of recordable cases by 200,000, and then dividing that number by the number of hours worked by all employees
TSA	United States Department of Homeland Security’s Transportation Security Administration
WNA	Weather normalization adjustment(s)
XBRL	eXtensible Business Reporting Language

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

OUR STRATEGY

Our mission is to deliver natural gas for a better tomorrow. Our business strategy is focused on:

•An Engaged and High-Performing Workforce - Our employees are the foundation of the Company. Our success begins with a values-driven culture built on our core values and a commitment to engaging people to do their best work in an inclusive environment. Every employee makes a difference and contributes to our success.

•Safe Operations - We are committed, first and foremost, to pursuing a zero-incident safety and 100-percent compliance culture. We deploy a variety of operational and damage prevention procedures and technologies to monitor, protect and maintain our natural gas distribution system. Our focus on safety also extends to protecting our information systems from cyber intrusions.

•Capital Investments - A significant portion of our capital spending is focused on the safety, integrity and reliability of our natural gas distribution system. We also make capital investments to meet growing customer demand, support economic development, and manage our technology needs.

•Serving Customers - We provide safe, reliable and affordable energy to meet our customers’ evolving energy needs by effectively managing our resources and leveraging technology solutions to enhance operational efficiency.

•Delivering Foundational Energy - Our assets are essential to our customers and the integrated energy system. Natural gas availability and its applications as a foundational energy source play a crucial role in balancing a clean energy future by complementing renewables and other energy sources.

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

Kansas - Kansas Gas Service files periodic rate cases with the KCC. Between rate cases, Kansas Gas Service adjusts rates through provisions of the GSRS statute. The GSRS statute allows Kansas Gas Service to file for a rate adjustment providing a recovery of and return on qualifying infrastructure investments incurred between rate case filings, including safety-related investments to replace, upgrade or modernize obsolete facilities, as well as projects that enhance the integrity of pipeline system components or extend the useful life of such assets. Eligible investments also include expenditures for relocations and physical and cyber security. Filings cannot occur more often than once every 12 months and the rate adjustment cannot increase the monthly charge by more than $0.80 per residential customer per month compared with the most recent GSRS filing. Rate adjustments reflected in the GSRS surcharge may only be collected for 60 months before Kansas Gas Service is required to file a rate case or cease collection of the surcharge. A full rate case may be filed at shorter intervals if desired by either Kansas Gas Service or the KCC.

Texas - Texas Gas Service provides service to customers in various service areas. These service areas are further divided into incorporated cities and unincorporated areas. Periodic rate cases are filed with cities or the RRC. Between rate cases, Texas Gas Service can adjust rates through annual filings pursuant to the GRIP statute. In 2022, Texas Gas Service’s customers were aggregated in three service areas.

Annual filings under the GRIP statute allow Texas Gas Service to recover depreciation, taxes, and a return on the annual net increase in investment for a service area. After the fifth anniversary of the effective date of the rate schedules from the first GRIP filing for a service area, Texas Gas Service is required to file a full rate case. A full rate case may be filed at shorter intervals if desired by either Texas Gas Service or the applicable regulator. In 2024, Texas Gas Service made annual GRIP filings for the incorporated cities and unincorporated areas in all its service areas.

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

The following tables provide additional detail on our rate structures and the regulatory mechanisms in each of our jurisdictions:

Division	Jurisdiction	Effective Date of Last Action(1)	Rate Base (millions)	Pre-Tax Rate of Return	Equity Ratio	ROE
Oklahoma Natural Gas (2)	Oklahoma	June 2024	$2,273	8.94%	59%	9.40%
Kansas Gas Service (3)	Kansas	November 2024	$1,412	8.97%	N/A	9.60%
Texas Gas Service (2)	Central-Gulf	December 2024	$811	9.09%	60%	9.70%
	West-North	July 2024	$703	8.91%	60%	9.60%
	Rio Grande Valley	September 2024	$206	8.95%	59%	9.70%

Division	Jurisdiction	Interim Rate Adjustment Mechanism	Interim Capital Recovery	WNA	WNA Effective Dates	Energy Efficiency / Conservation Program
Oklahoma Natural Gas	Oklahoma	PBRC	Yes	Yes	November - April	Yes
Kansas Gas Service (3)	Kansas	GSRS	Yes	Yes	January - December	No
Texas Gas Service	Central-Gulf	GRIP	Yes	Yes	September - May	Yes
	West-North	GRIP	Yes	Yes	September - May	No
	Rio Grande Valley	GRIP	Yes	Yes	September - May	Yes

Division	Jurisdiction	Purchased Gas Adjustment(4)	Bad Debt Recovery(5)	Expense Trackers(6)
Oklahoma Natural Gas	Oklahoma	Yes	Yes	N/A
Kansas Gas Service (3)	Kansas	Yes	Yes	Yes
Texas Gas Service	Central-Gulf	Yes	Yes	Yes
	West-North	Yes	Yes	Yes
	Rio Grande Valley	Yes	Yes	Yes

(1)	Effective date of last approved rate case or interim filing.
(2)	The rate base, authorized ROE, authorized debt/equity ratio and authorized return on equity presented in this table are those from the most recent approved regulatory filing for Oklahoma Natural Gas and Texas Gas Service.
(3)	Kansas Gas Service’s most recent rate case, approved in November 2024, settled without a determination of rate base, ROE, authorized debt/equity ratio and authorized return on equity. This reflects Kansas Gas Service’s estimate of rate base from that rate case adjusted for approved GSRS filings and of the ROE embedded in the pre-tax carrying charge utilized in its GSRS filing.
(4)	Our purchased gas adjustment mechanisms allow recovery of expenses the Company incurs to purchase, transport, and store natural gas for our customers. These costs are passed on to customers without markup.
(5)	We recover the gas cost portion of bad debts through our various purchased gas adjustment mechanisms.
(6)	Expense trackers include pension and other postemployment benefits costs for Kansas Gas Service and Texas Gas Service, ad-valorem taxes in Kansas and pipeline integrity testing expenses in Texas.

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

For the year ended December 31, 2024, approximately 90 percent, 56 percent, and 70 percent of our revenues from sales customers, excluding the cost of natural gas, were recovered from fixed charges for Oklahoma Natural Gas, Kansas Gas Service, and Texas Gas Service, respectively.

MARKET CONDITIONS AND SEASONALITY

Supply - We purchased 149 Bcf and 160 Bcf of natural gas supply in 2024 and 2023, respectively. Our natural gas supply portfolio consists of contracts with varying terms from a diverse group of suppliers. We award these contracts through competitive-bidding processes to ensure reliable and competitively priced natural gas supply. We acquire our natural gas supply from natural gas processors, marketers and producers.

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

As of December 31, 2024, we had 60.8 Bcf of natural gas storage capacity under contract with remaining terms ranging from one to ten years and maximum allowable daily withdrawal capacity of approximately 1.8 Bcf. This storage capacity allows us to purchase natural gas during the off-peak season and store it for use in the winter periods. This storage is also needed to support the reliability of gas deliveries during peak demands for natural gas. Approximately 34 percent of our winter natural gas supply needs for our sales customers is expected to be supplied from storage.

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

CNG - In meeting demand for CNG for motor vehicle transportation, particularly from fleet operators who value its lower greenhouse gas emissions and operating fuel costs relative to gasoline- or diesel-powered vehicles, we supply natural gas to

CNG fueling stations. We deploy capital to connect our system to CNG stations built and operated by third parties. As of December 31, 2024, we supply 164 fueling stations, 37 of which we operate in conjunction with our own fleets. Of the 127 remaining stations, 55 are retail and 72 are private stations. We transported approximately 2.6 million and 2.8 million Dth to CNG stations in 2024 and 2023, respectively.

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

HUMAN CAPITAL

We intentionally cultivate an inclusive culture that values diverse perspectives. This approach fosters an engaged, high-performing workforce and creates an environment that attracts top talent.

Employment - We employed approximately 3,900 people on February 1, 2025, including approximately 700 people at Kansas Gas Service who are subject to collective bargaining agreements. The following table sets forth our contracts with collective bargaining units at February 1, 2025:

Union	Approximate Employees	Contract Expires
The United Steelworkers	400	May 31, 2025
International Brotherhood of Electrical Workers	300	June 30, 2027

We recognize that employees are a key stakeholder group for the success of our business. Therefore, we perform an annual survey to monitor and assess employee engagement.

Workplace Health and Safety - Safety is our number one core value. We are committed to pursuing a zero-incident safety culture, which can reduce risk, enhance productivity and build a strong reputation in the communities in which we operate. Our success is reliant on training and development, performance management and shared responsibility that focuses on engagement and ensures our employees know what is expected to keep themselves, their co-workers, our customers and communities safe. We have implemented and track operational safety measures focused on the importance of personal injury prevention, reducing the severity of injuries, safe driving, and public safety. The following table sets forth our performance for the periods indicated:

	Years Ended December 31,
Operational measures focused on safety	2024	2023	2022
TRIR	1.33	1.09	1.37
DART	0.15	0.16	0.22
PVIR	1.56	1.82	1.84
ERT	65.6%	64.8%	62.7%

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

Inclusion and Diversity - Our core values include inclusion and diversity, and we believe in creating equal opportunities to recognize the value and voice of every employee.
We have an Inclusion and Diversity Council, which is chaired by our Chief Executive Officer, that includes both permanent members and rotating members from various functional areas, backgrounds and experiences. The Inclusion and Diversity Council provides governance and guidance for sharing our vision of an inclusive and diverse workforce. In addition, we have employee-led resource groups, which are open to all employees, to provide community and support to our employees.

The Company is committed to providing equal opportunity to all employees and applicants and proactively reviews its policies and programs for compliance with all applicable laws, regulations and executive orders. None of the Company’s Inclusion and Diversity efforts include quotas or preferences based upon an individual’s membership in a particular constituency, and participation in all Inclusion and Diversity activities is voluntary and open to all employees.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

All executive officers are elected annually by our Board of Directors and each serves until such person resigns, is removed or is otherwise disqualified to serve or until such officer’s successor is duly elected. Our executive officers listed below include the officers who have been designated by our Board of Directors as our Section 16 officers.

Name	Age*		Business Experience in Past Five Years
Robert S. McAnnally	61	2021 to present	President, Chief Executive Officer and Director
		2020 to 2021	Senior Vice President and Chief Operating Officer
		2015 to 2020	Senior Vice President, Operations
Christopher P. Sighinolfi	41	2024 to present	Senior Vice President and Chief Financial Officer
		2022 to 2024	Vice President, Corporate Development and Investor Relations
		2021 to 2022	Vice President, Corporate Development
		2016 to 2020	Managing Director, Jefferies Financial Group, Inc.
Curtis L. Dinan	57	2021 to present	Senior Vice President and Chief Operating Officer
		2020 to 2021	Senior Vice President and Chief Commercial Officer
		2019 to 2020	Senior Vice President, Commercial
Joseph L. McCormick	65	2014 to present	Senior Vice President, General Counsel and Assistant Secretary
Mark A. Bender	60	2015 to present	Senior Vice President, Administration and Chief Information Officer
Angela E. Kouplen	50	2023 to present	Senior Vice President and Chief Human Resources Officer
		2022 to 2023	Vice President of Administration and Chief Information Officer, the University of Tulsa
		2021 to 2022	Vice President and Chief Information Officer, the University of Tulsa
		2016 to 2021	Senior Vice President of Administration and Chief Information Officer, WPX Energy
W. Kent Shortridge	58	2022 to present	Senior Vice President, Operations and Customer Service
		2018 to 2022	Managing Vice President, Operations
Brian F. Brumfield	57	2022 to present	Vice President, Chief Accounting Officer and Controller
		2017 to 2022	Controller, Tucson Electric Power/UNS Energy
* As of January 1, 2025

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

We are subject to all the risks and hazards typically associated with the natural gas distribution business that could affect the public safety as well as the reliability of our distribution system. Operating risks include, but are not limited to, leaks, accidents, pipeline ruptures and the breakdown or failure of equipment or processes. Other operational hazards and unforeseen interruptions include adverse weather conditions, third-party damage to our system, accidents, explosions, fires, the collision of equipment or vehicles with our pipeline facilities and catastrophic events, such as severe weather events, hurricanes, thunderstorms, tornadoes, wildfires, sustained extreme temperatures, earthquakes, floods, acts of terrorism, pandemics and other health crises, or other similar events beyond our control. Climate change could cause these catastrophic events to become more severe or more frequent. It is also possible that our facilities, or those of our counterparties or service providers, could be direct targets or indirect casualties of an act of terrorism, including cyber-attacks. These issues could result in legal liability, repair and remediation costs, increased operating costs, significantly increased capital expenditures, regulatory fines and penalties and other costs and diminish customer confidence.

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

In order to meet customers’ natural gas demands, we rely on and must obtain sufficient natural gas supplies, pipeline transportation and storage capacity from third parties. If we are unable to obtain these, our ability to meet our customers’ natural gas requirements could be impaired. If a substantial disruption to or reduction in natural gas supply, pipeline capacity or storage capacity occurred due to operational failures or disruptions, legislative or regulatory actions, hurricanes, tornadoes, wildfires, floods, earthquakes, extreme cold weather, acts of terrorism, or cyber-attacks or acts of war, our operations or financial results could be adversely affected.

Our business increasingly relies on technology, the failure of which may adversely affect our financial results and cash flows.

Due to technological advances, we have become more reliant on technology to effectively operate our business. We use computer programs and applications to help run our business, including an enterprise resource planning system that integrates data and reporting activities across the Company. Additionally, certain portions of our IT systems and infrastructure are provided or maintained by third-party vendors. The failure of these or other similarly important technologies, the lack of alternative technologies, or our inability to have these technologies supported, updated, expanded, or integrated into other technologies, could hinder our operations, and adversely impact our financial condition and results of operations.

The occurrence of cyber breaches or physical security attacks on our business, or those of third parties, may disrupt or adversely affect our operations or result in the loss or misuse of confidential and proprietary information.

While our Company employs a comprehensive cybersecurity program, with robust technical defenses and implemented policies, procedures, and controls, aimed at protecting our information technology, operational technology, and data systems from acts of terrorism, cyber-attacks and security breaches, our program cannot guarantee the prevention nor mitigation of all incidents. Any cyber breaches or physical security attacks, or threats of such attacks, that affect our IT systems, distribution facilities, customers, suppliers and third-party service providers or any financial data could disrupt normal business operations, expose sensitive information, and/or lead to physical damages that may have a material adverse effect on our business. A severe attack or security breach could adversely affect our business reputation, diminish customer confidence, disrupt operations, subject us to financial liability or increased regulation, increase our costs and expose us to material legal claims and liability which may not be fully covered by insurance, and our business, financial condition, results of operations and cash flows could be adversely affected. As cyber or physical security attacks become more frequent and sophisticated, we could be required to incur increased costs to strengthen our systems or to obtain additional insurance coverage against potential losses. Federal and state regulatory agencies, such as DHS and TSA, are increasingly focused on risks related to physical security and cybersecurity in general and have promulgated more stringent security regulations specifically for certain federal contractors and critical infrastructure sectors, including natural gas distribution. Any failure to comply with such government regulations may have a material adverse effect on our results of operations and financial condition. Despite Company policy restrictions on AI, whitelisting of sites, and contractual limitations on vendors’ use of AI, there is also a risk of inadvertent sharing of confidential or proprietary data through the inappropriate use of open AI tools.

We are subject to various risks associated with climate change which could increase our operating costs or restrict our opportunities in new or existing markets, adversely affecting our financial results, growth, cash flows and results of operations.

Climate change may increase the likelihood of extreme weather in our service territory, and our customers’ energy use could increase or decrease depending on the duration and magnitude of any changes. Climate change could also result in shifts in the population of our service areas. A decrease in energy use or fewer customers in our service areas due to weather changes may affect our financial condition through decreased revenues and cash flows which are not adequately offset by our WNA mechanisms. Extreme weather conditions in general require increased system resiliency, adding to costs, and can contribute to increased system stresses, including service interruptions. Weather conditions outside of our operating territory could also have an impact on our revenues and cash flows by affecting natural gas prices and the availability of our leased transportation and storage capacity. Weather impacts our operations primarily through severe weather events, including hurricanes, thunderstorms, tornadoes, wildfires, sustained extreme temperatures, snow and ice storms, earthquakes, floods, or other similar events beyond our control. To the extent the frequency of extreme weather events increases, our costs of providing service and our working capital requirements could increase.

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

There is additional uncertainty regarding current and future regulatory interpretations as a result of the United States Supreme Court’s decision in June 2024 to overturn the “Chevron Doctrine,” pursuant to which courts generally deferred to agencies’ interpretation of regulations in litigation against those agencies.

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

Our business and operations are subject to regulation by a number of federal agencies, including but not limited to, FERC, CFTC, IRS, DOT, PHMSA and various state agencies in Oklahoma, Kansas, and Texas, and we are subject to numerous other federal and state laws and regulations. Future changes to laws, regulations and policies may impair our ability to compete for business or recover costs and could adversely affect our cash flows, restrict our ability to make capital investments and may cause us to increase debt and take other actions to conserve cash. Any compliance failure related to these laws and regulations may result in fines, penalties or injunctive measures affecting our operating assets. The fines or penalties for noncompliance with laws and regulations may not be recoverable through our rates. Our failure to comply with applicable regulations could result in fines, penalties and a material adverse effect on our business, financial condition, results of operations and cash flows.

FINANCIAL, ECONOMIC AND MARKET RISKS

Unfavorable economic and market conditions could adversely affect our financial condition, earnings, cash flows and limit our future growth.

Weakening economic activity in our markets, caused by factors such as inflation and high interest rates, and supply chain disruptions could result in a loss of existing customers, fewer new customers, especially in newly constructed homes and other buildings, or a decline in energy consumption, any of which could adversely affect our revenues or restrict our future growth. These conditions may make it more difficult for customers to pay their natural gas bills, leading to slow collections and higher-than-normal levels of accounts receivable, which in turn could increase our financing requirements and bad debt expense. Customers may also experience difficulties paying their natural gas bills in the instance of severe weather events that result in higher usage and higher natural gas prices, reducing our collections and increasing our financing requirements and bad debt expense, which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity, and prospects.

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

We provide natural gas distribution services to customers in Oklahoma, Kansas, and Texas. Changes in the populations, regional economies, politics, regulations, regulatory decisions by state and local regulatory authorities, and weather patterns of these states could adversely impact our financial condition, results of operations and cash flows.

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

Governance

Our Board of Directors considers cybersecurity risk one of the significant risks to our business. As such, the Board of Directors has retained responsibility for overseeing policies and procedures related to cybersecurity and data privacy matters. The Board of Directors routinely evaluates our cybersecurity strategy to review its effectiveness. Management provides reports to the Board of Directors regarding cybersecurity and other information and operations technology risks.

The Company established a governance committee to provide governance and oversight of security and compliance related activities for physical security and IT in support of their effective and efficient management of risks, strategies, and operational imperatives for the Company. The committee is chaired by our Senior Vice President and Chief Information Officer and the membership includes a cross-functional team of executives from IT/cybersecurity, operations, human resources, customer service, commercial, risk and insurance, finance, and the legal department. The committee is structured to cultivate collaboration across the enterprise and to align and prioritize resources with our strategic plan.

Risk Management and Strategy

The cybersecurity function is centralized under the Senior Vice President and Chief Information Officer, who has over three decades of experience in information technology. The cybersecurity function is comprised of a dedicated team of professionals who work continuously to monitor risks relating to cybersecurity resilience strategy, policy, standards, architecture, and processes. We identify and address cybersecurity risks by employing a defense-in-depth methodology, consisting of both proactive and reactive elements. This requires a comprehensive program involving advanced monitoring and defense technology along with recurring situational drills that exercise incident response and crisis management plans. We leverage dedicated internal resources, along with strategic external partnerships, to mitigate cybersecurity threats to the Company. We have partnerships for vulnerability testing, incident response, and various third-party assessments. We deploy both commercially available solutions and proprietary systems to actively manage threats to our technology environment.

Further, cybersecurity risk has also been incorporated into the Company’s enterprise risk management process such that cybersecurity risk is managed on a comprehensive basis as part of strategy setting and driving performance throughout the Company, which includes identifying, aggregating, monitoring, measuring, assessing and managing risks that could affect our ability to fulfill our business objectives or execute our corporate strategy.

Oversight

Our cybersecurity oversight includes our internal control environment, cybersecurity standards, benchmarks, and internal governance committees. Annually, we assess, either internally or by an independent third-party, against multiple cybersecurity maturity models. We also leverage other industry standards and benchmarks, such as those from the National Institute of Standards and Technology (, Department of Energy and Cybersecurity and Infrastructure Security Agency best practices to inform our oversight strategy. The governance committee functions to ensure adherence and accountability to these standards and deploy appropriate resources to keep pace with the shifting cybersecurity threat landscape.

We have policies and procedures to oversee and manage the cybersecurity risks associated with both internal or external threats including the regular review of security reports, relevant cyber attestations, and other independent cyber ratings. These practices include technical controls and processes, as well as contractual mechanisms to mitigate risk. Additionally, we leverage cyber ratings, developed by reputable independent agencies, to assess our capabilities and compare to our peers. We have also implemented certain third-party risk management processes to assess, select, and monitor suppliers.

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

Response

In addition to the safeguards in place to minimize the likelihood and impact of a cyber incident, the Company has established response procedures to address in the event they may occur. These response procedures are designed to identify, analyze, contain, and remediate such cyber incidents in a timely, consistent, and compliant manner. The response procedures are also designed to escalate information regarding cyber incidents promptly so that decisions regarding any required public disclosures and reporting can be made in a timely manner.

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

Education

The Company seeks to ensure every employee understands their role in keeping ONE Gas safe from cyber incidents. As part of this commitment, we provide our employees cybersecurity awareness training on a regular basis as well as regular security -focused announcements and seminars. We augment these educational trainings with live phishing exercises that simulate the current threat landscape. These exercises provide immediate feedback and, if necessary, additional training or remedial action. The Company also includes cybersecurity training as part of the on-boarding process of every employee.

Experience

We have experienced no material cybersecurity breaches. As such, we have not spent any material amount of capital on addressing impacts during this time, nor have we incurred any material breach expenses from penalties and settlements. We maintain cybersecurity insurance coverage that we believe is appropriate for the size and complexity of our business.

ITEM 2.    PROPERTIES

The following table sets forth the approximate miles of distribution mains and transmission pipelines we own as of December 31, 2024:

Properties (miles)	OK	KS	TX	Total
Distribution	19,800	11,900	11,300	43,000
Transmission	500	1,500	300	2,300
Total properties	20,300	13,400	11,600	45,300

We lease approximately 350 thousand square feet of office space and other facilities for our operations. In addition, we have 60.8 Bcf of natural gas storage capacity under contract, with maximum allowable daily withdrawal capacity of approximately 1.8 Bcf.

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

At February 14, 2025, there were 8,477 registered shareholders of our common stock.

In January 2025, we declared a dividend of $0.67 per share ($2.68 per share on an annualized basis) for shareholders of record on February 21, 2025, payable on March 7, 2025.

Performance Graph

The following performance graph compares the performance of our common stock with the S&P MidCap 400 Utilities Index, the S&P MidCap 400 Index, the Dow Jones Industrial Average and a ONE Gas peer group during the period beginning December 31, 2019 and ending on December 31, 2024. This graph assumes a $100 investment in our common stock and in each of the indices at the beginning of the period and a reinvestment of dividends paid on such investments throughout the period.

	Cumulative Total Return As of Each Year Ended
	December 31,
	2020	2021	2022	2023	2024
ONE Gas, Inc.	$84.27	$87.94	$88.46	$77.14	$87.22
S&P MidCap 400 Utilities Index	$86.13	$103.15	$102.99	$89.38	$117.50
S&P MidCap 400 Index	$113.65	$141.76	$123.19	$143.38	$163.30
Dow Jones Industrial Average	$109.72	$132.71	$123.30	$143.60	$165.12
ONE Gas Peer Group*	$88.46	$104.54	$108.92	$105.68	$125.20
* The ONE Gas peer group used in this graph is the same peer group that will be used in determining our level of performance under our 2024 performance units at the end of the three-year performance period and is comprised of the following companies: Alliant Energy Corporation; Atmos Energy Corporation; Avista Corporation; Black Hills Corporation; CenterPoint Energy, Inc.; Chesapeake Utilities Corporation; CMS Energy Corporation; New Jersey Resources Corporation; NiSource Inc.; Northwest Natural Holding Company; NorthWestern Energy Group, Inc.; Southwest Gas Holdings, Inc.; and Spire Inc.

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

RECENT DEVELOPMENTS

Credit Facility - In October 2024, we entered into an agreement that increased the capacity of the ONE Gas Credit Agreement to $1.35 billion from $1.275 billion with commitments from existing lenders and the addition of a new lender. Other than the increased commitments, the maturity date, March 16, 2028, and all other terms and conditions of the ONE Gas Credit Agreement remain unchanged.

Commercial Paper - In October 2024, we increased the capacity of our commercial paper program to $1.35 billion from $1.275 billion.

Equity issuances - On December 27, 2024, we settled under forward contracts 3,160,465 shares (926,465 shares from forwards related to an at-the-market equity distribution agreement and 2,234,000 from forwards related to underwriting agreements) of our common stock for net proceeds of $245.7 million ($75.2 million from forwards related to an at-the market equity distribution agreement and $170.5 million from forwards related to underwriting agreements).

In December 2024, we amended the two forward sale agreements we entered into in September 2023 to extend the maturity date of 223,000 and 180,000 shares of our common stock, to December 31, 2025 from December 31, 2024. The amended forward sale agreements provide for settlement on a date, or dates, to be specified at our discretion but which will occur no later than December 31, 2025.

In February 2023, we entered into an at-the-market equity distribution agreement under which we may issue and sell shares of our common stock with an aggregate offering price up to $300 million. This at-the-market equity program replaced our previous at-the-market equity program, which began in February 2020, and expired in February 2023. Sales of common stock are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. At December 31, 2024, we had $225.5 million of equity available for issuance under the program.

The following table summarizes all of our outstanding forward sale agreements at December 31, 2024:

Maturity	Original Shares	Remaining Shares	Forward Price	Net Proceeds Available
	(Shares)	(Shares)	(Per share)	(Thousands of dollars)
December 31, 2025	1,200,000	223,000	$74.65	$16,647
December 31, 2025	180,000	180,000	74.60	13,428
Total forward sale agreements	1,380,000	403,000	$74.63	$30,075

See “Liquidity and Capital Resources” and Note 7 of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion of our at-the-market equity program.

Dividend - In January 2025, we declared a dividend of $0.67 per share ($2.68 per share on an annualized basis) for shareholders of record as of February 21, 2025, payable on March 7, 2025.

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

Kansas - On March 1, 2024, Kansas Gas Service submitted an application to the KCC requesting an increase to its base rates reflecting investments in its natural gas distribution system. On August 2, 2024, a unanimous settlement agreement was signed by all parties to the rate case and filed with the KCC. A hearing on the unanimous settlement agreement was held on August 13, 2024. On October 3, 2024, the KCC issued an order approving the settlement agreement and new rates became effective on November 1, 2024. Kansas Gas Service’s net base rates will increase by $35 million. Kansas Gas Service was already recovering $35 million from customers through the GSRS; therefore, this settlement represents a total base rate increase of $70 million. The unanimous settlement agreement stipulates a GSRS pre-tax carrying charge of 8.97 percent for subsequent GSRS filings.

In August 2023, Kansas Gas Service submitted an application to the KCC requesting an increase of approximately $8.0 million related to its GSRS. The KCC issued an order in November 2023 authorizing the increase, and the new surcharge became effective on December 1, 2023.

Texas

West-North Service Area - In February 2025, Texas Gas Service made a GRIP filing for all customers in the West-North service area, requesting a $8.2 million increase to be effective in June 2025.

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
Central-Gulf Service Area - In February 2025, Texas Gas Service made a GRIP filing for all customers in the Central-Gulf service area, requesting a $15.4 million increase to be effective in June 2025.

In June 2024, Texas Gas Service filed a rate case for all customers in the Central-Gulf service area, requesting a $25.8 million increase. Texas Gas Service has invested approximately $355 million in its Central-Gulf service area natural gas distribution system since its last Central-Gulf service area rate case was finalized in August 2020. A portion of this investment, approximately $342 million, is currently recovered through GRIP. On September 27, 2024, the parties filed an uncontested settlement agreement for an increase of $19.3 million based on a 9.7 percent return on equity and 59.6 percent common equity ratio. In November 2024, the RRC approved this settlement and new rates took effect in December 2024.

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

Selected Financial Results - Net income was $222.9 million, or $3.91 per diluted share, $231.2 million, or $4.14 per diluted share, and $221.7 million, or $4.08 per diluted share, for the years ended December 31, 2024, 2023 and 2022, respectively.

The following table sets forth certain selected financial results for our operations for the periods indicated:

	Year Ended			Variances		Variances
	December 31,			2024 vs. 2023		2023 vs. 2022
Financial Results	2024	2023	2022	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars, except percentages)
Natural gas sales	$1,864.1	$2,154.0	$2,412.9	$(289.9)	(13)%	$(258.9)	(11)%
Transportation revenues	138.7	133.6	126.5	5.1	4%	7.1	6%
Securitization customer charges	44.4	48.7	5.8	(4.3)	(9)%	42.9	740%
Other revenues	36.4	35.7	32.8	0.7	2%	2.9	9%
Total revenues	2,083.6	2,372.0	2,578.0	(288.4)	(12)%	(206.0)	(8)%
Cost of natural gas	778.3	1,134.5	1,459.1	(356.2)	(31)%	(324.6)	(22)%
Operating costs	609.6	580.1	540.4	29.5	5%	39.7	7%
Depreciation and amortization	296.7	279.8	228.5	16.9	6%	51.3	22%
Operating income	$399.0	$377.6	$350.0	$21.4	6%	$27.6	8%
Net Income	$222.9	$231.2	$221.7	$(8.3)	(4)%	$9.5	4%
Capital expenditures and asset removal costs	$762.1	$728.7	$656.5	$33.4	5%	$72.2	11%

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

Securitization customer charges represent revenue from contracts with customers through implied contracts established by the financing order approved by the KCC, related to the securitization of extraordinary costs incurred during Winter Storm Uri in the state of Kansas. See Note 17 of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion of the securitization transaction in Kansas.

Other revenues include primarily miscellaneous service charges, which represent implied contracts with customers established by our tariffs and rates approved by regulatory authorities and other revenues from regulatory mechanisms.

Our average cost of gas rate decreased to $5.32 per Mcf for the year ended December 31, 2024, compared to $7.08 per Mcf in the prior year. Cost of natural gas includes commodity purchases, fuel, storage, transportation, hedging costs and settlement proceeds for natural gas price volatility mitigation programs approved by our regulators and other gas purchase costs recovered through our cost of natural gas regulatory mechanisms and does not include an allocation of general operating costs or depreciation and amortization. These regulatory mechanisms provide a method of recovering natural gas costs on an ongoing basis without a profit. Therefore, although our revenues will fluctuate with the cost of natural gas that we pass-through to our customers, operating income is not affected by fluctuations in the cost of natural gas.

2024 vs. 2023 - Operating income increased $21.4 million due primarily to the following:

•an increase of $67.9 million from new rates and
•an increase of $6.3 million in residential sales due to net customer growth in Oklahoma and Texas.

These increases were offset partially by:

•an increase of $22.9 million in employee-related costs;
•an increase of $16.9 million in depreciation expense due to additional capital expenditures being placed in service;
•an increase of $6.9 million in ad-valorem taxes;
•an increase of $2.2 million in fleet expense;
•an increase of $1.9 million in outside services; and
•an increase of $1.7 million in insurance expense.

Revenues for the year ended December 31, 2024, include a decrease of $4.3 million associated with KGSS-I, which is offset by a decrease of $2.5 million in amortization and operating expense and $1.7 million in interest expense, net.

Other Factors Affecting Net Income - Other factors that affect net income for the year ended December 31, 2024, compared with 2023, include an decrease of $2.0 million in other income, net and an increase of $31.9 million in interest expense, net. The decrease in other income, net is due primarily to a $1.2 million decrease in the gain on investments associated with our nonqualified deferred compensation plans. The increase in interest expense is due primarily to the issuance of $300 million of 5.10 percent senior notes due 2029 in December 2023, the reopening of the 5.10 percent senior notes in August 2024 in which we issued an additional $250 million, and repayment of $300 million of 3.61 percent senior notes due February 2024 and $473 million of 1.10 percent senior notes due March 2024 upon maturity with commercial paper.

EDIT - The return of EDIT to our customers is not expected to have a material impact on earnings, as any reduction or credit in rates is offset by a reduction in income tax expense. During the years ended December 31, 2024 and 2023, we credited income tax expense $25.7 million and $22.4 million, respectively, for the amortization of the regulatory liability associated with EDIT that was embedded in base rates.

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

Capital expenditures and asset removal costs increased $33.4 million for 2024, compared with 2023, due primarily to expenditures for system integrity and extension of service to new areas. Our capital expenditures and asset removal costs are expected to be approximately $750 million for 2025. While we did not experience a significant impact to our capital expenditure program during the year ended December 31, 2024, our future capital expenditure activity is dependent on a number of factors, including economic conditions and our supply chains for contract labor, materials and supplies.

Selected Operating Information - The following tables set forth certain selected operating information for the periods indicated:

	Year Ended								Variances
	December 31,								2024 vs. 2023
(in thousands)	2024				2023				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	842	594	667	2,103	836	592	660	2,088	6	2	7	15
Commercial and industrial	77	51	35	163	77	50	35	162	—	1	—	1
Other	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	6	1	12	5	6	1	12	—	—	—	—
Total customers	924	651	706	2,281	918	648	699	2,265	6	3	7	16

The increase in the average number of customers for 2024, compared with 2023, is due primarily to the connection of new customers resulting from the extension and expansion of our system in our service areas. For 2024, our average customer count includes 23,000 new customer connections compared to 23,400 in 2023.

The following table reflects total volumes delivered, excluding the effects of WNA mechanisms on sales volumes:

	Year Ended December 31,
Volumes (MMcf)	2024	2023	2022
Natural gas sales
Residential	104,112	114,239	125,286
Commercial and industrial	36,944	40,630	43,184
Other	2,108	1,737	2,725
Total sales volumes delivered	143,164	156,606	171,195
Transportation	221,032	227,875	230,080
Total volumes delivered	364,196	384,481	401,275

The impact of weather on residential and commercial natural gas sales is mitigated by WNA mechanisms in all jurisdictions.

The following table sets forth the HDDs by state for the periods indicated:

	Year Ended December 31,
	2024		2023		2024 vs. 2023	2024	2023
HDDs	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	2,783	3,359	3,125	3,346	(11)%	83%	93%
Kansas	3,863	4,690	4,117	4,721	(6)%	82%	87%
Texas	1,345	1,679	1,558	1,705	(14)%	80%	91%

Normal HDDs are established through rate proceedings in each of our jurisdictions for use primarily in weather normalization billing calculations. Normal HDDs disclosed above are based on:

•Oklahoma - A 10-year weighted average as of June 30, 2021, as calculated using 11 weather stations across Oklahoma and weighted on average customer count.
•Kansas - A 30-year rolling average for years 1994-2023 calculated using three weather stations across Kansas and weighted on HDDs by weather station and customers.
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

Short-term Debt - The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. At December 31, 2024, our total debt-to-capital ratio was 51.8 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement. Excluding the debt of KGSS-I, which is non-recourse to us, our total debt-to-capital ratio was 49.5 percent. We may reduce the unutilized portion of the ONE Gas Credit Agreement in whole or in part without premium or penalty. The ONE Gas Credit Agreement contains customary events of default. Upon the occurrence of certain events of default, the obligations under the ONE Gas Credit Agreement may be accelerated and the commitments may be terminated.

At December 31, 2024, we had $1.35 million in letters of credit issued and no borrowings under the ONE Gas Credit Agreement, with approximately $1.349 billion of remaining credit, which is available to repay our commercial paper borrowings.

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

In July 2024, we increased the capacity of our commercial paper program to $1.275 billion from $1.2 billion.

In October 2024, we increased the capacity of our commercial paper program to $1.35 billion from $1.275 billion. Under our commercial paper program, we may issue unsecured commercial paper to fund short-term borrowing needs. The maturities of the commercial paper vary but may not exceed 270 days from the date of issue. Commercial paper is generally sold at par less a discount representing an interest factor. At December 31, 2024 and December 31, 2023, we had $914.6 million and $88.5 million of commercial paper outstanding with a weighted-average interest rate of 4.77 percent and 5.60 percent, respectively.

Senior Notes - At December 31, 2024, our long-term debt-to-capital ratio was 43.8 percent. Excluding the debt of KGSS-I, which is non-recourse to us, our long-term debt-to-capital ratio was 40.7 percent. See Note 17 of the Notes to Consolidated Financial Statements in this Annual Report for information with respect to KGSS-I.

At December 31, 2024, we had outstanding $2.2 billion of Senior Notes with none due within the next year. The indenture governing our Senior Notes includes an event of default upon the acceleration of other indebtedness of $100 million or more. Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding Senior Notes to declare those Senior Notes immediately due and payable in full.

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

Credit Ratings - Our credit ratings at December 31, 2024, were:

Rating Agency	Long-term Rating	Short-term Rating	Outlook
Moody’s	A3	Prime-2	Stable
S&P	A-	A-2	Stable

We intend to maintain credit metrics at a level that supports our balanced approach to capital investment and a return of capital to shareholders via a dividend that we believe will be competitive with our peer group.

Securitized Utility Tariff Bonds - At December 31, 2024, we had outstanding $287.3 million of 5.486 percent KGSS-I Securitized Utility Tariff Bonds with $29.0 million due within the next year. The bonds are governed by an indenture between KGSS-I and the indenture trustee. The indenture contains certain covenants that restrict KGSS-I’s ability to sell, transfer, convey, exchange, or otherwise dispose of its assets.
Equity Issuances - On December 27, 2024, we settled under forward contracts 3,160,465 shares (926,465 shares from forwards related to an at-the-market equity distribution agreement and 2,234,000 from forwards related to underwriting agreements) of our common stock for net proceeds of $245.7 million ($75.2 million from forwards related to an at-the market equity distribution agreement and $170.5 million from forwards related to underwriting agreements).

In December 2024, we amended the two forward sale agreements we entered into in September 2023 to extend the maturity date of 223,000 and 180,000 shares of our common stock to December 31, 2025 from December 31, 2024. The amended forward sale agreements provide for settlement on a date, or dates, to be specified at our discretion but which will occur no later than December 31, 2025.

In February 2023, we entered into an at-the-market equity distribution agreement under which we may issue and sell shares of our common stock with an aggregate offering price up to $300 million. This at-the-market equity program replaced our previous at-the-market equity program, which began in February 2020, and expired in February 2023. Sales of common stock are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. At December 31, 2024, we had $225.5 million of equity available for issuance under the program.

Pension and Other Postemployment Benefit Plans - For the year ended December 31, 2024, we contributed $1.6 million to our defined benefit pension plans and no contributions were made to our other postemployment benefit plans. For the year ended December 31, 2023, we contributed $1.3 million to our defined benefit pension plans and $2.5 million to our other postemployment benefit plans. Additional information about our pension and other postemployment benefit plans, including anticipated contributions, is included under “Critical Accounting Estimates - Pension and Other Postemployment Benefits” and under Note 11 of the Notes to Consolidated Financial Statements in this Annual Report.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Year Ended December 31,			Variances
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
				Increase (Decrease)	Increase (Decrease)
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$368.4	$939.5	$1,570.8	$(571.1)	$(631.3)
Investing activities	(707.5)	(669.6)	(614.1)	(37.9)	(55.5)
Financing activities	378.2	(248.6)	(947.4)	626.8	698.8
Change in cash, cash equivalents, restricted cash and restricted cash equivalents	39.1	21.3	9.3	17.8	12.0
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	39.4	$18.1	8.8	21.3	9.3
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$78.5	$39.4	$18.1	$39.1	$21.3

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

Operating cash flows were lower for the year ended December 31, 2024, compared to 2023, due primarily to proceeds from government securitization of winter weather costs for Texas Gas Service in March 2023 and working capital changes related to lower cost of gas rates embedded in accounts receivable and natural gas in storage.

Investing Cash Flows - Cash used in investing activities increased for the year ended December 31, 2024, compared to 2023, due primarily to an increase in capital expenditures for system integrity and extension of service to new areas.

Financing Cash Flows - Cash used in financing activities decreased for the year ended December 31, 2024, compared to 2023, due primarily to commercial paper borrowing in excess of repayments of long-term debt and the additional issuance of long-term debt.

ENVIRONMENTAL, SAFETY AND REGULATORY MATTERS

Environmental Matters - We are subject to multiple laws and regulations regarding protection of the environment and natural and cultural resources, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, plant and wildlife protection, hazardous materials use, storage and transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits or the discovery of presently unknown environmental conditions may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the CAA and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during 2024, 2023 and 2022.

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

We have an AAO that allows Kansas Gas Service to defer and seek recovery of costs necessary for investigation and remediation at, and nearby, these 12 former MGP sites that are incurred after January 1, 2017, up to a cap of $15.0 million, net of any related insurance recoveries. Costs approved for recovery in a future rate proceeding would then be amortized over a 15-year period. The unamortized amounts will not be included in rate base or accumulate carrying charges. Following a determination that future investigation and remediation work approved by the KDHE exceeds $15.0 million, net of any related insurance recoveries, Kansas Gas Service is required to file an application with the KCC for approval to increase the $15.0 million cap. During 2024, we received $1.7 million in insurance proceeds for remediation costs related to these sites. At December 31, 2024 and 2023, we have deferred $31.1 million and $32.0 million, respectively, for accrued investigation and remediation costs pursuant to our AAO. On January 3, 2025, Kansas Gas Service requested to increase the cap on the AAO from $15 million to $32 million. The original $15 million cap approved in 2017 was the result of a unanimous settlement agreement and contained additional reporting requirements and obligations. Kansas Gas Service's request to increase the cap leaves all these additional provisions in place.

We also own or retain legal responsibility for certain environmental conditions at a former MGP site in Texas. At the request of the TCEQ, we began investigating the level and extent of contamination associated with the site under their Texas Risk Reduction Program. A preliminary site investigation revealed that this site contains contaminants generally associated with MGP sites and is subject to control or remediation under various environmental laws and regulations. At December 31, 2024, estimated costs associated with expected remediation activities for this site are not material.

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the years ended December 31, 2024 and 2023. The reserve for remediation of our MGP sites was $14.3 million at December 31, 2024 and 2023.

Environmental Footprint - We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation, and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during 2024, 2023 or 2022.

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

Revenue Recognition - For regulated deliveries of natural gas, we read meters and bill customers on a monthly cycle. We recognize revenues upon the delivery of natural gas or services rendered to customers. The billing cycles for customers do not necessarily coincide with the accounting periods used for financial reporting purposes. We accrue unbilled revenues for natural gas that has been delivered but not yet billed at the end of an accounting period. Accrued unbilled revenue is based on a percentage estimate of amounts unbilled each month, which is dependent upon a number of factors, some of which require management’s judgment. These factors include customer consumption patterns and the impact of weather on usage. The accrued unbilled natural gas sales revenue at December 31, 2024 and 2023 was $212.0 million and $191.4 million, respectively, and is included in accounts receivable on our consolidated balance sheets.

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

For the year ended December 31, 2024, we contributed $1.6 million to our defined benefit pension plans and no contributions were made to our other postemployment benefit plans. For the year ended December 31, 2023, we contributed $1.3 million to our defined benefit pension plans and $2.5 million to our other postemployment benefit plans. In 2025, our contributions are expected to be $9.8 million to our defined benefit pension plans, and no contributions are expected to be made to our other postemployment benefit plans.

We recorded net periodic benefit credits for our defined benefit pension plans, prior to regulatory deferrals, of $5.5 million in 2024, and estimate that in 2025, we will record net periodic benefit cost of approximately $5.7 million. Net periodic benefits credits for our postemployment benefit plans, prior to regulatory deferrals, were $0.4 million in 2024, and we estimate that in 2025, we will record a credit of approximately $0.2 million, prior to regulatory deferrals.

The following table sets forth the significant assumptions used to determine our estimated 2025 net periodic benefit cost related to our defined benefit pension and other postemployment benefit plans and sensitivity to changes with respect to these assumptions:

	Rate Used	Cost Sensitivity (a)	Obligation Sensitivity (b)
		(Millions of dollars)
Discount rate for pension	5.70%	$2.0	$18.6
Discount rate for other postemployment benefits	5.75%	(0.1)	3.2
Expected long-term return on plan assets for pension	5.85%	2.0	—
Expected long-term return on plan assets for other postemployment benefits	5.10%	0.4	—
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

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effect on earnings or cash flows for the years ended December 31, 2024, 2023 and 2022. Environmental issues may exist with respect to these MGP sites that are unknown to us. Accordingly, future costs are dependent on the final determination and regulatory approval of any remedial actions, the complexity of the site, level of remediation required, changing technology and governmental regulations, and to the extent not recovered by insurance or recoverable in rates from our customers, could be material to our financial condition, results of operations or cash flows.

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
•cyber-attacks, which, continue to increase in volume and sophistication, or breaches of technology systems that could disrupt our operations or result in the loss or exposure of confidential or sensitive customer, employee, vendor, counterparty or Company information; further, increased remote working arrangements have required enhancements and modifications to our IT infrastructure (e.g. Internet, Virtual Private Network, remote collaboration systems, etc.), and any failures of the technologies, including third-party service providers, that facilitate working remotely could limit our ability to conduct ordinary operations or expose us to increased risk or effect of an attack;
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
•indebtedness, which could make us more vulnerable to general adverse economic and industry conditions, limit our ability to borrow additional funds and/or place us at competitive disadvantage compared with competitors;
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
•our ability to attract and retain talented employees, management and directors, and any shortage of skilled-labor;
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

Counterparty Credit Risk

We assess the creditworthiness of our customers. Those customers who do not meet minimum standards are required to provide security, including deposits or other forms of collateral, when appropriate and allowed by tariff. With approximately 2.3 million customers across three states, we are not exposed materially to a concentration of credit risk. We maintain a provision for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, consideration of the current credit environment and other information. We recover the fuel-related portion of bad debts through our purchased-gas cost adjustment mechanisms.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of ONE Gas, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of ONE Gas, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accounting for the Effects of Regulatory Matters

As described in Notes 1 and 3 to the consolidated financial statements, the Company is subject to rate regulation and accounting requirements of regulatory authorities in the states in which it operates, and it follows the accounting and reporting guidance for regulated operations, including evaluating regulatory decisions to determine appropriate revenue recognition, cost deferrals, recoverability for regulatory assets and refund requirements for regulatory liabilities. As disclosed by management, regulatory assets are recorded for costs that have been deferred for which future recovery through customer rates is considered probable and regulatory liabilities are recorded when it is probable that revenues will be reduced for amounts that will be credited to customers through the ratemaking process. As a result, certain costs that would normally be expensed under accounting principles generally accepted in the United States of America for non-regulated entities are capitalized or deferred on the balance sheet because it is probable they can be recovered through rates. The amounts to be recovered or recognized are based upon historical experience and management’s understanding of regulations and may be affected by decisions of the regulatory authorities or the issuance of new regulations. Should recovery cease due to regulatory actions, certain regulatory assets may no longer meet the criteria for recognition, and accordingly, the Company may be required to write off the regulatory assets at that time. As described in Note 3, as of December 31, 2024, there were $379 million of deferred costs included in regulatory assets and $490 million of regulatory liabilities awaiting cash outflow or potential refund.

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
February 20, 2025

We have served as the Company’s auditor since 2013.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF INCOME
	Year Ended December 31,
	2024	2023	2022
	(Thousands of dollars, except per share amounts)

Total revenues	$2,083,558	$2,371,990	$2,578,005

Cost of natural gas	778,333	1,134,510	1,459,087

Operating expenses
Operations and maintenance	530,111	508,399	472,265
Depreciation and amortization	296,699	279,830	228,479
General taxes	79,371	71,661	68,217
Total operating expenses	906,181	859,890	768,961
Operating income	399,044	377,590	349,957
Other income, net	7,427	9,476	(4,183)
Interest expense, net	(147,235)	(115,339)	(77,506)
Income before income taxes	259,236	271,727	268,268
Income taxes	(36,386)	(40,495)	(46,526)
Net income	$222,850	$231,232	$221,742

Earnings per share
Basic	$3.92	$4.16	$4.09
Diluted	$3.91	$4.14	$4.08

Average shares (thousands)
Basic	56,826	55,600	54,207
Diluted	57,033	55,860	54,338

Dividends declared per share of stock	$2.64	$2.60	$2.48
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2024	2023	2022
	(Thousands of dollars)
Net income	$222,850	$231,232	$221,742
Other comprehensive income, net of tax
Change in pension and other postemployment benefit plan liability, net of tax of $(281), $140, and $(1,705), respectively	960	(478)	5,823
Net unrealized holding gain (loss) on available-for-sale securities, net of tax of $(25), $—, and $—, respectively	96	—	—
Total other comprehensive income (loss), net of tax	1,056	(478)	5,823
Comprehensive income	$223,906	$230,754	$227,565
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
Assets	(Thousands of dollars)
Property, plant and equipment
Property, plant and equipment	$9,124,134	$8,468,967
Accumulated depreciation and amortization	2,478,261	2,333,755
Net property, plant and equipment	6,645,873	6,135,212
Current assets
Cash and cash equivalents	57,995	18,835
Restricted cash and cash equivalents	20,542	20,552
Total cash, cash equivalents and restricted cash and cash equivalents	78,537	39,387
Accounts receivable, net	408,448	347,864
Materials and supplies	91,662	77,649
Income tax receivable	53,624	3,947
Natural gas in storage	161,184	187,097
Regulatory assets	101,210	75,308
Other current assets	35,216	33,952
Total current assets	929,881	765,204
Goodwill and other assets
Regulatory assets	278,006	287,906
Securitized intangible asset, net	265,951	293,619
Goodwill	157,953	157,953
Pension and other postemployment benefits	42,882	36,482
Other assets	105,025	94,618
Total goodwill and other assets	849,817	870,578
Total assets	$8,425,571	$7,770,994
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS
(Continued)
	December 31,	December 31,
	2024	2023
Equity and Liabilities	(Thousands of dollars)
Equity and long-term debt
Common stock, $0.01 par value: authorized 250,000,000 shares; issued and outstanding 59,876,861 shares at December 31, 2024; issued and outstanding 56,545,924 shares at December 31, 2023	$599	$565
Paid-in capital	2,294,469	2,028,755
Retained earnings	809,606	737,739
Accumulated other comprehensive loss	(126)	(1,182)
Total equity	3,104,548	2,765,877
Other long-term debt, excluding current maturities, net of issuance costs	2,131,718	1,877,895
Securitized utility tariff bonds, excluding current maturities, net of issuance costs	253,568	282,506
Total long-term debt, excluding current maturities, net of issuance costs	2,385,286	2,160,401
Total equity and long-term debt	5,489,834	4,926,278
Current liabilities
Current maturities of other long-term debt	14	772,984
Current maturities of securitized utility tariff bonds	28,956	27,430
Notes payable	914,600	88,500
Accounts payable	261,321	278,056
Accrued taxes other than income	75,608	68,793
Regulatory liabilities	22,525	66,901
Customer deposits	56,243	62,187
Other current liabilities	99,009	112,370
Total current liabilities	1,458,276	1,477,221
Deferred credits and other liabilities
Deferred income taxes	891,738	752,068
Regulatory liabilities	467,563	500,478
Other deferred credits	118,160	114,949
Total deferred credits and other liabilities	1,477,461	1,367,495
Commitments and contingencies
Total liabilities and equity	$8,425,571	$7,770,994
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2024	2023	2022
	(Thousands of dollars)
Operating activities
Net income	$222,850	$231,232	$221,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	296,699	279,830	228,479
Deferred income taxes	106,522	24,773	(22,034)
Share-based compensation expense	13,733	12,184	10,741
Provision for doubtful accounts	6,705	9,698	6,003
Proceeds from government securitization of winter weather event costs	—	197,366	1,330,582
Changes in assets and liabilities:
Accounts receivable	(67,289)	196,272	(213,656)
Materials and supplies	(14,013)	(6,776)	(15,981)
Income tax receivable	(49,677)	(3,947)	—
Natural gas in storage	25,913	82,108	(89,559)
Asset removal costs	(58,952)	(62,023)	(47,032)
Accounts payable	(15,014)	(90,046)	85,915
Accrued taxes other than income	6,815	(9,559)	11,317
Customer deposits	(5,944)	4,333	(4,600)
Regulatory assets and liabilities - current	(90,829)	7,249	52,417
Regulatory assets and liabilities - noncurrent	19,354	38,869	53,992
Other assets and liabilities - current	(17,091)	30,017	(23,377)
Other assets and liabilities - noncurrent	(11,371)	(2,048)	(14,107)
Cash provided by operating activities	368,411	939,532	1,570,842
Investing activities
Capital expenditures	(703,165)	(666,634)	(609,486)
Other investing expenditures	(10,402)	(8,508)	(8,632)
Other investing receipts	6,072	5,499	4,008
Cash used in investing activities	(707,495)	(669,643)	(614,110)
Financing activities
Borrowings (repayments) of notes payable, net	826,100	(463,500)	58,000
Issuance of other long-term debt, net of premiums and discounts	253,467	299,583	297,591
Issuance of securitized utility tariff bonds, net of discounts	—	—	335,931
Long-term debt financing costs	(2,193)	(2,508)	(8,567)
Repayment of other long-term debt	(773,013)	—	(1,627,000)
Repayment of securitized utility tariff bonds	(27,939)	(20,716)	—
Issuance of common stock	252,379	85,259	133,711
Dividends paid	(149,456)	(144,094)	(133,954)
Tax withholdings related to net share settlements of stock compensation	(1,111)	(2,653)	(3,169)
Cash provided by (used in) financing activities	378,234	(248,629)	(947,457)
Change in cash, cash equivalents, restricted cash and restricted cash equivalents	39,150	21,260	9,275
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	39,387	18,127	8,852
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$78,537	$39,387	$18,127
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$148,987	$80,726	$84,871
Cash paid (received) for other state income taxes	$366	$769	$621
Cash paid (received) for state income taxes - Oklahoma	$(4,546)	$1,571	$5,300
Cash paid (received) for federal income taxes	$(16,280)	$18,504	$61,500
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock Issued	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity
	(Shares)	(Thousands of dollars)

January 1, 2022	53,633,210	$536	$1,790,362	$565,161	$(6,527)	$2,349,532
Net income	—	—	—	221,742	—	221,742
Other comprehensive income (loss)	—	—	—	—	5,823	5,823
Common stock issued and other	1,716,744	17	141,266	—	—	141,283
Common stock dividends - $2.48 per share	—	—	1,086	(135,040)	—	(133,954)
December 31, 2022	55,349,954	553	1,932,714	651,863	(704)	2,584,426
Net income	—	—	—	231,232	—	231,232
Other comprehensive income (loss)	—	—	—	—	(478)	(478)
Common stock issued and other	1,195,970	12	94,779	—	—	94,791
Common stock dividends - $2.60 per share	—	—	1,262	(145,356)	—	(144,094)
December 31, 2023	56,545,924	565	2,028,755	737,739	(1,182)	2,765,877
Net income	—	—	—	222,850	—	222,850
Other comprehensive income (loss)	—	—	—	—	1,056	1,056
Common stock issued and other	3,330,937	34	264,187	—	—	264,221
Common stock dividends - $2.64 per share	—	—	1,527	(150,983)	—	(149,456)
December 31, 2024	59,876,861	$599	$2,294,469	$809,606	$(126)	$3,104,548
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

Segments - We operate in one reportable business segment: regulated public utilities that deliver natural gas primarily to residential, commercial and transportation customers. We define reportable business segments as components of an organization for which discrete financial information is available and operating results are evaluated on a regular basis by the CODM in order to assess performance and allocate resources. Our CODM is our Chief Executive Officer. Characteristics of our organization that were relied upon in making this determination include the similar nature of services we provide, the functional alignment of our organizational structure, and the reports that are regularly reviewed by the CODM for the purpose of assessing performance and allocating resources. Our management is functionally aligned and centralized, with performance evaluated based upon results of the entire distribution business. Capital allocation decisions are driven by asset integrity management, operating efficiency, growth opportunities and government-requested pipeline relocations, not geographic location or regulatory jurisdiction.

In 2024, 2023 and 2022, we had no single external customer from which we received 10 percent or more of our gross revenues.

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

Cash, Cash Equivalents and Restricted Cash and Restricted Cash Equivalents - Cash equivalents and restricted cash equivalents consist of highly liquid investments, which are readily convertible into cash and have original maturities of three months or less. At December 31, 2024, we held $45.4 million in highly liquid investments. Highly liquid investments were not material at December 31, 2023. Restricted cash consists of funds that are contractually or legally restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our consolidated balance sheets. Restricted cash and restricted cash equivalents accounts were established for payment of Securitized Utility Tariff Bond issuance costs and payment of debt service on those bonds.

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

AFUDC represents the cost of borrowed funds used to finance construction activities. We capitalize interest costs during the construction or upgrade of qualifying assets. Capitalized interest is recorded as a reduction to interest expense, net.

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

Accounts Receivable, Net - Accounts receivable represent valid claims against nonaffiliated customers for natural gas sold or services rendered. We assess the creditworthiness of our customers. Those customers who do not meet minimum standards may be required to provide security, including deposits and other forms of collateral, when appropriate and allowed by our tariffs. With approximately 2.3 million customers across three states, we are not exposed materially to a concentration of credit risk. We maintain an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, consideration of the current environment and other information. We recover natural gas costs related to accounts written off when they are deemed uncollectible through the purchased-gas cost adjustment mechanisms in each of our jurisdictions. At December 31, 2024 and 2023, our allowance for doubtful accounts was $14.9 million and $16.1 million, respectively.

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

Our goodwill impairment analysis performed in 2024 and 2023 utilized a qualitative assessment and did not result in any impairment indicators, nor did our analysis reflect our reporting unit at risk. Subsequent to July 1, 2024, no event has occurred indicating that it is more likely than not that our fair value is less than the carrying value of our net assets.

We assess our long-lived assets for impairment whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. An impairment is indicated if the carrying amount of a long-lived asset exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. If an impairment is indicated, we record an impairment loss equal to the difference between the carrying value and the fair value of the long-lived asset. We determined that there were no material asset impairments in 2024, 2023 or 2022.

Securitized Intangible Asset - On November 18, 2022, KGSS-I acquired the Securitized Utility Tariff Property from Kansas Gas Service for $327.4 million. The Securitized Utility Tariff Property is classified as a securitized intangible asset on our consolidated balance sheets. This securitized intangible asset will be amortized over 10 years, the estimated period needed to collect the required amounts from Kansas Gas Service’s customers to service the Securitized Utility Tariff Bonds. The amortization expense related to the securitized intangible asset will be included in depreciation and amortization expense in our consolidated statements of income. For the years ended December 31, 2024 and 2023, we recorded $27.7 million and $30.2 million, respectively, of amortization expense related to the securitized intangible asset. At the end of its life, this securitized intangible asset will have no residual value. See Note 5 for additional information about the Securitized Utility Tariff Bonds.

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

Should recovery cease due to regulatory actions, certain of these assets may no longer meet the criteria for recognition and accordingly, a write-off of regulatory assets and stranded costs may be required. There were no write-offs of regulatory assets resulting from the failure to meet the criteria for capitalization during 2024, 2023 and 2022.

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

A valuation allowance for deferred income tax assets is recognized when it is more likely than not that some or all of the benefit from the deferred income tax asset will not be realized. To assess that likelihood, we use estimates and judgment regarding our future taxable income, as well as the jurisdiction in which such taxable income is generated, to determine whether a valuation allowance is required. Such evidence can include our current financial position, our results of operations, both actual and forecasted, the reversal of deferred income tax liabilities, as well as the current and forecasted business economics of our industry. We had no valuation allowance at December 31, 2024 and 2023.

We utilize a more-likely-than-not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that is taken or expected to be taken in a tax return. We reflect penalties and interest as part of income tax expense as they become applicable for tax provisions that do not meet the more-likely-than-not recognition threshold and measurement attribute. There were no material uncertain tax positions at December 31, 2024 and 2023.

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

In accordance with long-standing regulatory treatment, we collect through rates the estimated costs of removal on certain regulated properties through depreciation expense as a portion of the net salvage value component of our composite deprecation rates, with a corresponding credit to accumulated depreciation and amortization. These removal costs collected through our rates include costs attributable to legal and nonlegal removal obligations. These costs are addressed prospectively in depreciation rates in each general rate order.

For financial reporting purposes, if the removal costs collected have exceeded our removal costs incurred, we estimate a regulatory liability using current rates since the last general rate order in each of our jurisdictions. At December 31, 2024 and 2023, we have recorded a regulatory liability, as our removal costs incurred are less than amounts collected through our depreciation rates in one of our service territories. Significant uncertainty exists regarding the recording of these regulatory liabilities, pending, among other issues, clarification of regulatory intent. We continue to monitor the regulatory requirements, and the regulatory liabilities incurred may be adjusted as more information is obtained. To the extent these estimated liabilities are adjusted, such amounts will be reclassified between accumulated depreciation and amortization and regulatory liabilities on our balance sheet and therefore will not have an impact on earnings.

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

Reclassifications - Reclassifications have been made in the prior-year financial statements to conform to the current-year presentation. We have updated our consolidated balance sheet at December 31, 2023, to disaggregate the following line items from their previous presentation to conform to our current-year presentation: “income tax receivable” from “other current assets” and “pension and other postemployment benefits” from “other assets.” We have also updated our consolidated balance sheet at December 31, 2023, to include “employee benefit obligations” within “other deferred credits.”

Recently Issued Accounting Standards Update - In November 2024, the FASB issued ASU-2024-03, “Disaggregation of Income Statement Expenses (Subtopic 220-40).” The amendments in this standard address requests from investors for more detailed information about the types of expenses commonly presented in income statements and will require a footnote disclosure to disaggregate, in a tabular presentation, each relevant expense category on the face of the income statement that includes any of the following natural expenses: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities or other types of depletion expenses. The amendments in this update are effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. We are currently assessing the timing and impacts of adopting this standard.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which is intended to enhance annual income tax disclosures to address investor requests for more information about the tax risks and opportunities present in an entity’s operations. The amendments in this standard require disclosure of additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate (the rate reconciliation) for federal, state, and foreign income taxes. They also require greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. In addition to new disclosures associated with the rate reconciliation, the amendments in this update require information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. The amendments in this update are effective for annual periods beginning after December 15, 2024. We adopted this guidance for 2024 — earlier than the effective date. Our adoption did not result in a material impact to our consolidated financial statements. See Note 12 for additional information regarding income taxes.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which is intended to improve annual and interim reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this standard enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The amendments in this update are effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024. We adopted this guidance as of the effective date. Our adoption did not result in a material impact to our consolidated financial statements and disclosures.

2.    REVENUE

The following table sets forth our revenues disaggregated by source for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
	(Thousands of dollars)
Natural gas sales to customers	$1,841,400	$2,141,908	$2,410,048
Transportation revenues	137,111	132,945	125,951
Securitization customer charges (Note 17)	44,390	48,677	5,769
Miscellaneous revenues	22,971	22,791	19,850
Total revenues from contracts with customers	2,045,872	2,346,321	2,561,618
Other revenues - natural gas sales related	24,296	12,764	3,403
Other revenues	13,390	12,905	12,984
Total other revenues	37,686	25,669	16,387
Total revenues	$2,083,558	$2,371,990	$2,578,005

Accrued unbilled natural gas sales revenues at December 31, 2024 and December 31, 2023, were $212.0 million and $191.4 million, respectively, and are included in accounts receivable on our consolidated balance sheets.

3.    REGULATORY ASSETS AND LIABILITIES

The tables below present a summary of regulatory assets and liabilities, net of amortization, for the periods indicated:

		December 31, 2024
	Recovery Period	Current	Noncurrent	Total
		(Thousands of dollars)
Winter weather event costs	(a)	$9,051	$15,938	$24,989
Under-recovered purchased-gas costs	1 year	43,819	—	43,819
Pension and postemployment benefit costs, net	See Note 11	1,358	224,837	226,195
Reacquired debt costs	4 years	723	1,989	2,712
MGP remediation costs	15 years	1,000	30,067	31,067
Ad-valorem tax	1 year	14,066	—	14,066
WNA	1 year	26,684	—	26,684
Customer credit deferrals	1 year	255	3,639	3,894
Other, net	1 to 20 years	4,254	1,536	5,790
Total regulatory assets		101,210	278,006	379,216
Income tax rate changes	(a)	—	(467,563)	(467,563)
Over-recovered purchased-gas costs	1 year	(22,525)	—	(22,525)
Total regulatory liabilities		(22,525)	(467,563)	(490,088)
Net regulatory assets and liabilities		$78,685	$(189,557)	$(110,872)
(a) Recovery period varies by jurisdiction. See discussion below for additional information regarding our regulatory assets related to winter weather event costs and regulatory liabilities related to income tax rate changes.

		December 31, 2023
	Recovery Period	Current	Noncurrent	Total
		(Thousands of dollars)
Winter weather event costs	(a)	$22,633	$21,495	$44,128
Under-recovered purchased-gas costs	1 year	10,391	—	10,391
Pension and postemployment benefit costs	See Note 11	6,379	228,092	234,471
Reacquired debt costs	6 years	723	2,712	3,435
MGP remediation costs	15 years	98	31,893	31,991
Ad-valorem tax	1 year	14,533	—	14,533
WNA	1 year	11,404	—	11,404
Customer credit deferrals	1 year	6,184	—	6,184
Other	1 to 18 years	2,963	3,714	6,677
Total regulatory assets		75,308	287,906	363,214
Income tax rate changes	(a)	—	(500,478)	(500,478)
Over-recovered purchased-gas costs	1 year	(66,901)	—	(66,901)
Total regulatory liabilities		(66,901)	(500,478)	(567,379)
Net regulatory assets and liabilities		$8,407	$(212,572)	$(204,165)
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

Differences, if any, between the net periodic benefit cost (credit), net of deferrals, and the amount recovered through rates are reflected in earnings. We historically have recovered defined benefit pension and other postemployment benefit costs through rates. We believe it is probable that regulators will continue to include the net periodic pension and other postemployment benefit costs in our cost of service.

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

Recovery through rates resulted in amortization of regulatory assets, net, of approximately $14.4 million, $14.7 million and $9.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

4.    CREDIT FACILITY AND SHORT-TERM DEBT

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

The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. At December 31, 2024, our total debt-to-capital ratio was 51.8 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement. Excluding the debt of KGSS-I, which is non-recourse to us, our total debt-to-capital ratio was 49.5 percent. We may reduce the unutilized portion of the ONE Gas Credit Agreement in whole or in part without premium or penalty. The ONE Gas Credit Agreement contains customary events of default. Upon the occurrence of certain events of default, our obligations under the ONE Gas Credit Agreement may be accelerated and the commitments may be terminated.

At December 31, 2024, we had $1.35 million in letters of credit issued and no borrowings under the ONE Gas Credit Agreement, with approximately $1.349 billion of remaining credit, which is available to repay our commercial paper borrowings.

In July 2024, we increased the capacity of our commercial paper program to $1.275 billion from $1.2 billion.

In October 2024, we increased the capacity of our commercial paper program to $1.35 billion from $1.275 billion. Under our commercial paper program, we may issue unsecured commercial paper to fund short-term borrowing needs. The maturities of the commercial paper vary but may not exceed 270 days from the date of issue. Commercial paper is generally sold at par less a discount representing an interest factor. At December 31, 2024 and December 31, 2023, we had $914.6 million and $88.5 million of commercial paper outstanding with a weighted-average interest rate of 4.77 percent and 5.60 percent, respectively.

5.    LONG-TERM DEBT

The table below presents a summary of our long-term debt outstanding for the periods indicated:

		December 31,
	Interest Rate	2024	2023
		(Thousands of dollars)
Senior Notes due:
February 2024	3.610%	$—	$300,000
March 2024	1.100%	—	473,000
April 2029	5.100%	550,000	300,000
May 2030	2.000%	300,000	300,000
September 2032	4.250%	300,000	300,000
February 2044	4.658%	600,000	600,000
November 2048	4.500%	400,000	400,000
Total Senior Notes		2,150,000	2,673,000
KGSS-I Securitized Utility Tariff Bonds	5.486%	287,345	315,284
Unamortized discounts, net of premiums, on long-term debt		(3,624)	(7,615)
Debt issuance costs (a)		(20,691)	(21,092)
Other	8.000%	1,226	1,238
Total long-term debt, net		2,414,256	2,960,815
Less: current maturities of KGSS-I securitized utility tariff bonds, net		28,956	27,430
Less: current maturities of other long-term debt, net		14	772,984
Noncurrent portion of long-term debt, net		$2,385,286	$2,160,401
(a) Includes issuance costs and discounts for the KGSS-I Securitized Utility Tariff Bonds of $4.8 million and $5.3 million, at December 31, 2024 and December 31, 2023 respectively.

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

6.    LEASES

We have operating leases for office facilities, gas storage facilities, IT equipment and right-of-way contracts. Our leases have remaining lease terms of less than one year to five years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within specified time frames. We have not entered into any finance leases.
Our right-of-use asset is $17.5 million and $21.0 million as of December 31, 2024 and 2023, respectively, and is reported within other assets in our consolidated balance sheets. Operating lease liabilities are reported within our accounts payable and other liabilities in our consolidated balance sheets. Total operating lease cost including immaterial amounts attributable to short-term operating leases was $7.7 million, $7.7 million, and $7.8 million in 2024, 2023 and 2022, respectively.
In 2024, we reassessed certain operating leases for office facilities and IT equipment which were extended or modified, resulting in an increase of $2.7 million in our right-of-use asset and operating lease liability.

	Year Ended
	December 31,
Other information related to operating leases	2024	2023	2022
	(Millions of dollars)
Weighted-average remaining lease term	4 years	4 years	5 years
Weighted-average discount rate	4.37%	4.28%	4.04%
Supplemental cash flows information
Lease payments	$(7.9)	$(8.3)	$(8.2)
Right-of-use assets obtained in exchange for lease obligations	$2.7	$3.9	$0.3

December 31,
Future minimum lease payments under non-cancellable operating leases	2024
(Millions of dollars)
2025	$5.9
2026	4.3
2027	3.3
2028	3.0
2029	1.5
Thereafter	—
Total future minimum lease payments	$18.0
Imputed interest	(1.4)
Total operating lease liability	$16.6

Consolidated balance sheets as of December 31, 2024
Current operating lease liability	$5.2
Long-term operating lease liability	11.4
Total operating lease liability	$16.6

7.    EQUITY

Preferred Stock - At December 31, 2024, we had 50 million, $0.01 par value, authorized shares of preferred stock available. We have not issued or established any classes or series of shares of preferred stock.

Common Stock - At December 31, 2024, we had approximately 190.1 million shares of authorized common stock available for issuance.

Equity Issuances - On December 27, 2024, we settled under forward contracts 3,160,465 shares (926,465 shares from forwards related to an at-the-market equity distribution agreement and 2,234,000 from forwards related to underwriting agreements) of our common stock for net proceeds of $245.7 million ($75.2 million from forwards related to an at-the market equity distribution agreement and $170.5 million from forwards related to underwriting agreements).

In December 2024, we amended the two forward sale agreements we entered into in September 2023 to extend the maturity date of 223,000 and 180,000 shares of our common stock, to December 31, 2025 from December 31, 2024. The amended forward sale agreements provide for settlement on a date, or dates, to be specified at our discretion but which will occur no later than December 31, 2025.

In February 2023, we entered into an at-the-market equity distribution agreement under which we may issue and sell shares of our common stock with an aggregate offering price up to $300 million. This at-the-market equity program replaced our previous at-the-market equity program, which began in February 2020, and expired in February 2023. Sales of common stock are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. At December 31, 2024, we had $225.5 million of equity available for issuance under the program.

The following table summarizes all of our outstanding forward sale agreements at December 31, 2024:

Maturity	Original Shares	Remaining Shares	Forward Price	Net Proceeds Available
	(Shares)	(Shares)	(Per share)	(Thousands of dollars)
December 31, 2025	1,200,000	223,000	$74.65	$16,647
December 31, 2025	180,000	180,000	74.60	13,428
Total forward sale agreements	1,380,000	403,000	$74.63	$30,075

Dividends Declared - For the years ended December 31, 2024 and 2023, we declared and paid dividends of $2.64 per share ($0.66 per share quarterly) and $2.60 per share ($0.65 per share quarterly), respectively. In January 2025, we declared a dividend of $0.67 per share ($2.68 per share on an annualized basis) for shareholders of record as of February 21, 2025, payable on March 7, 2025.

8.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the balance in accumulated other comprehensive loss for the periods indicated:

Accumulated Other Comprehensive Loss
(Thousands of dollars)
January 1, 2023	$(704)
Pension plan obligation
Other comprehensive income (loss) before reclassification, net of tax of $140	(477)
Amounts reclassified from accumulated other comprehensive loss, net of tax of $—	(1)
Other comprehensive income (loss)	(478)
December 31, 2023	(1,182)
Pension plan obligation
Other comprehensive income (loss) before reclassification, net of tax of $(281)	961
Amounts reclassified from accumulated other comprehensive loss, net of tax of $—	(1)
Available-for-sale securities
Other comprehensive income (loss) before reclassification, net of tax of $(24)	94
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(1)	2
Other comprehensive income (loss)	1,056
December 31, 2024	$(126)

The following table sets forth the effect of reclassifications from accumulated other comprehensive loss in our consolidated statements of income for the periods indicated:

	Year Ended			Affected Line Item in the
Details About Accumulated Other	December 31,			Consolidated Statements
Comprehensive Loss Components	2024	2023	2022	of Income
	(Thousands of dollars)
Pension and other postemployment benefit plan obligations (a)
Amortization of net gain (loss)	$(5,770)	$(1,960)	$(17,010)
Amortization of unrecognized prior service credit (cost)	(372)	(525)	(289)
	(6,142)	(2,485)	(17,299)
Regulatory adjustments (b)	6,143	2,486	17,141
Amounts reclassified from accumulated other comprehensive loss	1	1	(158)	Other income (expense), net
Available-for-sale securities
Amounts reclassified from accumulated other comprehensive loss	(3)	—	—	Other income (expense), net
Total available-for-sale securities	(3)	—	—
Total reclassifications before tax	(2)	1	(158)	Income before income taxes
Tax effect of reclassifications	1	—	36	Income tax expense
Net reclassifications for the period	$(1)	$1	$(122)	Net income
(a) These components of accumulated other comprehensive loss are included in the computation of net periodic benefit credit. See Note 11 for additional detail of our net periodic benefit credit.
(b) Regulatory adjustments represent pension and other postemployment benefit credits or costs expected to be recovered through rates and are deferred as part of our regulatory assets. See Note 3 for additional disclosures of regulatory assets and liabilities.

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

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Year Ended December 31, 2024
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$222,850	56,826	$3.92
Diluted EPS Calculation
Effect of dilutive securities	—	207
Net income available for common stock and common stock equivalents	$222,850	57,033	$3.91

	Year Ended December 31, 2023
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$231,232	55,600	$4.16
Diluted EPS Calculation
Effect of dilutive securities	—	260
Net income available for common stock and common stock equivalents	$231,232	55,860	$4.14

	Year Ended December 31, 2022
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$221,742	54,207	$4.09
Diluted EPS Calculation
Effect of dilutive securities	—	131
Net income available for common stock and common stock equivalents	$221,742	54,338	$4.08

10.    SHARE-BASED PAYMENTS

The ECP provides for the granting of stock-based compensation, including incentive stock options, nonstatutory stock options, stock bonus awards, restricted stock awards, restricted stock unit awards, performance stock awards and performance unit awards to eligible employees and the granting of stock awards to non-employee directors. At December 31, 2024, we have 4.3 million shares of common stock reserved for issuance under the ECP. At December 31, 2024, we had approximately 1.7 million shares available for issuance under the ECP, which reflect shares issued and estimated shares expected to be issued upon vesting of outstanding awards granted under the plan, less forfeitures. The plan allows for the deferral of awards granted in stock or cash, in accordance with the Code section 409A requirements.

Compensation expense for our ECP share-based payment plans was $8.8 million, net of tax benefits of $2.9 million, for 2024, $7.8 million, net of tax benefits of $2.6 million, for 2023, and $6.8 million, net of tax benefits of $2.3 million, for 2022.

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

Restricted Stock Unit Award Activity

Total unrecognized compensation expense related to the nonvested restricted stock unit awards was $4.2 million and $4.0 million as of December 31, 2024 and 2023, respectively, which is expected to be recognized over a weighted-average period of 1.7 years. The following tables set forth activity and various statistics for restricted stock unit awards outstanding under the respective plans for the period indicated:

	Number of Units	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2023	126,948	$77.50
Granted	67,432	60.74
Vested	(41,168)	72.46
Forfeited	(4,175)	71.40
Nonvested at December 31, 2024	149,037	$68.79

	2024	2023	2022
Weighted-average grant date fair value (per share)	$60.74	$81.79	$76.96
Fair value of shares granted (thousands of dollars)	$4,096	$3,995	$4,342

For the years ended December 31, 2024, 2023 and 2022, the fair value of restricted stock vested was $3.2 million, $2.8 million, and $2.9 million, respectively.

Performance Stock Unit Award Activity

Total unrecognized compensation expenses related to the nonvested performance stock unit awards was $10.0 million and $9.7 million as of December 31, 2024 and 2023, respectively, which is expected to be recognized over a weighted-average period of 1.7 years. The following tables set forth activity and various statistics related to our performance stock unit awards and the assumptions used by us in the valuations of the 2024, 2023 and 2022 grants at the grant date:

	Number of Units	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2023	247,326	$95.23
Granted	139,727	67.83
Vested	—	—
Forfeited	(81,568)	82.85
Nonvested at December 31, 2024	305,485	$86.00

	2024	2023	2022
Volatility (a)	26.63%	29.20%	34.00%
Dividend yield	4.35%	3.18%	3.22%
Risk-free interest rate (b)	4.46%	4.37%	1.65%
(a) - Volatility based on historical volatility over three years using daily stock price observations of our peer utilities.
(b) - Using 3-year treasury rate.

	2024	2023	2022
Weighted-average grant date fair value (per share)	$67.83	$105.74	$95.80
Fair value of shares granted (thousands of dollars)	$9,478	$10,095	$8,360

For the year ended December 31, 2024, there was no vested performance stock. For the years ended December 31, 2023 and 2022, the fair value of performance stock vested was $3.7 million and $5.2 million, respectively.

Employee Stock Purchase Plan

We have reserved a total of 1.25 million shares of common stock for issuance under our ESPP. Employees can choose to have up to 10 percent of their annual base pay withheld to purchase our common stock, subject to terms and limitations of the plan. The purchase price of the stock is 85 percent of the lower of the average market price of our common stock on the grant date or exercise date. Approximately 44 percent, 45 percent and 42 percent of employees participated in the plan in 2024, 2023 and 2022, respectively. For the years ended December 31, 2024, 2023 and 2022, employees purchased 122,906, 108,875, and 86,657 shares, respectively, at an average price of $53.98, $58.98 and $65.21, respectively.

Compensation expense related to our ESPP, before taxes, was $1.5 million, $1.2 million and $1.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

11.    EMPLOYEE BENEFIT PLANS

Defined Benefit Pension and Other Postemployment Benefit Plans

Defined Benefit Pension Plans - We have a defined benefit pension plan and a supplemental executive retirement plan for certain eligible employees, both of which are closed to new participants. Certain employees of the Texas Gas Service division are entitled to benefits under a frozen cash-balance pension plan. We fund our defined benefit pension costs at a level needed to maintain or exceed the minimum funding levels required by the Employee Retirement Income Security Act of 1974, as amended, and the Pension Protection Act of 2006.

Other Postemployment Benefit Plans - We sponsor health and welfare plans that provide postemployment medical and life insurance benefits to certain eligible employees who retire with at least five years of service. The postemployment medical plan is contributory based on hire date, age and years of service, with retiree contributions adjusted periodically, and contains other cost-sharing features such as deductibles and coinsurance.

Actuarial Assumptions - The following table sets forth the weighted-average assumptions used to determine benefit obligations for pension and postemployment benefits for the periods indicated:

	December 31,
	2024	2023
Discount rate - pension plans	5.70%	5.30%
Discount rate - other postemployment plans	5.75%	5.40%
Compensation increase rate	3.50% - 4.30%	3.50% - 4.30%

The following table sets forth the weighted-average assumptions used by us to determine the periodic benefit costs for pension and postemployment benefits for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
Discount rate - pension plans	5.30%	5.60%	3.05%/4.55% (a)
Discount rate - other postemployment plans	5.40%	5.70%	3.00%
Expected long-term return on plan assets - pension plans	6.70%	6.75%	6.40%
Expected long-term return on plan assets - other postemployment plans	5.20%	5.55%	5.85%
Compensation increase rate	3.50% - 4.30%	3.60% - 5.00%	3.10% - 5.00%
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

Regulatory Treatment - The OCC, KCC and regulatory authorities in Texas have approved the recovery of pension and other postemployment benefits costs through rates for Oklahoma Natural Gas, Kansas Gas Service and Texas Gas Service, respectively. The costs recovered through rates are based on current funding requirements and the net periodic benefit cost for defined benefit pension and other postemployment costs. Differences, if any, between the net periodic benefit cost (credit), net of deferrals, and the amount recovered through rates are reflected in earnings.

We historically have recovered defined benefit pension and other postemployment benefit costs (credit) through rates. We believe it is probable that regulators will continue to include the net periodic pension and other postemployment benefit costs (credit) in our cost of service.

We capitalize all eligible service cost and non-service credit components pursuant to the accounting requirements of ASC Topic 980 (Regulated Operations) for rate-regulated entities, as these components are authorized by our regulators to be included in capitalized costs. Noncurrent regulatory liabilities in our consolidated balance sheets reflect the capitalized non-service credit components of $6.7 million and $2.2 million as of December 31, 2024 and 2023, respectively. See Note 3 for additional information.

Obligations and Funded Status - The following table sets forth our defined benefit pension and other postemployment benefit plans, benefit obligations and fair value of plan assets for the periods indicated:

	Pension Benefits		Other Postemployment Benefits
	December 31,		December 31,
	2024	2023	2024	2023
Changes in Benefit Obligation	(Thousands of dollars)
Benefit obligation, beginning of period	$803,605	$784,633	$158,535	$168,342
Service cost	6,204	7,242	610	730
Interest cost	41,123	42,428	8,179	9,154
Plan participants’ contributions	—	—	2,631	2,823
Actuarial loss (gain)	(27,026)	23,015	(3,267)	(5,551)
Benefits paid	(54,099)	(53,713)	(15,704)	(16,963)
Settlements	(38,690)	—	—	—
Benefit obligation, end of period	$731,117	$803,605	$150,984	$158,535

Change in Plan Assets
Fair value of plan assets, beginning of period	$795,381	$768,961	$181,608	$181,877
Actual return on plan assets	22,322	78,827	8,404	11,325
Employer contributions	1,559	1,306	—	2,546
Plan participants’ contributions	—	—	2,631	2,823
Benefits paid	(54,099)	(53,713)	(13,154)	(16,963)
Settlements	(39,762)	—	—	—
Fair value of assets, end of period	725,401	795,381	179,489	181,608
Benefit asset (obligation), net	$(5,716)	$(8,224)	$28,505	$23,073

Pension and other postemployment benefits	$14,377	$13,409	$28,505	$23,073
Current liabilities	(1,409)	(1,368)	—	—
Noncurrent liabilities	(18,684)	(20,265)	—	—
Benefit asset (obligation), net	$(5,716)	$(8,224)	$28,505	$23,073

The accumulated benefit obligation for our defined benefit pension plans was $703.4 million and $772.1 million at December 31, 2024 and 2023, respectively.

For the years ended December 31, 2024 and 2023, the pension benefit obligations experienced actuarial gains and losses of $27.0 million and $23.0 million, respectively, primarily due to the impact of increases in the discount rates used to calculate the benefit obligations.

In 2025, our contributions are expected to be $9.8 million to our defined benefit pension plans, and no contributions are expected to be made to our other postemployment benefit plans. In October 2024, we purchased group annuity contracts and transferred approximately $39 million of the assets and liabilities related to certain participants in our deferred benefit pension plan to a third-party insurance company.

The following tables set forth the components of net periodic benefit cost for our pension and other postemployment benefit plans for the periods indicated:

	Pension Benefits
	Year Ended December 31,
	2024	2023	2022
	(Thousands of dollars)
Components of net periodic benefit cost (credit)
Service cost	$6,204	$7,242	$10,369
Interest cost (a)	41,123	42,428	36,150
Expected return on assets (a)	(59,027)	(59,518)	(58,528)
Amortization of unrecognized prior service cost (a)	372	372	248
Amortization of net loss (a)	5,786	2,008	16,793
Net periodic benefit cost (credit)	$(5,542)	$(7,468)	$5,032
(a) These amounts, net of any amounts capitalized as a regulatory asset, have been recognized as other (income) expense, net in the consolidated statement of income. See Note 13 for additional detail.

	Other Postemployment Benefits
	Year Ended December 31,
	2024	2023	2022
	(Thousands of dollars)
Components of net periodic benefit cost (credit)
Service cost	$610	$730	$1,274
Interest cost (a)	8,179	9,154	6,448
Expected return on assets (a)	(9,134)	(9,728)	(13,181)
Amortization of unrecognized prior service cost (credit) (a)	—	153	41
Amortization of net loss (gain) (a)	(16)	(48)	217
Net periodic benefit cost (credit)	$(361)	$261	$(5,201)
(a) These amounts, net of any amounts capitalized as a regulatory asset, have been recognized as other (income) expense, net in the consolidated statement of income. See Note 13 for additional detail.

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

Other Comprehensive Income (Loss) - The following table sets forth the amounts recognized in other comprehensive income (loss), net of regulatory deferrals, related to our defined benefit pension benefits for the period indicated:

	Pension Benefits
	Year Ended December 31,
	2024	2023	2022
	(Thousands of dollars)
Net gain (loss) arising during the period	$1,242	$(619)	$7,369
Amortization of net loss (gain)	(1)	1	159
Deferred income taxes	(281)	140	(1,705)
Total recognized in other comprehensive income (loss)	$960	$(478)	$5,823

Due to our regulatory deferrals, there were no amounts recognized in other comprehensive income (loss) related to our other postemployment benefits for the periods presented.

The tables below set forth the amounts in accumulated other comprehensive loss that had not yet been recognized as components of net periodic benefit credit for the periods indicated:

	Pension Benefits
	December 31,
	2024	2023
	(Thousands of dollars)
Prior service cost	$(1,720)	$(2,091)
Accumulated loss	(251,952)	(246,988)
Accumulated other comprehensive loss before regulatory asset	(253,672)	(249,079)
Regulatory asset for regulated entities	253,517	247,684
Accumulated other comprehensive loss after regulatory asset	(155)	(1,395)
Deferred income taxes	(67)	213
Accumulated other comprehensive loss, net of tax	$(222)	$(1,182)

	Other Postemployment Benefits
	December 31,
	2024	2023
	(Thousands of dollars)
Prior service cost	$—	$—
Accumulated gain (loss)	1,065	(1,457)
Accumulated other comprehensive loss before regulatory asset	1,065	(1,457)
Regulatory asset for regulated entities	(1,065)	1,457
Accumulated other comprehensive loss after regulatory asset	$—	$—

Health Care Cost Trend Rates - The following table sets forth the assumed health care cost-trend rates for the periods indicated:

	2024	2023
Health care cost-trend rate assumed for next year	7.00%	6.00%
Rate to which the cost-trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2035	2030

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

Investment-grade bonds	70.0%
U.S. large-cap equities	13.0%
Alternative investments	7.0%
Developed foreign equities	5.0%
Mid-cap equities	3.0%
Emerging markets equities	1.0%
Small-cap equities	1.0%
Total	100.0%

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

The following tables set forth our pension and other postemployment benefits plan assets by fair value category as of the measurement date:

	Pension Benefits
	December 31, 2024
Asset Category	Level 1	Level 2	Level 3	Total
	(Thousands of dollars)
Investments:
Equity securities (a)	$81,459	$—	$—	$81,459
Government obligations	—	213,572	—	213,572
Corporate obligations (b)	—	328,915	—	328,915
Cash and money market funds (c)	5,871	24,737	—	30,608
Insurance contracts and group annuity contracts	—	—	11,177	11,177
Other investments (d)	—	—	59,670	59,670
Total assets	$87,330	$567,224	$70,847	$725,401
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
(d) - This category represents alternative investments such as hedge funds and other financial instruments.

	Other Postemployment Benefits
	December 31, 2024
Asset Category	Level 1	Level 2	Level 3	Total
	(Thousands of dollars)
Investments:
Equity securities (a)	$7,226	$—	$—	$7,226
Government obligations	—	41,982	—	41,982
Corporate obligations (b)	—	36,411	—	36,411
Cash and money market funds (c)	806	12,167	—	12,973
Insurance contracts and group annuity contracts (d)	—	80,897	—	80,897
Total assets	$8,032	$171,457	$—	$179,489
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

Certain investments that are categorized as money market funds in Level 2 and other investments in Level 3 represent alternative investments such as hedge funds and other financial instruments measured using the net asset value per share (or its equivalent) practical expedient.

The following tables set forth additional information regarding commitments and redemption limitations of these other investments at the periods indicated:

	December 31, 2024
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
	(in thousands)			(in days)
Grosvenor Registered Multi Limited Partnership	$29,642	$—	quarterly	65
K2 Institutional Investors II Limited Partnership	$30,028	$—	quarterly	91

	December 31, 2023
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
	(in thousands)			(in days)
Grosvenor Registered Multi Limited Partnership	$40,872	$—	quarterly	65
K2 Institutional Investors II Limited Partnership	$48,254	$—	quarterly	91

The following table sets forth the reconciliation of Level 3 fair value measurements of our pension plans for the periods indicated:

	Pension Benefits
	Insurance Contracts	Other Investments	Total
	(Thousands of dollars)
January 1, 2023	$14,480	$87,031	$101,511
Unrealized gains	—	2,095	2,095
Unrealized losses	(618)	—	(618)
Purchases	1,562	—	1,562
Settlements	(3,074)	—	(3,074)
December 31, 2023	$12,350	$89,126	$101,476
Unrealized gains	445	—	445
Unrealized losses	—	(2,984)	(2,984)
Expense	(167)	—	(167)
Purchases	—	1,408	1,408
Sales	—	(27,880)	(27,880)
Benefits paid	(1,451)	—	(1,451)
December 31, 2024	$11,177	$59,670	$70,847

Pension and Other Postemployment Benefit Payments - Benefit payments for our defined benefit pension and other postemployment benefit plans for the year ended December 31, 2024 were $54.1 million and $15.7 million, respectively. The following table sets forth the pension benefits and other postemployment benefits payments expected to be paid in 2025-2034:

	Pension Benefits	Other Postemployment Benefits
Benefits to be paid in:	(Thousands of dollars)
2025	$52,832	$14,127
2026	53,298	13,734
2027	53,470	13,431
2028	54,189	13,069
2029	54,094	12,745
2030 through 2034	271,532	58,985

The expected benefits to be paid are based on the same assumptions used to measure our benefit obligations at December 31, 2024, and include estimated future employee service.

Other Employee Benefit Plans

401(k) Plan - We have a 401(k) plan which covers all eligible employees. Employee contributions are discretionary and we match 100 percent of each participant’s eligible contribution up to 6 percent of eligible compensation, subject to certain limits. Our contributions to the plan were $17.7 million, $16.7 million and $15.3 million in 2024, 2023 and 2022, respectively.

We plan to make a discretionary profit-sharing contribution to the 401(k) Plan each quarter equal to 1 percent of each participant’s eligible compensation during the quarter. Additional discretionary profit-sharing contributions may be made after the end of each year. Our profit-sharing contributions made to the plan were $10.9 million, $12.6 million and $10.9 million in 2024, 2023 and 2022, respectively.

Nonqualified Deferred Compensation Plan - We have a nonqualified deferred compensation plan with obligations of $18.9 million and $16.0 million at December 31, 2024 and 2023, respectively, which are reported within other deferred credits in our consolidated balance sheets. These obligations represent the amount owed to plan participants and are treated as if invested in specified investment options. A significant portion of the obligation is indirectly funded with key-person corporate-owned life insurance policies to offset costs associated with our nonqualified deferred compensation plan and the supplemental executive retirement plan. These corporate-owned life insurance policies are measured at cash surrender value of $41.5 million and $37.9 million at December 31, 2024 and 2023, respectively, and are reported within other assets in our consolidated balance sheets.

Gains (losses) on the corporate-owned life insurance policies are recognized in other income (expense), net within our consolidated statements of income; see Note 13 for additional detail of our other income (expense), net. Deferred compensation expense (income) associated with the nonqualified deferred compensation plan is recognized in operations and maintenance expense within our consolidated statements of income and was $2.4 million, $2.3 million, and $(2.3) million for the years ended December 31, 2024, 2023 and 2022, respectively.

12.    INCOME TAXES

The following table sets forth our provision for income taxes for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
	(Thousands of dollars)
Current income tax provision (benefit)
Federal	$(68,660)	$16,551	$61,745
State	(1,476)	(829)	6,815
Total current income tax provision (benefit)	(70,136)	15,722	68,560
Deferred income tax provision (benefit)
Federal	110,717	21,905	(22,234)
State	(4,195)	2,868	200
Total deferred income tax provision (benefit)	106,522	24,773	(22,034)
Total provision for income taxes	$36,386	$40,495	$46,526

The following table is a reconciliation of our income tax provision for the periods indicated:

	Year Ended December 31,
	2024		2023		2022
	(Thousands of dollars, except percentages)
Income before income taxes	$259,236		$271,727		$268,268
Federal statutory income tax rate	21%		21%		21%
Provision for federal income taxes	54,439	21%	57,063	21%	56,335	21%
State income taxes, net of federal tax benefit	4,333	2%	3,834	1%	7,016	3%
Tax effect of permanent differences	2,018	1%	1,860	1%	1,369	1%
Tax effect of state income tax deduction	(209)	—%	(443)	—%	(1,254)	—%
Amortization of excess deferred federal income taxes	(15,680)	(6)%	(20,565)	(8)%	(17,986)	(7)%
Amortization of excess deferred state income taxes	(10,004)	(4)%	(1,795)	(1)%	—	—%
Tax (expense) benefit for employee share-based compensation	1,063	—%	418	—%	350	—%
Other, net	426	—%	123	—%	696	—%
Total provision for income taxes and effective income tax rate	$36,386	14%	$40,495	14%	$46,526	18%

As of December 31, 2024, we have no uncertain tax positions. Changes in tax laws or tax rates are recognized in the financial reporting period that includes the enactment date. Oklahoma accounts for over 50 percent of state income taxes, net of federal tax benefits, and effect of state income taxes. In 2024, the IRS issued Revenue Procedure 2024-15, which allows for the deferral of income taxes on securitization bond proceeds received from a qualifying state financing entity. In 2022, Oklahoma Natural Gas received $1.3 billion in securitization bond proceeds and reported this amount as income on its federal income tax return for that year. Following the new revenue procedure, we amended our 2022 federal tax return to request a refund of $55.5 million, pending review and approval by the IRS. Additionally, we plan to file an amended Oklahoma corporate income tax return in the first quarter of 2025 to request a state refund of $1.5 million.

Income tax expense reflects credits for the amortization of the regulatory liability associated with EDIT, embedded in base rates, of $25.7 million and $22.4 million for the years ending December 31, 2024, and 2023, respectively.

The following table sets forth the tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities for the periods indicated:

	December 31,
	2024	2023
	(Thousands of dollars)
Deferred tax assets
Employee benefits and other accrued liabilities	$—	$—
Regulatory adjustments for enacted tax rate changes	100,718	107,948
Net operating loss	405,316	93,255
Lease obligation basis	3,669	4,500
Purchased-gas cost adjustment	—	5,232
Other	—	—
Total deferred tax assets	509,703	210,935
Deferred tax liabilities
Excess of tax over book depreciation	930,680	822,619
Winter weather event costs	381,818	56,914
Purchased-gas cost adjustment	8,654	—
Other regulatory assets and liabilities, net	73,904	70,384
Employee benefits and other accrued liabilities	934	205
Right-of-use asset basis	3,866	4,662
Other	1,585	8,219
Total deferred tax liabilities	1,401,441	963,003
Net deferred tax liabilities	$891,738	$752,068

At December 31, 2024 we had $378.9 million (tax effected) of federal net operating loss carryforwards and $26.4 million (tax effected) of state net operating loss carryforwards available to offset future taxable income.

We have filed our consolidated federal and state income tax returns for years 2021, 2022 and 2023. We are no longer subject to income tax examination for years prior to 2020.

13.    OTHER INCOME AND OTHER EXPENSE

The following table sets forth the components of other income and other expense for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
	(Thousands of dollars)
Net periodic benefit credit other than service cost	$3,600	$4,017	$3,766
Gain (loss) on investments associated with nonqualified deferred compensation plans	3,653	4,826	(7,197)
Other income (expense), net	174	633	(752)
Total other income, net	$7,427	$9,476	$(4,183)

14.    PROPERTY, PLANT AND EQUIPMENT

The following table sets forth our property, plant and equipment by property type, for the periods indicated:

	December 31,
	2024	2023
	(Thousands of dollars)
Natural gas distribution pipelines and related equipment	$7,278,542	$6,716,074
Natural gas transmission pipelines and related equipment	736,229	713,505
General plant and other	942,677	907,946
Construction work in process	166,686	131,442
Property, plant and equipment	9,124,134	8,468,967
Accumulated depreciation and amortization	(2,478,261)	(2,333,755)
Net property, plant and equipment	$6,645,873	$6,135,212

We compute depreciation expense by applying composite, straight-line rates of approximately 2.7 percent to 3.2 percent as approved by various regulatory authorities.

We recorded capitalized interest of $8.2 million, $5.7 million and $4.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. We incurred liabilities for construction work in process and asset removal costs that had not been paid at December 31, 2024, 2023 and 2022 of $33.7 million, $36.2 million and $28.6 million, respectively. Such amounts are not included in capital expenditures or in the change of working capital items on our consolidated statements of cash flows.

15.    COMMITMENTS AND CONTINGENCIES

Leases - See Note 6 of the Notes to Consolidated Financial Statements in this Annual Report for discussion of operating leases.

Environmental Matters - We are subject to multiple laws and regulations regarding protection of the environment and natural and cultural resources, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, plant and wildlife protection, hazardous materials use, storage and transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits or the discovery of presently unknown environmental conditions may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the CAA and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during 2024, 2023 and 2022.

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

We have an AAO that allows Kansas Gas Service to defer and seek recovery of costs necessary for investigation and remediation at, and nearby, these 12 former MGP sites that are incurred after January 1, 2017, up to a cap of $15.0 million, net of any related insurance recoveries. Costs approved for recovery in a future rate proceeding would then be amortized over a 15-year period. The unamortized amounts will not be included in rate base or accumulate carrying charges. Following a determination that future investigation and remediation work approved by the KDHE exceeds $15.0 million, net of any related insurance recoveries, Kansas Gas Service is required to file an application with the KCC for approval to increase the $15.0 million cap. During 2024, we received $1.7 million in insurance proceeds for remediation costs related to these sites. At December 31, 2024 and December 31, 2023, we have deferred $31.1 million and $32.0 million, respectively, for accrued investigation and remediation costs pursuant to our AAO. On January 3, 2025, Kansas Gas Service requested to increase the cap on the AAO from $15.0 million to $32 million. The original $15.0 million cap approved in 2017 was the result of a unanimous settlement agreement and contained additional reporting requirements and obligations. Kansas Gas Service's request to increase the cap leaves all these additional provisions in place.

We also own or retain legal responsibility for certain environmental conditions at a former MGP site in Texas. At the request of the TCEQ, we began investigating the level and extent of contamination associated with the site under their Texas Risk Reduction Program. A preliminary site investigation revealed that this site contains contaminants generally associated with MGP sites and is subject to control or remediation under various environmental laws and regulations. At December 31, 2024, estimated costs associated with expected remediation activities for this site are not material.

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the years ended December 31, 2024, 2023 and 2022. The reserve for remediation of our MGP sites was $14.3 million in December 31, 2024 and December 31, 2023.

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

Swaps - At December 31, 2024, we held over-the-counter natural gas fixed-price swaps for the heating season ending March 2025 with a total notional amount of 6.20 Bcf. At December 31, 2023, we held over-the counter natural gas fixed-prices swaps for the heating season ending March 2024 with a total notional amount of 5.1 Bcf.

Options - At December 31, 2024, we held purchased natural gas call options for the heating season ending March 2025 with the total notional amount of 0.60 Bcf, for which we premiums paid of $0.6 million. At December 31, 2023, we held purchased natural gas call options for the heating season ended March 2024 with total notional amount of 0.5 Bcf, for which we paid premiums of $0.5 million.

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

The following tables summarize, by level within the fair value hierarchy, our derivative and other assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2024 and 2023:

	December 31, 2024
	Level 1	Level 2	Netting (c)	Total
	(Thousands of dollars)
Assets:
Derivative instruments - swaps (a)	$—	$25	$(25)	$—
United States treasury notes (b)	8,721	—	—	8,721
Corporate bonds (b)	—	13,171	—	13,171
Total assets	$8,721	$13,196	$(25)	$21,892
Liabilities:
Derivative instruments - swaps (a)	$—	$3,238	$(25)	$3,213
(a) The fair value is included in other current assets and other current liabilities in our consolidated balance sheets.
(b) The fair value is included in other current and noncurrent assets in our consolidated balance sheets.
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
(b) The fair value is included in other current and noncurrent assets in our consolidated balance sheets.

The estimated fair value of our long-term debt, including current maturities, was $2.2 billion and $2.8 billion at December 31, 2024 and December 31, 2023, respectively. The estimated fair value of our long-term debt was determined using quoted market prices, and is classified as Level 2.

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

The following table summarizes the impact of KGSS-I on our consolidated balance sheets:

	December 31,
	2024	2023
	(Thousands of dollars)
Restricted cash and cash equivalents	$20,542	$20,552
Accounts receivable	4,659	5,133
Securitized intangible asset, net	265,951	293,619
Total assets	$291,152	$319,304
Current maturities of securitized utility tariff bonds	28,956	27,430
Accounts payable	319	393
Accrued interest	6,568	7,207
Securitized utility tariff bonds, excluding current maturities, net of discounts and issuance costs $4.8 million and $5.3 million, as of December 31, 2024 and December 31, 2023, respectively	253,568	282,506
Equity	1,741	1,768
Total liabilities and equity	$291,152	$319,304

The following table summarizes the impact of KGSS-I on our consolidated statements of income:

	Year Ended December 31,
	2024	2023	2022
	(Thousands of dollars)
Operating revenues	$44,390	$48,677	$5,769
Operating expense	(443)	(440)	(52)
Amortization expense	(27,668)	(30,219)	(3,521)
Interest income	671	696	6
Interest expense	(16,806)	(18,552)	(2,202)
Income before income taxes	$144	$162	$—
Income Taxes	(26)	26	—
Net Income	$118	$188	$—

The following table summarizes the amortization expense related to the securitized intangible asset expected to be recognized in our consolidated statements of income:

For the year ending:	(Thousands of dollars)
2025	$29,102
2026	30,736
2027	32,462
2028	34,283
2029	36,206
Thereafter	103,162

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein (Item 8).

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Registrant

Information concerning our directors is set forth in our 2025 definitive Proxy Statement and is incorporated herein by this reference.

Executive Officers of the Registrant

Information concerning our executive officers is included in Part I, Item 1, Business, of this Annual Report.

Compliance with Section 16(a) of the Exchange Act

Information on compliance with Section 16(a) of the Exchange Act is set forth in our 2025 definitive Proxy Statement and is incorporated herein by this reference.

Code of Ethics

Information concerning the code of ethics, or code of business conduct, is set forth in our 2025 definitive Proxy Statement and is incorporated herein by this reference.

Nominating Procedures

Information concerning the nominating procedures is set forth in our 2025 definitive Proxy Statement and is incorporated herein by this reference.

The Audit Committee

Information concerning the Audit Committee is set forth in our 2025 definitive Proxy Statement and is incorporated herein by this reference.

The Audit Committee Financial Experts

Information concerning the Audit Committee Financial Experts is set forth in our 2025 definitive Proxy Statement and is incorporated herein by this reference.

The Executive Compensation Committee

Information concerning the Executive Compensation Committee is set forth in our 2025 definitive Proxy Statement and is incorporated herein by this reference.

The Corporate Governance Committee

Information concerning the Corporate Governance Committee is set forth in our 2025 definitive Proxy Statement and is incorporated herein by this reference.

Committee Charters

The full text of our Audit Committee charter, Executive Compensation Committee charter and Corporate Governance Committee charter are published on and may be printed from our website at www.onegas.com and are also available from our corporate secretary upon request.

Insider Trading Policies

Information concerning Insider Trading Policies is set forth in our 2025 definitive Proxy Statement and is incorporated herein by this reference. A copy of the Company's Insider Trading Policy is filed as Exhibit 19.1 to this Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

Information on executive compensation is set forth in our 2025 definitive Proxy Statement and is incorporated herein by this reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

Information concerning the ownership of certain beneficial owners is set forth in our 2025 definitive Proxy Statement and is incorporated herein by this reference.

Security Ownership of Management

Information on security ownership of directors and officers is set forth in our 2025 definitive Proxy Statement and is incorporated herein by this reference.

Equity Compensation Plan Information

Information on equity compensation plans is set forth in our 2025 definitive Proxy Statement and is incorporated herein by this reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information on certain relationships and related transactions and director independence is set forth in our 2025 definitive Proxy Statement and is incorporated herein by this reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information on the principal accountant’s fees and services is set forth in our 2025 definitive Proxy Statement and is incorporated herein by this reference.

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

4.3
Supplemental Indenture No. 1, dated January 27, 2014, between ONE Gas, Inc. and U.S. Bank National Association, as trustee, with respect to the 3.610% Senior Notes due 2024 and the 4.685% Senior Notes due 2044-(incorporated by reference to Exhibit 10.2 to ONE Gas, Inc.’s Current Report on Form 8-K filed on January 30, 2014 (File No. 1-36108)).

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

4.13
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

10.8*	Form of 2024 Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.8 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 22, 2024 (File No. 1-36108)).

10.9*	Form of 2024 Performance Unit Award Agreement (incorporated by reference to Exhibit 10.9 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 22, 2024 (File No. 1-36108)).

10.10*	Form of 2023 Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.10 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 23, 2023 (File No. 1-36108)).

10.11*	Form of 2023 Performance Unit Award Agreement (incorporated by reference to Exhibit 10.11 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 23, 2023 (File No. 1-36108)).

10.12*
ONE Gas, Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.16 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 20, 2020 (File No. 1-36108)).

10.13	Form of Commercial Paper Dealer Agreement (incorporated by reference to Exhibit 10.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on September 10, 2014 (File No. 1-36108)).

10.14*	Form of 2025 Restricted Unit Award Agreement.

10.15*	Form of 2025 Performance Unit Award Agreement.

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

10.27*
Form of 2021 Restricted Unit Award Agreement dated June 28, 2021 (incorporated by reference to Exhibit 10.30 to ONE Gas, Inc’s Annual Report on Form 10-K filed on February 24, 2022 (File No. 1-36108)).

10.28*
Form of 2021 Performance Unit Award Agreement dated June 28, 2021 (incorporated by reference to Exhibit 10.31 to ONE Gas, Inc’s Annual Report on Form 10-K filed on February 24, 2022 (File No. 1-36108)).

10.29*
Form of 2021 Restricted Unit Award Agreement dated September 1, 2021 (incorporated by reference to Exhibit 10.32 to ONE Gas, Inc’s Annual Report on Form 10-K filed on February 24, 2022 (File No. 1-36108)).

10.30*
Form of 2021 Performance Unit Award Agreement dated September 1, 2021 (incorporated by reference to Exhibit 10.33 to ONE Gas, Inc’s Annual Report on Form 10-K filed on February 24, 2022 (File No. 1-36108)).

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

10.33
Second Amended and Restated Credit Agreement, dated as of March 16, 2021, among ONE Gas, Inc., the lenders from time to time party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on March 16, 2021 (File No. 1-36108)).

10.34*
ONE Gas, Inc. Nonqualified Deferred Compensation Plan, as amended and restated effective January 1, 2022 (incorporated by reference to Exhibit 10.1 to ONE Gas, Inc.’s Quarterly Report on Form 10-Q filed on November 2, 2021 (File No. 1-36108)).

10.35*
ONE Gas, Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Appendix A to ONE Gas, Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 7, 2021 (File No. 1-36108)).

10.36
First Amendment to Second Amended and Restated Credit Agreement, dated as of March 16, 2022, among ONE Gas, Inc., Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on March 17, 2022 (File No. 1-36108)).

10.37
Securitization Property Purchase and Sale Agreement dated as of August 25, 2022 by and between the Oklahoma Development Finance Authority, as Issuer, and Oklahoma Natural Gas Company, a division of ONE Gas, Inc., as Seller (incorporated by reference to Exhibit 10.1 of ONE Gas, Inc.’s Current Report on Form 8-K filed on August 26, 2022 (File No. 1-36108)).

10.38
ONE Gas, Inc. Deferred Compensation Plan for Non-Employee Directors, amended and restated effective July 18, 2022 (incorporated by reference to Exhibit 10.3 of ONE Gas, Inc.’s Quarterly Report on Form 10-Q filed on November 1, 2022 (File No. 1-36108)).

10.39
Securitized Utility Tariff Property Servicing Agreement between Kansas Gas Service Securitization I, L.L.C. and Kansas Gas Service, a Division of ONE Gas, Inc., as Servicer, dated as of November 18, 2022 (incorporated by reference to Exhibit 10.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on November 18, 2022 (File No. 1-36108)).

10.40
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

10.43
Amendment dated as of December 27, 2024, to Confirmation of Forward Sale Transaction, dated as of September 11, 2023, between ONE Gas, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on December 27, 2024 (File No. 1-36108)).

10.44
Amendment dated as of December 27, 2024, to Confirmation of Forward Sale Transaction, dated as of September 15, 2023, between ONE Gas, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to ONE Gas, Inc.’s Current Report on Form 8-K filed on December 27, 2024 (File No. 1-36108)).

10.45
Lender Joinder and Commitment Agreement, dated as of June 27, 2024, among ONE Gas, Inc., Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Regions Bank, as lender and the letter of credit issuers parties thereto (incorporated by reference to Exhibit 10.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on June 28, 2024 (File No. 1-36108)).

10.46
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

19.1	ONE Gas, Inc. Securities/Insider Trading Policy

21.1	Subsidiaries of ONE Gas, Inc.

23.1	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP.

31.1	Certification of Robert S. McAnnally pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Christopher P. Sighinolfi pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert S. McAnnally pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Christopher P. Sighinolfi pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

97.1	ONE Gas, Inc. Supplemental Clawback Policy (incorporated by reference to Exhibit 97.1 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 22, 2024 (File No. 1-36108)).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101. PRE	XBRL Presentation Linkbase Document.

101.DEF	XBRL Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).
* Management contract or compensatory plan or arrangement

Attached as Exhibit 101 to this Annual Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022; (iv) Consolidated Balance Sheets as of December 31, 2024 and 2023; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022; (vi) Consolidated Statements of Equity for the years ended December 31, 2024, 2023 and 2022; and (vii) Notes to Consolidated Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Annual Report.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 20, 2025		ONE Gas, Inc.
Registrant

	By:	/s/ Christopher P. Sighinolfi
Christopher P. Sighinolfi
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 20th day of February 2025.

/s/ John W. Gibson	/s/ Robert S. McAnnally
John W. Gibson	Robert S. McAnnally
Chairman of the Board	President, Chief Executive Officer
and Director

/s/ Christopher P. Sighinolfi	/s/ Brian F. Brumfield
Christopher P. Sighinolfi	Brian F. Brumfield
Senior Vice President and	Vice President, Chief Accounting Officer
Chief Financial Officer	and Controller
(Principal Accounting Officer)

/s/ Tracy E. Hart	/s/ Deborah A.P. Hersman
Tracy E. Hart	Deborah A.P. Hersman
Director	Director

/s/ Michael G. Hutchinson	/s/ Sanjay D. Meshri
Michael G. Hutchinson	Sanjay D. Meshri
Director	Director

/s/ Pattye L. Moore	/s/ Eduardo A. Rodriguez
Pattye L. Moore	Eduardo A. Rodriguez
Director	Director

/s/ Yves C. Siegel
Yves C. Siegel
Director