Form 10-Q
period 2025-03-31
ONE Gas, Inc.
filed 2025-05-06
CIK 1587732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025.
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

On April 28, 2025, the Company had 59,930,528 shares of common stock outstanding.

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

GLOSSARY - The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

AAO	Accounting Authority Order
ADIT	Accumulated deferred income taxes
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2024
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bcf	Billion cubic feet
CAA	Federal Clean Air Act, as amended
EDIT	Excess deferred income taxes resulting from a change in enacted tax rates
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States of America
GRIP	Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
HDD	Heating degree day is a measure designed to reflect the demand for energy needed for heating based on the extent to which the daily average temperature falls below a reference temperature for which no heating is required, usually 65 degrees Fahrenheit
IT	Information Technology
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
KGSS-I	Kansas Gas Service Securitization I, L.L.C.
MGP	Manufactured gas plant
MMcf	Million cubic feet
Moody’s	Moody’s Investors Service, Inc.
NYSE	New York Stock Exchange
OCC	Oklahoma Corporation Commission
ONE Gas	ONE Gas, Inc.
ONE Gas Credit Agreement	ONE Gas’ $1.35 billion revolving credit agreement, as amended
PBRC	Performance-Based Rate Change
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
PIPES Act	Protecting Our Infrastructure of Pipelines and Enhancing Safety (PIPES) Act of 2020
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
S&P	Standard & Poor’s Ratings Services
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Securitized Utility Tariff Bonds	Series 2022-A Senior Secured Securitized Utility Tariff Bonds, Tranche A
Senior Notes	ONE Gas’ registered unsecured notes consisting of $550 million of 5.10 percent senior notes due April 2029, $300 million of 2.00 percent senior notes due May 2030, $300 million of 4.25 percent senior notes due September 2032, $600 million of 4.658 percent senior notes due February 2044 and $400 million of 4.50 percent senior notes due November 2048
TCEQ	Texas Commission on Environmental Quality
WNA	Weather normalization adjustment(s)
XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF INCOME	Three Months Ended
	March 31,
(Unaudited)	2025	2024
	(Thousands of dollars, except per share amounts)

Total revenues	$935,190	$758,320

Cost of natural gas	512,462	383,003

Operating expenses
Operations and maintenance	135,295	132,783
Depreciation and amortization	81,704	76,572
General taxes	25,230	20,102
Total operating expenses	242,229	229,457
Operating income	180,499	145,860
Other income, net	518	3,508
Interest expense, net	(35,697)	(31,357)
Income before income taxes	145,320	118,011
Income taxes	(25,901)	(18,694)
Net income	$119,419	$99,317

Earnings per share
Basic	$1.99	$1.75
Diluted	$1.98	$1.75

Average shares (thousands)
Basic	60,077	56,729
Diluted	60,266	56,800

Dividends declared per share of stock	$0.67	$0.66
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended
	March 31,
(Unaudited)	2025	2024
	(Thousands of dollars)

Net income	$119,419	$99,317
Other comprehensive income, net of tax
Net unrealized holding gain (loss) on available-for-sale securities, net of tax of $(33) and $3, respectively	124	(10)
Total other comprehensive income (loss), net of tax	124	(10)
Comprehensive income	$119,543	$99,307
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Unaudited)	2025	2024
Assets	(Thousands of dollars)
Property, plant and equipment
Property, plant and equipment	$9,231,791	$9,124,134
Accumulated depreciation and amortization	2,493,171	2,478,261
Net property, plant and equipment	6,738,620	6,645,873
Current assets
Cash and cash equivalents	19,305	57,995
Restricted cash and cash equivalents	8,883	20,542
Total cash, cash equivalents and restricted cash and cash equivalents	28,188	78,537
Accounts receivable, net	446,807	408,448
Materials and supplies	87,981	91,662
Income tax receivable	53,624	53,624
Natural gas in storage	68,686	161,184
Regulatory assets	36,538	101,210
Other current assets	34,414	35,216
Total current assets	756,238	929,881
Goodwill and other assets
Regulatory assets	268,581	278,006
Securitized intangible asset, net	258,257	265,951
Goodwill	157,953	157,953
Pension and other postemployment benefits	44,366	42,882
Other assets	103,225	105,025
Total goodwill and other assets	832,382	849,817
Total assets	$8,327,240	$8,425,571
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS
(Continued)
	March 31,	December 31,
(Unaudited)	2025	2024
Equity and Liabilities	(Thousands of dollars)
Equity and long-term debt
Common stock, $0.01 par value: authorized 250,000,000 shares; issued and outstanding 59,929,090 shares at March 31, 2025; issued and outstanding 59,876,861 shares at December 31, 2024	$599	$599
Paid-in capital	2,295,989	2,294,469
Retained earnings	888,449	809,606
Accumulated other comprehensive loss	(2)	(126)
Total equity	3,185,035	3,104,548
Other long-term debt, excluding current maturities, net of issuance costs	2,132,039	2,131,718
Securitized utility tariff bonds, excluding current maturities, net of issuance costs	238,363	253,568
Total long-term debt, excluding current maturities, net of issuance costs	2,370,402	2,385,286
Total equity and long-term debt	5,555,437	5,489,834
Current liabilities
Current maturities of other long-term debt	14	14
Current maturities of securitized utility tariff bonds	29,750	28,956
Notes payable	811,900	914,600
Accounts payable	175,898	261,321
Accrued taxes other than income	77,853	75,608
Regulatory liabilities	39,665	22,525
Customer deposits	54,923	56,243
Other current liabilities	87,395	99,009
Total current liabilities	1,277,398	1,458,276
Deferred credits and other liabilities
Deferred income taxes	921,360	891,738
Regulatory liabilities	457,126	467,563
Other deferred credits	115,919	118,160
Total deferred credits and other liabilities	1,494,405	1,477,461
Commitments and contingencies
Total liabilities and equity	$8,327,240	$8,425,571
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS	Three Months Ended
	March 31,
(Unaudited)	2025	2024
	(Thousands of dollars)
Operating activities
Net income	$119,419	$99,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,704	76,572
Deferred income taxes	19,146	16,247
Share-based compensation expense	3,656	3,117
Provision for doubtful accounts	2,331	1,675
Changes in assets and liabilities:
Accounts receivable	(40,690)	21,684
Materials and supplies	3,681	(2,700)
Natural gas in storage	92,498	76,646
Asset removal costs	(11,089)	(12,621)
Accounts payable	(72,871)	(68,117)
Accrued taxes other than income	2,245	(4,388)
Customer deposits	(1,320)	(4,123)
Regulatory assets and liabilities - current	73,872	(58,520)
Regulatory assets and liabilities - noncurrent	9,425	2,520
Other assets and liabilities - current	(11,650)	(39,312)
Other assets and liabilities - noncurrent	7,102	265
Cash provided by operating activities	277,459	108,262
Investing activities
Capital expenditures	(166,597)	(166,751)
Other investing expenditures	(2,427)	(1,259)
Other investing receipts	1,179	2,029
Cash used in investing activities	(167,845)	(165,981)
Financing activities
Borrowings (repayments) of notes payable, net	(102,700)	864,900
Repayment of other long-term debt	(4)	(773,000)
Repayment of securitized utility tariff bonds	(14,547)	(13,780)
Dividends paid	(40,153)	(37,336)
Tax withholdings related to net share settlements of stock compensation	(2,559)	(980)
Cash provided by (used in) financing activities	(159,963)	39,804
Change in cash, cash equivalents, restricted cash and restricted cash equivalents	(50,349)	(17,915)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	78,537	39,387
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$28,188	$21,472
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$36,268	$41,497
Cash paid (received) for state income taxes	$—	$(2,797)
Cash paid (received) for federal income taxes	$—	$—
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)	Common Stock Issued	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity
	(Shares)	(Thousands of dollars)

January 1, 2025	59,876,861	$599	$2,294,469	$809,606	$(126)	$3,104,548
Net income	—	—	—	119,419	—	119,419
Other comprehensive income	—	—	—	—	124	124
Common stock issued and other	52,229	—	1,097	—	—	1,097
Common stock dividends - $0.67 per share	—	—	423	(40,576)	—	(40,153)
March 31, 2025	59,929,090	$599	$2,295,989	$888,449	$(2)	$3,185,035

January 1, 2024	56,545,924	$565	$2,028,755	$737,739	$(1,182)	$2,765,877
Net income	—	—	—	99,317	—	99,317
Other comprehensive income	—	—	—	—	(10)	(10)
Common stock issued and other	23,472	1	2,136	—	—	2,137
Common stock dividends - $0.66 per share	—	—	277	(37,613)	—	(37,336)
March 31, 2024	56,569,396	$566	$2,031,168	$799,443	$(1,192)	$2,829,985
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Our accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. These statements also have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The 2024 year-end consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes in our Annual Report. Our significant accounting policies are described in Note 1 of our Notes to Consolidated Financial Statements in our Annual Report. The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Although management believes these estimates are reasonable, actual results could differ materially from these estimates. Due to the seasonal nature of our business, the results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for a 12-month period.

Organization and Nature of Operations - We provide natural gas distribution services to approximately 2.3 million customers in Oklahoma, Kansas and Texas through our three divisions, Oklahoma Natural Gas, Kansas Gas Service and Texas Gas Service, respectively. We primarily serve residential, commercial and transportation customers in all three states.

Segments - We operate in one reportable business segment: regulated public utilities that deliver natural gas primarily to residential, commercial and transportation customers. Our accounting policies are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report. We evaluate our financial performance principally on net income. For the three months ended March 31, 2025 and 2024, we had no single external customer from which we received 10 percent or more of our gross revenues.

Property, Plant and Equipment and Asset Removal Costs - Accounts payable for construction work in progress and asset removal costs decreased by approximately $12.6 million and $13.4 million for the three months ended March 31, 2025 and 2024, respectively. Such amounts are not included in capital expenditures or asset removal costs in our consolidated statements of cash flows until paid.

Accounts Receivable, Net - Accounts receivable represent valid claims against nonaffiliated customers for natural gas sold or services rendered. We assess the creditworthiness of our customers. Those customers who do not meet minimum standards may be required to provide security, including deposits and other forms of collateral, when appropriate and allowed by our tariffs. With approximately 2.3 million customers across three states, we are not exposed materially to a concentration of credit risk. We maintain an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, consideration of the current environment and other information. We recover natural gas costs related to accounts written off when they are deemed uncollectible through the purchased-gas cost adjustment mechanisms in each of our jurisdictions. At March 31, 2025 and December 31, 2024, our allowance for doubtful accounts was $16.7 million and $14.9 million, respectively.

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

2.    REVENUE

The following table sets forth our revenues disaggregated by source for the periods indicated:

	Three Months Ended
	March 31,
	2025	2024
	(Thousands of dollars)
Natural gas sales to customers	$875,248	$689,505
Transportation revenues	43,748	39,967
Securitization customer charges (Note 14)	11,637	11,671
Miscellaneous revenues	6,624	6,308
Total revenues from contracts with customers	937,257	747,451
Other revenues - natural gas sales related	(4,824)	7,995
Other revenues	2,757	2,874
Total other revenues	(2,067)	10,869
Total revenues	$935,190	$758,320

Accrued unbilled natural gas sales revenues at March 31, 2025 and December 31, 2024, were $119.4 million and $212.0 million, respectively, and are included in accounts receivable on our consolidated balance sheets.

3.    REGULATORY ASSETS AND LIABILITIES

The tables below present a summary of regulatory assets and liabilities, net of amortization, for the periods indicated:

	March 31, 2025
	Current	Noncurrent	Total
	(Thousands of dollars)
Winter weather event costs	$—	$979	$979
Under-recovered purchased-gas costs	7,049	—	7,049
Pension and postemployment benefit costs, net	1,358	224,860	226,218
Reacquired debt costs	723	1,808	2,531
MGP remediation costs	1,000	29,817	30,817
Ad-valorem tax	7,086	—	7,086
WNA	10,938	—	10,938
Customer credit deferrals	—	11,052	11,052
Other, net	8,384	65	8,449
Total regulatory assets	36,538	268,581	305,119
Income tax rate changes	—	(457,126)	(457,126)
Over-recovered purchased-gas costs	(39,665)	—	(39,665)
Total regulatory liabilities	(39,665)	(457,126)	(496,791)
Net regulatory assets and liabilities	$(3,127)	$(188,545)	$(191,672)

	December 31, 2024
	Current	Noncurrent	Total
	(Thousands of dollars)
Winter weather event costs	$9,051	$15,938	$24,989
Under-recovered purchased-gas costs	43,819	—	43,819
Pension and postemployment benefit costs, net	1,358	224,837	226,195
Reacquired debt costs	723	1,989	2,712
MGP remediation costs	1,000	30,067	31,067
Ad-valorem tax	14,066	—	14,066
WNA	26,684	—	26,684
Customer credit deferrals	255	3,639	3,894
Other, net	4,254	1,536	5,790
Total regulatory assets	101,210	278,006	379,216
Income tax rate changes	—	(467,563)	(467,563)
Over-recovered purchased-gas costs	(22,525)	—	(22,525)
Total regulatory liabilities	(22,525)	(467,563)	(490,088)
Net regulatory assets and liabilities	$78,685	$(189,557)	$(110,872)

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

The customer credit deferrals and the noncurrent regulatory liability for income tax rate changes represent deferral of the effects of enacted federal and state income tax rate changes on our ADIT and the effects of these changes on our rates. See Note 10 for additional information regarding the impact of income tax rate changes.

Recovery through rates resulted in amortization of regulatory assets of approximately $6.0 million and $7.1 million for the three months ended March 31, 2025 and 2024, respectively.

4.    CREDIT FACILITY AND SHORT-TERM DEBT

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

The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. At March 31, 2025, our total debt-to-capital ratio was 50.2 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement. Excluding the debt of KGSS-I, which is non-recourse to us, our total debt-to-capital ratio was 48.0 percent. We may reduce the unutilized portion of the ONE Gas Credit Agreement in whole or in part without premium or penalty. The ONE Gas Credit Agreement contains customary events of default. Upon the occurrence of certain events of default, our obligations under the ONE Gas Credit Agreement may be accelerated and the commitments may be terminated.

At March 31, 2025, we had $1.35 million in letters of credit issued and no borrowings under the ONE Gas Credit Agreement, with approximately $1.349 billion of remaining credit, which is available to repay our commercial paper borrowings.

Under our commercial paper program, we may issue unsecured commercial paper up to maximum amount of $1.35 billion to fund short-term borrowing needs. The maturities of the commercial paper vary but may not exceed 270 days from the date of issue. Commercial paper is generally sold at par less a discount representing an interest factor. At March 31, 2025 and December 31, 2024, we had $811.9 million and $914.6 million of commercial paper outstanding with a weighted-average interest rate of 4.69 percent and 4.77 percent, respectively.

5.    LONG-TERM DEBT

The table below presents a summary of our long-term debt outstanding for the periods indicated:

		March 31,	December 31,
	Interest Rate	2025	2024
		(Thousands of dollars)
Senior Notes due:
April 2029	5.100%	$550,000	$550,000
May 2030	2.000%	300,000	300,000
September 2032	4.250%	300,000	300,000
February 2044	4.658%	600,000	600,000
November 2048	4.500%	400,000	400,000
Total Senior Notes		2,150,000	2,150,000
KGSS-I Securitized Utility Tariff Bonds	5.486%	272,798	287,345
Unamortized discounts, net of premiums, on long-term debt		(3,673)	(3,624)
Debt issuance costs (a)		(20,181)	(20,691)
Other	8.000%	1,222	1,226
Total long-term debt, net		2,400,166	2,414,256
Less: current maturities of KGSS-I securitized utility tariff bonds, net		29,750	28,956
Less: current maturities of other long-term debt, net		14	14
Noncurrent portion of long-term debt, net		$2,370,402	$2,385,286
(a) Includes issuance costs and discounts for the KGSS-I Securitized Utility Tariff Bonds of $4.7 million and $4.8 million, at March 31, 2025 and December 31, 2024, respectively.

Senior Notes - The indenture governing our Senior Notes includes an event of default upon the acceleration of other indebtedness of $100 million or more. Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding Senior Notes to declare those Senior Notes immediately due and payable in full.

Depending on the series, we may redeem our Senior Notes at par, plus accrued and unpaid interest to the redemption date, starting one month, three months or six months before their maturity dates. Prior to these dates, we may redeem these Senior Notes, in whole or in part, at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-

whole premium. The redemption price will never be less than 100 percent of the principal amount of the respective Senior Note plus accrued and unpaid interest to the redemption date. Senior Notes are senior unsecured obligations, ranking equally in right of payment with all of our existing and future unsecured senior indebtedness.

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

6.    EQUITY

In February 2023, we entered into an at-the-market equity distribution agreement under which we may issue and sell shares of our common stock with an aggregate offering price up to $300 million. Sales of common stock are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. At March 31, 2025, we had $225.5 million of equity available for issuance under the program.

The following table summarizes all of our outstanding forward sale agreements at March 31, 2025:

Maturity	Original Shares	Remaining Shares	Forward Price	Net Proceeds Available
	(Shares)	(Shares)	(Per share)	(Thousands of dollars)
December 31, 2025	1,200,000	223,000	$74.64	$16,645
December 31, 2025	180,000	180,000	74.59	13,426
Total forward sale agreements	1,380,000	403,000	$74.62	$30,071

Dividends Declared - In May 2025, we declared a dividend of $0.67 per share ($2.68 per share on an annualized basis) for shareholders of record as of May 19, 2025, payable on June 3, 2025.

7.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the effect of reclassifications from accumulated other comprehensive income (loss) in our consolidated statements of income for the periods indicated:

	Three Months Ended		Affected Line Item in the
Details About Accumulated Other	March 31,		Consolidated Statements
Comprehensive Income (Loss) Components	2025	2024	of Income
	(Thousands of dollars)
Pension and other postemployment benefit plan obligations (a)
Amortization of net gain (loss)	$(1,834)	$(1,442)
Amortization of unrecognized prior service credit (cost)	(93)	(93)
	(1,927)	(1,535)
Regulatory adjustments (b)	1,927	1,535
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	Other income (expense), net
Available-for-sale securities
Amounts reclassified from accumulated other comprehensive income (loss)	3	1	Other income (expense), net
Total available-for-sale securities	3	1
Total reclassifications before tax	3	1	Income before income taxes
Tax effect of reclassifications	(1)	—	Income tax expense
Net reclassifications for the period	$2	$1	Net income
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

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Three Months Ended March 31, 2025
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$119,419	60,077	$1.99
Diluted EPS Calculation
Effect of dilutive securities	—	189
Net income available for common stock and common stock equivalents	$119,419	60,266	$1.98

	Three Months Ended March 31, 2024
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$99,317	56,729	$1.75
Diluted EPS Calculation
Effect of dilutive securities	—	71
Net income available for common stock and common stock equivalents	$99,317	56,800	$1.75

9.    EMPLOYEE BENEFIT PLANS

The following tables set forth the components of net periodic benefit cost for our pension, inclusive of our defined benefit pension plan and supplemental executive retirement plan, and other postemployment benefit plans for the periods indicated:

	Pension Benefits
	Three Months Ended
	March 31,
	2025	2024
	(Thousands of dollars)
Components of net periodic benefit cost (credit)
Service cost	$1,337	$1,551
Interest cost (a)	10,042	10,281
Expected return on assets (a)	(11,910)	(14,757)
Amortization of unrecognized prior service cost (a)	93	93
Amortization of net loss (a)	1,865	1,446
Net periodic benefit cost (credit)	$1,427	$(1,386)
(a) These amounts, net of any amounts capitalized as a regulatory asset, have been recognized as other (income) expense, net in the consolidated statement of income. See Note 11 for additional detail.

	Other Postemployment Benefits
	Three Months Ended
	March 31,
	2025	2024
	(Thousands of dollars)
Components of net periodic benefit cost (credit)
Service cost	$123	$152
Interest cost (a)	2,069	2,045
Expected return on assets (a)	(2,212)	(2,284)
Amortization of unrecognized prior service cost (credit) (a)	—	—
Amortization of net (gain) (a)	(31)	(4)
Net periodic benefit cost (credit)	$(51)	$(91)
(a) These amounts, net of any amounts capitalized as a regulatory asset, have been recognized as other (income) expense, net in the consolidated statement of income. See Note 11 for additional detail.

We recover qualified pension benefit plan and other postemployment benefit plan costs through rates charged to our customers. Certain regulatory authorities require that the recovery of these costs be based on specific guidelines. The difference between these regulatory-based amounts and the periodic benefit cost calculated pursuant to GAAP is deferred as a regulatory asset or liability and amortized to expense over periods in which this difference will be recovered in rates, as authorized by the applicable regulatory authorities. For the three months ended March 31, 2025 and 2024, regulatory deferrals related to net periodic benefit cost were $(0.3) million and $1.0 million, respectively.

We capitalize all eligible service cost and non-service credit components under the accounting requirements of ASC Topic 980 (Regulated Operations) for rate-regulated entities. Capitalized non-service credits reflected as a regulatory liability in our consolidated balance sheets were $6.7 million at March 31, 2025 and December 31, 2024. See Note 3 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information.

Nonqualified Deferred Compensation Plan - We have a nonqualified deferred compensation plan with obligations of $19.0 million and $18.9 million at March 31, 2025 and December 31, 2024, respectively, which are reported within other deferred credits in our consolidated balance sheets. These obligations represent the amount owed to plan participants and are treated as if invested in specified investment options. A significant portion of the obligation is indirectly funded with key-person corporate-owned life insurance policies to offset costs associated with our nonqualified deferred compensation plan and the supplemental executive retirement plan. These corporate-owned life insurance policies are measured at cash surrender value of $41.7 million and $41.5 million at March 31, 2025 and December 31, 2024, respectively, and are reported within other assets in our consolidated balance sheets.

Gains (losses) on the corporate-owned life insurance policies are recognized in other income (expense), net within our consolidated statements of income; see Note 11 for additional detail of our other income (expense), net. Deferred compensation expense (income) associated with the nonqualified deferred compensation plan is recognized in operations and maintenance expense within our consolidated statements of income and was $(0.3) million and $1.1 million for three months ended March 31, 2025 and 2024, respectively.

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

At March 31, 2025, we had no uncertain tax positions. Changes in tax laws or tax rates are recognized in the financial reporting period that includes the enactment date. We are no longer subject to income tax examination for years prior to 2020.

Income tax expense reflects credits for the amortization of the regulatory liability associated with EDIT that were returned to customers of $8.1 million and $10.1 million for the three months ended March 31, 2025 and 2024, respectively.

11.    OTHER INCOME AND OTHER EXPENSE

The following table sets forth the components of other income and other expense for the periods indicated:

	Three Months Ended
	March 31,
	2025	2024
	(Thousands of dollars)
Net periodic benefit credit other than service cost	$332	$1,009
Earnings on investments associated with nonqualified deferred compensation plans	147	2,176
Other income (expense), net	39	323
Total other income, net	$518	$3,508

12.    COMMITMENTS AND CONTINGENCIES

Environmental Matters - We are subject to multiple laws and regulations regarding protection of the environment and natural and cultural resources, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, plant and wildlife protection, hazardous materials use, storage and transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits or the discovery of presently unknown environmental conditions may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the CAA and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three months ended March 31, 2025 and 2024.

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

We have an AAO that allows Kansas Gas Service to defer and seek recovery of costs necessary for investigation and remediation at, and nearby, these 12 former MGP sites that are incurred after January 1, 2017, up to a cap of $15.0 million, net of any related insurance recoveries. Costs approved for recovery in a future rate proceeding would then be amortized over a 15-year period. The unamortized amounts will not be included in rate base or accumulate carrying charges. Following a determination that future investigation and remediation work approved by the KDHE exceeds $15.0 million, net of any related insurance recoveries, Kansas Gas Service is required to file an application with the KCC for approval to increase the $15.0 million cap. During 2024, we received $1.7 million in insurance proceeds for remediation costs related to these sites. At March 31, 2025 and December 31, 2024, we have deferred $30.8 million and $31.1 million, respectively, for accrued investigation and remediation costs pursuant to our AAO. On January 3, 2025, Kansas Gas Service requested to increase the cap on the AAO from $15.0 million to $32 million. The original $15.0 million cap approved in 2017 was the result of a unanimous settlement agreement and contained additional reporting requirements and obligations. Kansas Gas Service's request to increase the cap leaves all of the other provisions of the 2017 settlement agreement in place.

We also own or retain legal responsibility for certain environmental conditions at a former MGP site in Texas. At the request of the TCEQ, we began investigating the level and extent of contamination associated with the site under their Texas Risk Reduction Program. A preliminary site investigation revealed that this site contains contaminants generally associated with MGP sites and is subject to control or remediation under various environmental laws and regulations. At March 31, 2025, estimated costs associated with expected remediation activities for this site are not material.

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three months ended March 31, 2025 and 2024. The reserve for remediation of our MGP sites was $14.2 million and $14.3 million at March 31, 2025 and December 31, 2024, respectively.

Environmental Footprint - We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation, and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows for the three months ended March 31, 2025 and 2024.

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

PHMSA promulgates various regulations related to pipeline safety. As part of the Consolidated Appropriations Act, 2021, the PIPES Act reauthorized PHMSA through 2023 and directed the agency to move forward with several regulatory actions, including the “Pipeline Safety: Class Location Change Requirements” and the “Pipeline Safety: Safety of Gas Transmission and Gathering Pipelines” proposed rulemakings. Congress has also instructed PHMSA to issue final regulations that will require operators of new and existing transmission and distribution pipeline facilities to conduct certain leak detection and repair programs and to require facility inspection and maintenance plans to align with those regulations. On January 20, 2025, an executive order began a regulatory freeze to all rulemakings that were not yet effective pending further review. To the extent such rulemakings impose more stringent requirements on our facilities, we may be required to incur expenditures that may be material.

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

Derivative Instruments - Our derivatives are comprised of over-the-counter natural gas fixed-price swaps and call options.

Swaps - At March 31, 2025, we did not hold any swaps. At December 31, 2024, we held over-the counter natural gas fixed-prices swaps for the heating season ending March 2025 with a total notional amount of 6.20 Bcf.

Options - At March 31, 2025, we did not hold any natural gas call options. At December 31, 2024, we held purchased natural gas call options for the heating season ending March 2025 with total notional amount of 0.60 Bcf, for which we paid premiums of $0.6 million.

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

Other Financial Instruments - The approximate fair value of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable and accounts payable is equal to book value, due to the short-term nature of these items. The fair value of our commercial paper was determined using quoted prices in an active market.

The following tables summarize, by level within the fair value hierarchy, our derivative and other assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2025 and December 31, 2024:

	March 31, 2025
	Level 1	Level 2	Netting (c)	Total
	(Thousands of dollars)
Assets:
United States treasury notes (b)	$8,280	$—	$—	$8,280
Corporate bonds (b)	—	14,997	—	14,997
Total assets	$8,280	$14,997	$—	$23,277
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

The estimated fair value of our long-term debt, including current maturities, was $2.3 billion and $2.2 billion at March 31, 2025 and December 31, 2024, respectively. The estimated fair value of our long-term debt was determined using quoted market prices, and is classified as Level 2.

14.    VARIABLE INTEREST ENTITY

KGSS-I is a special-purpose, wholly owned subsidiary of ONE Gas that was formed for the purpose of issuing securitized bonds to recover extraordinary costs incurred by Kansas Gas Service resulting from Winter Storm Uri. KGSS-I’s assets cannot be used to settle ONE Gas’ obligations and the holders of the Securitized Utility Tariff Bonds have no recourse against ONE Gas. The Securitized Utility Tariff Bonds have a scheduled final payment date of August 1, 2032. See Note 5 for additional information about the securitization financing.

KGSS-I is considered to be a variable interest entity. As a result, KGSS-I is included in the consolidated financial statements of ONE Gas. No gain or loss was recognized upon initial consolidation.

The following table summarizes the impact of KGSS-I on our consolidated balance sheets:

	March 31,	December 31,
	2025	2024
	(Thousands of dollars)
Restricted cash and cash equivalents	$8,883	$20,542
Accounts receivable	5,341	4,659
Income tax receivable	6	—
Securitized intangible asset, net	258,257	265,951
Total assets	$272,487	$291,152
Current maturities of securitized utility tariff bonds	$29,750	$28,956
Accounts payable	169	319
Accrued interest	2,494	6,568
Securitized utility tariff bonds, excluding current maturities, net of discounts and issuance costs $4.7 million and $4.8 million, as of March 31, 2025 and December 31, 2024, respectively	238,363	253,568
Paid-in capital	1,680	1,681
Retained earnings	31	60
Total liabilities and equity	$272,487	$291,152

The following table summarizes the impact of KGSS-I on our consolidated statements of income:

	Three Months Ended
	March 31,
	2025	2024
	(Thousands of dollars)
Operating revenues	$11,637	$11,671
Operating expense	(110)	(111)
Amortization expense	(7,694)	(7,385)
Interest income	148	188
Interest expense	(3,944)	(4,327)
Income before income taxes	37	36
Income taxes	6	—
Net income	$43	$36

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the Notes to Consolidated Financial Statements in in this Quarterly Report, as well as our Annual Report. Due to the seasonal nature of our business, the results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for a 12-month period.

RECENT DEVELOPMENTS

Dividend - In May 2025, we declared a dividend of $0.67 per share ($2.68 per share on an annualized basis) for shareholders of record as of May 19, 2025, payable on June 3, 2025.

REGULATORY ACTIVITIES

Oklahoma - On February 27, 2025, Oklahoma Natural Gas filed its required PBRC application for the year ended December 2024. The filed request included a $41.5 million base rate revenue increase, $2.4 million energy efficiency incentive, and $13.2 million of estimated EDIT to be credited to customers in 2026. A hearing is scheduled for June 12, 2025.

Kansas - In April 2025, Kansas Gas Service submitted an application to the KCC requesting an increase of approximately $7.2 million related to its GSRS. The KCC has until August 2025 to issue an order.

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

Rio Grande Valley Service Area - In April 2025, Texas Gas Service made a GRIP filing for all customers in the Rio Grande Valley service area, requesting a $3.2 million increase to be effective in September 2025.

FINANCIAL RESULTS AND OPERATING INFORMATION

We operate in one reportable business segment: regulated public utilities that deliver natural gas to residential, commercial and transportation customers. Our accounting policies are the same as described in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report. We evaluate our financial performance principally on net income.

Selected Financial Results - For the three months ended March 31, 2025, net income was $119.4 million, or $1.98 per diluted share, compared with $99.3 million, or $1.75 per diluted share, in the same period last year.

The following table sets forth certain selected financial results for our operations for the periods indicated:

	Three Months Ended		Three Months Ended
	March 31,		2025 vs. 2024
Financial Results	2025	2024	Increase (Decrease)
	(Millions of dollars, except percentages)
Natural gas sales	$870.4	$694.1	$176.3	25%
Transportation revenues	43.8	40.4	3.4	8%
Securitization customer charges	11.6	11.7	(0.1)	(1)%
Other revenues	9.4	12.1	(2.7)	(22)%
Total revenues	935.2	758.3	176.9	23%
Cost of natural gas	512.5	383.0	129.5	34%
Operating costs	160.5	152.8	7.7	5%
Depreciation and amortization	81.7	76.6	5.1	7%
Operating income	$180.5	$145.9	$34.6	24%
Capital expenditures and asset removal costs	$177.7	$179.4	$(1.7)	(1)%

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

Cost of natural gas includes commodity purchases, fuel, storage, transportation, hedging costs and settlement proceeds for natural gas price volatility mitigation programs approved by our regulators and other gas purchase costs recovered through our cost of natural gas regulatory mechanisms but does not include an allocation of general operating costs or depreciation and amortization. These regulatory mechanisms provide a method of recovering natural gas costs on an ongoing basis without a profit. Therefore, although our revenues will fluctuate with the cost of natural gas that we pass-through to our customers, operating income is not affected by fluctuations in the cost of natural gas.

Operating income increased $34.6 million for the three months ended March 31, 2025, compared with the same period last year, due primarily to the following:

•an increase of $51.9 million in revenue from new rates; and
•an increase of $2.3 million in residential sales due primarily to net customer growth in Oklahoma and Texas.

These increases were offset partially by:

•an increase of $5.1 million in depreciation and amortization expense from additional capital investment;
•an increase of $4.7 million in ad valorem taxes;
•an increase of $3.2 million in employee-related costs due, in part, to planned investments in the Company’s workforce; and
•a net decrease of $6.5 million due to the impact of weather normalization mechanisms, which were largely offset by higher sales volumes.

Weather across our service territories for the first quarter of 2025 was 16.3 percent colder than the prior year. The impact on operating income was tempered by our weather normalization mechanisms.

Other Factors Affecting Net Income - Other factors that affected net income for the three months ended March 31, 2025, compared to the same period last year, include a decrease of $3.0 million in other income/(expense), net due primarily to a $2.0 million decrease in the gain on investments associated with our nonqualified employee benefit plans.

Additionally, net income for the three months ended March 31, 2025, includes an increase in interest expense of $4.3 million, compared to the same period last year. The increase in interest expense is due primarily to the reopening of the outstanding 5.10 percent senior notes in August 2024 to issue an additional $250 million and higher average commercial paper balances.

EDIT - Income tax expense reflects credits for the amortization of the regulatory liability associated with EDIT that were returned to customers of $8.1 million and $10.1 million for the three months ended March 31, 2025 and 2024, respectively.

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

Capital expenditures and asset removal costs were $1.7 million lower for the three months ended March 31, 2025, compared with the same period last year. Our full-year capital expenditures and asset removal costs are expected to be approximately $750 million for 2025.

Selected Operating Information - The following tables set forth certain selected operating information for the periods indicated:

	Three Months Ended								Variances
	March 31,								2025 vs. 2024
(in thousands)	2025				2024				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	851	602	672	2,125	845	599	666	2,110	6	3	6	15
Commercial and industrial	78	51	36	165	78	51	36	165	—	—	—	—
Other	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	6	1	12	5	6	1	12	—	—	—	—
Total customers	934	659	712	2,305	928	656	706	2,290	6	3	6	15

The increase in the average number of customers for the periods presented is due primarily to the connection of new customers resulting from the extension and expansion of our system in our service areas. For the three months ended March 31, 2025, our average customer count includes approximately 5,600 new customer connections during the period. For the year ended December 31, 2024, our average customer count included approximately 23,000 new customer connections.

The following table reflects total volumes delivered, excluding the effects of WNA mechanisms on sales volumes:

	Three Months Ended
	March 31,
Volumes (MMcf)	2025	2024
Natural gas sales
Residential	58,921	52,353
Commercial and industrial	19,226	17,045
Other	1,137	1,056
Total sales volumes delivered	79,284	70,454
Transportation	65,342	63,399
Total volumes delivered	144,626	133,853

The impact of weather on residential and commercial natural gas sales is tempered by WNA mechanisms in all jurisdictions.

The following table sets forth the HDDs by state for the periods indicated:

	Three Months Ended
	March 31,
	2025		2024		2025 vs. 2024	2025	2024
HDDs	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	1,916	1,797	1,681	1,800	14%	107%	93%
Kansas	2,610	2,486	2,201	2,460	19%	105%	89%
Texas	987	948	859	959	15%	104%	90%

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

Short-term Debt - The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. At March 31, 2025, our total debt-to-capital ratio was 50.2 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement. Excluding the debt of KGSS-I, which is non-recourse to us, our total debt-to-capital ratio was 48.0 percent. We may reduce the unutilized portion of the ONE Gas Credit Agreement in whole or in part without premium or penalty. The ONE Gas Credit Agreement contains customary events of default. Upon the occurrence of certain events of default, the obligations under the ONE Gas Credit Agreement may be accelerated and the commitments may be terminated.

At March 31, 2025, we had $1.35 million in letters of credit issued and no borrowings under the ONE Gas Credit Agreement, with approximately $1.349 billion of remaining credit, which is available to repay our commercial paper borrowings.

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

Under our commercial paper program, we may issue unsecured commercial paper up to maximum amount of $1.35 billion to fund short-term borrowing needs. The maturities of the commercial paper vary but may not exceed 270 days from the date of issue. Commercial paper is generally sold at par less a discount representing an interest factor. At March 31, 2025 and December 31, 2024, we had $811.9 million and $914.6 million of commercial paper outstanding with a weighted-average interest rate of 4.69 percent and 4.77 percent, respectively.

Senior Notes - At March 31, 2025, our long-term debt-to-capital ratio was 43.0 percent. Excluding the debt of KGSS-I, which is non-recourse to us, our long-term debt-to-capital ratio was 40.1 percent. See Note 14 of the Notes to Consolidated Financial Statements in this Quarterly Report for information with respect to KGSS-I.

At March 31, 2025, we had outstanding $2.2 billion of Senior Notes with none due within the next year. The indenture governing our Senior Notes includes an event of default upon the acceleration of other indebtedness of $100 million or more. Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding Senior Notes to declare those Senior Notes immediately due and payable in full.

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

Credit Ratings - Our credit ratings at March 31, 2025, were:

Rating Agency	Long-term Rating	Short-term Rating	Outlook
Moody’s	A3	Prime-2	Stable
S&P	A-	A-2	Stable

We intend to maintain credit metrics at a level that supports our balanced approach to capital investment and a return of capital to shareholders via a dividend that we believe will be competitive with our peer group.

Securitized Utility Tariff Bonds - At March 31, 2025, we had outstanding $272.8 million of 5.486 percent KGSS-I Securitized Utility Tariff Bonds with $29.8 million due within the next year. The bonds are governed by an indenture between KGSS-I and the indenture trustee. The indenture contains certain covenants that restrict KGSS-I’s ability to sell, transfer, convey, exchange, or otherwise dispose of its assets.
Equity Issuances - In February 2023, we entered into an at-the-market equity distribution agreement under which we may issue and sell shares of our common stock with an aggregate offering price up to $300 million. Sales of common stock are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. At March 31, 2025, we had $225.5 million of equity available for issuance under the program.

Pension and Other Postemployment Benefit Plans - In 2025, our contributions are expected to be approximately $9.8 million to our defined benefit pension plans, and no contributions are expected to be made to our other postemployment benefit plans. We use a December 31 measurement date for our plans.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Three Months Ended
	March 31,		Variance
	2025	2024	2025 vs. 2024
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$277.5	$108.3	$169.2
Investing activities	(167.8)	(166.0)	(1.8)
Financing activities	(160.0)	39.8	(199.8)
Change in cash, cash equivalents, restricted cash and restricted cash equivalents	(50.3)	(17.9)	(32.4)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	78.5	39.4	39.1
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$28.2	$21.5	$6.7

Operating Cash Flows - Changes in cash flows from operating activities are due primarily to changes in sales revenues, natural gas costs and operating expenses discussed in “Financial Results and Operating Information,” and changes in working capital. Changes in natural gas prices and demand for our services or natural gas, whether because of general economic conditions, variations in weather not mitigated by WNA mechanisms, changes in supply or increased competition from other service providers, could affect our earnings and operating cash flows. Typically, our cash flows from operations are greater in the first half of the year compared with the second half of the year.

Operating cash flows were higher for the three months ended March 31, 2025, compared with the prior period, due primarily to working capital changes related to the recovery of regulatory assets.

Investing Cash Flows - Cash used in investing activities increased for the three months ended March 31, 2025, compared with the prior period, due primarily to an increase in capital expenditures for system integrity and extension of service to new areas.

Financing Cash Flows - Cash used in financing activities increased for the three months ended March 31, 2025, compared with the prior period, due primarily to the repayment of commercial paper.

ENVIRONMENTAL, SAFETY AND REGULATORY MATTERS

Environmental Matters - We are subject to multiple laws and regulations regarding protection of the environment and natural and cultural resources, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, plant and wildlife protection, hazardous materials use, storage and transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits or the discovery of presently unknown environmental conditions may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the CAA and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three months ended March 31, 2025 and 2024.

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

We have an AAO that allows Kansas Gas Service to defer and seek recovery of costs necessary for investigation and remediation at, and nearby, these 12 former MGP sites that are incurred after January 1, 2017, up to a cap of $15.0 million, net of any related insurance recoveries. Costs approved for recovery in a future rate proceeding would then be amortized over a 15-year period. The unamortized amounts will not be included in rate base or accumulate carrying charges. Following a determination that future investigation and remediation work approved by the KDHE exceeds $15.0 million, net of any related insurance recoveries, Kansas Gas Service is required to file an application with the KCC for approval to increase the $15.0 million cap. During 2024, we received $1.7 million in insurance proceeds for remediation costs related to these sites. At March 31, 2025 and December 31, 2024, we have deferred $30.8 million and $31.1 million, respectively, for accrued investigation and remediation costs pursuant to our AAO. On January 3, 2025, Kansas Gas Service requested to increase the cap on the AAO from $15.0 million to $32 million. The original $15.0 million cap approved in 2017 was the result of a unanimous settlement agreement and contained additional reporting requirements and obligations. Kansas Gas Service's request to increase the cap leaves all of the other provisions of the 2017 settlement agreement in place.

We also own or retain legal responsibility for certain environmental conditions at a former MGP site in Texas. At the request of the TCEQ, we began investigating the level and extent of contamination associated with the site under their Texas Risk Reduction Program. A preliminary site investigation revealed that this site contains contaminants generally associated with MGP sites and is subject to control or remediation under various environmental laws and regulations. At March 31, 2025, estimated costs associated with expected remediation activities for this site are not material.

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three months ended March 31, 2025 and 2024. The reserve for remediation of our MGP sites was $14.2 million and $14.3 million at March 31, 2025 and December 31, 2024, respectively.

Environmental Footprint - We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation, and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows for the three months ended March 31, 2025 and 2024.

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

PHMSA promulgates various regulations related to pipeline safety. As part of the Consolidated Appropriations Act, 2021, the PIPES Act reauthorized PHMSA through 2023 and directed the agency to move forward with several regulatory actions, including the “Pipeline Safety: Class Location Change Requirements” and the “Pipeline Safety: Safety of Gas Transmission and Gathering Pipelines” proposed rulemakings. Congress has also instructed PHMSA to issue final regulations that will require operators of non-rural gas gathering lines and new and existing transmission and distribution pipeline facilities to conduct certain leak detection and repair programs and to require facility inspection and maintenance plans to align with those regulations. On January 20, 2025, an executive order began a regulatory freeze to all rulemakings that were not yet effective pending further review. To the extent such rulemakings impose more stringent requirements on our facilities, we may be required to incur expenditures that may be material.

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
•possible loss of local distribution company franchises or other adverse effects caused by the actions of municipalities;
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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

During the quarter ended March 31, 2025, no director or Section 16 officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in the Exchange Act).

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

10.1	Form of 2025 Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.14 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 20, 2025 (File No. 1-36108)).

10.2	Form of 2025 Performance Unit Award Agreement (incorporated by reference to Exhibit 10.15 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 20, 2025 (File No. 1-36108)).

31.1	Certification of Robert S. McAnnally pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Christopher P. Sighinolfi pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert S. McAnnally pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Christopher P. Sighinolfi pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

101.DEF	XBRL Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three months ended March 31, 2025 and 2024; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025 and 2024; (iv) Consolidated Balance Sheets at March 31, 2025 and December 31, 2024; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024; (vi) Consolidated Statements of Equity for the three months ended March 31, 2025 and 2024; and (vii) Notes to Consolidated Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 6, 2025		ONE Gas, Inc.
Registrant

	By:	/s/ Christopher P. Sighinolfi
Christopher P. Sighinolfi
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)