Form 10-Q
period 2025-06-30
ONE Gas, Inc.
filed 2025-08-06
CIK 1587732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025.
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

On July 28, 2025, the Company had 59,998,366 shares of common stock outstanding.

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

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2025	2024	2025	2024
	(Thousands of dollars, except per share amounts)
Total revenues	$423,741	$354,137	$1,358,931	$1,112,457

Cost of natural gas	117,942	71,958	630,404	454,961

Operating expenses
Operations and maintenance	130,987	121,877	266,282	254,660
Depreciation and amortization	79,314	72,549	161,018	149,121
General taxes	23,643	18,473	48,873	38,575
Total operating expenses	233,944	212,899	476,173	442,356
Operating income	71,855	69,280	252,354	215,140
Other income, net	2,572	977	3,090	4,485
Interest expense, net	(35,279)	(36,970)	(70,976)	(68,327)
Income before income taxes	39,148	33,287	184,468	151,298
Income taxes	(7,115)	(6,044)	(33,016)	(24,738)
Net income	$32,033	$27,243	$151,452	$126,560

Earnings per share
Basic	$0.53	$0.48	$2.52	$2.23
Diluted	$0.53	$0.48	$2.51	$2.23

Average shares (thousands)
Basic	60,113	56,750	60,095	56,740
Diluted	60,455	56,827	60,361	56,813

Dividends declared per share of stock	$0.67	$0.66	$1.34	$1.32
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2025	2024	2025	2024
	(Thousands of dollars)
Net income	$32,033	$27,243	$151,452	$126,560
Other comprehensive income (loss), net of tax
Change in pension and other postemployment benefit plan liability, net of tax	(1)	(1)	(1)	(1)
Net unrealized holding gain (loss) on available-for-sale securities, net of tax of $(12), $(2), $(45) and $1, respectively	47	9	171	(1)
Total other comprehensive income (loss), net of tax	46	8	170	(2)
Comprehensive income	$32,079	$27,251	$151,622	$126,558
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Unaudited)	2025	2024
Assets	(Thousands of dollars)
Property, plant and equipment
Property, plant and equipment	$9,404,119	$9,124,134
Accumulated depreciation and amortization	2,532,028	2,478,261
Net property, plant and equipment	6,872,091	6,645,873
Current assets
Cash and cash equivalents	20,545	57,995
Restricted cash and cash equivalents	22,176	20,542
Total cash, cash equivalents and restricted cash and cash equivalents	42,721	78,537
Accounts receivable, net	263,073	408,448
Materials and supplies	95,548	91,662
Income tax receivable	53,624	53,624
Natural gas in storage	134,448	161,184
Regulatory assets	56,017	101,210
Other current assets	35,849	35,216
Total current assets	681,280	929,881
Goodwill and other assets
Regulatory assets	254,070	278,006
Securitized intangible asset, net	248,965	265,951
Goodwill	157,953	157,953
Pension and other postemployment benefits	45,850	42,882
Other assets	98,932	105,025
Total goodwill and other assets	805,770	849,817
Total assets	$8,359,141	$8,425,571
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS
(Continued)
	June 30,	December 31,
(Unaudited)	2025	2024
Equity and Liabilities	(Thousands of dollars)
Equity and long-term debt
Common stock, $0.01 par value: authorized 250,000,000 shares; issued and outstanding 59,998,234 shares at June 30, 2025; issued and outstanding 59,876,861 shares at December 31, 2024	$600	$599
Paid-in capital	2,303,825	2,294,469
Retained earnings	879,866	809,606
Accumulated other comprehensive income (loss)	44	(126)
Total equity	3,184,335	3,104,548
Other long-term debt, excluding current maturities, net of issuance costs	2,132,362	2,131,718
Securitized utility tariff bonds, excluding current maturities, net of issuance costs	238,501	253,568
Total long-term debt, excluding current maturities, net of issuance costs	2,370,863	2,385,286
Total equity and long-term debt	5,555,198	5,489,834
Current liabilities
Current maturities of other long-term debt	14	14
Current maturities of securitized utility tariff bonds	29,750	28,956
Notes payable	872,400	914,600
Accounts payable	130,965	261,321
Accrued taxes other than income	59,449	75,608
Regulatory liabilities	66,959	22,525
Customer deposits	54,008	56,243
Other current liabilities	88,417	99,009
Total current liabilities	1,301,962	1,458,276
Deferred credits and other liabilities
Deferred income taxes	928,588	891,738
Regulatory liabilities	454,458	467,563
Other deferred credits	118,935	118,160
Total deferred credits and other liabilities	1,501,981	1,477,461
Commitments and contingencies
Total liabilities and equity	$8,359,141	$8,425,571
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS	Six Months Ended
	June 30,
(Unaudited)	2025	2024
	(Thousands of dollars)
Operating activities
Net income	$151,452	$126,560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	161,018	149,121
Deferred income taxes	23,684	22,255
Share-based compensation expense	7,524	6,728
Provision for doubtful accounts	4,085	1,775
Changes in assets and liabilities:
Accounts receivable	141,290	152,828
Materials and supplies	(3,886)	(8,853)
Natural gas in storage	26,736	48,807
Asset removal costs	(20,718)	(31,660)
Accounts payable	(121,593)	(101,495)
Accrued taxes other than income	(16,159)	(12,775)
Customer deposits	(2,235)	(1,944)
Regulatory assets and liabilities - current	78,329	(75,496)
Regulatory assets and liabilities - noncurrent	21,198	8,826
Other assets and liabilities - current	(12,271)	(35,126)
Other assets and liabilities - noncurrent	10,355	1,375
Cash provided by operating activities	448,809	250,926
Investing activities
Capital expenditures	(347,065)	(342,370)
Other investing expenditures	(4,075)	(2,381)
Other investing receipts	2,629	2,975
Cash used in investing activities	(348,511)	(341,776)
Financing activities
Borrowings (repayments) of notes payable, net	(42,200)	943,000
Repayment of other long-term debt	(8)	(773,000)
Repayment of securitized utility tariff bonds	(14,547)	(13,780)
Issuance of common stock	3,561	3,368
Dividends paid	(80,306)	(74,672)
Tax withholdings related to net share settlements of stock compensation	(2,614)	(987)
Cash provided by (used in) financing activities	(136,114)	83,929
Change in cash, cash equivalents, restricted cash and restricted cash equivalents	(35,816)	(6,921)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	78,537	39,387
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$42,721	$32,466
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$69,972	$70,201
Cash paid (received) for state income taxes	$715	$(1,832)
Cash paid for federal income taxes	$7,013	$600
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)	Common Stock Issued	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity
	(Shares)	(Thousands of dollars)
January 1, 2025	59,876,861	$599	$2,294,469	$809,606	$(126)	$3,104,548
Net income	—	—	—	119,419	—	119,419
Other comprehensive income	—	—	—	—	124	124
Common stock issued and other	52,229	—	1,097	—	—	1,097
Common stock dividends - $0.67 per share	—	—	423	(40,576)	—	(40,153)
March 31, 2025	59,929,090	$599	$2,295,989	$888,449	$(2)	$3,185,035
Net income	—	—	—	32,033	—	32,033
Other comprehensive income	—	—	—	—	46	46
Common stock issued and other	69,144	1	7,373	—	—	7,374
Common stock dividends - $0.67 per share	—	—	463	(40,616)	—	(40,153)
June 30, 2025	59,998,234	$600	$2,303,825	$879,866	$44	$3,184,335

January 1, 2024	56,545,924	$565	$2,028,755	$737,739	$(1,182)	$2,765,877
Net income	—	—	—	99,317	—	99,317
Other comprehensive income	—	—	—	—	(10)	(10)
Common stock issued and other	23,472	1	2,136	—	—	2,137
Common stock dividends - $0.66 per share	—	—	277	(37,613)	—	(37,336)
March 31, 2024	56,569,396	$566	$2,031,168	$799,443	$(1,192)	$2,829,985
Net income	—	—	—	27,243	—	27,243
Other comprehensive income	—	—	—	—	8	8
Common stock issued and other	81,442	1	6,971	—	—	6,972
Common stock dividends - $0.66 per share	—	—	375	(37,710)	—	(37,335)
June 30, 2024	56,650,838	$567	$2,038,514	$788,976	$(1,184)	$2,826,873
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Our accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. These statements also have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The 2024 year-end consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes in our Annual Report. Our significant accounting policies are described in Note 1 of our Notes to Consolidated Financial Statements in our Annual Report. The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Although management believes these estimates are reasonable, actual results could differ materially from these estimates. Due to the seasonal nature of our business, the results of operations for the six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for a 12-month period.

Organization and Nature of Operations - We provide natural gas distribution services to approximately 2.3 million customers in Oklahoma, Kansas and Texas through our three divisions, Oklahoma Natural Gas, Kansas Gas Service and Texas Gas Service, respectively. We primarily serve residential, commercial and transportation customers in all three states.

Segments - We operate in one reportable business segment: regulated public utilities that deliver natural gas primarily to residential, commercial and transportation customers. Our accounting policies are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report. We evaluate our financial performance principally on net income. For the three and six months ended June 30, 2025 and 2024, we had no single external customer from which we received 10 percent or more of our gross revenues.

Property, Plant and Equipment and Asset Removal Costs - Accounts payable for construction work in progress and asset removal costs decreased by approximately $9.1 million and $11.7 million for the six months ended June 30, 2025 and 2024, respectively. Such amounts are not included in capital expenditures or asset removal costs in our consolidated statements of cash flows until paid.

Accounts Receivable, Net - Accounts receivable represent valid claims against nonaffiliated customers for natural gas sold or services rendered. We assess the creditworthiness of our customers. Those customers who do not meet minimum standards may be required to provide security, including deposits and other forms of collateral, when appropriate and allowed by our tariffs. With approximately 2.3 million customers across three states, we are not exposed materially to a concentration of credit risk. We maintain an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, consideration of the current environment and other information. We recover natural gas costs related to accounts written off when they are deemed uncollectible through the purchased-gas cost adjustment mechanisms in each of our jurisdictions. At June 30, 2025 and December 31, 2024, our allowance for doubtful accounts was $14.9 million and $14.9 million, respectively.

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

2.    REVENUE

The following table sets forth our revenues disaggregated by source for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(Thousands of dollars)
Natural gas sales to customers	$364,187	$298,351	$1,239,435	$987,856
Transportation revenues	30,717	29,587	74,465	69,554
Securitization customer charges (Note 14)	13,205	11,555	24,842	23,226
Miscellaneous revenues	6,693	5,757	13,317	12,065
Total revenues from contracts with customers	414,802	345,250	1,352,059	1,092,701
Other revenues - natural gas sales related	5,553	6,227	729	14,222
Other revenues	3,386	2,660	6,143	5,534
Total other revenues	8,939	8,887	6,872	19,756
Total revenues	$423,741	$354,137	$1,358,931	$1,112,457

Accrued unbilled natural gas sales revenues at June 30, 2025 and December 31, 2024, were $86.2 million and $212.0 million, respectively, and are included in accounts receivable on our consolidated balance sheets.

3.    REGULATORY ASSETS AND LIABILITIES

The tables below present a summary of regulatory assets and liabilities, net of amortization, for the periods indicated:

	June 30, 2025
	Current	Noncurrent	Total
	(Thousands of dollars)
Winter weather event costs	$—	$979	$979
Under-recovered purchased-gas costs	19,286	—	19,286
Pension and postemployment benefit costs, net	1,358	224,820	226,178
Reacquired debt costs	723	1,627	2,350
MGP remediation costs	1,000	29,567	30,567
Ad-valorem tax	4,705	—	4,705
WNA	14,098	—	14,098
Customer credit deferrals	8,374	1,138	9,512
Other, net	6,473	(4,061)	2,412
Total regulatory assets	56,017	254,070	310,087
Income tax rate changes	—	(454,458)	(454,458)
Over-recovered purchased-gas costs	(66,959)	—	(66,959)
Total regulatory liabilities	(66,959)	(454,458)	(521,417)
Net regulatory assets and liabilities	$(10,942)	$(200,388)	$(211,330)

	December 31, 2024
	Current	Noncurrent	Total
	(Thousands of dollars)
Winter weather event costs	$9,051	$15,938	$24,989
Under-recovered purchased-gas costs	43,819	—	43,819
Pension and postemployment benefit costs, net	1,358	224,837	226,195
Reacquired debt costs	723	1,989	2,712
MGP remediation costs	1,000	30,067	31,067
Ad-valorem tax	14,066	—	14,066
WNA	26,684	—	26,684
Customer credit deferrals	255	3,639	3,894
Other, net	4,254	1,536	5,790
Total regulatory assets	101,210	278,006	379,216
Income tax rate changes	—	(467,563)	(467,563)
Over-recovered purchased-gas costs	(22,525)	—	(22,525)
Total regulatory liabilities	(22,525)	(467,563)	(490,088)
Net regulatory assets and liabilities	$78,685	$(189,557)	$(110,872)

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

Other regulatory assets and liabilities - Purchased-gas costs represent the natural gas costs that have been over- or under-recovered from customers through the purchased-gas cost adjustment mechanisms, and includes natural gas utilized in our operations and premiums paid and any cash settlements received from our purchased natural gas call options or swap agreements.

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

Recovery through rates resulted in amortization of regulatory assets of approximately $1.4 million and $2.4 million for the three months ended June 30, 2025 and 2024, respectively, and approximately $7.4 million and $9.5 million for the six months ended June 30, 2025 and 2024, respectively.

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

The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. At June 30, 2025, our total debt-to-capital ratio was 50.7 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement. Excluding the debt of KGSS-I, which is non-recourse to us, our total debt-to-capital ratio was 48.5 percent. We may reduce the unutilized portion of the ONE Gas Credit Agreement in whole or in part without premium or penalty. The ONE Gas Credit Agreement contains customary events of default. Upon the occurrence of certain events of default, our obligations under the ONE Gas Credit Agreement may be accelerated and the commitments may be terminated.

At June 30, 2025, we had $1.35 million in letters of credit issued and no borrowings under the ONE Gas Credit Agreement, with approximately $1.349 billion of remaining credit, which is available to repay our commercial paper borrowings.

Under our commercial paper program, we may issue unsecured commercial paper up to the maximum amount of $1.35 billion to fund short-term borrowing needs. The maturities of the commercial paper vary but may not exceed 270 days from the date of issue. Commercial paper is generally sold at par less a discount representing an interest factor. At June 30, 2025 and December 31, 2024, we had $872.4 million and $914.6 million of commercial paper outstanding with a weighted-average interest rate of 4.68 percent and 4.77 percent, respectively.

5.    LONG-TERM DEBT

The table below presents a summary of our long-term debt outstanding for the periods indicated:

		June 30,	December 31,
	Interest Rate	2025	2024
		(Thousands of dollars)
Senior Notes due:
April 2029	5.100%	$550,000	$550,000
May 2030	2.000%	300,000	300,000
September 2032	4.250%	300,000	300,000
February 2044	4.658%	600,000	600,000
November 2048	4.500%	400,000	400,000
Total Senior Notes		2,150,000	2,150,000
KGSS-I Securitized Utility Tariff Bonds	5.486%	272,798	287,345
Unamortized discounts, net of premiums, on long-term debt		(3,725)	(3,624)
Debt issuance costs (a)		(19,664)	(20,691)
Other	8.000%	1,218	1,226
Total long-term debt, net		2,400,627	2,414,256
Less: current maturities of KGSS-I securitized utility tariff bonds, net		29,750	28,956
Less: current maturities of other long-term debt, net		14	14
Noncurrent portion of long-term debt, net		$2,370,863	$2,385,286
(a) Includes issuance costs and discounts for the KGSS-I Securitized Utility Tariff Bonds of $4.5 million and $4.8 million, at June 30, 2025 and December 31, 2024, respectively.

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

6.    EQUITY

In May 2025, we entered into an underwriting agreement and a forward sale agreement for 2.5 million shares of our common stock and granted the underwriter an option to purchase up to 375,000 additional shares of our common stock, which was not exercised. The forward sale agreement provides for settlement on a date, or dates, to be specified at our discretion, but which will occur no later than December 31, 2026.

In February 2023, we entered into an at-the-market equity distribution agreement under which we may issue and sell shares of our common stock with an aggregate offering price up to $300 million. Sales of common stock are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. At June 30, 2025, we had $225.5 million of equity available for issuance under the program.

The following table summarizes all of our outstanding forward sale agreements at June 30, 2025:

Maturity	Original Shares	Remaining Shares	Forward Price	Net Proceeds Available
	(Shares)	(Shares)	(Per share)	(Thousands of dollars)
December 31, 2025	1,200,000	223,000	$74.64	$16,644
December 31, 2025	180,000	180,000	74.59	13,425
December 31, 2026	2,500,000	2,500,000	78.47	196,167
Total forward sale agreements	3,880,000	2,903,000	$77.93	$226,236

Dividends Declared - In August 2025, we declared a dividend of $0.67 per share ($2.68 per share on an annualized basis) for shareholders of record as of August 18, 2025, payable on September 3, 2025.

7.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the effect of reclassifications from accumulated other comprehensive income (loss) in our consolidated statements of income for the periods indicated:

	Three Months Ended		Six Months Ended		Affected Line Item in the
Details About Accumulated Other	June 30,		June 30,		Consolidated Statements
Comprehensive Income (Loss) Components	2025	2024	2025	2024	of Income
	(Thousands of dollars)
Pension and other postemployment benefit plan obligations (a)
Amortization of net gain (loss)	$(1,834)	$(1,442)	$(3,668)	$(2,884)
Amortization of unrecognized prior service credit (cost)	(93)	(93)	(186)	(186)
	(1,927)	(1,535)	(3,854)	(3,070)
Regulatory adjustments (b)	1,928	1,536	3,855	3,071
Amounts reclassified from accumulated other comprehensive income (loss)	1	1	1	1	Other income (expense), net
Available-for-sale securities
Amounts reclassified from accumulated other comprehensive income (loss)	4	(11)	7	(10)	Other income (expense), net
Total available-for-sale securities	4	(11)	7	(10)
Total reclassifications before tax	5	(10)	8	(9)	Income before income taxes
Tax effect of reclassifications	(1)	2	(2)	2	Income tax expense
Net reclassifications for the period	$4	$(8)	$6	$(7)	Net income
(a) These components of accumulated other comprehensive income (loss) are included in the computation of net periodic benefit cost (credit). See Note 9 for additional detail of our net periodic benefit cost (credit).
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

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Three Months Ended June 30, 2025
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$32,033	60,113	$0.53
Diluted EPS Calculation
Effect of dilutive securities	—	342
Net income available for common stock and common stock equivalents	$32,033	60,455	$0.53

	Three Months Ended June 30, 2024
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$27,243	56,750	$0.48
Diluted EPS Calculation
Effect of dilutive securities	—	77
Net income available for common stock and common stock equivalents	$27,243	56,827	$0.48

	Six Months Ended June 30, 2025
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$151,452	60,095	$2.52
Diluted EPS Calculation
Effect of dilutive securities	—	266
Net income available for common stock and common stock equivalents	$151,452	60,361	$2.51

	Six Months Ended June 30, 2024
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$126,560	56,740	$2.23
Diluted EPS Calculation
Effect of dilutive securities	—	73
Net income available for common stock and common stock equivalents	$126,560	56,813	$2.23

9.    EMPLOYEE BENEFIT PLANS

The following tables set forth the components of net periodic benefit cost (credit) for our pension, inclusive of our defined benefit pension plan and supplemental executive retirement plan, and other postemployment benefit plans for the periods indicated:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(Thousands of dollars)
Components of net periodic benefit cost (credit)
Service cost	$1,337	$1,551	$2,674	$3,102
Interest cost (a)	10,042	10,281	20,084	20,562
Expected return on assets (a)	(11,910)	(14,757)	(23,820)	(29,514)
Amortization of unrecognized prior service cost (credit) (a)	93	93	186	186
Amortization of net loss (gain) (a)	1,865	1,446	3,730	2,892
Net periodic benefit cost (credit)	$1,427	$(1,386)	$2,854	$(2,772)
(a) These amounts, net of any amounts capitalized as a regulatory asset, have been recognized as other (income) expense, net in the consolidated statement of income. See Note 11 for additional detail.

	Other Postemployment Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(Thousands of dollars)
Components of net periodic benefit cost (credit)
Service cost	$123	$152	$246	$304
Interest cost (a)	2,069	2,045	4,138	4,090
Expected return on assets (a)	(2,212)	(2,284)	(4,424)	(4,568)
Amortization of unrecognized prior service cost (credit) (a)	—	—	—	—
Amortization of net loss (gain) (a)	(31)	(4)	(62)	(8)
Net periodic benefit cost (credit)	$(51)	$(91)	$(102)	$(182)
(a) These amounts, net of any amounts capitalized as a regulatory asset, have been recognized as other (income) expense, net in the consolidated statement of income. See Note 11 for additional detail.

We recover qualified pension benefit plan and other postemployment benefit plan costs through rates charged to our customers. Certain regulatory authorities require that the recovery of these costs be based on specific guidelines. The difference between these regulatory-based amounts and the periodic benefit cost calculated pursuant to GAAP is deferred as a regulatory asset or liability and amortized to expense over periods in which this difference will be recovered in rates, as authorized by the applicable regulatory authorities. For the six months ended June 30, 2025 and 2024, regulatory deferrals related to net periodic benefit cost (credit) were $(0.5) million and $2.4 million, respectively.

We capitalize all eligible service cost and non-service credit components under the accounting requirements of ASC Topic 980 (Regulated Operations) for rate-regulated entities. Capitalized non-service credits reflected as a regulatory liability in our consolidated balance sheets were $6.7 million at June 30, 2025 and December 31, 2024. See Note 3 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information.

Nonqualified Deferred Compensation Plan - We have a nonqualified deferred compensation plan with obligations of $20.3 million and $18.9 million at June 30, 2025 and December 31, 2024, respectively, which are reported within other deferred credits in our consolidated balance sheets. These obligations represent the amount owed to plan participants and are treated as if invested in specified investment options. A significant portion of the obligation is indirectly funded with key-person corporate-owned life insurance policies to offset costs associated with our nonqualified deferred compensation plan and the supplemental executive retirement plan. These corporate-owned life insurance policies are measured at cash surrender value of $43.7 million and $41.5 million at June 30, 2025 and December 31, 2024, respectively, and are reported within other assets in our consolidated balance sheets.

Gains (losses) on the corporate-owned life insurance policies are recognized in other income (expense), net within our consolidated statements of income; see Note 11 for additional detail of our other income (expense), net. Deferred compensation expense (income) associated with the nonqualified deferred compensation plan is recognized in operations and maintenance expense within our consolidated statements of income were $1.1 million and $1.4 million for six months ended June 30, 2025 and 2024, respectively.

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

At June 30, 2025, we had no uncertain tax positions. We are no longer subject to income tax examination for years prior to 2020. Changes in tax laws or tax rates are recognized in the financial reporting period that includes the enactment date. We are currently evaluating the impact from the One Big Beautiful Bill Act.

Income tax expense reflects credits for the amortization of the regulatory liability associated with EDIT that was returned to customers of $2.1 million and $1.8 million for the three months ended June 30, 2025 and 2024, respectively, and $10.2 million and $11.9 million for the six months ended June 30, 2025 and 2024, respectively.

11.    OTHER INCOME AND OTHER EXPENSE

The following table sets forth the components of other income and other expense for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(Thousands of dollars)
Net periodic benefit credit other than service cost	$356	$547	$688	$1,556
Earnings on investments associated with nonqualified deferred compensation plans	2,062	525	2,209	2,701
Unrealized gain (loss) on marketable equity securities	184	—	184	—
Other income (expense), net	(30)	(95)	9	228
Total other income, net	$2,572	$977	$3,090	$4,485

12.    COMMITMENTS AND CONTINGENCIES

Environmental Matters - We are subject to multiple laws and regulations regarding protection of the environment and natural and cultural resources, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, plant and wildlife protection, hazardous materials use, storage and transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits or the discovery of presently unknown environmental conditions may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the CAA and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation and remediation compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and six months ended June 30, 2025 and 2024.

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

We have an AAO that allows Kansas Gas Service to defer and seek recovery of costs necessary for investigation and remediation at, and nearby, these 12 former MGP sites that are incurred after January 1, 2017. In January 2025, Kansas Gas Service requested to increase the cap on the AAO to $32.0 million from $15.0 million. The original $15.0 million cap approved in 2017 was the result of a unanimous settlement agreement and contained additional reporting requirements and obligations. In May 2025, Kansas Gas Service, the KCC staff and the Citizens’ Utility Ratepayer Board filed a unanimous settlement agreement with the KCC agreeing to increase the cap to $32.0 million and to leave all of the other provisions of the 2017 settlement agreement in place. The KCC issued an order approving the settlement agreement in July 2025.

Pursuant to the AAO, costs approved for recovery in a future rate proceeding are to be amortized over a 15-year period. The unamortized amounts are not included in rate base or accumulate carrying charges. Following a determination that future investigation and remediation work approved by the KDHE exceeds $32.0 million, net of any related insurance recoveries, Kansas Gas Service is required to file an application with the KCC for approval to increase the $32.0 million cap. At June 30, 2025 and December 31, 2024, we have deferred $30.6 million and $31.1 million, respectively, for accrued investigation and remediation costs, net of insurance proceeds, pursuant to our AAO.

We also own or retain legal responsibility for certain environmental conditions at a former MGP site in Texas. At the request of the TCEQ, we began investigating the level and extent of contamination associated with the site under their Texas Risk Reduction Program. A preliminary site investigation revealed that this site contains contaminants generally associated with MGP sites and is subject to control or remediation under various environmental laws and regulations. At June 30, 2025, estimated costs associated with expected remediation activities for this site are not material.

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and six months ended June 30, 2025 and 2024. The reserve for remediation of our MGP sites was $14.0 million and $14.3 million at June 30, 2025 and December 31, 2024, respectively.

Environmental Footprint - We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation, and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows for the three and six months ended June 30, 2025 and 2024.

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

Swaps - At June 30, 2025, we held over-the-counter natural gas fixed-price swaps for the heating season ending March 2026 with a total notional amount of 7.65 Bcf. At December 31, 2024, we held over-the-counter natural gas fixed-price swaps for the heating season ending March 2025 with a total notional amount of 6.20 Bcf.

Options - At June 30, 2025, we held purchased natural gas call options for the heating season ending March 2026 with total notional amount of 0.80 Bcf, for which we paid premiums of $0.8 million. At December 31, 2024, we held purchased natural gas call options for the heating season ending March 2025 with total notional amount of 0.60 Bcf, for which we paid premiums of $0.6 million.

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

The following tables summarize, by level within the fair value hierarchy, our derivative and other assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2025 and December 31, 2024:

	June 30, 2025
	Level 1	Level 2	Netting (c)	Total
	(Thousands of dollars)
Assets:
United States treasury notes (b)	$8,298	$—	$—	$8,298
Corporate bonds (b)	—	14,022	—	14,022
Marketable equity securities (d)	1,421	—	—	1,421
Total assets	$9,719	$14,022	$—	$23,741
Liabilities:
Derivative instruments - swaps (a)	$—	$2,072	$—	$2,072
(a) The fair value is included in other current assets and other current liabilities in our consolidated balance sheets.
(b) The fair value is included in other current and noncurrent assets in our consolidated balance sheets.
(c) Our over-the-counter natural gas fixed-price swaps are presented on a net basis when the right of offset exists.
(d) The fair value is included in other current assets in our consolidated balance sheets.

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

The estimated fair value of our long-term debt, including current maturities, was $2.3 billion and $2.2 billion at June 30, 2025 and December 31, 2024, respectively. The estimated fair value of our long-term debt was determined using quoted market prices, and is classified as Level 2.

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

The following table summarizes the impact of KGSS-I on our consolidated balance sheets:

	June 30,	December 31,
	2025	2024
	(Thousands of dollars)
Restricted cash and cash equivalents	$22,176	$20,542
Accounts receivable	5,207	4,659
Securitized intangible asset, net	248,965	265,951
Total assets	$276,348	$291,152
Current maturities of securitized utility tariff bonds	$29,750	$28,956
Accounts payable	121	319
Accrued interest	6,236	6,568
Securitized utility tariff bonds, excluding current maturities, net of discounts and issuance costs $4.5 million and $4.8 million, as of June 30, 2025 and December 31, 2024, respectively	238,501	253,568
Paid-in capital	1,680	1,681
Retained earnings	60	60
Total liabilities and equity	$276,348	$291,152

The following table summarizes the impact of KGSS-I on our consolidated statements of income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(Thousands of dollars)
Operating revenues	$13,205	$11,555	$24,842	$23,226
Operating expense	(111)	(110)	(221)	(221)
Amortization expense	(9,292)	(7,295)	(16,986)	(14,680)
Interest income	112	152	260	340
Interest expense	(3,879)	(4,266)	(7,823)	(8,593)
Income before income taxes	35	36	72	72
Income taxes	(6)	—	—	—
Net income	$29	$36	$72	$72

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the Notes to Consolidated Financial Statements in in this Quarterly Report, as well as our Annual Report. Due to the seasonal nature of our business, the results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for a 12-month period.

RECENT DEVELOPMENTS

Dividend - In August 2025, we declared a dividend of $0.67 per share ($2.68 per share on an annualized basis) for shareholders of record as of August 18, 2025, payable on September 3, 2025.

In June 2025, Texas House Bill 4384 was signed into law, allowing gas utilities in Texas to defer, and later recover, specific costs related to property, plant and equipment placed in service, but not yet reflected in base rates, including depreciation, ad valorem taxes, and a carrying cost. The RRC is required to adopt rules to implement the new law within 270 days of the effective date. Texas Gas Service intends to apply the new provisions to property, plant and equipment placed in service but not yet reflected in rates in the third quarter of 2025.

In May 2025, we entered into an underwriting agreement and a forward sale agreement for 2.5 million shares of our common stock and granted the underwriter an option to purchase up to 375,000 additional shares of our common stock, which was not exercised. The forward sale agreement provides for settlement on a date, or dates, to be specified at our discretion, but which will occur no later than December 31, 2026.

REGULATORY ACTIVITIES

Oklahoma - On February 27, 2025, Oklahoma Natural Gas filed its required PBRC application for the year ended December 2024. The filed request included a $41.5 million base rate revenue increase, $2.4 million energy efficiency incentive, and $13.2 million of estimated EDIT to be credited to customers in 2026. The parties reached a settlement which included a $41.1 million base rate revenue increase, a $2.4 million energy efficiency incentive, and $17.9 million of estimated EDIT to be credited to customers in February 2026. On June 12, 2025, the administrative law judge recommended approval of the settlement at the hearing on the merits. Interim rates, subject to refund until an order from the OCC, were implemented on June 27, 2025. The OCC issued an order approving the settlement on July 23, 2025.

Kansas - In April 2025, Kansas Gas Service submitted an application to the KCC requesting an increase of approximately $7.2 million related to its GSRS. In July 2025, the KCC approved a $7.2 million increase effective August 2025.

Texas - In June 2025, Texas Gas Service filed a rate case for all customers in the Central-Gulf, West-North and Rio Grande Valley service areas requesting a $41.1 million revenue increase. The filing includes a request to consolidate all service areas into a single division. Texas Gas Service filed this rate case directly with the cities in each service area, which includes the city of Austin, the City of El Paso and the RRC for the unincorporated areas. This filing is based on a 10.4 percent return on equity and a 59.9 percent common equity ratio. New rates are expected to take effect in the first quarter of 2026.

West-North Service Area - In February 2025, Texas Gas Service made a GRIP filing for all customers in the West-North service area, requesting a $8.2 million increase to be effective in June 2025. In May 2025, the RRC approved an increase of $8.2 million, and new rates became effective in June 2025.
Central-Gulf Service Area - In February 2025, Texas Gas Service made a GRIP filing for all customers in the Central-Gulf service area, requesting a $15.4 million increase to be effective in June 2025. In May 2025, the RRC approved an increase of $15.4 million, and new rates became effective in June 2025.

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

Selected Financial Results - For the three months ended June 30, 2025, net income was $32.0 million, or $0.53 per diluted share, compared with $27.2 million, or $0.48 per diluted share, in the same period last year. For the six months ended June 30, 2025, net income was $151.5 million, or $2.51 per diluted share, compared with $126.6 million, or $2.23 per diluted share, in the same period last year.

The following table sets forth certain selected financial results for our operations for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2025 vs. 2024		2025 vs. 2024
Financial Results	2025	2024	2025	2024	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars, except percentages)
Natural gas sales	$369.5	$306.8	$1,239.9	$1,000.9	$62.7	20%	$239.0	24%
Transportation revenues	31.0	30.3	74.8	70.7	0.7	2%	4.1	6%
Securitization customer charges	13.2	11.5	24.8	23.2	1.7	15%	1.6	7%
Other revenues	10.0	5.6	19.5	17.7	4.4	79%	1.8	10%
Total revenues	$423.7	$354.2	$1,359.0	$1,112.5	$69.5	20%	$246.5	22%
Cost of natural gas	117.9	72.0	630.4	455.0	45.9	64%	175.4	39%
Operating costs	154.6	140.4	315.2	293.3	14.2	10%	21.9	7%
Depreciation and amortization	79.3	72.5	161.0	149.1	6.8	9%	11.9	8%
Operating income	$71.9	$69.3	$252.4	$215.1	$2.6	4%	$37.3	17%
Capital expenditures and asset removal costs	$190.1	$194.6	$367.8	$374.0	$(4.5)	(2)%	$(6.2)	(2)%

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

Cost of natural gas includes commodity purchases, fuel, storage, transportation, hedging costs and settlement proceeds for natural gas price volatility mitigation programs approved by our regulators and other gas purchase costs recovered through our cost of natural gas regulatory mechanisms but does not include an allocation of general operating costs or depreciation and amortization. These regulatory mechanisms provide a method of recovering natural gas costs on an ongoing basis without a profit. Therefore, although our revenues will fluctuate with the cost of natural gas that we pass through to our customers, operating income is not affected by fluctuations in the cost of natural gas.

Operating income increased $2.6 million for the three months ended June 30, 2025, compared with the same period last year, due primarily to the following:

•an increase of $21.1 million from new rates;
•an increase of $2.1 million due to higher sales volumes, net of the impact of WNA mechanisms; and
•an increase of $1.5 million in residential sales due primarily to net customer growth in Oklahoma and Texas.

These increases were partially offset by:

•an increase of $6.8 million in depreciation and amortization expense from additional capital investment;
•an increase of $5.7 million in employee-related costs;
•an increase of $5.0 million due to ad valorem taxes;
•an increase of $1.6 million in bad debt expense; and
•a carrying charge of $2.9 million refunded to Oklahoma customers from the settlement of a disputed gas purchase invoice.

Operating income increased $37.3 million for the six months ended June 30, 2025, compared with the same period last year, due primarily to the following:

•an increase of $73.0 million from new rates; and
•an increase of $3.9 million in residential sales due primarily to net customer growth in Oklahoma and Texas.

These increases were partially offset by:

•an increase of $11.9 million in depreciation and amortization expense from additional capital investment;
•an increase of $9.7 million due to ad valorem taxes;
•an increase of $9.0 million in employee-related costs;
•an increase of $2.3 million in bad debt expense;
•an increase of $1.7 million in insurance expense; and
•a carrying charge of $2.9 million refunded to Oklahoma customers from the settlement of a disputed gas purchase invoice.

Other Factors Affecting Net Income - Other factors that affected net income for the three months ended June 30, 2025, compared to the same period last year, include an increase of $1.6 million in other income (expense), net due primarily to a $1.5 million increase in the gain on investments associated with our nonqualified employee benefit plans.

Other factors that affected net income for the six months ended June 30, 2025, compared with the same period last year, include a decrease of $1.4 million in other income (expense), net due primarily to a $0.9 million decrease in net periodic benefit credit other than service costs and a $0.5 million decrease in the market value of investments associated with our nonqualified employee benefit plans.

Additionally, net income for the three and six months ended June 30, 2025 and 2024, includes a decrease in interest expense, net of $1.7 million and an increase of $2.6 million, respectively. The decrease in interest expense, net for three months ended June 30, 2025 is due primarily to a lower weighted-average interest rate on outstanding commercial paper compared to the same period last year. The increase in interest expense, net for the six months ended June 30, 2025 is due primarily to the reopening of the outstanding 5.10 percent senior notes in August 2024 to issue an additional $250 million.

EDIT - Income tax expense reflects credits for the amortization of the regulatory liability associated with EDIT that were returned to customers of $2.1 million and $1.8 million for the three months ended June 30, 2025 and 2024, respectively, and credits of $10.2 million and $11.9 million for the six months ended June 30, 2025 and 2024, respectively.

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

Capital expenditures and asset removal costs were $4.5 million and $6.2 million lower for the three and six months ended June 30, 2025, respectively, compared with the same periods last year. Our full-year capital expenditures and asset removal costs are expected to be approximately $750 million for 2025.

Selected Operating Information - The following tables set forth certain selected operating information for the periods indicated:

	Three Months Ended								Variances
	June 30,								2025 vs. 2024
(in thousands)	2025				2024				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	850	600	674	2,124	844	595	667	2,106	6	5	7	18
Commercial and industrial	78	51	35	164	77	51	35	163	1	—	—	1
Other	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	5	1	11	5	6	1	12	—	(1)	—	(1)
Total customers	933	656	713	2,302	926	652	706	2,284	7	4	7	18

	Six Months Ended								Variances
	June 30,								2025 vs. 2024
(in thousands)	2025				2024				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	851	601	673	2,125	844	597	667	2,108	7	4	6	17
Commercial and industrial	78	51	35	164	78	51	35	164	—	—	—	—
Other	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	5	1	11	5	6	1	12	—	(1)	—	(1)
Total customers	934	657	712	2,303	927	654	706	2,287	7	3	6	16

The increase in the average number of customers for the periods presented is due primarily to the connection of new customers resulting from the extension and expansion of our system in our service areas. For the three months ended June 30, 2025, our average customer count includes approximately 5,800 new customer connections during the period. For the six months ended June 30, 2025, our average customer count includes approximately 11,400 new customer connections during the period. For the year ended December 31, 2024, our average customer count included approximately 23,000 new customer connections.

The following table reflects total volumes delivered, excluding the effects of WNA mechanisms on sales volumes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Volumes (MMcf)	2025	2024	2025	2024
Natural gas sales
Residential	12,589	10,564	71,510	62,917
Commercial and industrial	5,761	5,146	24,987	22,191
Other	518	248	1,655	1,304
Total sales volumes delivered	18,868	15,958	98,152	86,412
Transportation	48,731	52,267	114,073	115,666
Total volumes delivered	67,599	68,225	212,225	202,078

The impact of weather on residential and commercial natural gas sales is tempered by WNA mechanisms in all jurisdictions.

The following table sets forth the HDDs by state for the periods indicated:

	Three Months Ended
	June 30,
	2025		2024		2025 vs. 2024	2025	2024
HDDs	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	164	230	117	230	40%	71%	51%
Kansas	319	397	221	394	44%	80%	56%
Texas	64	46	40	45	60%	139%	89%

	Six Months Ended
	June 30,
	2025		2024		2025 vs. 2024	2025	2024
HDDs	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	2,080	2,027	1,798	2,030	16%	103%	89%
Kansas	2,929	2,883	2,422	2,854	21%	102%	85%
Texas	1,051	994	899	1,004	17%	106%	90%

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

Short-term Debt - The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. At June 30, 2025, our total debt-to-capital ratio was 50.7 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement. Excluding the debt of KGSS-I, which is non-recourse to us, our total debt-to-capital ratio was 48.5 percent. We may reduce the unutilized portion of the ONE Gas Credit Agreement in whole or in part without premium or penalty. The ONE Gas Credit Agreement contains customary events of default. Upon the occurrence of certain events of default, the obligations under the ONE Gas Credit Agreement may be accelerated and the commitments may be terminated.

At June 30, 2025, we had $1.35 million in letters of credit issued and no borrowings under the ONE Gas Credit Agreement, with approximately $1.349 billion of remaining credit, which is available to repay our commercial paper borrowings.

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

Under our commercial paper program, we may issue unsecured commercial paper up to the maximum amount of $1.35 billion to fund short-term borrowing needs. The maturities of the commercial paper vary but may not exceed 270 days from the date of issue. Commercial paper is generally sold at par less a discount representing an interest factor. At June 30, 2025 and December 31, 2024, we had $872.4 million and $914.6 million of commercial paper outstanding with a weighted-average interest rate of 4.68 percent and 4.77 percent, respectively.

Senior Notes - At June 30, 2025, our long-term debt-to-capital ratio was 43.0 percent. Excluding the debt of KGSS-I, which is non-recourse to us, our long-term debt-to-capital ratio was 40.1 percent. See Note 14 of the Notes to Consolidated Financial Statements in this Quarterly Report for information with respect to KGSS-I.

At June 30, 2025, we had outstanding $2.2 billion of Senior Notes with none due within the next year. The indenture governing our Senior Notes includes an event of default upon the acceleration of other indebtedness of $100 million or more. Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding Senior Notes to declare those Senior Notes immediately due and payable in full.

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

Credit Ratings - Our credit ratings at June 30, 2025, were:

Rating Agency	Long-term Rating	Short-term Rating	Outlook
Moody’s	A3	Prime-2	Stable
S&P	A-	A-2	Stable

We intend to maintain credit metrics at a level that supports our balanced approach to capital investment and a return of capital to shareholders via a dividend that we believe will be competitive with our peer group.

Securitized Utility Tariff Bonds - At June 30, 2025, we had outstanding $272.8 million of 5.486 percent KGSS-I Securitized Utility Tariff Bonds with $29.8 million due within the next year. The bonds are governed by an indenture between KGSS-I and the indenture trustee. The indenture contains certain covenants that restrict KGSS-I’s ability to sell, transfer, convey, exchange, or otherwise dispose of its assets.

Equity Issuances - In May 2025, we entered into an underwriting agreement and a forward sale agreement for 2.5 million shares of our common stock and granted the underwriter an option to purchase up to 375,000 additional shares of our common stock, which was not exercised. The forward sale agreement provides for settlement on a date, or dates, to be specified at our discretion, but which will occur no later than December 31, 2026.

In February 2023, we entered into an at-the-market equity distribution agreement under which we may issue and sell shares of our common stock with an aggregate offering price up to $300 million. Sales of common stock are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. At June 30, 2025, we had $225.5 million of equity available for issuance under the program.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Six Months Ended
	June 30,		Variance
	2025	2024	2025 vs. 2024
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$448.8	$250.9	$197.9
Investing activities	(348.5)	(341.8)	(6.7)
Financing activities	(136.1)	83.9	(220.0)
Change in cash, cash equivalents, restricted cash and restricted cash equivalents	(35.8)	(7.0)	(28.8)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	78.5	39.4	39.1
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$42.7	$32.4	$10.3

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

Operating cash flows were higher for the six months ended June 30, 2025, compared with the prior period, due primarily to working capital changes related to the recovery of regulatory assets.

Investing Cash Flows - Cash used in investing activities increased for the six months ended June 30, 2025, compared with the prior period, due primarily to an increase in capital expenditures for system integrity and extension of service to new areas.

Financing Cash Flows - Cash used in financing activities increased for the six months ended June 30, 2025, compared with the prior period, due primarily to the repayment of notes payable.

ENVIRONMENTAL, SAFETY AND REGULATORY MATTERS

Environmental Matters - We are subject to multiple laws and regulations regarding protection of the environment and natural and cultural resources, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, plant and wildlife protection, hazardous materials use, storage and transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits or the discovery of presently unknown environmental conditions may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the CAA and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation and remediation compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and six months ended June 30, 2025 and 2024.

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

We have an AAO that allows Kansas Gas Service to defer and seek recovery of costs necessary for investigation and remediation at, and nearby, these 12 former MGP sites that are incurred after January 1, 2017. In January 2025, Kansas Gas Service requested to increase the cap on the AAO to $32.0 million from $15.0 million. The original $15.0 million cap approved in 2017 was the result of a unanimous settlement agreement and contained additional reporting requirements and obligations. In May 2025, Kansas Gas Service, the KCC staff and the Citizens’ Utility Ratepayer Board filed a unanimous settlement agreement with the KCC agreeing to increase the cap to $32.0 million and to leave all of the other provisions of the 2017 settlement agreement in place. The KCC issued an order approving the settlement agreement in July 2025.

Pursuant to the AAO, costs approved for recovery in a future rate proceeding are to be amortized over a 15-year period. The unamortized amounts are not included in rate base or accumulate carrying charges. Following a determination that future investigation and remediation work approved by the KDHE exceeds $32.0 million, net of any related insurance recoveries, Kansas Gas Service is required to file an application with the KCC for approval to increase the $32.0 million cap. At June 30, 2025 and December 31, 2024, we have deferred $30.6 million and $31.1 million, respectively, for accrued investigation and remediation costs, net of insurance proceeds, pursuant to our AAO.

We also own or retain legal responsibility for certain environmental conditions at a former MGP site in Texas. At the request of the TCEQ, we began investigating the level and extent of contamination associated with the site under their Texas Risk Reduction Program. A preliminary site investigation revealed that this site contains contaminants generally associated with MGP sites and is subject to control or remediation under various environmental laws and regulations. At June 30, 2025, estimated costs associated with expected remediation activities for this site are not material.

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and six months ended June 30, 2025 and 2024. The reserve for remediation of our MGP sites was $14.0 million and $14.3 million at June 30, 2025 and December 31, 2024, respectively.

Environmental Footprint - We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation, and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows for the three and six months ended June 30, 2025 and 2024.

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

During the quarter ended June 30, 2025, no director or Section 16 officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in the Exchange Act).

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

3.2	Amended and Restated By-Laws of ONE Gas, Inc. dated August 5, 2025 (incorporated by reference to Exhibit 3.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on August 5, 2025 (File No. 1-36108)).

10.1
Underwriting Agreement, dated May 8, 2025, among ONE Gas, Inc. and J.P. Morgan Securities LLC, acting as the underwriter, J.P. Morgan Securities LLC, acting as the forward seller, and JPMorgan Bank, National Association, acting as the forward purchaser (incorporated by reference to Exhibit 1.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on May 12, 2025 (File No. 1-36108)).

10.2
Forward Sale Agreement, dated May 8, 2025, between ONE Gas, Inc. and JPMorgan Chase Bank, National Association. (incorporated by reference to Exhibit 10.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on May 12, 2025 (File No. 1-36108)).

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

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2025 and 2024; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2025 and 2024; (iv) Consolidated Balance Sheets at June 30, 2025 and December 31, 2024; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024; (vi) Consolidated Statements of Equity for the three and six months ended June 30, 2025 and 2024; and (vii) Notes to Consolidated Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2025		ONE Gas, Inc.
Registrant

	By:	/s/ Christopher P. Sighinolfi
Christopher P. Sighinolfi
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)