Form 10-Q
period 2025-09-30
ONE Gas, Inc.
filed 2025-11-04
CIK 1587732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025.
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

On October 24, 2025, the Company had 59,999,041 shares of common stock outstanding.

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

AVAILABLE INFORMATION

We make available, free of charge, on our website (www.onegas.com) our Annual Reports, Quarterly Reports, Current Reports on Form 8-K, amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act and reports of holdings of our securities filed by our officers and directors under Section 16 of the Exchange Act. Such materials are available as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC, which also makes these materials available on its website (www.sec.gov). Our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Certificate of Incorporation, by-laws, the written charters of our Audit Committee, Executive Compensation Committee, and Corporate Governance Committee and our Sustainability Report are also available on our website, and copies of these documents are available upon request.

In addition to filings with the SEC and materials posted on our website, we also use social media platforms as channels of information distribution to reach investors and other stakeholders. Information contained on our website and posted on or disseminated through our social media accounts is not incorporated by reference into this report.

GLOSSARY - The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

AAO	Accounting Authority Order
ADIT	Accumulated deferred income taxes
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2024
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bcf	Billion cubic feet
bps	Basis points
CAA	Federal Clean Air Act, as amended
EDIT	Excess deferred income taxes resulting from a change in enacted tax rates
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States of America
GRIP	Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
HDD	Heating degree day is a measure designed to reflect the demand for energy needed for heating based on the extent to which the daily average temperature falls below a reference temperature for which no heating is required, usually 65 degrees Fahrenheit
IT	Information Technology
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
KGSS-I	Kansas Gas Service Securitization I, L.L.C.
MGP	Manufactured gas plant
MMcf	Million cubic feet
Moody’s	Moody’s Investors Service, Inc.
NYSE	New York Stock Exchange
OCC	Oklahoma Corporation Commission
ONE Gas	ONE Gas, Inc.
ONE Gas Credit Agreement	ONE Gas’ $1.50 billion revolving credit agreement, amended and restated on October 30, 2025
PBRC	Performance-Based Rate Change
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
PIPES Act	Protecting Our Infrastructure of Pipelines and Enhancing Safety (PIPES) Act of 2020
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
RRC	Railroad Commission of Texas
S&P	Standard & Poor’s Ratings Services
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Securities Act	Securities Act of 1933, as amended
Securitized Utility Tariff Bonds	Series 2022-A Senior Secured Securitized Utility Tariff Bonds, Tranche A
Senior Notes	ONE Gas’ registered unsecured notes consisting of $550 million of 5.10 percent senior notes due April 2029, $300 million of 2.00 percent senior notes due May 2030, $300 million of 4.25 percent senior notes due September 2032, $600 million of 4.658 percent senior notes due February 2044 and $400 million of 4.50 percent senior notes due November 2048
TCEQ	Texas Commission on Environmental Quality
Term SOFR	The SOFR for a specific loan term
WNA	Weather normalization adjustment(s)
XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2025	2024	2025	2024
	(Thousands of dollars, except per share amounts)
Total revenues	$379,125	$340,398	$1,738,056	$1,452,855

Cost of natural gas	76,614	59,632	707,018	514,593

Operating expenses
Operations and maintenance	137,198	130,743	403,480	385,403
Depreciation and amortization	76,933	72,126	237,951	221,247
General taxes	22,999	18,448	71,872	57,023
Total operating expenses	237,130	221,317	713,303	663,673
Operating income	65,381	59,449	317,735	274,589
Other income, net	2,363	2,982	5,453	7,467
Interest expense, net	(35,373)	(39,148)	(106,349)	(107,475)
Income before income taxes	32,371	23,283	216,839	174,581
Income taxes	(5,905)	(4,015)	(38,921)	(28,753)
Net income	$26,466	$19,268	$177,918	$145,828

Earnings per share
Basic	$0.44	$0.34	$2.96	$2.57
Diluted	$0.44	$0.34	$2.94	$2.56

Average shares (thousands)
Basic	60,183	56,825	60,125	56,768
Diluted	60,554	57,093	60,425	56,906

Dividends declared per share of stock	$0.67	$0.66	$2.01	$1.98
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2025	2024	2025	2024
	(Thousands of dollars)
Net income	$26,466	$19,268	$177,918	$145,828
Other comprehensive income, net of tax
Change in pension and other postemployment benefit plan liability, net of tax	—	—	(1)	(1)
Net unrealized holding gain on available-for-sale securities, net of tax of $(10), $(68), $(55) and $(67), respectively	34	255	205	254
Total other comprehensive income, net of tax	34	255	204	253
Comprehensive income	$26,500	$19,523	$178,122	$146,081
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Unaudited)	2025	2024
Assets	(Thousands of dollars)
Property, plant and equipment
Property, plant and equipment	$9,587,605	$9,124,134
Accumulated depreciation and amortization	2,577,880	2,478,261
Net property, plant and equipment	7,009,725	6,645,873
Current assets
Cash and cash equivalents	9,047	57,995
Restricted cash and cash equivalents	11,738	20,542
Total cash, cash equivalents and restricted cash and cash equivalents	20,785	78,537
Accounts receivable, net	210,173	408,448
Materials and supplies	97,453	91,662
Income tax receivable	53,624	53,624
Natural gas in storage	198,045	161,184
Regulatory assets	70,619	101,210
Other current assets	28,508	35,216
Total current assets	679,207	929,881
Goodwill and other assets
Regulatory assets	260,583	278,006
Securitized intangible asset, net	241,475	265,951
Goodwill	157,953	157,953
Pension and other postemployment benefits	52,277	42,882
Other assets	103,054	105,025
Total goodwill and other assets	815,342	849,817
Total assets	$8,504,274	$8,425,571
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS
(Continued)
	September 30,	December 31,
(Unaudited)	2025	2024
Equity and Liabilities	(Thousands of dollars)
Equity and long-term debt
Common stock, $0.01 par value: authorized 250,000,000 shares; issued and outstanding 59,999,041 shares at September 30, 2025; issued and outstanding 59,876,861 shares at December 31, 2024	$600	$599
Paid-in capital	2,317,921	2,294,469
Retained earnings	863,777	809,606
Accumulated other comprehensive income (loss)	78	(126)
Total equity	3,182,376	3,104,548
Other long-term debt, excluding current maturities, net of issuance costs	2,132,689	2,131,718
Securitized utility tariff bonds, excluding current maturities, net of issuance costs	222,879	253,568
Total long-term debt, excluding current maturities, net of issuance costs	2,355,568	2,385,286
Total equity and long-term debt	5,537,944	5,489,834
Current liabilities
Current maturities of other long-term debt	249,646	14
Current maturities of securitized utility tariff bonds	30,566	28,956
Notes payable	764,400	914,600
Accounts payable	121,070	261,321
Accrued taxes other than income	73,688	75,608
Regulatory liabilities	61,208	22,525
Customer deposits	56,662	56,243
Other current liabilities	96,694	99,009
Total current liabilities	1,453,934	1,458,276
Deferred credits and other liabilities
Deferred income taxes	937,841	891,738
Regulatory liabilities	461,739	467,563
Other deferred credits	112,816	118,160
Total deferred credits and other liabilities	1,512,396	1,477,461
Commitments and contingencies
Total liabilities and equity	$8,504,274	$8,425,571
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS	Nine Months Ended
	September 30,
(Unaudited)	2025	2024
	(Thousands of dollars)
Operating activities
Net income	$177,918	$145,828
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	237,951	221,247
Deferred income taxes	30,742	82,052
Share-based compensation expense	11,305	10,458
Provision for doubtful accounts	5,843	3,736
Changes in assets and liabilities:
Accounts receivable	192,432	167,880
Materials and supplies	(5,791)	(16,743)
Natural gas in storage	(36,861)	6,302
Asset removal costs	(35,987)	(48,135)
Accounts payable	(130,571)	(116,385)
Accrued taxes other than income	(1,920)	3,036
Customer deposits	419	10,350
Regulatory assets and liabilities - current	55,334	(106,051)
Regulatory assets and liabilities - noncurrent	23,620	13,374
Other assets and liabilities - current	3,339	(67,145)
Other assets and liabilities - noncurrent	8,045	(4,023)
Cash provided by operating activities	535,818	305,781
Investing activities
Capital expenditures	(539,433)	(523,590)
Other investing expenditures	(8,053)	(3,760)
Other investing receipts	3,629	5,122
Cash used in investing activities	(543,857)	(522,228)
Financing activities
Borrowings (repayments) of notes payable, net	(150,200)	862,900
Issuance of other long-term debt, net of premiums	250,000	253,651
Long-term debt financing costs	(432)	—
Repayment of other long-term debt	(10)	(773,000)
Repayment of securitized utility tariff bonds	(29,493)	(27,939)
Issuance of common stock	3,561	3,368
Dividends paid	(120,505)	(112,064)
Tax withholdings related to net share settlements of stock compensation	(2,634)	(1,098)
Cash provided by (used in) financing activities	(49,713)	205,818
Change in cash, cash equivalents, restricted cash and restricted cash equivalents	(57,752)	(10,629)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	78,537	39,387
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$20,785	$28,758
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$103,926	$110,667
Cash received for state income taxes	$(768)	$(1,832)
Cash paid for federal income taxes	$7,763	$600
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)	Common Stock Issued	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity
	(Shares)	(Thousands of dollars)
January 1, 2025	59,876,861	$599	$2,294,469	$809,606	$(126)	$3,104,548
Net income	—	—	—	119,419	—	119,419
Other comprehensive income	—	—	—	—	124	124
Common stock issued and other	52,229	—	1,097	—	—	1,097
Common stock dividends - $0.67 per share	—	—	423	(40,576)	—	(40,153)
March 31, 2025	59,929,090	$599	$2,295,989	$888,449	$(2)	$3,185,035
Net income	—	—	—	32,033	—	32,033
Other comprehensive income	—	—	—	—	46	46
Common stock issued and other	69,144	1	7,373	—	—	7,374
Common stock dividends - $0.67 per share	—	—	463	(40,616)	—	(40,153)
June 30, 2025	59,998,234	$600	$2,303,825	$879,866	$44	$3,184,335
Net income	—	—	—	26,466	—	26,466
Other comprehensive income	—	—	—	—	34	34
Common stock issued and other	807	—	11,740	—	—	11,740
Common stock dividends - $0.67 per share	—	—	2,356	(42,555)	—	(40,199)
September 30, 2025	59,999,041	$600	$2,317,921	$863,777	$78	$3,182,376

January 1, 2024	56,545,924	$565	$2,028,755	$737,739	$(1,182)	$2,765,877
Net income	—	—	—	99,317	—	99,317
Other comprehensive income	—	—	—	—	(10)	(10)
Common stock issued and other	23,472	1	2,136	—	—	2,137
Common stock dividends - $0.66 per share	—	—	277	(37,613)	—	(37,336)
March 31, 2024	56,569,396	$566	$2,031,168	$799,443	$(1,192)	$2,829,985
Net income	—	—	—	27,243	—	27,243
Other comprehensive income	—	—	—	—	8	8
Common stock issued and other	81,442	1	6,971	—	—	6,972
Common stock dividends - $0.66 per share	—	—	375	(37,710)	—	(37,335)
June 30, 2024	56,650,838	$567	$2,038,514	$788,976	$(1,184)	$2,826,873
Net income	—	—	—	19,268	—	19,268
Other comprehensive income	—	—	—	—	255	255
Common stock issued and other	4,417	—	3,619	—	—	3,619
Common stock dividends - $0.66 per share	—	—	435	(37,828)	—	(37,393)
September 30, 2024	56,655,255	$567	$2,042,568	$770,416	$(929)	$2,812,622
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Our accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. These statements also have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The 2024 year-end consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes in our Annual Report. Our significant accounting policies are described in Note 1 of our Notes to Consolidated Financial Statements in our Annual Report. The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Although management believes these estimates are reasonable, actual results could differ materially from these estimates. Due to the seasonal nature of our business, the results of operations for the nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for a 12-month period.

Organization and Nature of Operations - We provide natural gas distribution services to approximately 2.3 million customers in Oklahoma, Kansas and Texas through our three divisions, Oklahoma Natural Gas, Kansas Gas Service and Texas Gas Service, respectively. We primarily serve residential, commercial and transportation customers in all three states.

Segments - We operate in one reportable business segment: regulated public utilities that deliver natural gas primarily to residential, commercial and transportation customers. Our accounting policies are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report. We evaluate our financial performance principally on net income. For the three and nine months ended September 30, 2025 and 2024, we had no single external customer from which we received 10 percent or more of our gross revenues.

Property, Plant and Equipment and Asset Removal Costs - Accounts payable for construction work in progress and asset removal costs decreased by approximately $10.9 million and $15.8 million for the nine months ended September 30, 2025 and 2024, respectively. Such amounts are not included in capital expenditures or asset removal costs in our consolidated statements of cash flows until paid.

Accounts Receivable, Net - Accounts receivable represent valid claims against nonaffiliated customers for natural gas sold or services rendered. We assess the creditworthiness of our customers. Those customers who do not meet minimum standards may be required to provide security, including deposits and other forms of collateral, when appropriate and allowed by our tariffs. With approximately 2.3 million customers across three states, we are not exposed materially to a concentration of credit risk. We maintain an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, consideration of the current environment and other information. We recover natural gas costs related to accounts written off when they are deemed uncollectible through the purchased-gas cost adjustment mechanisms in each of our jurisdictions. At September 30, 2025 and December 31, 2024, our allowance for doubtful accounts was $11.9 million and $14.9 million, respectively.

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

2.    REVENUE

The following table sets forth our revenues disaggregated by source for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Thousands of dollars)
Natural gas sales to customers	$326,975	$289,243	$1,566,410	$1,277,099
Transportation revenues	30,957	30,492	105,422	100,046
Securitization customer charges (Note 14)	11,216	10,515	36,058	33,741
Miscellaneous revenues	5,915	5,497	19,232	17,562
Total revenues from contracts with customers	375,063	335,747	1,727,122	1,428,448
Other revenues - natural gas sales related	375	535	1,104	14,757
Other revenues	3,687	4,116	9,830	9,650
Total other revenues	4,062	4,651	10,934	24,407
Total revenues	$379,125	$340,398	$1,738,056	$1,452,855

Accrued unbilled natural gas sales revenues at September 30, 2025 and December 31, 2024, were $88.6 million and $212.0 million, respectively, and are included in accounts receivable on our consolidated balance sheets.

3.    REGULATORY ASSETS AND LIABILITIES

The tables below present a summary of regulatory assets and liabilities, net of amortization, for the periods indicated:

	September 30, 2025
	Current	Noncurrent	Total
	(Thousands of dollars)
Winter weather event costs	$—	$980	$980
Under-recovered purchased-gas costs	37,741	—	37,741
Pension and postemployment benefit costs, net	1,357	224,716	226,073
Reacquired debt costs	723	1,446	2,169
MGP remediation costs	1,000	29,317	30,317
Ad-valorem tax	3,059	—	3,059
WNA	13,696	—	13,696
Customer credit deferrals	7,074	1,100	8,174
Other, net	5,969	3,024	8,993
Total regulatory assets	70,619	260,583	331,202
Income tax rate changes	—	(452,274)	(452,274)
Over-recovered purchased-gas costs	(61,208)	—	(61,208)
Other	—	(9,465)	(9,465)
Total regulatory liabilities	(61,208)	(461,739)	(522,947)
Net regulatory assets and liabilities	$9,411	$(201,156)	$(191,745)

	December 31, 2024
	Current	Noncurrent	Total
	(Thousands of dollars)
Winter weather event costs	$9,051	$15,938	$24,989
Under-recovered purchased-gas costs	43,819	—	43,819
Pension and postemployment benefit costs, net	1,358	224,837	226,195
Reacquired debt costs	723	1,989	2,712
MGP remediation costs	1,000	30,067	31,067
Ad-valorem tax	14,066	—	14,066
WNA	26,684	—	26,684
Customer credit deferrals	255	3,639	3,894
Other, net	4,254	1,536	5,790
Total regulatory assets	101,210	278,006	379,216
Income tax rate changes	—	(467,563)	(467,563)
Over-recovered purchased-gas costs	(22,525)	—	(22,525)
Total regulatory liabilities	(22,525)	(467,563)	(490,088)
Net regulatory assets and liabilities	$78,685	$(189,557)	$(110,872)

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

Recovery through rates resulted in amortization of regulatory assets of approximately $0.8 million and $1.8 million for the three months ended September 30, 2025 and 2024, respectively, and approximately $8.2 million and $11.3 million for the nine months ended September 30, 2025 and 2024, respectively.

4.    CREDIT FACILITY AND SHORT-TERM DEBT

In October 2025, we amended and restated the ONE Gas Credit Agreement. During this process we increased the capacity to $1.5 billion from $1.35 billion with the addition of one new lender and reduction of three lenders. The term of the agreement was extended to October 30, 2030, from March 16, 2028. The expansion option in the revolver was set at an additional $750 million, and all other terms and conditions of the ONE Gas Credit Agreement are materially unchanged.

The ONE Gas Credit Agreement provides for a $1.5 billion revolving unsecured credit facility and includes a $20 million letter of credit subfacility and a $60 million swingline subfacility. We can request an increase in commitments of up to an additional $750 million upon satisfaction of customary conditions, including receipt of commitments from either new lenders or increased commitments from existing lenders. The ONE Gas Credit Agreement is available to provide liquidity for working capital, capital expenditures, acquisitions and mergers, the issuance of letters of credit and for other general corporate purposes.

The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio, excluding the debt of KGSS-I, of no more than 70 percent at the end of any calendar quarter. At September 30, 2025, our total debt-to-capital ratio, excluding KGSS-I, was 49.7 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement. We may reduce the unutilized portion of the ONE Gas Credit Agreement in whole or in part without premium or penalty. The ONE Gas Credit Agreement contains customary events of default. Upon the occurrence of certain events of default, our obligations under the ONE Gas Credit Agreement may be accelerated and the commitments may be terminated.

At September 30, 2025, we had $1.35 million in letters of credit issued and no borrowings under the ONE Gas Credit Agreement as in effect, with approximately $1.349 billion of remaining credit, which is available to repay our commercial paper borrowings.

Under our commercial paper program, we may issue unsecured commercial paper up to the maximum amount of $1.35 billion to fund short-term borrowing needs. The maturities of the commercial paper vary but may not exceed 270 days from the date of issue. Commercial paper is generally sold at par less a discount representing an interest factor. At September 30, 2025 and December 31, 2024, we had $764.4 million and $914.6 million of commercial paper outstanding with a weighted-average interest rate of 4.34 percent and 4.77 percent, respectively.

5.    LONG-TERM DEBT

The table below presents a summary of our long-term debt outstanding for the periods indicated:

		September 30,	December 31,
	Interest Rate	2025	2024
		(Thousands of dollars)
Senior Notes due:
April 2029	5.100%	$550,000	$550,000
May 2030	2.000%	300,000	300,000
September 2032	4.250%	300,000	300,000
February 2044	4.658%	600,000	600,000
November 2048	4.500%	400,000	400,000
Total Senior Notes		2,150,000	2,150,000
Unsecured Term Loan (a)	4.960%	250,000	—
KGSS-I Securitized Utility Tariff Bonds	5.486%	257,852	287,345
Unamortized discounts, net of premiums, on long-term debt (b)		(3,777)	(3,624)
Debt issuance costs (b)		(19,511)	(20,691)
Other	8.000%	1,216	1,226
Total long-term debt, net		2,635,780	2,414,256
Less: current maturities of KGSS-I securitized utility tariff bonds, net		30,566	28,956
Less: current maturities of other long-term debt, net		249,646	14
Noncurrent portion of long-term debt, net		$2,355,568	$2,385,286
(a) Bears interest at a variable rate based on Term SOFR, initially set using the 6-month SOFR at closing. The interest rate resets at months six and twelve, each based on the prevailing 6-month Term SOFR and the 1-month Term SOFR, respectively.
(b) Includes issuance costs and discounts for the KGSS-I Securitized Utility Tariff Bonds of $4.4 million and $4.8 million, at September 30, 2025 and December 31, 2024, respectively.

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

Unsecured Term Loan - In August 2025, we entered into a 13-month unsecured term loan agreement totaling $250 million. The loan bears interest at a variable rate based on Term SOFR, initially set using the 6-month Term SOFR at closing, plus a 90 bps spread as specified in the agreement. The interest rate resets automatically at months six and twelve, each based on the prevailing 6-month Term SOFR plus a spread of 90 bps, and 1-month Term SOFR plus a spread of 90 bps, respectively, until the term loan matures in September 2026. Interest is payable quarterly, and the loan includes customary covenants and default provisions. Proceeds of the term loan will be available for working capital, capital expenditures, acquisitions, mergers, and other general corporate purposes.

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

In February 2023, we entered into an at-the-market equity distribution agreement under which we may issue and sell shares of our common stock with an aggregate offering price up to $300 million. Sales of common stock are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. At September 30, 2025, we had $225.5 million of equity available for issuance under the program.

The following table summarizes all of our outstanding forward sale agreements at September 30, 2025:

Maturity	Original Shares	Remaining Shares	Forward Price	Net Proceeds Available
	(Shares)	(Shares)	(Per share)	(Thousands of dollars)
December 31, 2025	1,200,000	223,000	$74.63	$16,643
December 31, 2025	180,000	180,000	74.58	13,425
December 31, 2026	2,500,000	2,500,000	78.50	196,246
Total forward sale agreements	3,880,000	2,903,000	$77.96	$226,314

Dividends Declared - In November 2025, we declared a dividend of $0.67 per share ($2.68 per share on an annualized basis) for shareholders of record as of November 14, 2025, payable on December 1, 2025.

7.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the effect of reclassifications from accumulated other comprehensive income (loss) in our consolidated statements of income for the periods indicated:

	Three Months Ended		Nine Months Ended		Affected Line Item in the
Details About Accumulated Other	September 30,		September 30,		Consolidated Statements
Comprehensive Income (Loss) Components	2025	2024	2025	2024	of Income
	(Thousands of dollars)
Pension and other postemployment benefit plan obligations (a)
Amortization of net gain (loss)	$(1,834)	$(1,442)	$(5,502)	$(4,326)
Amortization of unrecognized prior service credit (cost)	(93)	(93)	(279)	(279)
	(1,927)	(1,535)	(5,781)	(4,605)
Regulatory adjustments (b)	1,928	1,536	5,783	4,607
Amounts reclassified from accumulated other comprehensive income (loss)	1	1	2	2	Other income (expense), net
Available-for-sale securities
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1)	7	(11)	Other income (expense), net
Total reclassifications before tax	1	—	9	(9)	Income before income taxes
Tax effect of reclassifications	—	—	(2)	2	Income tax expense
Net reclassifications for the period	$1	$—	$7	$(7)	Net income
(a) These components of accumulated other comprehensive income (loss) are included in the computation of net periodic benefit cost (credit). See Note 9 for additional detail on our net periodic benefit cost (credit).
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

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Three Months Ended September 30, 2025
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$26,466	60,183	$0.44
Diluted EPS Calculation
Effect of dilutive securities	—	371
Net income available for common stock and common stock equivalents	$26,466	60,554	$0.44

	Three Months Ended September 30, 2024
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$19,268	56,825	$0.34
Diluted EPS Calculation
Effect of dilutive securities	—	268
Net income available for common stock and common stock equivalents	$19,268	57,093	$0.34

	Nine Months Ended September 30, 2025
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$177,918	60,125	$2.96
Diluted EPS Calculation
Effect of dilutive securities	—	300
Net income available for common stock and common stock equivalents	$177,918	60,425	$2.94

	Nine Months Ended September 30, 2024
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$145,828	56,768	$2.57
Diluted EPS Calculation
Effect of dilutive securities	—	138
Net income available for common stock and common stock equivalents	$145,828	56,906	$2.56

9.    EMPLOYEE BENEFIT PLANS

The following tables set forth the components of net periodic benefit cost (credit) for our pension, inclusive of our defined benefit pension plan and supplemental executive retirement plan, and other postemployment benefit plans for the periods indicated:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Thousands of dollars)
Components of net periodic benefit cost (credit)
Service cost	$1,337	$1,551	$4,011	$4,653
Interest cost (a)	10,042	10,281	30,126	30,843
Expected return on assets (a)	(11,910)	(14,757)	(35,730)	(44,271)
Amortization of unrecognized prior service cost (credit) (a)	93	93	279	279
Amortization of net loss (gain) (a)	1,865	1,446	5,595	4,338
Net periodic benefit cost (credit)	$1,427	$(1,386)	$4,281	$(4,158)
(a) These amounts, net of any amounts capitalized as a regulatory asset, have been recognized as other (income) expense, net in the consolidated statement of income. See Note 11 for additional detail.

	Other Postemployment Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Thousands of dollars)
Components of net periodic benefit cost (credit)
Service cost	$123	$152	$369	$456
Interest cost (a)	2,069	2,045	6,207	6,135
Expected return on assets (a)	(2,212)	(2,284)	(6,636)	(6,852)
Amortization of unrecognized prior service cost (credit) (a)	—	—	—	—
Amortization of net loss (gain) (a)	(31)	(4)	(93)	(12)
Net periodic benefit cost (credit)	$(51)	$(91)	$(153)	$(273)
(a) These amounts, net of any amounts capitalized as a regulatory asset, have been recognized as other (income) expense, net in the consolidated statement of income. See Note 11 for additional detail.

We recover qualified pension benefit plan and other postemployment benefit plan costs through rates charged to our customers. Certain regulatory authorities require that the recovery of these costs be based on specific guidelines. The difference between these regulatory-based amounts and the periodic benefit cost calculated pursuant to GAAP is deferred as a regulatory asset or liability and amortized to expense over periods in which this difference will be recovered in rates, as authorized by the applicable regulatory authorities. For the nine months ended September 30, 2025 and 2024, regulatory deferrals related to net periodic benefit cost (credit) were $(0.7) million and $3.6 million, respectively.

We capitalize all eligible service cost and non-service credit components under the accounting requirements of ASC Topic 980 (Regulated Operations) for rate-regulated entities. Capitalized non-service credits reflected in pension and other postemployment benefit costs, net within regulatory assets in our consolidated balance sheets were $(6.8) million and $(6.7) million at September 30, 2025 and December 31, 2024, respectively. See Note 3 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information.

In August 2025, we purchased a group annuity contract and transferred approximately $41.6 million of the assets and liabilities related to certain participants in our defined benefit pension plan to a third-party insurance company.

Nonqualified Deferred Compensation Plan - We have a nonqualified deferred compensation plan with obligations of $21.1 million and $18.9 million at September 30, 2025 and December 31, 2024, respectively, which are reported within other deferred credits in our consolidated balance sheets. These obligations represent the amount owed to plan participants and are treated as if invested in specified deemed investment options. A significant portion of the obligation is indirectly funded with key-person corporate-owned life insurance policies to offset costs associated with our nonqualified deferred compensation plan and the supplemental executive retirement plan. These corporate-owned life insurance policies are measured at cash surrender value of $45.6 million and $41.5 million at September 30, 2025 and December 31, 2024, respectively, and are reported within other assets in our consolidated balance sheets.

Gains (losses) on the corporate-owned life insurance policies are recognized in other income (expense), net within our consolidated statements of income; see Note 11 for additional detail of our other income (expense), net. Deferred compensation expense (income) associated with the nonqualified deferred compensation plan is recognized in operations and maintenance expense within our consolidated statements of income were $2.1 million and $2.4 million for the nine months ended September 30, 2025 and 2024, respectively.

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

At September 30, 2025, we had no uncertain tax positions. We are no longer subject to income tax examination for years prior to 2020. Changes in tax laws or tax rates are recognized in the financial reporting period that includes the enactment date. On July 4, 2025, the One Big Beautiful Bill Act was signed into law, introducing various corporate tax changes. We have evaluated the legislation and do not expect a material impact on our income taxes. We will continue to monitor developments and assess future implications as guidance becomes available.

Income tax expense reflects credits for the amortization of the regulatory liability associated with EDIT that was returned to customers of $1.7 million and $1.5 million for the three months ended September 30, 2025 and 2024, respectively, and $11.9 million and $13.4 million for the nine months ended September 30, 2025 and 2024, respectively.

11.    OTHER INCOME AND OTHER EXPENSE

The following table sets forth the components of other income and other expense for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Thousands of dollars)
Net periodic benefit credit other than service cost	$289	$825	$977	$2,381
Earnings on investments associated with nonqualified deferred compensation plans	1,859	2,097	4,068	4,798
Unrealized gain (loss) on marketable equity securities	146	—	330	—
Other income (expense), net	69	60	78	288
Total other income, net	$2,363	$2,982	$5,453	$7,467

12.    COMMITMENTS AND CONTINGENCIES

Environmental Matters - We are subject to multiple laws and regulations regarding protection of the environment and natural and cultural resources, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, plant and wildlife protection, hazardous materials use, storage and transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits or the discovery of presently unknown environmental conditions may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the CAA and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation and remediation compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and nine months ended September 30, 2025 and 2024.

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

Pursuant to the AAO, costs approved for recovery in a future rate proceeding are to be amortized over a 15-year period. The unamortized amounts are not included in rate base or accumulate carrying charges. Following a determination that future investigation and remediation work approved by the KDHE exceeds $32.0 million, net of any related insurance recoveries, Kansas Gas Service is required to file an application with the KCC for approval to increase the $32.0 million cap. At September 30, 2025 and December 31, 2024, we have deferred $30.3 million and $31.1 million, respectively, for accrued investigation and remediation costs, net of insurance proceeds, pursuant to our AAO.

We also own or retain legal responsibility for certain environmental conditions at a former MGP site in Texas. At the request of the TCEQ, we began investigating the level and extent of contamination associated with the site under their Texas Risk Reduction Program. A preliminary site investigation revealed that this site contains contaminants generally associated with MGP sites and is subject to control or remediation under various environmental laws and regulations. At September 30, 2025, estimated costs associated with expected remediation activities for this site are not material.

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and nine months ended September 30, 2025 and 2024. The reserve for remediation of our MGP sites was $13.8 million and $14.3 million at September 30, 2025 and December 31, 2024, respectively.

Environmental Footprint - We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows for the three and nine months ended September 30, 2025 and 2024.

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

Swaps - At September 30, 2025, we held over-the-counter natural gas fixed-price swaps for the heating season ending March 2026 with a total notional amount of 7.65 Bcf. At December 31, 2024, we held over-the-counter natural gas fixed-price swaps for the heating season ending March 2025 with a total notional amount of 6.20 Bcf.

Options - At September 30, 2025, we held purchased natural gas call options for the heating season ending March 2026 with total notional amount of 0.80 Bcf, for which we paid premiums of $0.8 million. At December 31, 2024, we held purchased natural gas call options for the heating season ending March 2025 with total notional amount of 0.60 Bcf, for which we paid premiums of $0.6 million.

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

The following tables summarize, by level within the fair value hierarchy, our derivative and other assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2025 and December 31, 2024:

	September 30, 2025
	Level 1	Level 2	Netting (c)	Total
	(Thousands of dollars)
Assets:
United States treasury notes (b)	$8,561	$—	$—	$8,561
Corporate bonds (b)	—	15,767	—	15,767
Marketable equity securities (d)	2,567	—	—	2,567
Total assets	$11,128	$15,767	$—	$26,895
Liabilities:
Derivative instruments - swaps (a)	$—	$6,921	$—	$6,921
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

The estimated fair value of our long-term debt, including current maturities, was $2.5 billion and $2.2 billion at September 30, 2025 and December 31, 2024, respectively. The estimated fair value of our long-term debt was determined using quoted market prices and is classified as Level 2.

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

The following table summarizes the impact of KGSS-I on our consolidated balance sheets:

	September 30,	December 31,
	2025	2024
	(Thousands of dollars)
Restricted cash and cash equivalents	$11,738	$20,542
Accounts receivable	4,381	4,659
Securitized intangible asset, net	241,475	265,951
Total assets	$257,594	$291,152
Current maturities of securitized utility tariff bonds	30,566	28,956
Accounts payable	87	319
Accrued interest	2,358	6,568
Securitized utility tariff bonds, excluding current maturities, net of discounts and issuance costs $4.4 million and $4.8 million, as of September 30, 2025 and December 31, 2024, respectively	222,879	253,568
Paid-in capital	1,680	1,681
Retained earnings	24	60
Total liabilities and equity	$257,594	$291,152

The following table summarizes the impact of KGSS-I on our consolidated statements of income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Thousands of dollars)
Operating revenues	$11,216	$10,515	$36,058	$33,741
Operating expense	(110)	(111)	(331)	(332)
Amortization expense	(7,490)	(6,429)	(24,476)	(21,109)
Interest income	165	199	425	539
Interest expense	(3,745)	(4,138)	(11,568)	(12,731)
Income before income taxes	36	36	108	108
Income taxes	—	—	—	—
Net income	$36	$36	$108	$108

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the Notes to Consolidated Financial Statements in in this Quarterly Report, as well as our Annual Report. Due to the seasonal nature of our business, the results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for a 12-month period.

RECENT DEVELOPMENTS

Dividend - In November 2025, we declared a dividend of $0.67 per share ($2.68 per share on an annualized basis) for shareholders of record as of November 14, 2025, payable on December 1, 2025.

Credit Facility - In October 2025, we amended and restated the ONE Gas Credit Agreement. During this process we increased the capacity to $1.5 billion from $1.35 billion with the addition of one new lender and reduction of three lenders. The term of the agreement was extended to October 30, 2030, from March 16, 2028. The expansion option in the revolver was set at an additional $750 million, and all other terms and conditions of the ONE Gas Credit Agreement are materially unchanged.

Unsecured Term Loan - In August 2025, we entered into a 13-month unsecured term loan agreement totaling $250 million. The loan bears interest at a variable rate based on Term SOFR, initially set using the 6-month Term SOFR at closing, plus a 90 bps spread as specified in the agreement. The interest rate resets automatically at months six and twelve, each based on the prevailing 6-month Term SOFR plus a spread of 90 bps, and 1-month Term SOFR plus a spread of 90 bps, respectively, until the term loan matures in September 2026. Interest is payable quarterly, and the loan includes customary covenants and default provisions. Proceeds of the term loan will be available for working capital, capital expenditures, acquisitions, mergers, and other general corporate purposes.

Texas House Bill 4384 - In June 2025, Texas House Bill 4384 was signed into law, allowing gas utilities in Texas to defer, and later recover, specific costs related to property, plant and equipment placed in service, but not yet reflected in base rates, including depreciation, ad valorem taxes, and a carrying cost. The RRC is required to adopt rules to implement the new law within 270 days of the effective date. Texas Gas Service began applying the new provisions to property, plant and equipment placed in service but not yet reflected in rates in the third quarter of 2025.

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

Rio Grande Valley Service Area - In April 2025, Texas Gas Service made a GRIP filing for all customers in the Rio Grande Valley service area, requesting a $3.2 million increase to be effective in September 2025. In August 2025, the RRC approved an increase of $2.9 million, and new rates became effective in September 2025.

FINANCIAL RESULTS AND OPERATING INFORMATION

We operate in one reportable business segment: regulated public utilities that deliver natural gas to residential, commercial and transportation customers. Our accounting policies are the same as described in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report. We evaluate our financial performance principally on net income.

Selected Financial Results - For the three months ended September 30, 2025, net income was $26.5 million, or $0.44 per diluted share, compared with $19.3 million, or $0.34 per diluted share, in the same period last year. For the nine months ended September 30, 2025, net income was $177.9 million, or $2.94 per diluted share, compared with $145.8 million, or $2.56 per diluted share, in the same period last year.

The following table sets forth certain selected financial results for our operations for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2025 vs. 2024		2025 vs. 2024
Financial Results	2025	2024	2025	2024	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars, except percentages)
Natural gas sales	$327.3	$289.8	$1,567.2	$1,290.7	$37.5	13%	$276.5	21%
Transportation revenues	31.0	30.6	105.8	101.3	0.4	1%	4.5	4%
Securitization customer charges	11.2	10.5	36.0	33.7	0.7	7%	2.3	7%
Other revenues	9.6	9.5	29.1	27.2	0.1	1%	1.9	7%
Total revenues	$379.1	$340.4	$1,738.1	$1,452.9	$38.7	11%	$285.2	20%
Cost of natural gas	76.6	59.6	707.0	514.6	17.0	29%	192.4	37%
Operating costs	160.2	149.2	475.4	442.5	11.0	7%	32.9	7%
Depreciation and amortization	76.9	72.1	238.0	221.2	4.8	7%	16.8	8%
Operating income	$65.4	$59.5	$317.7	$274.6	$5.9	10%	$43.1	16%
Capital expenditures and asset removal costs	$207.6	$197.7	$575.4	$571.7	$9.9	5%	$3.7	1%

Natural gas sales to customers represent revenue from contracts with customers through implied contracts established by our tariffs and rates approved by regulatory authorities, as well as revenues from regulatory mechanisms related to natural gas sales. Natural gas sales also include recovery of the cost of natural gas.

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

Operating income increased $5.9 million for the three months ended September 30, 2025, compared with the same period last year, due primarily to the following:

•an increase of $19.2 million from new rates; and
•an increase of $1.4 million in residential sales due primarily to net customer growth in Oklahoma and Texas.

These increases were partially offset by:

•an increase of $4.8 million in depreciation and amortization expense primarily from additional capital investment;
•an increase of $4.1 million due to ad valorem taxes;
•an increase of $3.8 million in employee-related costs; and
•an increase of $1.0 million due to outside services.

Operating income increased $43.1 million for the nine months ended September 30, 2025, compared with the same period last year, due primarily to the following:

•an increase of $92.2 million from new rates; and
•an increase of $5.3 million in residential sales due primarily to net customer growth in Oklahoma and Texas.

These increases were partially offset by:

•an increase of $16.8 million in depreciation and amortization expense primarily from additional capital investment;
•an increase of $13.8 million due to ad valorem taxes;
•an increase of $12.8 million in employee-related costs;
•an increase of $2.5 million in insurance expense;
•an increase of $2.1 million in bad debt expense;
•an increase of $1.2 million in information technology expense; and
•a carrying charge of $2.9 million refunded to Oklahoma customers from the settlement of a disputed gas purchase invoice.

Other Factors Affecting Net Income - Other factors that affected net income for the three months ended September 30, 2025, compared to the same period last year, include a decrease of $0.6 million in other income (expense), net due primarily to a $0.5 million decrease in net periodic benefit credit other than service costs and a $0.2 million decrease in the market value of investments associated with our nonqualified deferred compensation plans.

Other factors that affected net income for the nine months ended September 30, 2025, compared with the same period last year, include a decrease of $2.0 million in other income (expense), net due primarily to a $1.4 million decrease in net periodic benefit credit other than service costs and a $0.7 million decrease in the market value of investments associated with our nonqualified deferred compensation plans.

Additionally, net income for the three months ended September 30, 2025, compared with the same period last year, includes a decrease in interest expense, net of $3.8 million due primarily to a lower weighted average interest rate on commercial paper borrowings. Excluding KGSS-I, interest expense, net for the nine months ended September 30, 2025 is in line with the same period last year.

EDIT - Income tax expense reflects credits for the amortization of the regulatory liability associated with EDIT that were returned to customers of $1.7 million and $1.5 million for the three months ended September 30, 2025 and 2024, respectively, and credits of $11.9 million and $13.4 million for the nine months ended September 30, 2025 and 2024, respectively.

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

Capital expenditures and asset removal costs were $9.9 million and $3.7 million higher for the three and nine months ended September 30, 2025, respectively, compared with the same periods last year. Our full-year capital expenditures and asset removal costs are expected to be approximately $750 million for 2025.

Selected Operating Information - The following tables set forth certain selected operating information for the periods indicated:

	Three Months Ended								Variances
	September 30,								2025 vs. 2024
(in thousands)	2025				2024				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	846	591	672	2,109	839	591	666	2,096	7	—	6	13
Commercial and industrial	77	50	34	161	76	50	35	161	1	—	(1)	—
Other	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	5	1	11	5	6	1	12	—	(1)	—	(1)
Total customers	928	646	710	2,284	920	647	705	2,272	8	(1)	5	12

	Nine Months Ended								Variances
	September 30,								2025 vs. 2024
(in thousands)	2025				2024				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	849	597	673	2,119	842	595	666	2,103	7	2	7	16
Commercial and industrial	77	51	35	163	77	51	35	163	—	—	—	—
Other	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	5	1	11	5	6	1	12	—	(1)	—	(1)
Total customers	931	653	712	2,296	924	652	705	2,281	7	1	7	15

The increase in the average number of customers for the periods presented is due primarily to the connection of new customers resulting from the extension and expansion of our system in our service areas. For the three months ended September 30, 2025, our average customer count includes approximately 5,400 new customer connections during the period. For the nine months ended September 30, 2025, our average customer count includes approximately 16,800 new customer connections during the period. For the year ended December 31, 2024, our average customer count included approximately 23,000 new customer connections.

The following table reflects total volumes delivered, excluding the effects of WNA mechanisms on sales volumes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Volumes (MMcf)	2025	2024	2025	2024
Natural gas sales
Residential	7,652	7,463	79,162	70,380
Commercial and industrial	4,094	3,999	29,081	26,190
Other	555	234	2,210	1,538
Total sales volumes delivered	12,301	11,696	110,453	98,108
Transportation	46,088	48,063	160,161	163,729
Total volumes delivered	58,389	59,759	270,614	261,837

The impact of weather on residential and commercial natural gas sales is tempered by WNA mechanisms in all jurisdictions.

The following table sets forth the HDDs by state for the periods indicated:

	Three Months Ended
	September 30,
	2025		2024		2025 vs. 2024	2025	2024
HDDs	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	—	9	—	9	0%	—%	—%
Kansas	14	38	8	45	75%	37%	18%
Texas	—	2	—	2	0%	—%	—%

	Nine Months Ended
	September 30,
	2025		2024		2025 vs. 2024	2025	2024
HDDs	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	2,080	2,036	1,798	2,039	16%	102%	88%
Kansas	2,943	2,921	2,430	2,899	21%	101%	84%
Texas	1,051	996	899	1,006	17%	106%	89%

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

LIQUIDITY AND CAPITAL RESOURCES

General - We have relied primarily on operating cash flow, commercial paper, and equity forward agreements for our liquidity and capital resource requirements. We fund operating expenses, working capital requirements, including purchases of natural gas, and capital expenditures primarily with cash from operations, commercial paper and settlements of equity forward agreements.

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

Short-term Debt - The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio, excluding the debt of KGSS-I, of no more than 70 percent at the end of any calendar quarter. At September 30, 2025, our total debt-to-capital ratio, excluding KGSS-I, was 49.7 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement. We may reduce the unutilized portion of the ONE Gas Credit Agreement in whole or in part without premium or penalty. The ONE Gas Credit Agreement contains customary events of default. Upon the occurrence of certain events of default, the obligations under the ONE Gas Credit Agreement may be accelerated and the commitments may be terminated.

In October 2025, we amended and restated the ONE Gas Credit Agreement. During this process we increased the capacity to $1.5 billion from $1.35 billion with the addition of one new lender and reduction of three lenders. The term of the agreement was extended to October 30, 2030, from March 16, 2028. The expansion option in the revolver was set at an additional $750 million, and all other terms and conditions of the ONE Gas Credit Agreement are materially unchanged. At September 30, 2025, we had $1.35 million in letters of credit issued and no borrowings under the ONE Gas Credit Agreement as then in effect, with approximately $1.349 billion of remaining credit, which is available to repay our commercial paper borrowings.

The ONE Gas Credit Agreement provides for a $1.5 billion revolving unsecured credit facility and includes a $20 million letter of credit subfacility and a $60 million swingline subfacility. We can request an increase in commitments of up to an additional $750 million upon satisfaction of customary conditions, including receipt of commitments from either new lenders or increased commitments from existing lenders. The ONE Gas Credit Agreement is available to provide liquidity for working capital, capital expenditures, acquisitions and mergers, the issuance of letters of credit, and for other general corporate purposes.

Under our commercial paper program, we may issue unsecured commercial paper up to the maximum amount of $1.35 billion to fund short-term borrowing needs. The maturities of the commercial paper vary but may not exceed 270 days from the date of issue. Commercial paper is generally sold at par less a discount representing an interest factor. At September 30, 2025 and December 31, 2024, we had $764.4 million and $914.6 million of commercial paper outstanding with a weighted-average interest rate of 4.34 percent and 4.77 percent, respectively.

Senior Notes - At September 30, 2025, our long-term debt-to-capital ratio was 45.3 percent. Excluding the debt of KGSS-I, which is non-recourse to us, our long-term debt-to-capital ratio was 42.8 percent. See Note 14 of the Notes to Consolidated Financial Statements in this Quarterly Report for information with respect to KGSS-I.

At September 30, 2025, we had outstanding $2.2 billion of Senior Notes with none due within the next year. The indenture governing our Senior Notes includes an event of default upon the acceleration of other indebtedness of $100 million or more. Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding Senior Notes to declare those Senior Notes immediately due and payable in full.

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

Unsecured Term Loan - In August 2025, we entered into a 13-month unsecured term loan agreement totaling $250 million. The loan bears interest at a variable rate based on Term SOFR, initially set using the 6-month Term SOFR at closing, plus a 90 bps spread as specified in the agreement. The interest rate resets automatically at months six and twelve, each based on the prevailing 6-month Term SOFR plus a spread of 90 bps, and 1-month Term SOFR plus a spread of 90 bps, respectively, until the term loan matures in September 2026. Interest is payable quarterly, and the loan includes customary covenants and default provisions. Proceeds of the term loan will be available for working capital, capital expenditures, acquisitions, mergers, and other general corporate purposes.

Credit Ratings - Our credit ratings at September 30, 2025, were:

Rating Agency	Long-term Rating	Short-term Rating	Outlook
Moody’s	A3	Prime-2	Stable
S&P	A-	A-2	Stable

We intend to maintain credit metrics at a level that supports our balanced approach to capital investment and a return of capital to shareholders via a dividend that we believe will be competitive with our peer group.

Securitized Utility Tariff Bonds - At September 30, 2025, we had outstanding $257.9 million of 5.486 percent KGSS-I Securitized Utility Tariff Bonds with $30.6 million due within the next year. The bonds are governed by an indenture between KGSS-I and the indenture trustee. The indenture contains certain covenants that restrict KGSS-I’s ability to sell, transfer, convey, exchange, or otherwise dispose of its assets.
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

In February 2023, we entered into an at-the-market equity distribution agreement under which we may issue and sell shares of our common stock with an aggregate offering price up to $300 million. Sales of common stock are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. At September 30, 2025, we had $225.5 million of equity available for issuance under the program.

Pension and Other Postemployment Benefit Plans - In 2025, our contributions are expected to be approximately $6.8 million to our defined benefit pension plans, and no contributions are expected to be made to our other postemployment benefit plans. We use a December 31 measurement date for our plans.

In August 2025, we purchased a group annuity contract and transferred approximately $41.6 million of the assets and liabilities related to certain participants in our defined benefit pension plan to a third-party insurance company.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Nine Months Ended
	September 30,		Variance
	2025	2024	2025 vs. 2024
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$535.8	$305.8	$230.0
Investing activities	(543.8)	(522.2)	(21.6)
Financing activities	(49.7)	205.8	(255.5)
Change in cash, cash equivalents, restricted cash and restricted cash equivalents	(57.7)	(10.6)	(47.1)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	78.5	39.4	39.1
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$20.8	$28.8	$(8.0)

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

Operating cash flows were higher for the nine months ended September 30, 2025, compared with the prior period, due primarily to working capital changes related to the recovery of regulatory assets.

Investing Cash Flows - Cash used in investing activities increased for the nine months ended September 30, 2025, compared with the prior period, due primarily to an increase in capital expenditures for system integrity and extension of service to new areas.

Financing Cash Flows - Cash used in financing activities increased for the nine months ended September 30, 2025, compared with the prior period, due primarily to the repayment of notes payable.

ENVIRONMENTAL, SAFETY AND REGULATORY MATTERS

Environmental Matters - We are subject to multiple laws and regulations regarding protection of the environment and natural and cultural resources, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, plant and wildlife protection, hazardous materials use, storage and transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits or the discovery of presently unknown environmental conditions may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the CAA and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation and remediation compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and nine months ended September 30, 2025 and 2024.

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

Pursuant to the AAO, costs approved for recovery in a future rate proceeding are to be amortized over a 15-year period. The unamortized amounts are not included in rate base or accumulate carrying charges. Following a determination that future investigation and remediation work approved by the KDHE exceeds $32.0 million, net of any related insurance recoveries, Kansas Gas Service is required to file an application with the KCC for approval to increase the $32.0 million cap. At September 30, 2025 and December 31, 2024, we have deferred $30.3 million and $31.1 million, respectively, for accrued investigation and remediation costs, net of insurance proceeds, pursuant to our AAO.

We also own or retain legal responsibility for certain environmental conditions at a former MGP site in Texas. At the request of the TCEQ, we began investigating the level and extent of contamination associated with the site under their Texas Risk Reduction Program. A preliminary site investigation revealed that this site contains contaminants generally associated with MGP sites and is subject to control or remediation under various environmental laws and regulations. At September 30, 2025, estimated costs associated with expected remediation activities for this site are not material.

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and nine months ended September 30, 2025 and 2024. The reserve for remediation of our MGP sites was $13.8 million and $14.3 million at September 30, 2025 and December 31, 2024, respectively.

Environmental Footprint - We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations. Our expenditures for environmental investigation and remediation compliance to-date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows for the three and nine months ended September 30, 2025 and 2024.

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

•our ability to comply with all covenants in our indentures and our short and long term credit agreements, a violation of which, if not cured in a timely manner, could trigger a default of our obligations;
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

Interest-Rate Risk

We are exposed to interest-rate risk primarily associated with commercial paper borrowings, borrowings under our short and long term credit agreements, and new debt financing needed to fund capital requirements, including future contractual obligations and maturities of long-term and short-term debt. We may manage interest-rate risk on future borrowings through the use of fixed-rate debt, floating-rate debt and, at times, interest-rate swaps. Fixed-rate swaps may be used to reduce our risk of increased interest costs during periods of rising interest rates. Floating-rate swaps may be used to convert the fixed rates of long-term borrowings into short-term variable rates.

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

During the quarter ended September 30, 2025, no director or Section 16 officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in the Exchange Act).

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

10.1
Credit Agreement, dated as of August 11, 2025, among ONE Gas, Inc., the lenders party thereto from time to time and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on August 11, 2025 (File No. 1-36108)).

10.2
Third Amended and Restated Credit Agreement, dated as of October 30, 2025, among ONE Gas, Inc., the lenders party thereto from time to time and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on October 30, 2025 (File No. 1-36108)).]

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

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2025 and 2024; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and 2024; (iv) Consolidated Balance Sheets at September 30, 2025 and December 31, 2024; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024; (vi) Consolidated Statements of Equity for the three and nine months ended September 30, 2025 and 2024; and (vii) Notes to Consolidated Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 4, 2025		ONE Gas, Inc.
Registrant

	By:	/s/ Christopher P. Sighinolfi
Christopher P. Sighinolfi
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)