Form 10-K
period 2025-12-31
ONE Gas, Inc.
filed 2026-02-19
CIK 1587732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025.
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.
Commission file number   001-36108
ONE Gas, Inc.
(Exact name of registrant as specified in its charter)

Oklahoma		46-3561936
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

15 East Fifth Street
Tulsa,	OK	74103
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code   (918) 947-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	OGS	New York Stock Exchange
NYSE Texas
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

The aggregate market value of the equity securities held by nonaffiliates based on the closing trade price of the registrant on June 30, 2025, was $4.2 billion.

On February 13, 2026, we had 62,692,484 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 21, 2026, are incorporated by reference in Part III.

This page intentionally left blank.

ONE Gas, Inc.

As used in this Annual Report, references to “we,” “our,” “us,” or the “Company” refer to ONE Gas, Inc., an Oklahoma corporation, and its predecessors and subsidiaries, unless the context indicates otherwise.

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

AVAILABLE INFORMATION

We make available, free of charge, on our website (www.onegas.com) our Annual Reports, Quarterly Reports, Current Reports on Form 8-K, amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act and reports of holdings of our securities filed by our officers and directors under Section 16 of the Exchange Act. Such materials are available as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC, which also makes these materials available on its website (www.sec.gov). Our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Certificate of Incorporation, by-laws, the written charters of our Audit Committee, Executive Compensation Committee, and Corporate Governance Committee, and our Sustainability Report are also available on our website, and copies of these documents are available upon request.

In addition to filings with the SEC and materials posted on our website, we also use social media platforms as channels of information distribution to reach investors and other stakeholders. Information contained on our website and posted on or disseminated through our social media accounts is not incorporated by reference into this report.

GLOSSARY - The abbreviations, acronyms and industry terminology used in this Annual Report are defined as follows:

AAO	Accounting Authority Order
ADIT	Accumulated deferred income taxes
AFUDC	Allowance for funds used during construction
AI	Artificial intelligence
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2025
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bcf	Billion cubic feet
bps	Basis points
CAA	Federal Clean Air Act, as amended
CFTC	Commodities Futures Trading Commission
Code	Internal Revenue Code of 1986, as amended
CODM	Chief operating decision maker
COSO	Committee of Sponsoring Organizations of the Treadway Commission
DART
Days Away, Restricted or Transferred Incident Rate; calculated by multiplying the total number of recordable injuries and illnesses, or one or more restricted days that resulted in an employee transferring to a different job within the company by 200,000, and then dividing that number by the total number of hours worked by all employees

DHS	United States Department of Homeland Security
DOT	United States Department of Transportation
ECP	The ONE Gas, Inc. Amended and Restated Equity Compensation Plan (2018)
EDIT	Excess deferred income taxes resulting from a change in enacted tax rates
EPA	United States Environmental Protection Agency
EPS	Earnings per share
ERT	Emergency Response Time; calculated as the time between the creation of an emergency order and the arrival of a first company responder to the scene expressed as the percentage of emergency orders with a response time of 30 minutes or less
ESPP	The ONE Gas, Inc. Amended and Restated Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
GRIP	Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
HDD	Heating degree day is a measure designed to reflect the demand for energy needed for heating based on the extent to which the daily average temperature falls below a reference temperature for which no heating is required, usually 65 degrees Fahrenheit
IRS	United States Internal Revenue Service
IT	Information Technology
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
KGSS-I	Kansas Gas Service Securitization I, L.L.C.
MGP	Manufactured gas plant
MMcf	Million cubic feet
Moody’s	Moody’s Investors Service, Inc.
NYSE	New York Stock Exchange
NYSE Texas	NYSE Texas, Inc.
OCC	Oklahoma Corporation Commission
ONE Gas	ONE Gas, Inc.
ONE Gas Credit Agreement	ONE Gas’ $1.5 billion revolving credit agreement, amended and restated on October 30, 2025
OSHA	Occupational Safety and Health Administration
PBRC	Performance-Based Rate Change
PCAOB	Public Company Accounting Oversight Board

PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
PIPES Act	Protecting Our Infrastructure of Pipelines and Enhancing Safety (PIPES) Act of 2020
PVIR
Preventable Vehicle Incident Rate; calculated by multiplying the number of total preventable vehicle incidents by 1,000,000 and then dividing that number by the total number of business use miles driven

Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
ROE	Return on equity calculated consistent with utility ratemaking principles in each jurisdiction in which we operate
RRC	Railroad Commission of Texas
S&P	Standard & Poor’s Ratings Services
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Securities Act	Securities Act of 1933, as amended
Securitized Utility Tariff Bonds	Series 2022-A Senior Secured Securitized Utility Tariff Bonds, Tranche A
Securitized Utility Tariff Property	Securitized Utility Tariff Property as defined in the financing order issued by the KCC in August 2022
Senior Notes	ONE Gas’ registered unsecured notes consisting of $550 million of 5.10 percent senior notes due April 2029, $300 million of 2.00 percent senior notes due May 2030, $300 million of 4.25 percent senior notes due September 2032, $600 million of 4.658 percent senior notes due February 2044, and $400 million of 4.50 percent senior notes due November 2048
TCEQ	Texas Commission on Environmental Quality
TRIR	Total Recordable Incident Rate; calculated by multiplying the number of recordable cases by 200,000, and then dividing that number by the number of hours worked by all employees
TSA	United States Department of Homeland Security’s Transportation Security Administration
Term SOFR	The SOFR for a specific loan term
Unsecured Term Loan Agreement	ONE Gas’ agreement which provides for a $250 million 13-month term loan facility
WNA	Weather normalization adjustment(s)
XBRL	eXtensible Business Reporting Language

PART I.

ITEM 1.    BUSINESS

OUR BUSINESS

ONE Gas, Inc. is incorporated under the laws of the state of Oklahoma. Our common stock is listed on the NYSE and the NYSE Texas under the trading symbol “OGS,” and is included in the S&P MidCap 400 Index. We are a 100-percent regulated natural gas distribution utility, headquartered in Tulsa, Oklahoma, and one of the largest publicly traded natural gas utilities in the United States. We are the successor to the company founded in 1906 as Oklahoma Natural Gas Company, which became ONEOK, Inc. (NYSE: OKE) in 1980. On January 31, 2014, ONE Gas officially separated from ONEOK, Inc.

We provide natural gas distribution services to approximately 2.3 million customers. We are the largest natural gas distributor in Oklahoma and Kansas and the third largest in Texas, in terms of customers. We primarily serve residential, commercial, and transportation customers in all three states. Our largest natural gas distribution markets, in terms of customers, are Oklahoma City and Tulsa, Oklahoma; Kansas City, Wichita, and Topeka, Kansas; and Austin and El Paso, Texas. Our three divisions, Oklahoma Natural Gas, Kansas Gas Service, and Texas Gas Service, distribute natural gas to approximately 89 percent, 72 percent, and 13 percent of the natural gas distribution customers in Oklahoma, Kansas, and Texas, respectively.

OUR STRATEGY

Our mission is to deliver natural gas for a better tomorrow. Our business strategy is focused on:

•Engaged and High-performing Workforce - Our employees are the foundation of the Company. Our success begins with a culture built on our core values and a commitment to engaging people to do their best work in an inclusive environment. Every employee makes a difference and contributes to our success.

•Safe Operations - We are committed, first and foremost, to pursuing a zero-incident and 100-percent compliance safety culture. We deploy a variety of operational and damage prevention procedures and technologies to monitor, protect, and maintain our natural gas distribution system. Our focus on safety also extends to protecting our information systems from cyber intrusions.

•Capital Investments - A significant portion of our capital spending is focused on the safety, integrity, and reliability of our natural gas distribution system in a way that serves our customers’ energy needs responsibly and sustainably. We invest capital to meet growing customer demand, support economic development, and manage our technology needs.

•Serving Customers - We provide safe, reliable, and affordable energy to meet our customers’ evolving energy needs. We manage our resources effectively and leverage technology solutions to enhance operational efficiency.

•Delivering Foundational Energy - Our assets are essential to our customers and the integrated energy system. Natural gas and its applications as a foundational energy source play a crucial role in meeting growing energy needs and complementing renewables and other energy sources.

REGULATORY OVERVIEW

We are subject to the regulation and oversight of the state and local regulatory authorities of the territories in which we operate. Rates and charges for natural gas distribution services are established by the OCC for Oklahoma Natural Gas and by the KCC for Kansas Gas Service. Rates and charges in the incorporated cities of our service areas in Texas are established by those cities, which have primary jurisdiction. Rates and charges in the unincorporated areas of our service territory in Texas are established by the RRC. All appellate matters in Texas are subject to regulatory oversight by the RRC. These regulatory authorities have the responsibility of ensuring that the utilities under their jurisdiction provide safe and reliable service at a reasonable cost, while providing utilities the opportunity to earn a fair and reasonable return on their investments.

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

Texas - Texas Gas Service files periodic rate cases with cities we serve and the RRC. Between rate cases, Texas Gas Service can adjust rates through annual filings pursuant to the GRIP statute. In February 2026, Texas Gas Service’s customers were aggregated in a single statewide service area. Prior to February 2026, Texas Gas Service’s customers were aggregated in three services areas.

Annual filings under the GRIP statute allow Texas Gas Service to recover depreciation, taxes, and a return on the annual net increase in investment. After the fifth anniversary of the effective date of the rate schedules from the first GRIP filing, Texas Gas Service is required to file a full rate case. A full rate case may be filed at shorter intervals if desired by either Texas Gas Service or the applicable regulator. In 2025, Texas Gas Service made annual GRIP filings in all of its previously designated service areas.

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

The following tables provide additional detail on our rate structures and the regulatory mechanisms in each of our jurisdictions:

Division	Jurisdiction	Effective Date of Last Action(1)	Rate Base (millions)	Pre-Tax Rate of Return	Equity Ratio	ROE
Oklahoma Natural Gas (2)	Oklahoma	June 2025	$2,453	8.94%	59%	9.40%
Kansas Gas Service (3)	Kansas	August 2025	$1,468	8.97%	N/A	9.60%
Texas Gas Service (4)	Texas	January 2026	$1,887	9.22%	60%	9.80%

Division	Jurisdiction	Interim Rate Adjustment Mechanism	Interim Capital Recovery	WNA	WNA Effective Dates	Energy Efficiency / Conservation Program
Oklahoma Natural Gas	Oklahoma	PBRC	Yes	Yes	November - April	Yes
Kansas Gas Service	Kansas	GSRS	Yes	Yes	January - December	No
Texas Gas Service	Texas	GRIP	Yes	Yes	September - May	No

Division	Jurisdiction	Purchased Gas Adjustment(5)	Bad Debt Recovery(6)	Expense Trackers(7)
Oklahoma Natural Gas	Oklahoma	Yes	Yes	N/A
Kansas Gas Service (3)	Kansas	Yes	Yes	Yes
Texas Gas Service	Texas	Yes	Yes	Yes

(1)	Effective date of last approved rate case or interim filing.
(2)	The rate base, authorized ROE, authorized debt/equity ratio, and authorized return on equity presented in this table are those from the most recent approved regulatory filing for Oklahoma Natural Gas.
(3)	Kansas Gas Service’s most recent rate case, approved in November 2024, settled without a determination of rate base, ROE, authorized debt/equity ratio, and authorized return on equity. This reflects Kansas Gas Service’s estimate of rate base from that rate case adjusted for approved GSRS filings and of the ROE embedded in the pre-tax carrying charge utilized in its GSRS filing.
(4)	The authorized ROE, debt/equity ratio, and return on equity presented in this table are those from the most recently approved rate case for Texas Gas Service, which settled without a determination of rate base. The rate base presented reflects Texas Gas Service’s estimate of rate base from that rate case.
(5)	Our purchased gas adjustment mechanisms allow recovery of expenses the Company incurs to purchase, transport, and store natural gas for our customers. These costs are passed on to customers without markup.
(6)	We recover the gas cost portion of bad debts through our various purchased gas adjustment mechanisms.
(7)	Expense trackers include pension and other postemployment benefits costs for Kansas Gas Service and Texas Gas Service, ad-valorem taxes in Kansas, and pipeline integrity testing expenses in Texas.

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

For the year ended December 31, 2025, approximately 91 percent, 52 percent, and 66 percent of our revenues from sales customers, excluding the cost of natural gas, were recovered from fixed charges for Oklahoma Natural Gas, Kansas Gas Service, and Texas Gas Service, respectively.

MARKET CONDITIONS AND SEASONALITY

Supply - We purchased 165 Bcf and 149 Bcf of natural gas supply in 2025 and 2024, respectively. Our natural gas supply portfolio consists of contracts with varying terms from a diverse group of suppliers. We award these contracts through competitive-bidding processes to ensure reliable and competitively priced natural gas supply. We acquire our natural gas supply from natural gas processors, marketers, and producers.

An objective of our supply-sourcing strategy is to provide value to our customers through reliable, competitively priced, and flexible natural gas supply and transportation from multiple production areas and suppliers. This strategy is designed to mitigate the impact on our supply from physical interruptions, financial difficulties of a single supplier, natural disasters, and other unforeseen force majeure events, as well as to ensure that adequate supply is available to meet the variations of customer demand.

We do not anticipate problems with securing natural gas supply to satisfy customer demand; however, if supply shortages were to occur, we have curtailment provisions in our tariffs that allow us to reduce or discontinue natural gas service to large industrial users and to request that residential and commercial customers reduce their natural gas requirements to an amount essential for public health and safety. In addition, during times of critical supply disruptions, curtailments of deliveries to customers with firm contracts may be made in accordance with guidelines established by appropriate federal, state, and local regulatory agencies.

Natural gas supply requirements for our sales customers are impacted by weather and economic conditions. Our customers’ usage may also change in response to a variety of factors, including:
•the occurrence of a significant disruption in natural gas supplies, either by itself, or accompanied by higher or lower natural gas prices;
•the availability of more energy-efficient construction methods or home improvements such as installation or replacement of insulated doors and windows, additional or energy efficient insulation, and installation or replacement of existing appliances with more efficient appliances; and
•fuel switching from natural gas to other energy alternatives.

In managing our natural gas supply portfolios, we partially mitigate price volatility for our customers using a combination of natural gas in storage, fixed-price natural gas contracts, and financial derivatives. We have natural gas financial hedging programs that have been authorized by the OCC, KCC, and in the incorporated municipalities in Texas. We do not utilize financial derivatives for speculative purposes, nor do we have trading operations associated with our business.

As of December 31, 2025, we had 60.8 Bcf of natural gas storage capacity under contract with remaining terms ranging from one to ten years and maximum allowable daily withdrawal capacity of approximately 1.8 Bcf. This storage capacity allows us to purchase natural gas during the off-peak season and store it for use in the winter periods. This storage is also needed to support the reliability of gas deliveries during peak demands for natural gas. Approximately 35 percent of our winter natural gas supply needs for our sales customers is expected to be supplied from storage.

Demand - See discussions below under Seasonality and Competition for factors affecting demand for our services.

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

Competition - We encounter competition based on customers’ preference for natural gas, compared with other energy alternatives and their comparative prices. We compete primarily to supply energy for space and water heating, cooking, and clothes drying. Significant energy usage competition occurs between natural gas and electricity in the residential and small commercial markets. Customers and builders typically make the decision on the type of equipment, and therefore the energy source, at initial installation, generally locking in the chosen energy source for the life of the equipment. Changes in the competitive position of natural gas relative to electricity and other energy alternatives have the potential to cause a decline in consumption of natural gas or in the number of natural gas customers. In Texas, we are also subject to competition from other local distribution companies.

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

Employment - We employed approximately 4,000 people on February 1, 2026, including approximately 700 people at Kansas Gas Service who are subject to collective bargaining agreements. The following table sets forth our contracts with collective bargaining units at February 1, 2026:

Union	Approximate Employees	Contract Expires
The United Steelworkers	400	May 31, 2028
International Brotherhood of Electrical Workers	300	June 30, 2027

We recognize that employees are a key stakeholder group for the success of our business. Therefore, we perform an annual survey to monitor and assess employee engagement.

Workplace Health and Safety - Safety is our number one core value. We are committed to pursuing a zero-incident safety culture, which can reduce risk, enhance productivity, and build a strong reputation in the communities in which we operate. Our success is reliant on training and development, performance management, and shared responsibility that focuses on engagement and ensures our employees know what is expected to keep themselves, their co-workers, our customers, and communities safe. We have implemented and track operational safety measures focused on the importance of personal injury prevention, reducing the severity of injuries, safe driving, and public safety. The following table sets forth our performance for the periods indicated:

	Year Ended December 31,
Operational measures focused on safety	2025	2024	2023
TRIR	1.27	1.33	1.09
DART	0.18	0.15	0.16
PVIR	1.60	1.56	1.82
ERT	66.3%	65.6%	64.8%

TRIR, DART, and PVIR are personal safety metrics tracked by the American Gas Association. We regularly rank in the top quartile for similar-sized local distribution companies for these metrics.

We are committed to a supportive culture of physical, financial, emotional, and social wellness for employees. We provide health and wellness programs to support and inspire our employees to make healthy personal and professional lifestyle choices.

Inclusion and Diversity - Our core values include inclusion and diversity, and we believe in creating equal opportunities to recognize the value and voice of every employee.
We have an Inclusion and Diversity Council, which is chaired by our Chief Executive Officer, that includes both permanent members and rotating members from various functional areas, backgrounds, and experiences. The Inclusion and Diversity Council provides governance and guidance for sharing our vision of an inclusive and diverse workforce. In addition, we have employee-led resource groups, which are open to all employees, to provide community and support to our employees.

The Company is committed to providing equal opportunity to all employees and applicants and proactively reviews its policies and programs for compliance with all applicable laws, regulations, and executive orders. None of the Company’s Inclusion and Diversity efforts include quotas or preferences based upon an individual’s membership in a particular constituency, and participation in all Inclusion and Diversity activities is voluntary and open to all employees.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

All executive officers are elected annually by our Board of Directors and each serves until such person resigns, is removed, or is otherwise disqualified to serve or until such officer’s successor is duly elected. Our executive officers listed below include the officers who have been designated by our Board of Directors as our Section 16 officers.

Name	Age*		Business Experience in Past Five Years
Robert S. McAnnally	62	2021 to present	President, Chief Executive Officer and Director
		2020 to 2021	Senior Vice President and Chief Operating Officer
Christopher P. Sighinolfi	42	2024 to present	Senior Vice President and Chief Financial Officer
		2022 to 2024	Vice President, Corporate Development and Investor Relations
		2021 to 2022	Vice President, Corporate Development
Curtis L. Dinan	58	2021 to present	Senior Vice President and Chief Operating Officer
		2020 to 2021	Senior Vice President and Chief Commercial Officer
Regina L. Gregory	55	2025 to present	Senior Vice President, General Counsel and Assistant Secretary
		2020 to 2024	Executive Vice President, General Counsel and Corporate Secretary, Targa Resources Corp.
		2018 to 2020	Vice President and Assistant General Counsel, Targa Resources Corp.
Mark A. Bender	61	2015 to present	Senior Vice President, Administration and Chief Information Officer
Angela E. Kouplen	51	2023 to present	Senior Vice President and Chief Human Resources Officer
		2022 to 2023	Vice President of Administration and Chief Information Officer, the University of Tulsa
		2021 to 2022	Vice President and Chief Information Officer, the University of Tulsa
		2016 to 2021	Senior Vice President of Administration and Chief Information Officer, WPX Energy
W. Kent Shortridge	59	2022 to present	Senior Vice President, Operations and Customer Service
		2018 to 2022	Managing Vice President, Operations
Brian F. Brumfield	58	2022 to present	Vice President, Chief Accounting Officer and Controller
		2017 to 2022	Controller, Tucson Electric Power/UNS Energy
* As of January 1, 2026

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

We are subject to all the risks and hazards typically associated with the natural gas distribution business that could affect public safety as well as the reliability of our distribution system. Operating risks include, but are not limited to, leaks, accidents, pipeline ruptures, and the breakdown or failure of equipment or processes. Other operational hazards and unforeseen interruptions include adverse weather conditions, third-party damage to our system, accidents, explosions, fires, the collision of equipment or vehicles with our pipeline facilities, and catastrophic events, such as severe weather events, hurricanes, thunderstorms, tornadoes, wildfires, sustained extreme temperatures, earthquakes, floods, acts of terrorism, pandemics and other health crises, or other similar events beyond our control. Climate change could cause these catastrophic events to become more severe or more frequent. It is also possible that our facilities, or those of our counterparties or service providers, could be direct targets or indirect casualties of an act of terrorism, including cyber-attacks. These issues could result in legal liability, repair and remediation costs, increased operating costs, significantly increased capital expenditures, regulatory fines and penalties, and other costs, and diminish customer confidence.

Our general liability, cyber, and property insurance policies for many of these hazards and risks are subject to certain limits, deductibles, and policy exclusions. The insurance proceeds received for any loss of, or any damage to, any of our systems or facilities or to third parties may not be sufficient to restore the total loss or damage. Further, the proceeds of any such insurance may not be received in a timely manner. The occurrence of any of the foregoing could have a material adverse effect on our financial condition, results of operations, and cash flows.

We may be unable to attract and retain management and professional and technical employees, or we may experience workforce disruptions due to strikes or work stoppages by our unionized employees, which could adversely impact our operations, earnings, and cash flows.

Our ability to implement our business strategy, satisfy our regulatory requirements, and serve our customers is dependent upon our ability to continue to recruit and employ a skilled, agile, diverse, and engaged workforce consisting of talented and experienced managers, professional, and technical employees. The competition for talent has become increasingly intense and we may experience increased employee turnover due to a tight labor market. If we are unable to recruit and retain an appropriately qualified workforce, we could encounter operating challenges primarily due to a loss of institutional knowledge and expertise, errors due to inexperience, or the lengthy time period typically required to train replacement personnel adequately. In addition, higher costs could result from loss of productivity, increased safety compliance issues, or cost of contract labor. Additionally, approximately 18 percent of our employees are represented by collective-bargaining units under collective-bargaining agreements. Disputes over the agreements or failure to timely and effectively renegotiate new agreements upon their expiration could have a negative effect on our business, financial condition and results of operations, or result in a work stoppage. Any future work stoppage could, depending on the breadth and the length of the work stoppage, have a material adverse effect on our financial condition, results of operations, and cash flows.

The unavailability of adequate natural gas pipeline transportation and storage capacity or a decrease in natural gas supply may decrease and impair our ability to meet customers’ natural gas requirements, and our financial condition may be adversely affected.

To meet customers’ natural gas demands, we rely on and must obtain sufficient natural gas supply, pipeline transportation, and storage capacity from third parties. If we are unable to obtain these, our ability to meet our customers’ natural gas requirements could be impaired. If a substantial disruption to or reduction in natural gas supply, pipeline capacity, or storage capacity occurred due to operational failures or disruptions, legislative or regulatory actions, hurricanes, tornadoes, wildfires, floods, earthquakes, extreme cold weather, acts of terrorism, cyber-attacks, or acts of war, our operations or financial results could be adversely affected.

Our business increasingly relies on technology, the failure of which may adversely affect our financial results and cash flows.

Due to technological advances, we have become more reliant on technology to operate our business effectively. We use computer programs and applications to help run our business, including an enterprise resource planning system that integrates data and reporting activities across the Company. Additionally, certain portions of our IT systems and infrastructure are provided or maintained by third-party vendors. The failure of these or other similarly important technologies, the lack of alternative technologies, or our inability to have these technologies supported, updated, expanded, or integrated into other technologies, could hinder our operations, and adversely impact our financial condition and results of operations.

The occurrence of cyber breaches or physical security attacks on our business, or those of third parties, may disrupt or adversely affect our operations or result in the loss or misuse of confidential and proprietary information.

Our Company employs a comprehensive cybersecurity program, with robust technical defenses and implemented policies, procedures, and controls aimed at protecting our information technology, operational technology, and data systems from acts of terrorism, cyber-attacks, and security breaches. Our program, however, cannot guarantee the prevention nor mitigation of all incidents. Any cyber breaches or physical security attacks, or threats of such attacks, that affect our IT systems, distribution facilities, customers, suppliers, and third-party service providers or any financial data could disrupt normal business operations, expose sensitive information, and/or lead to physical damage that may have a material adverse effect on our business. A severe attack or security breach could adversely affect our business reputation, diminish customer confidence, disrupt operations, subject us to financial liability or increased regulation, increase our costs, and expose us to material legal claims and liability which may not be fully covered by insurance, and our business, financial condition, results of operations, and cash flows could be adversely affected. As cyber or physical security attacks become more frequent and sophisticated, we could be required to incur increased costs to strengthen our systems or obtain additional insurance coverage against potential losses. Federal and state regulatory agencies, such as DHS and TSA, are increasingly focused on risks related to physical security and cybersecurity in general and have promulgated more stringent security regulations specifically for certain federal contractors and critical infrastructure sectors, including natural gas distribution. Any failure to comply with such government regulations may have a material adverse effect on our results of operations and financial condition. Despite Company policy restrictions on AI, whitelisting of sites, and contractual limitations on vendors’ use of AI, there is also a risk of inadvertent sharing of confidential or proprietary data through the inappropriate use of open AI tools.

We are subject to various risks associated with climate change which could increase our operating costs or restrict our opportunities in new or existing markets, adversely affecting our financial results, growth, cash flows, and results of operations.

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

REGULATORY AND LEGISLATIVE RISKS

We are subject to the federal, state, and local regulation of the safety of our systems and operations, including pipeline safety, system integrity, and the safety of our employees and facilities that may require significant expenditures or, in the case of noncompliance, substantial fines or penalties.

We are subject to regulation under federal pipeline safety statutes promulgated by PHMSA, DOT, OSHA, and any analogous state regulations. These include safety requirements for the design, construction, operation, and maintenance of pipelines, including transmission and distribution pipelines. Additionally, the workplaces associated with our facilities are subject to the requirements of DOT and OSHA and comparable state statutes that regulate the protection of the health and safety of workers. Compliance with existing or new laws and regulations may result in increased capital, operating, and other costs which may not be recoverable in rates from our customers or may impact materially our competitive position relative to other energy providers. The failure to comply with these laws, regulations, and other requirements, or an accident or injury to employees could expose us to civil or criminal liability, enforcement actions, fines, penalties, or injunctive measures that may not be recoverable through our rates and could have a material adverse effect on our business, financial condition, results of operations, cash flows, and reputation.

There is additional uncertainty regarding current and future regulatory interpretations as a result of the United States Supreme Court’s decision in June 2024 to overturn the “Chevron Doctrine,” pursuant to which courts generally deferred to agencies’ interpretation of regulations in litigation against those agencies.

We are subject to federal, state, and local laws, rules, and regulations that could impact our ability to earn a reasonable rate of return on our invested capital and to fully recover our invested capital, operating costs, and natural gas costs.

We are subject to regulatory oversight from various federal, state, and local regulatory authorities, including the OCC, KCC, RRC, and various municipalities in Texas. Regulatory actions from these authorities relate to allowed rates of return, rate design and construct, and purchased gas and operating cost recovery. Therefore, our returns are continuously monitored and are subject to challenge for their reasonableness by regulatory authorities or third-party intervenors. Our ability to obtain timely future rate increases depends on regulatory discretion and therefore, there can be no assurance that we will be able to obtain rate increases, fully recover our costs, or that our authorized rates of return will continue at the current levels, which could adversely impact our results of operations, financial condition, and cash flows.

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

We are subject to environmental regulations and legislation, including those intended to address climate change, which could increase our operating costs, adversely affecting our financial results, growth, cash flows, and results of operations.

We are subject to laws, regulations, and other legal requirements enacted or adopted by federal, state, and local governmental authorities, including the EPA and any analogous state agencies, relating to protection of the environment, including those that govern discharges of substances into the air and water, the management and disposal of hazardous substances and waste, the clean-up of contaminated sites, groundwater quality and availability, plant and wildlife protection, as well as work practices related to employee health and safety. Environmental legislation also requires that our facilities, sites, and other properties associated with our operations be operated, maintained, abandoned, and reclaimed to the satisfaction of applicable regulatory authorities. The failure to comply with any laws, regulations, permits, and other requirements, or the discovery of presently unknown environmental conditions, could expose us to civil or criminal liability, enforcement actions and regulatory fines and penalties and could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

International, federal, regional, and/or state legislative and/or regulatory initiatives may attempt to regulate greenhouse gas emissions, including carbon dioxide and methane, as a response to the threat of climate change. Various states and municipalities have adopted or are considering adopting legislation, regulations, or other regulatory initiatives that are focused on areas such as greenhouse gas cap and trade programs, carbon taxes, reporting and tracking programs, and restrictions on emissions. Such laws or regulations could impose costs tied to carbon emissions, operational requirements or restrictions, or additional charges to fund energy efficiency activities. They could also incentivize alternative energy sources, impose costs or restrictions on end users of natural gas, or result in other costs or requirements, such as costs associated with the adoption of new infrastructure and technology to respond to new mandates.

We are subject to federal, state, and local laws, rules and regulations that could affect our operations and financial results.

Our business and operations are subject to regulation by a number of federal agencies, including but not limited to, FERC, CFTC, IRS, DOT, PHMSA, and various state agencies in Oklahoma, Kansas, and Texas, and we are subject to numerous other federal and state laws and regulations. Future changes to laws, regulations, and policies may impair our ability to compete for business or recover costs and could adversely affect our cash flows, restrict our ability to make capital investments, and may cause us to increase debt and take other actions to conserve cash. Any compliance failure related to these laws and regulations may result in fines, penalties, or injunctive measures affecting our operating assets. The fines or penalties for noncompliance with laws and regulations may not be recoverable through our rates. Our failure to comply with applicable regulations could result in fines, penalties, and a material adverse effect on our business, financial condition, results of operations, and cash flows.

FINANCIAL, ECONOMIC, AND MARKET RISKS

Unfavorable economic and market conditions could adversely affect our financial condition, earnings, cash flows, and limit our future growth.

Weakening economic activity in our markets, caused by factors such as inflation, tariffs, high interest rates, and supply chain disruptions could result in a loss of existing customers, a decline in energy consumption, or fewer new customers, especially in newly constructed homes and other buildings. Any of these conditions could adversely affect our revenues or restrict our future growth. These conditions may make it more difficult for customers to pay their natural gas bills, leading to slow collections and higher-than-normal levels of accounts receivable, which in turn could increase our financing requirements and bad debt expense. Customers may also experience difficulties paying their natural gas bills in the instance of severe weather events that result in higher usage and higher natural gas prices, reducing our collections and increasing our financing requirements and bad debt expense. This could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity, and prospects.

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

We cannot predict the timing, severity, or duration of any future economic slowdowns or natural gas market disruptions. Fluctuations and uncertainties in the economy may result in higher interest rates and inflationary pressures on the costs of goods, services, and labor. This could increase our expenses and capital spending and decrease our cash flows if we are not able to recover or recover timely such increased costs from our customers. The foregoing could adversely affect our business, financial condition, results of operations, and cash flows.

Our business activities are concentrated in three states.

We provide natural gas distribution services to customers in Oklahoma, Kansas, and Texas. Changes in the populations, regional economies, politics, regulations, regulatory decisions by state and local regulatory authorities, and weather patterns of these states could adversely impact our financial condition, results of operations, and cash flows.

The inability to access capital or significant increases in the cost of capital could adversely affect our results of operations, cash flows, and financial condition.

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

In addition, the breach of any covenants or any payment obligations in any of these debt agreements will result in an event of default under the applicable debt instrument. If an event of default were to occur, the holders of the defaulted debt may have the ability to cause all amounts outstanding with respect to that debt to be due and payable, subject to applicable grace periods. This could trigger cross-defaults under our other debt agreements, including our Senior Notes. Forced repayment of some or all of our indebtedness could require us to incur new debt at a higher cost, which would have an adverse impact on our financial condition, results of operations, and cash flows.

We may pursue acquisitions, divestitures, and other strategic opportunities which, if not successful, may adversely impact our results of operations, cash flows, and financial condition.

As part of our strategic objectives, we may pursue acquisitions to complement or expand our business, as well as divestitures and other strategic opportunities. We may not be able to successfully negotiate, finance or receive regulatory approval for future acquisitions or integrate the acquired businesses with our existing business and services. These efforts may also distract our management and employees from day-to-day operations and require substantial commitments of time and resources. Future acquisitions could result in potentially dilutive issuances of equity securities, a decrease in our liquidity as a result of our using a significant portion of our available cash or borrowing capacity to finance the acquisition, the incurrence of debt, contingent liabilities, amortization expenses, and substantial goodwill. The effects of these strategic decisions may have long-term implications that are not likely to be known to us in the short-term. We may be materially and adversely affected if we are unable to successfully integrate businesses that we acquire.

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

The Company established a governance committee to provide governance and oversight of security and compliance related activities for physical security and IT in support of their effective and efficient management of risks, strategies, and operational imperatives for the Company. The committee is chaired by our Senior Vice President and Chief Information Officer, and the membership includes a cross-functional team of executives from IT/cybersecurity, operations, human resources, customer service, commercial, risk and insurance, finance, and the legal department. The committee is structured to cultivate collaboration across the enterprise and to align and prioritize resources with our strategic plan.

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

Further, cybersecurity risk has been incorporated into the Company’s enterprise risk management process such that cybersecurity risk is managed on a comprehensive basis as part of strategy setting and driving performance throughout the Company. This includes identifying, aggregating, monitoring, measuring, assessing and managing risks that could affect our ability to fulfill our business objectives or execute our corporate strategy. The Company’s enterprise risk committee provides governance of the Company’s enterprise risk management. The committee is responsible for confirming that policies, practices, plans, and procedures are in place for identifying and addressing risks, including cybersecurity risks, that could have a material adverse impact on the Company’s business goals and objectives.

Oversight

Our cybersecurity oversight includes our internal control environment, cybersecurity standards, benchmarks, and internal governance committees. Annually, we assess, either internally or by an independent third-party, against multiple cybersecurity maturity models. We also leverage other industry standards and benchmarks, such as those from the National Institute of Standards and Technology, Department of Energy, and Cybersecurity and Infrastructure Security Agency best practices to inform our oversight strategy. The governance committee functions to ensure adherence and accountability to these standards and deploy appropriate resources to keep pace with the shifting cybersecurity threat landscape.

We have policies and procedures to oversee and manage the cybersecurity risks associated with both internal and external threats including the regular review of security reports, relevant cyber attestations, and other independent cyber ratings. These practices include technical controls and processes, as well as contractual mechanisms to mitigate risk. Additionally, we leverage cyber ratings, developed by reputable independent agencies, to assess our capabilities and compare ourselves to our peers. We have also implemented certain third-party risk management processes to assess, select, and monitor suppliers.

Furthermore, we have an organizational unit that provides compliance testing and review for our regulatory obligations, industry standards, and policies and procedures. This unit supports the IT and cybersecurity department by conducting formal assessments of compliance measures, consulting on control development and enhancement, and facilitating third-party assessments.

Response

In addition to the safeguards in place to minimize the likelihood and impact of a cyber incident, the Company has established response procedures to implement in the event an incident occurs. These response procedures are designed to identify, analyze, contain, and remediate such cyber incidents in a timely, consistent, and compliant manner. The response procedures are also designed to escalate information regarding cyber incidents promptly so that decisions regarding any required public disclosures and reporting can be made in a timely manner.

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

Education

The Company seeks to ensure every employee understands their role in keeping ONE Gas safe from cyber incidents. As part of this commitment, we provide our employees with cybersecurity awareness training on a regular basis as well as regular security - focused announcements and seminars. We augment these educational trainings with live phishing exercises that simulate the current threat landscape. These exercises provide immediate feedback and, if necessary, additional training or remedial action. The Company also includes cybersecurity training as part of every employee’s on-boarding process.

Experience

We have experienced no material cybersecurity breaches. As such, we have not spent any material amount of capital on addressing impacts, nor have we incurred any material breach expenses from penalties and settlements. We maintain cybersecurity insurance coverage that we believe is appropriate for the size and complexity of our business.

ITEM 2.    PROPERTIES

The following table sets forth the approximate miles of distribution mains and transmission pipelines we own as of December 31, 2025:

Properties (miles)	OK	KS	TX	Total
Distribution	19,900	11,900	11,400	43,200
Transmission	500	1,500	200	2,200
Total properties	20,400	13,400	11,600	45,400

We lease approximately 363,000 square feet of office space and other facilities for our operations. In addition, we have 60.8 Bcf of natural gas storage capacity under contract, with maximum allowable daily withdrawal capacity of approximately 1.8 Bcf.

ITEM 3.    LEGAL PROCEEDINGS

See Note 15 of the Notes to Consolidated Financial Statements in this Annual Report for information regarding legal proceedings.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET HOLDERS AND DIVIDENDS

Our common stock is listed on the NYSE and the NYSE Texas under the trading symbol “OGS.”

At February 13, 2026, there were 7,979 registered shareholders of our common stock.

In January 2026, we declared a dividend of $0.68 per share ($2.72 per share on an annualized basis) for shareholders of record on February 20, 2026, payable on March 6, 2026.

Performance Graph

The following performance graph compares the performance of our common stock with the S&P MidCap 400 Utilities Index, the S&P MidCap 400 Index, the Dow Jones Industrial Average and a ONE Gas peer group during the period beginning December 31, 2020 and ending on December 31, 2025. This graph assumes a $100 investment in our common stock and in each of the indices at the beginning of the period and a reinvestment of dividends paid throughout the period.

Value of $100 Investment Assuming Reinvestment of Dividends at December 31, 2020, Through December 31, 2025, among ONE Gas, Inc., the S&P MidCap 400 Utilities Index, the S&P MidCap 400 Index, the Dow Jones Industrial Average and the ONE Gas peer group
$200
$175
$150
$125
$100
$75
Dec-20
Dec-21
Dec-22
Dec-23
Dec-24
Dec-25
ONE Gas, Inc.
S&P MidCap 400 Utilities Index
S&P MidCap 400 Index
Dow Jones Industrial Average
ONE Gas Peer Group

	Cumulative Total Return As of Each Year Ended
	December 31,
	2021	2022	2023	2024	2025
ONE Gas, Inc.	$104.36	$104.98	$91.54	$103.50	$119.59
S&P MidCap 400 Utilities Index	$119.75	$119.57	$103.77	$136.41	$163.55
S&P MidCap 400 Index	$124.73	$108.37	$126.13	$143.65	$154.40
Dow Jones Industrial Average	$120.95	$112.65	$130.87	$150.49	$172.95
ONE Gas Peer Group*	$118.35	$123.37	$118.82	$141.32	$168.17
* The ONE Gas peer group used in this graph is the same peer group that will be used in determining our level of performance under our 2025 performance units at the end of the three-year performance period and is comprised of the following companies: Atmos Energy Corporation; Avista Corporation; Black Hills Corporation; CenterPoint Energy, Inc.; Chesapeake Utilities Corporation; CMS Energy Corporation; New Jersey Resources Corporation; NiSource Inc.; Northwest Natural Holding Company; NorthWestern Energy Group, Inc.; Southwest Gas Holdings, Inc.; and Spire Inc.

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the Notes to Consolidated Financial Statements in this Annual Report. We have disclosed non-GAAP financial measures of adjusted net income and adjusted net income per share. Management and the Board of Directors use these non-GAAP financial measures, in addition to GAAP financial measures, to evaluate financial performance, specifically impacts from certain regulatory mechanisms designed to mitigate regulatory lag, understand and compare operating results across accounting periods, and for planning and forecasting. These non-GAAP financial measures are additional information and should not be considered as alternatives to, or more meaningful than, the related GAAP financial measures or comparable to similar measures used by other companies.

EXECUTIVE SUMMARY

We are a 100-percent regulated natural gas distribution company. As such, our regulators determine the rates we are allowed to charge for our service based on the revenue requirements needed to achieve our authorized rates of return. We earn revenues from the delivery of natural gas, but do not earn a profit on the natural gas that we deliver, as those costs are passed through to our customers at cost. The primary components of our revenue requirements are the amount of capital invested in our business, which is also known as rate base, our allowed rate of return on our capital investments, and our recoverable operating expenses, including depreciation, interest expense, and income taxes. The variable component of our rates is dependent on the consumption of natural gas, which is impacted primarily by the weather and, to a lesser extent, economic activity. While we have WNA mechanisms that adjust customers’ bills when actual HDDs differ from normalized HDDs, these mechanisms are in place for only a portion of the year, except in Kansas, and do not offset all fluctuations in usage resulting from weather variability. Accordingly, the weather can have either a positive or negative impact on our financial performance.

Our financial performance is contingent on a number of factors, including: (1) our regulatory construct, including the rates we are allowed to charge for our service, and the authorized rates of return on our investments in rate base; (2) the consumption of natural gas, which impacts the amount of natural gas revenues derived from the variable component of our rates; (3) customer growth; (4) our operating performance; and (5) the perceived value of natural gas relative to other energy sources, particularly electricity, which influences our customers’ choice of natural gas to provide a portion of their energy needs.

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

RECENT DEVELOPMENTS

Infrastructure Initiative - On December 18, 2025, we announced an infrastructure initiative to support economic growth and enhance energy reliability in southeast Oklahoma. Once operational, the new pipeline will deliver over 100 Bcf of natural gas annually in southeast Oklahoma, including servicing Western Farmers Electric Cooperative’s natural gas-fueled generation at its Hugo plant. The project includes a 43-mile, natural gas pipeline connecting to the Bennington Natural Gas Hub. We will invest approximately $120 million and Oklahoma Natural Gas will install and operate the pipeline, which is expected to be completed by the third quarter of 2028.

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

Commercial Paper - In December 2025, we increased the capacity of our commercial paper to $1.5 billion from $1.35 billion.

Equity issuances - On December 29, 2025, we settled forward sale agreements for 2,633,700 shares of our common stock for net proceeds of $205.0 million.

In May 2025, we entered into an underwriting agreement and a forward sale agreement for 2,500,000 shares of our common stock. The forward sale agreement provides for settlement on a date, or dates, to be specified at our discretion, but which will occur no later than December 31, 2026.

In February 2023, we entered into an at-the-market equity distribution agreement under which we may issue and sell shares of our common stock with an aggregate offering price up to $300 million. Sales of common stock are made by means of ordinary brokers’ transactions on the NYSE and the NYSE Texas, in block transactions, or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. At December 31, 2025, we had $225.5 million of equity available for issuance under the program.

The following table summarizes our outstanding forward sale agreement at December 31, 2025:

Maturity	Original Shares	Remaining Shares	Forward Price	Net Proceeds Available
	(Shares)	(Shares)	(Per share)	(Thousands of dollars)
December 31, 2026	2,500,000	269,300	$78.45	$21,217

See “Liquidity and Capital Resources” and Note 7 of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion of our at-the-market equity program.

Dividend - In January 2026, we declared a dividend of $0.68 per share ($2.72 per share on an annualized basis) for shareholders of record as of February 20, 2026, payable on March 6, 2026.

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

Unsecured Term Loan - On February 11, 2026, the variable interest rate on our unsecured term loan reset for the new six‑month interest period to 6‑month Term SOFR of 3.58% plus a 90‑basis‑point spread, resulting in a 4.48% all‑in interest rate, a decrease from the prior period rate of 4.96%.

REGULATORY ACTIVITIES

Oklahoma - On February 27, 2025, Oklahoma Natural Gas filed its required PBRC application for the year ended December 31, 2024. The filed request included a $41.5 million base rate revenue increase, $2.4 million energy efficiency incentive, and $13.2 million of estimated EDIT to be credited to customers in 2026. The parties reached a settlement which included a $41.1 million base rate revenue increase, a $2.4 million energy efficiency incentive, and $17.9 million of estimated EDIT to be credited to customers in February 2026. On June 12, 2025, the administrative law judge recommended approval of the settlement. Rates were implemented on June 27, 2025, and the OCC issued an order approving the settlement on July 23, 2025.

Kansas - In April 2025, Kansas Gas Service submitted an application to the KCC requesting an increase of approximately $7.2 million related to its GSRS. In July 2025, the KCC approved a $7.2 million increase effective August 2025.

Texas - In June 2025, Texas Gas Service filed a rate case for all customers in the previously designated Central-Gulf, West-North, and Rio Grande Valley service areas requesting a $41.1 million revenue increase. The filing included a request to consolidate all service areas into a single division. The filing was based on a requested 10.4 percent return on equity and a 59.9 percent common equity ratio. In December 2025, the parties filed a non-unanimous partial settlement agreement for an increase of $15.0 million based on a 9.8 percent return on equity and 59.9 percent common equity ratio, which addressed all issues except consolidation. The consolidation issues were addressed at a hearing before an administrative law judge in November 2025. On December 23, 2025, the administrative law judge recommended a revenue increase of $14.5 million and consolidation of all service areas into a single statewide division. The RRC approved the administrative law judge’s proposed order and new rates and consolidation were effective on January 27, 2026.

West-North Service Area - In February 2025, Texas Gas Service made a GRIP filing for all customers in the previously designated West-North service area, requesting a $8.2 million increase to be effective in June 2025. In May 2025, the RRC approved an increase of $8.2 million, and new rates became effective in June 2025.
Central-Gulf Service Area - In February 2025, Texas Gas Service made a GRIP filing for all customers in the previously designated Central-Gulf service area, requesting a $15.4 million increase to be effective in June 2025. In May 2025, the RRC approved an increase of $15.4 million, and new rates became effective in June 2025.

Rio Grande Valley Service Area - In April 2025, Texas Gas Service made a GRIP filing for all customers in the previously designated Rio Grande Valley service area, requesting a $3.2 million increase to be effective in September 2025. In August 2025, the RRC approved an increase of $2.9 million, and new rates became effective in September 2025.

See “Regulatory Activities,” “Liquidity and Capital Resources,” and Notes 1 and 3 of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion of the securitization transactions.

FINANCIAL RESULTS AND OPERATING INFORMATION

We operate in one reportable business segment: regulated public utilities that deliver natural gas to residential, commercial, and transportation customers. We evaluate our financial performance principally on net income.

Selected Financial Results - Net income was $264.2 million, or $4.37 per diluted share, $222.9 million, or $3.91 per diluted share, and $231.2, or $4.14 per diluted share, for the years ended December 31, 2025, 2024, and 2023, respectively.

The following table sets forth certain selected financial results for our operations for the periods indicated:

	Year Ended			Variances		Variances
	December 31,			2025 vs. 2024		2024 vs. 2023
Financial Results	2025	2024	2023	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars, except percentages)
Natural gas sales	$2,196.3	$1,864.1	$2,154.0	$332.2	18%	$(289.9)	(13)%
Transportation revenues	144.9	138.7	133.6	6.2	4%	5.1	4%
Securitization customer charges	47.4	44.4	48.7	3.0	7%	(4.3)	(9)%
Other revenues	38.8	36.4	35.7	2.4	7%	0.7	2%
Total revenues	2,427.4	2,083.6	2,372.0	343.8	17%	(288.4)	(12)%
Cost of natural gas	998.9	778.3	1,134.5	220.6	28%	(356.2)	(31)%
Operating costs	653.8	609.6	580.1	44.2	7%	29.5	5%
Depreciation and amortization	317.3	296.7	279.8	20.6	7%	16.9	6%
Operating income	$457.4	$399.0	$377.6	$58.4	15%	$21.4	6%
Net Income	$264.2	$222.9	$231.2	$41.3	19%	$(8.3)	(4)%
Capital expenditures and asset removal costs	$759.5	$762.1	$728.7	$(2.6)	—%	$33.4	5%

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

Cost of natural gas includes commodity purchases, fuel, storage, transportation, hedging costs, and settlement proceeds for natural gas price volatility mitigation programs approved by our regulators and other gas purchase costs recovered through our cost of natural gas regulatory mechanisms. Cost of natural gas does not include an allocation of general operating costs or depreciation and amortization. These regulatory mechanisms provide a method of recovering natural gas costs on an ongoing basis without a profit. Therefore, although our revenues fluctuate with the cost of natural gas that we pass through to our customers, operating income is not affected by fluctuations in the cost of natural gas.

2025 vs. 2024 - Operating income increased $58.4 million due primarily to the following:

•an increase of $116.0 million from new rates; and
•an increase of $6.6 million in residential sales due to net customer growth in all three states.

These increases were offset partially by:

•an increase of $20.6 million in depreciation expense due to additional capital expenditures being placed in service;
•an increase of $17.0 million in employee-related costs;
•an increase of $14.7 million in ad-valorem taxes;
•an increase of $3.8 million in outside services;
•an increase of $2.9 million in insurance expense;
•an increase of $1.5 million in bad debt expense;
•an increase of $1.0 million in fleet expense; and
•a carrying charge of $2.9 million refunded to Oklahoma customers from the settlement of a disputed gas purchase invoice.

For the year ended December 31, 2025, revenues reflect an increase of $3.0 million and a decrease in interest expense, net, of $1.4 million associated with KGSS-I, which are offset by a $4.5 million increase in amortization and operating expense.

Other Factors Affecting Net Income - Other factors that affect net income for the year ended December 31, 2025, compared with 2024, include a decrease of $0.8 million in other income, net and a decrease of $4.4 million in interest expense, net. The decrease in other income, net is due primarily to a $2.4 million decrease in the credit for non-service costs associated with pension and other postemployment benefits, offset partially by a $1.0 million increase in the market value of investments associated with our nonqualified deferred compensation plans. The decrease in interest expense is due primarily to commercial paper borrowings at lower rates and the implementation of Texas House Bill 4384.

EDIT - The return of EDIT to our customers is not expected to have a material impact on earnings, as any reduction or credit in rates is offset by a reduction in income tax expense. During the years ended December 31, 2025 and 2024, we credited income tax expense $17.6 million and $25.7 million, respectively, for the amortization of the regulatory liability associated with EDIT that was embedded in base rates.

Capital Expenditures and Asset Removal Costs - Our capital expenditures program includes expenditures for pipeline integrity, extending service to new areas, reinforcing and increasing system capabilities, pipeline replacements, automated meter reading, government-mandated pipeline relocations, fleet, facilities, IT assets, and cybersecurity. It is our practice to maintain and upgrade our infrastructure, facilities, and systems to ensure safe, reliable, and efficient operations. Asset removal costs include expenditures associated with the replacement or retirement of long-lived assets that result from the construction, development, and/or normal use of our assets, primarily our pipeline assets.

Capital expenditures and asset removal costs decreased $2.6 million for 2025, compared with 2024. Our capital expenditures and asset removal costs are expected to be approximately $800 million for 2026. While we did not experience a significant impact to our capital expenditure program during the year ended December 31, 2025, our future capital expenditure activity is dependent on several factors, including economic conditions and our supply chains for contract labor, materials, and supplies.

Non-GAAP Financial Measures - Adjusted net income and adjusted net income per share are calculated as GAAP net income plus the deferral of an equity portion of a carrying cost attributable to shareholders’ investment capitalized for regulatory purposes but not for financial reporting purposes. These carrying costs relate to property, plant and equipment that has been placed in service, but not yet reflected in base rates. Adjusted net income and adjusted net income per share should not be considered in isolation or as a substitute for GAAP net income or GAAP EPS.

Management believes these non‑GAAP measures provide useful information because they offer a more complete view of our overall regulatory economics, reflect the period-specific effects of certain regulatory mechanisms designed to mitigate regulatory lag associated with property, plant and equipment placed in service prior to regulatory action, and reflect the impact of regulatory timing differences that arise under the Company’s rate-setting framework. These adjustments, net of applicable tax effects, are expected to recur as a result of the Company’s regulatory framework and are a consistent part of our earnings profile.

The following table contains a reconciliation of the Company’s GAAP net income and GAAP EPS to adjusted net income and adjusted net income per share:

	Year Ended December 31,
	2025	2024	2023
	(Thousands, except per share amounts)
Net income - GAAP	$264,224	$222,850	$231,232
Other income - deferred carrying cost(a)	6,745	1,986	1,796
Income taxes(a)	—	—	—
Adjusted net income - non-GAAP	$270,969	$224,836	$233,028

Earnings per share - GAAP
Basic	$4.39	$3.92	$4.16
Diluted	$4.37	$3.91	$4.14

Adjusted net income per share - non-GAAP
Basic	$4.50	$3.96	$4.19
Diluted	$4.48	$3.94	$4.17

Average shares (thousands)
Basic	60,161	56,826	55,600
Diluted	60,513	57,033	55,860
(a) The allowance for earnings on shareholders’ investment capitalized for regulatory purposes but not for financial reporting purposes applied to property, plant and equipment placed in service, but not yet reflected in base rates as authorized by our regulators or state law. This increases book income but is non-taxable, creating a permanent tax difference.

Selected Operating Information - The following tables set forth certain selected operating information for the periods indicated:

	Year Ended								Variances
	December 31,								2025 vs. 2024
(in thousands)	2025				2024				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	849	597	672	2,118	842	594	667	2,103	7	3	5	15
Commercial and industrial	77	51	35	163	77	51	35	163	—	—	—	—
Other	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	5	1	11	5	6	1	12	—	(1)	—	(1)
Total customers	931	653	711	2,295	924	651	706	2,281	7	2	5	14

The increase in the average number of customers for 2025, compared with 2024, is due primarily to the connection of new customers resulting from the extension and expansion of our system in our service areas. For 2025 and 2024, our average customer count includes 23,000 new customer connections in each year.

The following table reflects total volumes delivered, excluding the effects of WNA mechanisms on sales volumes:

	Year Ended December 31,
Volumes (MMcf)	2025	2024	2023
Natural gas sales
Residential	114,057	104,112	114,239
Commercial and industrial	40,251	36,944	40,630
Other	3,022	2,108	1,737
Total sales volumes delivered	157,330	143,164	156,606
Transportation	216,955	221,032	227,875
Total volumes delivered	374,285	364,196	384,481

The impact of weather on residential and commercial natural gas sales is tempered by WNA mechanisms in all jurisdictions.

The following table sets forth the HDDs by state for the periods indicated:

	Year Ended December 31,
	2025		2024		2025 vs. 2024	2025	2024
HDDs	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	3,082	3,356	2,783	3,359	11%	92%	83%
Kansas	4,463	4,728	3,863	4,690	16%	94%	82%
Texas	1,450	1,646	1,345	1,679	8%	88%	80%

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
•Texas - An average of HDDs authorized in our most recent rate proceeding in each jurisdiction and weighted using a rolling 10-year average of actual natural gas distribution sales volumes.

Actual HDDs are based on the quarter-to-date weighted average of:

•11 weather stations and customers by month for Oklahoma;
•3 weather stations and customers by month for Kansas; and
•9 weather stations and natural gas distribution sales volumes for Texas.

CONTINGENCIES

We are a party to various litigation matters and claims that have arisen in the normal course of our operations. While the results of litigation and claims cannot be predicted with certainty, we believe the reasonably possible losses from such matters, individually and in the aggregate, are not material. Additionally, we believe the probable outcome of such matters will not have a material adverse effect on our results of operations, financial position, or cash flows. See Note 15 of the Notes to Consolidated Financial Statements in this Annual Report for information with respect to legal proceedings.

LIQUIDITY AND CAPITAL RESOURCES

General - We have relied primarily on operating cash flow, commercial paper, and equity forward agreements for our liquidity and capital resource requirements. We fund operating expenses, working capital requirements, including purchases of natural gas, and capital expenditures primarily with cash from operations, commercial paper, and settlements of equity forward agreements.

Our stable cash flow and earnings profile is due to the significant residential component of our customer base, the fixed-charge component of our natural gas sales revenues, and the rate mechanisms that we have in place. Additionally, we have rate mechanisms in place in our jurisdictions that reduce the lag in earning a return on our capital expenditures and provide for recovery of certain changes in our cost of service by allowing for adjustments to rates between rate cases. We anticipate that our cash flow generated from operations and our expected short- and long-term financing arrangements will enable us to maintain our current and planned level of operations and provide us flexibility to finance our infrastructure investments. Our ability to access capital markets for debt and equity financing under reasonable terms depends on market conditions, our financial condition, and credit ratings.

Short-term Debt - The ONE Gas Credit Agreement contains certain financial, operational, and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio, excluding the debt of KGSS-I, of no more than 70 percent at the end of any calendar quarter. At December 31, 2025, our total debt-to-capital ratio, excluding KGSS-I, was 47.6 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement. We may reduce the unutilized portion of the ONE Gas Credit Agreement in whole or in part without premium or penalty. The ONE Gas Credit Agreement contains customary events of default. Upon the occurrence of certain events of default, the obligations under the ONE Gas Credit Agreement may be accelerated and the commitments may be terminated.

In October 2025, we amended and restated the ONE Gas Credit Agreement, increasing the aggregate committed capacity to $1.5 billion from $1.35 billion, with the addition of one new lender and the reduction of three existing lenders. The maturity date of the agreement was extended to October 30, 2030, from March 16, 2028. The agreement provides for a revolving unsecured credit facility, which includes a $20 million letter of credit subfacility and a $60 million swingline subfacility. Under the terms of the agreement, the Company may, subject to satisfaction of customary conditions and receipt of commitments from new or existing lenders, request an increase in total commitments of up to an additional $750 million. Proceeds from the agreement may be used for working capital, capital expenditures, acquisitions and mergers, the issuance of letters of credit, and other general corporate purposes.

At December 31, 2025, we had approximately $2.4 million in letters of credit issued and no borrowings under the ONE Gas Credit Agreement as in effect, with approximately $1.5 billion of remaining credit, which is available to repay our commercial paper borrowings and for other permitted purposes.

In December 2025, we increased the capacity of our commercial paper to $1.5 billion from $1.35 billion. Under our commercial paper program, we may issue unsecured commercial paper up to the maximum amount of $1.5 billion to fund short-term borrowing needs. The maturities of the commercial paper vary but may not exceed 270 days from the date of issue. Commercial paper is generally sold at par less a discount representing an interest factor. At December 31, 2025 and December 31, 2024, we had $737.4 million and $914.6 million of commercial paper outstanding with a weighted-average interest rate of 3.94 percent and 4.77 percent, respectively.

Senior Notes - At December 31, 2025, our long-term debt-to-capital ratio was 40.9 percent, exclusive of KGSS-I debt.

At December 31, 2025, we had outstanding $2.2 billion of Senior Notes with none due within the next year. The indenture governing our Senior Notes includes an event of default upon the acceleration of other indebtedness of $100 million or more. Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding Senior Notes to declare those Senior Notes immediately due and payable in full.

Depending on the series, we may redeem our Senior Notes at par, plus accrued and unpaid interest to the redemption date, starting one month, three months, or six months, before their maturity dates. Prior to these dates, we may redeem these Senior Notes, in whole or in part, at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium. The redemption price will never be less than 100 percent of the principal amount of the respective Senior Note, plus accrued and unpaid interest to the redemption date. Our Senior Notes are senior unsecured obligations, ranking equally in right of payment with all of our existing and future unsecured senior indebtedness.

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

Credit Ratings - Our credit ratings at December 31, 2025, were:

Rating Agency	Long-term Rating	Short-term Rating	Outlook
Moody’s	A3	Prime-2	Stable
S&P	A-	A-2	Stable

We intend to maintain credit metrics at a level that supports our balanced approach to capital investment and a return of capital to shareholders via a dividend that we believe will be competitive with our peer group.

Securitized Utility Tariff Bonds - At December 31, 2025, we had outstanding $257.9 million of 5.486 percent KGSS-I Securitized Utility Tariff Bonds with $30.6 million due within the next year. The bonds are governed by an indenture between KGSS-I and the indenture trustee. The indenture contains certain covenants that restrict KGSS-I’s ability to sell, transfer, convey, exchange, or otherwise dispose of its assets.
Equity Issuances - On December 29, 2025, we settled forward sale agreements 2,633,700 shares of our common stock for net proceeds of $205.0 million.

In May 2025, we entered into an underwriting agreement and a forward sale agreement for 2,500,000 shares of our common stock and granted the underwriter an option to purchase up to 375,000 additional shares of our common stock, which was not exercised. The forward sale agreement provides for settlement on a date, or dates, to be specified at our discretion, but which will occur no later than December 31, 2026.

In December 2024, we amended the two forward sale agreements we entered into in September 2023 to extend the maturity date of 223,000 and 180,000 shares of our common stock, to December 31, 2025 from December 31, 2024. The amended forward sale agreements provided for settlement on a date, or dates, to be specified at our discretion but which will occur no later than December 31, 2025. The remaining shares under the two forward sale agreements were settled as part of the December 29, 2025, share settlement.

In February 2023, we entered into an at-the-market equity distribution agreement under which we may issue and sell shares of our common stock with an aggregate offering price up to $300 million. Sales of common stock are made by means of ordinary brokers’ transactions on the NYSE and the NYSE Texas, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. At December 31, 2025, we had $225.5 million of equity available for issuance under the program.

Pension and Other Postemployment Benefit Plans - For the year ended December 31, 2025, we contributed $6.4 million to our defined benefit pension plans, and no contributions were made to our other postemployment benefit plans. For the year ended December 31, 2024, we contributed $1.6 million to our defined benefit pension plans, and no contributions were made to our other postemployment benefit plans. Additional information about our pension and other postemployment benefit plans, including anticipated contributions, is included under “Critical Accounting Estimates - Pension and Other Postemployment Benefits” and under Note 11 of the Notes to Consolidated Financial Statements in this Annual Report.

CASH FLOW ANALYSIS

We use the indirect method to prepare our consolidated statements of cash flows. Under this method, we reconcile net income to cash flows provided by operating activities by adjusting net income for those items that impact net income but may not result in actual cash receipts or payments and changes in our assets and liabilities not classified as investing or financing activities during the period. Items that impact net income but may not result in actual cash receipts or payments include, but are not limited to, depreciation and amortization, deferred income taxes, share-based compensation expense, and provision for doubtful accounts.

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Year Ended December 31,			Variance	Variance
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$578.8	$368.4	$939.5	$210.4	$(571.1)
Investing activities	(715.3)	(707.5)	(669.6)	(7.8)	(37.9)
Financing activities	91.7	378.2	(248.6)	(286.5)	626.8
Change in cash, cash equivalents, restricted cash and restricted cash equivalents	(44.8)	39.1	21.3	(83.9)	17.8
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	78.5	39.4	18.1	39.1	21.3
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$33.7	$78.5	$39.4	$(44.8)	$39.1

Operating Cash Flows - Changes in cash flows from operating activities are due primarily to changes in sales revenues, natural gas costs, and operating expenses discussed in “Financial Results and Operating Information,” and changes in working capital. Changes in natural gas prices and demand for our services or natural gas, whether because of general economic conditions, variations in weather not mitigated by WNA mechanisms, changes in supply, or increased competition from other service providers, could affect our earnings and operating cash flows. Typically, our cash flows from operations are greater in the first half of the year compared to the second half of the year.

Operating cash flows were higher for the year ended December 31, 2025, compared to 2024, due primarily to working capital changes related to the recovery of regulatory assets.

Investing Cash Flows - Cash used in investing activities increased for the year ended December 31, 2025, compared to 2024, due primarily to an increase in capital expenditures for system integrity and extension of service to new areas.

Financing Cash Flows - Cash used in financing activities increased for the year ended December 31, 2025, compared to 2024, due primarily to the repayment of notes payable, offset by lower repayment of long-term debt.

ENVIRONMENTAL, SAFETY, AND REGULATORY MATTERS

Environmental Matters - We are subject to multiple laws and regulations regarding protection of the environment and natural and cultural resources, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, plant and wildlife protection, hazardous materials use, storage, and transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits, and other approvals. Failure to comply with these laws, regulations, licenses, and permits or the discovery of presently unknown environmental conditions may expose us to fines, penalties, and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the CAA and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition, and results of operations. Our expenditures for environmental investigation and remediation compliance to date have not been significant in relation to our financial position, results of operations, or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during 2025, 2024, and 2023.

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

We have an AAO that allows Kansas Gas Service to defer and seek recovery of costs necessary for investigation and remediation at, and nearby, these 12 former MGP sites that are incurred after January 1, 2017. In January 2025, Kansas Gas Service requested to increase the cap on the AAO to $32.0 million from $15.0 million. The original $15.0 million cap approved in 2017 was the result of a unanimous settlement agreement and contained additional reporting requirements and obligations. In May 2025, Kansas Gas Service, the KCC staff, and the Citizens’ Utility Ratepayer Board filed a unanimous settlement agreement with the KCC agreeing to increase the cap to $32.0 million and to leave all of the other provisions of the 2017 settlement agreement in place. The KCC issued an order approving the settlement agreement in July 2025.

Pursuant to the AAO, costs approved for recovery in a future rate proceeding are to be amortized over a 15-year period. The unamortized amounts are not included in rate base or accumulate carrying charges. Following a determination that future investigation and remediation work approved by the KDHE exceeds $32.0 million, net of any related insurance recoveries, Kansas Gas Service is required to file an application with the KCC for approval to increase the $32.0 million cap. At December 31, 2025 and December 31, 2024, we have deferred $30.1 million and $31.1 million, respectively, for accrued investigation and remediation costs, net of insurance proceeds, pursuant to our AAO.

We also own or retain legal responsibility for certain environmental conditions at a former MGP site in Texas. At the request of the TCEQ, we began investigating the level and extent of contamination associated with the site under their Texas Risk Reduction Program. A preliminary site investigation revealed that this site contains contaminants generally associated with MGP sites and is subject to control or remediation under various environmental laws and regulations. At December 31, 2025, estimated costs associated with expected remediation activities for this site are not material.

Our expenditures for environmental evaluation, mitigation, remediation, and compliance to date have not been significant in relation to our financial position, results of operations, or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the years ended December 31, 2025, 2024, and 2023. The reserve for remediation of our MGP sites was $13.7 million and $14.3 million at December 31, 2025 and 2024, respectively.

Environmental issues may exist with respect to these MGP sites that are unknown to us. Accordingly, future costs are dependent on the final determination and regulatory approval of any remedial actions, the complexity of the site, level of remediation required, changing technology and governmental regulations, and to the extent not recovered by insurance or recoverable in rates from our customers, such costs could be material to our financial condition, results of operations, or cash flows.

We are subject to environmental regulation by federal, state, and local authorities. Due to the inherent uncertainties surrounding the development of federal and state environmental laws and regulations, we cannot determine with specificity the impact such laws and regulations may have on our existing and future facilities. With the trend toward stricter standards, greater regulation, and more extensive permit requirements for the types of assets operated by us, our environmental expenditures could increase in the future. Such expenditures may not be fully recovered by insurance or recoverable in rates from our customers, and those costs may adversely affect our financial condition, results of operations, and cash flows.

Environmental Footprint - We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition, and results of operations. Our expenditures for environmental investigation and remediation compliance to date have not been significant in relation to our financial position, results of operations, or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows for 2025, 2024, and 2023.

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

PHMSA promulgates various regulations related to pipeline safety. As part of the Consolidated Appropriations Act, 2021, the PIPES Act reauthorized PHMSA through 2023 and directed the agency to move forward with several regulatory actions. Outstanding regulatory actions include the “Pipeline Safety: Class Location Change Requirements”, “Pipeline Safety: Safety of Gas Distribution Pipelines,” and “Pipeline Safety: Gas Pipeline Leak Detection” proposed rulemakings. The “Pipeline Safety: Gas Pipeline Leak Detection” proposed rule would require operators of new and existing transmission and distribution pipeline facilities to conduct certain leak detection and repair programs and require facility inspection and maintenance plans to align with those regulations. On January 20, 2025, an executive order began a regulatory freeze on all rulemakings that were not yet effective pending further review. To the extent such rulemakings impose more stringent requirements on our facilities, we may be required to incur expenditures that may be material.

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

Revenue Recognition - For regulated deliveries of natural gas, we read meters and bill customers on a monthly cycle. We recognize revenues upon the delivery of natural gas or services rendered to customers. The billing cycles for customers do not necessarily coincide with the accounting periods used for financial reporting purposes. We accrue unbilled revenues for natural gas that has been delivered but not yet billed at the end of an accounting period. Accrued unbilled revenue is based on a percentage estimate of amounts unbilled each month, which is dependent upon a number of factors, some of which require management’s judgment. These factors include customer consumption patterns and the impact of weather on usage. The accrued unbilled natural gas sales revenue at December 31, 2025 and 2024 was $216.4 million and $212.0 million, respectively, and is included in accounts receivable on our consolidated balance sheets.

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

To calculate the expense and liabilities related to our plans, we utilize an outside actuarial consultant, which uses statistical and other factors to anticipate future events. These factors include assumptions about the discount rate, expected return on plan assets, rate of future compensation increases, age and mortality, and employment periods. We use tables issued by the Society of Actuaries to estimate mortality rates. In determining the projected benefit costs, assumptions can change from period to period and may result in material changes in the costs and liabilities we recognize.

For the year ended December 31, 2025, we contributed $6.4 million to our defined benefit pension plans and no contributions were made to our other postemployment benefit plans. For the year ended December 31, 2024, we contributed $1.6 million to our defined benefit pension plans and no contributions were made to our other postemployment benefit plans. In 2026, our contributions are expected to be $12.7 million to our defined benefit pension plans, and no contributions are expected to be made to our other postemployment benefit plans.

We recorded net periodic benefit costs for our defined benefit pension plans, prior to regulatory deferrals, of $5.7 million in 2025, and estimate that in 2026, we will record net periodic benefit cost of approximately $18.6 million. Net periodic benefits credits for our postemployment benefit plans, prior to regulatory deferrals, were $0.2 million in 2025, and we estimate that in 2026, we will record a credit of approximately $0.3 million, prior to regulatory deferrals.

The following table sets forth the significant assumptions used to determine our estimated 2026 net periodic benefit cost related to our defined benefit pension and other postemployment benefit plans and sensitivity to changes with respect to these assumptions:

	Rate Used	Cost Sensitivity (a)	Obligation Sensitivity (b)
		(Millions of dollars)
Discount rate for pension	5.65%	$2.0	$17.9
Discount rate for other postemployment benefits	5.55%	(0.1)	3.2
Expected long-term return on plan assets for pension	5.75%	1.8	—
Expected long-term return on plan assets for other postemployment benefits	5.10%	0.4	—
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

Our expenditures for environmental evaluation, mitigation, remediation, and compliance to date have not been significant in relation to our financial position, results of operations, or cash flows, and our expenditures related to environmental matters had no material effect on earnings or cash flows for the years ended December 31, 2025, 2024, and 2023. Environmental issues may exist with respect to these MGP sites that are unknown to us. Accordingly, future costs are dependent on the final determination and regulatory approval of any remedial actions, the complexity of the site, level of remediation required, changing technology and governmental regulations, and to the extent not recovered by insurance or recoverable in rates from our customers, such costs could be material to our financial condition, results of operations, or cash flows.

See “Environmental Matters” and Note 15 of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion of contingencies.

FORWARD-LOOKING STATEMENTS

Some of the statements contained and incorporated in this Annual Report are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The forward-looking statements relate to our anticipated financial performance, liquidity, management’s plans and objectives for our future operations, our business prospects, the outcome of regulatory and legal proceedings, market conditions, and other matters. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. The following discussion is intended to identify important factors that could cause future outcomes to differ materially from those set forth in the forward-looking statements.

Forward-looking and other statements in this Annual Report regarding our environmental, social, and other sustainability plans and goals are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking environmental, social, and sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future.

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

One should not place undue reliance on forward-looking statements, which are applicable only as of the date of this Annual Report. Known and unknown risks, uncertainties, and other factors may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by forward-looking statements. Those factors may affect our operations, costs, liquidity, markets, products, services, and prices. In addition to any assumptions and other factors referred to specifically in connection with the forward-looking statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statement include, among others, the following:

•our ability to recover costs, income taxes, and amounts equivalent to the cost of property, plant and equipment, regulatory assets, and our allowed rate of return in our regulated rates or other recovery mechanisms;
•cyber-attacks, which, continue to increase in volume and sophistication, or breaches of technology systems that could disrupt our operations or result in the loss or exposure of confidential or sensitive customer, employee, vendor, counterparty, or Company information; further, increased remote working arrangements have required enhancements and modifications to our IT infrastructure (e.g. Internet, Virtual Private Network, remote collaboration systems, etc.), and any failures of the technologies, including those provided by third-party service providers, that facilitate working remotely could limit our ability to conduct ordinary operations or expose us to increased risk or effect of an attack;
•our ability to manage our operations and maintenance costs;
•changes in regulation of natural gas distribution services, particularly those in Oklahoma, Kansas, and Texas;
•the economic climate and, particularly, its effect on the natural gas requirements of our residential and commercial customers;
•the length and severity of a pandemic or other health crisis which could significantly disrupt or prevent us from operating our business in the ordinary course for an extended period;
•competition from alternative forms of energy, including, but not limited to, electricity, solar power, wind power, geothermal energy, and biofuels;
•adverse weather conditions and variations in weather, including seasonal effects on demand and/or supply, the occurrence of severe storms in the territories in which we operate, climate change, and the related effects on supply, demand, and costs;
•indebtedness, which could make us more vulnerable to general adverse economic and industry conditions, limit our ability to borrow additional funds and/or place us at competitive disadvantage compared with competitors;
•our ability to secure reliable, competitively priced and flexible natural gas transportation, storage, and supply, including decisions by natural gas producers to reduce production or shut-in producing natural gas wells and expiration of existing supply and transportation and storage arrangements that are not replaced with contracts with similar terms and pricing;
•our ability to complete necessary or desirable expansion or infrastructure development projects, which may delay or prevent us from serving our customers or expanding our business;
•operational and mechanical hazards or interruptions;
•adverse labor relations;
•the effectiveness of our strategies to reduce earnings lag, revenue protection strategies and risk mitigation strategies, which may be affected by risks beyond our control such as commodity price volatility, counterparty performance or creditworthiness, and interest rate risk;
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
•limitations on our operating flexibility, earnings, and cash flows due to restrictions in our financing arrangements;
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
•actions of rating agencies, including the ratings of debt, general corporate ratings, and changes in the rating agencies’ ratings criteria;
•changes in inflation and interest rates;
•our ability to recover the costs of upstream transportation, storage, and natural gas purchased for our customers and any related financing required to support our purchase of natural gas supply;
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
•changes in existing or the addition of new environmental, safety, tax, cybersecurity, and other laws or regulations to which we and our subsidiaries are subject, including those that may require significant expenditures, significant increases in operating costs or, in the case of noncompliance, substantial fines or penalties;
•the effectiveness of our risk-management policies and procedures, and employees violating our risk-management policies;
•the uncertainty of estimates, including accruals and costs of environmental remediation;
•advances in technology, including technologies that increase efficiency or that improve electricity’s competitive position relative to natural gas;
•population growth rates and changes in the demographic patterns of the markets we serve in Oklahoma, Kansas, and Texas, and economic conditions in these areas;
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
•our ability to attract and retain talented employees, management, and directors, and any shortage of skilled labor;
•unexpected increases in the costs of providing health care benefits, along with pension and postemployment health care benefits, as well as declines in the discount rates on, declines in the market value of the debt and equity securities of, and increases in funding requirements for, our defined benefit plans; and
•our ability to successfully complete merger, acquisition, or divestiture plans, regulatory or other limitations imposed as a result of a merger, acquisition, or divestiture, and the success of the business following a merger, acquisition, or divestiture.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other factors could also have material adverse effects on our future results.

These and other risks are described in greater detail in Part 1, Item 1A, Risk Factors, in this Annual Report. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Other than as required under securities laws, we undertake no obligation to update publicly any forward-looking statement whether as a result of new information, subsequent events or change in circumstances, expectations, or otherwise.

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

Interest-Rate Risk

We are exposed to interest-rate risk primarily associated with commercial paper borrowings, borrowings under our short-and long-term credit agreements, and new debt financing needed to fund capital requirements, including future contractual obligations and maturities of long-term and short-term debt. We may manage interest-rate risk on future borrowings through the use of fixed-rate debt, floating-rate debt and, at times, interest-rate swaps. Fixed-rate swaps may be used to reduce our risk of increased interest costs during periods of rising interest rates. Floating-rate swaps may be used to convert the fixed rates of long-term borrowings into short-term variable rates.

Counterparty Credit Risk

We assess the creditworthiness of our customers. Those customers who do not meet minimum standards are required to provide security, including deposits or other forms of collateral, when appropriate and allowed by tariff. With approximately 2.3 million customers across three states, we are not exposed materially to a concentration of credit risk. We maintain a provision for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, consideration of the current credit environment, and other information. We recover the fuel-related portion of bad debts through our purchased-gas cost adjustment mechanisms.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of ONE Gas, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of ONE Gas, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accounting for the Effects of Regulatory Matters

As described in Notes 1 and 3 to the consolidated financial statements, the Company is subject to rate regulation and accounting requirements of regulatory authorities in the states in which it operates, and it follows the accounting and reporting guidance for regulated operations, including evaluating regulatory decisions to determine appropriate revenue recognition, cost deferrals, recoverability for regulatory assets and refund requirements for regulatory liabilities. As disclosed by management, regulatory assets are recorded for costs that have been deferred for which future recovery through customer rates is considered probable and regulatory liabilities are recorded when it is probable that revenues will be reduced for amounts that will be credited to customers through the ratemaking process. As a result, certain costs that would normally be expensed under accounting principles generally accepted in the United States of America for non-regulated entities are capitalized or deferred on the balance sheet because it is probable they can be recovered through rates. The amounts to be recovered or recognized are based upon historical experience and management’s understanding of regulations and may be affected by decisions of the regulatory authorities or the issuance of new regulations. Should recovery cease due to regulatory actions, certain regulatory assets may no longer meet the criteria for recognition, and accordingly, the Company may be required to write off the regulatory assets at that time. As described in Note 3, as of December 31, 2025, there were $306 million of deferred costs included in regulatory assets and $509 million of regulatory liabilities awaiting cash outflow or potential refund.

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
February 19, 2026

We have served as the Company’s auditor since 2013.

This page intentionally left blank.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF INCOME
	Year Ended December 31,
	2025	2024	2023
	(Thousands of dollars, except per share amounts)
Total revenues	$2,427,428	$2,083,558	$2,371,990

Cost of natural gas	998,913	778,333	1,134,510

Operating expenses
Operations and maintenance	558,497	530,256	508,399
Depreciation and amortization	317,256	296,699	279,830
General taxes	95,295	79,371	71,661
Total operating expenses	971,048	906,326	859,890
Operating income	457,467	398,899	377,590
Other income, net	6,801	7,572	9,476
Interest expense, net	(142,809)	(147,235)	(115,339)
Income before income taxes	321,459	259,236	271,727
Income taxes	(57,235)	(36,386)	(40,495)
Net income	$264,224	$222,850	$231,232

Earnings per share
Basic	$4.39	$3.92	$4.16
Diluted	$4.37	$3.91	$4.14

Average shares (thousands)
Basic	60,161	56,826	55,600
Diluted	60,513	57,033	55,860

Dividends declared per share of stock	$2.68	$2.64	$2.60
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Year Ended December 31,
	2025	2024	2023
	(Thousands of dollars)
Net income	$264,224	$222,850	$231,232
Other comprehensive income, net of tax
Change in pension and other postemployment benefit plan liability, net of tax of $27, $(281), and $140, respectively	(92)	960	(478)
Net unrealized holding gain on available-for-sale securities, net of tax of $(59), $(25), and $—, respectively	222	96	—
Total other comprehensive income (loss), net of tax	130	1,056	(478)
Comprehensive income	$264,354	$223,906	$230,754
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
Assets	(Thousands of dollars)
Property, plant and equipment
Property, plant and equipment	$9,734,150	$9,124,134
Accumulated depreciation and amortization	2,611,952	2,478,261
Net property, plant and equipment	7,122,198	6,645,873
Current assets
Cash and cash equivalents	10,620	57,995
Restricted cash and cash equivalents	23,107	20,542
Total cash, cash equivalents and restricted cash and cash equivalents	33,727	78,537
Accounts receivable, net	461,631	408,448
Materials and supplies	97,595	91,662
Income tax receivable	55,552	53,624
Natural gas in storage	176,451	161,184
Regulatory assets	49,504	101,210
Other current assets	41,424	35,216
Total current assets	915,884	929,881
Goodwill and other assets
Regulatory assets	256,225	278,006
Securitized intangible asset, net	233,786	265,951
Goodwill	157,953	157,953
Pension and other postemployment benefits	47,012	42,882
Other assets	120,026	105,025
Total goodwill and other assets	815,002	849,817
Total assets	$8,853,084	$8,425,571
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS
(Continued)
	December 31,	December 31,
	2025	2024
Equity and Liabilities	(Thousands of dollars)
Equity and long-term debt
Common stock, $0.01 par value: authorized 250,000,000 shares; issued and outstanding 62,692,392 shares at December 31, 2025; issued and outstanding 59,876,861 shares at December 31, 2024	$627	$599
Paid-in capital	2,530,137	2,294,469
Retained earnings	909,355	809,606
Accumulated other comprehensive income (loss)	4	(126)
Total equity	3,440,123	3,104,548
Other long-term debt, excluding current maturities, net of issuance costs	2,133,018	2,131,718
Securitized utility tariff bonds, excluding current maturities, net of issuance costs	223,020	253,568
Total long-term debt, excluding current maturities, net of issuance costs	2,356,038	2,385,286
Total equity and long-term debt	5,796,161	5,489,834
Current liabilities
Current maturities of other long-term debt, net of issuance costs	249,674	14
Current maturities of securitized utility tariff bonds, net of issuance costs	30,566	28,956
Notes payable	737,400	914,600
Accounts payable	222,102	261,321
Accrued taxes other than income	75,568	75,608
Regulatory liabilities	57,277	22,525
Customer deposits	52,871	56,243
Other current liabilities	106,400	99,009
Total current liabilities	1,531,858	1,458,276
Deferred credits and other liabilities
Deferred income taxes	963,874	891,738
Regulatory liabilities	451,620	467,563
Other deferred credits	109,571	118,160
Total deferred credits and other liabilities	1,525,065	1,477,461
Commitments and contingencies
Total liabilities and equity	$8,853,084	$8,425,571
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS	Year Ended December 31,
	2025	2024	2023
	(Thousands of dollars)
Operating activities
Net income	$264,224	$222,850	$231,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	317,256	296,699	279,830
Deferred income taxes	49,507	106,522	24,773
Share-based compensation expense	14,791	13,733	12,184
Provision for doubtful accounts	8,207	6,705	9,698
Proceeds from government securitization of winter weather event costs	—	—	197,366
Changes in assets and liabilities:
Accounts receivable	(61,390)	(67,289)	196,272
Materials and supplies	(5,933)	(14,013)	(6,776)
Income tax receivable	(1,928)	(49,677)	(3,947)
Natural gas in storage	(15,267)	25,913	82,108
Asset removal costs	(52,268)	(58,952)	(62,023)
Accounts payable	(35,397)	(15,014)	(90,046)
Accrued taxes other than income	(40)	6,815	(9,559)
Customer deposits	(3,372)	(5,944)	4,333
Regulatory assets and liabilities - current	68,397	(90,829)	7,249
Regulatory assets and liabilities - noncurrent	36,660	19,354	38,869
Other assets and liabilities - current	(708)	(17,091)	30,017
Other assets and liabilities - noncurrent	(3,906)	(11,371)	(2,048)
Cash provided by operating activities	578,833	368,411	939,532
Investing activities
Capital expenditures	(707,226)	(703,165)	(666,634)
Other investing expenditures	(12,724)	(10,402)	(8,508)
Other investing receipts	4,626	6,072	5,499
Cash used in investing activities	(715,324)	(707,495)	(669,643)
Financing activities
Borrowings (repayments) of notes payable, net	(177,200)	826,100	(463,500)
Issuance of other long-term debt, net of premiums and discounts	250,000	253,467	299,583
Long-term debt financing costs	(432)	(2,193)	(2,508)
Repayment of other long-term debt	(15)	(773,013)	—
Repayment of securitized utility tariff bonds	(29,493)	(27,939)	(20,716)
Issuance of common stock	212,183	252,379	85,259
Dividends paid	(160,705)	(149,456)	(144,094)
Tax withholdings related to net share settlements of stock compensation	(2,657)	(1,111)	(2,653)
Cash provided by (used in) financing activities	91,681	378,234	(248,629)
Change in cash, cash equivalents, restricted cash and restricted cash equivalents	(44,810)	39,150	21,260
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	78,537	39,387	18,127
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$33,727	$78,537	$39,387
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$138,987	$148,987	$80,726
Cash paid for other state income taxes	$540	$366	$769
Cash paid (received) for state income taxes - Oklahoma	$(1,523)	$(4,546)	$1,571
Cash paid (received) for federal income taxes	$10,113	$(16,280)	$18,504
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock Issued	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity
	(Shares)	(Thousands of dollars)

January 1, 2023	55,349,954	$553	$1,932,714	$651,863	$(704)	$2,584,426
Net income	—	—	—	231,232	—	231,232
Other comprehensive income (loss)	—	—	—	—	(478)	(478)
Common stock issued and other	1,195,970	12	94,779	—	—	94,791
Common stock dividends - $2.60 per share	—	—	1,262	(145,356)	—	(144,094)
December 31, 2023	56,545,924	565	2,028,755	737,739	(1,182)	2,765,877
Net income	—	—	—	222,850	—	222,850
Other comprehensive income (loss)	—	—	—	—	1,056	1,056
Common stock issued and other	3,330,937	34	264,187	—	—	264,221
Common stock dividends - $2.64 per share	—	—	1,527	(150,983)	—	(149,456)
December 31, 2024	59,876,861	599	2,294,469	809,606	(126)	3,104,548
Net income	—	—	—	264,224	—	264,224
Other comprehensive income (loss)	—	—	—	—	130	130
Common stock issued and other	2,815,531	28	231,898	—	—	231,926
Common stock dividends - $2.68 per share	—	—	3,770	(164,475)	—	(160,705)
December 31, 2025	62,692,392	$627	$2,530,137	$909,355	$4	$3,440,123
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

Organization and Nature of Operations - We provide natural gas distribution services to approximately 2.3 million customers in Oklahoma, Kansas, and Texas through our three divisions, Oklahoma Natural Gas, Kansas Gas Service, and Texas Gas Service, respectively. We primarily serve residential, commercial, and transportation customers in all three states. We are a corporation incorporated under the laws of the state of Oklahoma, and our common stock is listed on the NYSE and the NYSE Texas under the trading symbol “OGS.”

Segments - We operate in one reportable business segment: regulated public utilities that deliver natural gas primarily to residential, commercial, and transportation customers. Our CODM assesses our reportable segment’s financial performance by net income, which is reported in our Consolidated Statements of Income. We define reportable business segments as components of an organization for which discrete financial information is available and operating results are evaluated on a regular basis by the CODM in order to assess performance and allocate resources. Our CODM is our Chief Executive Officer. Characteristics of our organization that were relied upon in making this determination include the similar nature of services we provide, the functional alignment of our organizational structure, and the reports that are regularly reviewed by the CODM for the purpose of assessing performance and allocating resources. Our management is functionally aligned and centralized, with performance evaluated based upon results of the entire distribution business. Capital allocation decisions are driven by asset integrity management, operating efficiency, growth opportunities, and government-requested pipeline relocations, not geographic location or regulatory jurisdiction.

In 2025, 2024, and 2023, we had no single external customer from which we received 10 percent or more of our gross revenues.

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

Use of Estimates - The preparation of our consolidated financial statements and related disclosures in accordance with GAAP requires us to make estimates and assumptions with respect to values or conditions that cannot be known with certainty that affect the reported amount of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These estimates and assumptions also affect the reported amounts of revenue and expenses during the reporting period. Items that may be estimated include, but are not limited to, the economic useful life of assets, fair value of assets and liabilities, provisions for doubtful accounts receivable, unbilled revenues for natural gas delivered but for which meters have not been read, natural gas purchased but for which no invoice has been received, provision for income taxes, including any deferred income tax valuation allowances, the results of litigation, and various other recorded or disclosed amounts.

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

Cash, Cash Equivalents and Restricted Cash and Restricted Cash Equivalents - Cash equivalents and restricted cash equivalents consist of highly liquid investments, which are readily convertible into cash and have original maturities of three months or less. Highly liquid investments were not material at December 31, 2025. At December 31, 2024, we held $45.4 million in highly liquid investments. Restricted cash consists of funds that are contractually or legally restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our consolidated balance sheets. Restricted cash and restricted cash equivalents accounts were established for payment of Securitized Utility Tariff Bond issuance costs and payment of debt service on those bonds.

Property, Plant and Equipment - Our properties are stated at cost, which includes direct construction costs such as direct labor, materials, burden, AFUDC and the incurred portion of carrying costs applied to property, plant and equipment placed in service, but not yet reflected in base rates as authorized by our regulators or state law. Generally, the cost of our property retired or sold, plus removal costs, less salvage, is charged to accumulated depreciation. Gains and losses from sales or retirement of an entire operating unit or system of our properties are recognized in income. Maintenance and repairs are charged directly to expense.

AFUDC represents the cost of borrowed funds used to finance construction activities. We capitalize interest costs during the construction or upgrade of qualifying assets. Capitalized interest is recorded as a reduction to interest expense, net.

Our properties are depreciated using the straight-line method over their estimated useful lives. Generally, we apply composite depreciation rates to functional groups of property having similar economic circumstances. We periodically conduct depreciation studies to assess the economic lives of our assets. These depreciation studies are completed as a part of our regulatory proceedings, and the changes in economic lives, if applicable, are implemented prospectively when the new rates are approved by our regulators and become effective. Changes in the estimated economic lives of our property, plant and equipment could have a material effect on our financial position, results of operations, or cash flows.

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

We maintain an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, consideration of the current environment, and other information. We recover natural gas costs related to accounts written off when they are deemed uncollectible through the purchased-gas cost adjustment mechanisms in each of our jurisdictions. At December 31, 2025 and 2024, our allowance for doubtful accounts was $12.7 million and $14.9 million, respectively.

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

Impairment of Goodwill and Long-Lived Assets - We assess our goodwill for impairment at least annually as of July 1, unless events or a change in circumstances indicate an impairment may have occurred before that time. As part of our goodwill impairment test, we first assess qualitative factors (including macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance) to determine whether it is more likely than not that our fair value is less than the carrying amount of our net assets. If further testing is necessary or a quantitative test is elected to refresh our recurring qualitative assessment, we perform a quantitative impairment test for goodwill.

Our impairment assessment is performed by comparing our fair value with our book value, including goodwill. If the fair value is less than the book value, an impairment is measured by the amount of our carrying value that exceeds fair value, not to exceed the carrying amount of our goodwill.

To estimate fair value, we use a market approach, using assumptions consistent with a market participant’s perspective. Under the market approach, we apply acquisition multiples to forecasted cash flows. The acquisition multiples used are consistent with historical market transactions. The forecasted cash flows are based on average forecasted cash flows over a period of years.

Our goodwill impairment analysis performed in 2025 and 2024 utilized a qualitative assessment and did not result in any impairment indicators, nor did our analysis reflect our reporting unit at risk. Subsequent to July 1, 2025, no event has occurred indicating that it is more likely than not that our fair value is less than the carrying value of our net assets.

We assess our long-lived assets for impairment whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. An impairment is indicated if the carrying amount of a long-lived asset exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. If an impairment is indicated, we record an impairment loss equal to the difference between the carrying value and the fair value of the long-lived asset. We determined that there were no material asset impairments in 2025, 2024, or 2023.

Securitized Intangible Asset - On November 18, 2022, KGSS-I acquired the Securitized Utility Tariff Property from Kansas Gas Service for $327.4 million. The Securitized Utility Tariff Property is classified as a securitized intangible asset on our consolidated balance sheets. This securitized intangible asset will be amortized over 10 years, the estimated period needed to collect the required amounts from Kansas Gas Service’s customers to service the Securitized Utility Tariff Bonds. The amortization expense related to the securitized intangible asset will be included in depreciation and amortization expense in our consolidated statements of income. For the years ended December 31, 2025 and 2024, we recorded $32.2 million and $27.7 million, respectively, of amortization expense related to the securitized intangible asset. At the end of its life, this securitized intangible asset will have no residual value. See Note 5 for additional information about the Securitized Utility Tariff Bonds.

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

Regulation - We are subject to the rate regulation and accounting requirements of the OCC, KCC, RRC, and various municipalities in Texas. We follow the accounting and reporting guidance for regulated operations, including evaluating regulatory decisions to determine appropriate revenue recognition, cost deferrals, and recoverability for regulatory assets and refund requirements for regulatory liabilities. During the ratemaking process, regulatory authorities set the framework for what we can charge customers for our services and establish the manner that our costs are accounted for, including allowing us to defer recognition of certain costs and permitting recovery of the amounts through rates over time, as opposed to expensing such costs as incurred. Examples include weather normalization, unrecovered purchased-gas costs, extraordinary costs associated with Winter Storm Uri, pension and postemployment benefit costs, and ad-valorem taxes. This allows us to stabilize rates over time rather than passing such costs on to the customer for immediate recovery. Actions by regulatory authorities could have an effect on the amount recovered from customers. Any difference in the amount recoverable and the amount deferred is recorded as income or expense at the time of the regulatory action. A write-off of regulatory assets and costs not recovered may be required if all or a portion of the regulated operations have rates that are no longer:

•established by independent regulators;
•designed to recover our costs of providing regulated services; and
•set at levels that will recover our costs when considering the demand and competition for our services.

Should recovery cease due to regulatory actions, certain of these assets may no longer meet the criteria for recognition and accordingly, a write-off of regulatory assets and stranded costs may be required. There were no write-offs of regulatory assets resulting from the failure to meet the criteria for capitalization during 2025, 2024, and 2023.

See Note 3 for additional information regarding our regulatory assets and liabilities.

Pension and Other Postemployment Employee Benefits - We have defined benefit pension plans covering eligible employees, all of which are closed to new participants. We also sponsor welfare plans that provide other postemployment medical and life insurance benefits to eligible employees who retire with at least five years of service. To calculate the costs and liabilities related to our plans, we utilize an outside actuarial consultant, which uses statistical and other factors to anticipate future events. These factors include assumptions about the discount rate, expected return on plan assets, rate of future compensation increases, age and mortality, and employment periods. We use tables issued by the Society of Actuaries to estimate mortality rates. In determining the projected benefit obligations and costs, assumptions can change from period to period and may result in material changes in the cost and liabilities we recognize.

Income Taxes - Deferred income taxes are recorded for the difference between the financial statement and income tax basis of assets and liabilities and carryforward items, based on income tax laws and rates existing at the time the temporary differences are expected to reverse. The effect on deferred income taxes of a change in tax rates is deferred and amortized for operations regulated by the OCC, KCC, RRC, and various municipalities in Texas, if, as a result of an action by a regulator, it is probable that the effect of the change in tax rates will be recovered from or returned to customers through future rates. We continue to amortize previously deferred investment tax credits for ratemaking purposes over the periods prescribed by our regulators.

A valuation allowance for deferred income tax assets is recognized when it is more likely than not that some or all of the benefit from the deferred income tax asset will not be realized. To assess that likelihood, we use estimates and judgment regarding our future taxable income, as well as the jurisdiction in which such taxable income is generated, to determine whether a valuation allowance is required. Such evidence can include our current financial position, our results of operations, both actual and forecasted, the reversal of deferred income tax liabilities, as well as the current and forecasted business economics of our industry. We had no valuation allowance at December 31, 2025 and 2024.

We utilize a more-likely-than-not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that is taken or expected to be taken in a tax return. We reflect penalties and interest as part of income tax expense as they become applicable for tax provisions that do not meet the more-likely-than-not recognition threshold and measurement attribute. There were no material uncertain tax positions at December 31, 2025 and 2024.

Changes in tax laws or tax rates are recognized in the financial reporting period that includes the enactment date.

See Note 12 for additional information regarding income taxes.

Asset Retirement Obligations - Asset retirement obligations represent legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or normal use of the asset. Certain long-lived assets that comprise our natural gas distribution systems, primarily our pipeline assets, are subject to agreements or regulations that give rise to an asset retirement obligation for removal or other disposition costs associated with retiring the assets in place upon the discontinued use of the natural gas distribution system. We recognize the fair value of a liability for an asset retirement obligation in the period when it is incurred if a reasonable estimate of the fair value can be made. We are not able to estimate reasonably the fair value of the asset retirement obligations for portions of our assets because the settlement dates are indeterminable given our expected continued use of the assets with proper maintenance. We expect our natural gas distribution systems will continue in operation for the foreseeable future. Based on our proximity to significant natural gas reserves and infrastructure and the widespread use of natural gas for heating and cooking activities by residential and commercial customers in our service areas, we expect supply and demand to exist for the foreseeable future.

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

For financial reporting purposes, if the removal costs collected have exceeded our removal costs incurred, we estimate a regulatory liability using current rates since the last general rate order in each of our jurisdictions. At December 31, 2025 we had no regulatory liability recorded. At December 31, 2024, we had recorded a regulatory liability, as our removal costs incurred are less than amounts collected through our depreciation rates in one of our service territories. Significant uncertainty exists regarding the recording of these regulatory liabilities, pending, among other issues, clarification of regulatory intent. We continue to monitor the regulatory requirements, and the regulatory liabilities incurred may be adjusted as more information is obtained. To the extent these estimated liabilities are adjusted, such amounts will be reclassified between accumulated depreciation and amortization and regulatory liabilities on our balance sheet and therefore will not have an impact on earnings.

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

Recently Issued Accounting Standards Update - In September 2025, the FASB issued ASU-2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)." The amendments in this standard address requests from stakeholders to better align the guidance for capitalization of internal-use software costs with how software is developed. This ASU removes all references to the software developmental stages so that the guidance is neutral to different software development methods. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. We are currently assessing the timing and impacts of adopting this standard.

In November 2024, the FASB issued ASU-2024-03, “Disaggregation of Income Statement Expenses (Subtopic 220-40).” The amendments in this standard address requests from investors for more detailed information about the types of expenses commonly presented in income statements and will require a footnote disclosure to disaggregate, in a tabular presentation, each relevant expense category on the face of the income statement that includes any of the following natural expenses: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities or other types of depletion expenses. The amendments in this update are effective for annual periods beginning after December 15, 2026 and interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted. We are currently assessing the timing and impacts of adopting this standard.

2.    REVENUE

The following table sets forth our revenues disaggregated by source for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
	(Thousands of dollars)
Natural gas sales to customers	$2,187,660	$1,841,400	$2,141,908
Transportation revenues	144,342	137,111	132,945
Securitization customer charges (Note 17)	47,446	44,390	48,677
Miscellaneous revenues	25,817	22,971	22,791
Total revenues from contracts with customers	2,405,265	2,045,872	2,346,321
Other revenues - natural gas sales related	9,157	24,296	12,764
Other revenues	13,006	13,390	12,905
Total other revenues	22,163	37,686	25,669
Total revenues	$2,427,428	$2,083,558	$2,371,990

Accrued unbilled natural gas sales revenues at December 31, 2025 and December 31, 2024, were $216.4 million and $212.0 million, respectively, and are included in accounts receivable on our consolidated balance sheets.

3.    REGULATORY ASSETS AND LIABILITIES

The tables below present a summary of regulatory assets and liabilities, net of amortization, for the periods indicated:

		December 31, 2025
	Recovery Period	Current	Noncurrent	Total
		(Thousands of dollars)
Under-recovered purchased-gas costs	1 year	$10,692	$—	$10,692
Pension and postemployment benefit costs, net	See Note 11	10,929	221,809	232,738
Reacquired debt costs	3 years	723	1,266	1,989
MGP remediation costs	15 years	1,000	29,105	30,105
WNA	1 year	19,175	—	19,175
Customer credit deferrals	1 to 30 years	2,953	1,091	4,044
Other, net	1 to 25 years	4,032	2,954	6,986
Total regulatory assets		49,504	256,225	305,729
Income tax rate changes	(a)	—	(444,986)	(444,986)
Over-recovered purchased-gas costs	1 year	(56,876)	—	(56,876)
Ad-valorem tax	1 year	(165)	—	(165)
Other	1 to 6 years	(236)	(6,634)	(6,870)
Total regulatory liabilities		(57,277)	(451,620)	(508,897)
Net regulatory assets and liabilities		$(7,773)	$(195,395)	$(203,168)
(a) Recovery period varies by jurisdiction. See discussion below for additional information regarding our regulatory liabilities related to income tax rate changes.

		December 31, 2024
	Recovery Period	Current	Noncurrent	Total
		(Thousands of dollars)
Winter weather event costs	(a)	$9,051	$15,938	$24,989
Under-recovered purchased-gas costs	1 year	43,819	—	43,819
Pension and postemployment benefit costs, net	See Note 11	1,358	224,837	226,195
Reacquired debt costs	4 years	723	1,989	2,712
MGP remediation costs	15 years	1,000	30,067	31,067
Ad-valorem tax	1 year	14,066	—	14,066
WNA	1 year	26,684	—	26,684
Customer credit deferrals	1 to 30 years	255	3,639	3,894
Other, net	1 to 20 years	4,254	1,536	5,790
Total regulatory assets		101,210	278,006	379,216
Income tax rate changes	(a)	—	(467,563)	(467,563)
Over-recovered purchased-gas costs	1 year	(22,525)	—	(22,525)
Total regulatory liabilities		(22,525)	(467,563)	(490,088)
Net regulatory assets and liabilities		$78,685	$(189,557)	$(110,872)
(a) Recovery period varies by jurisdiction. See discussion below for additional information regarding our regulatory liabilities related to income tax rate changes.

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

The OCC, KCC, and regulatory authorities in Texas have approved the recovery of pension costs and other postemployment benefits costs through rates for Oklahoma Natural Gas, Kansas Gas Service, and Texas Gas Service, respectively. The costs recovered through rates are based on the net periodic benefit cost for defined benefit pension and other postemployment costs. Differences, if any, between the net periodic benefit cost (credit), net of deferrals, and the amount recovered through rates are reflected in earnings. We historically have recovered defined benefit pension and other postemployment benefit costs through rates. We believe it is probable that regulators will continue to include the net periodic pension and other postemployment benefit costs in our cost of service.

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

Recovery through rates resulted in amortization of regulatory assets, net, of approximately $10.4 million, $14.4 million, and $14.7 million for the years ended December 31, 2025, 2024, and 2023, respectively.

4.    CREDIT FACILITY AND SHORT-TERM DEBT

In October 2025, we amended and restated the ONE Gas Credit Agreement, increasing the aggregate committed capacity to $1.5 billion from $1.35 billion, with the addition of one new lender and the reduction of three existing lenders. The maturity date of the agreement was extended to October 30, 2030, from March 16, 2028. The agreement provides for a revolving unsecured credit facility, which includes a $20 million letter of credit subfacility and a $60 million swingline subfacility. Under the terms of the agreement, the Company may, subject to satisfaction of customary conditions and receipt of commitments from new or existing lenders, request an increase in total commitments of up to an additional $750 million. Proceeds from the agreement may be used for working capital, capital expenditures, acquisitions and mergers, the issuance of letters of credit, and other general corporate purposes.

At December 31, 2025, we had approximately $2.4 million in letters of credit issued and no borrowings under the ONE Gas Credit Agreement as in effect, with approximately $1.5 billion of remaining credit, which is available to repay our commercial paper borrowings and for other permitted purposes.

The ONE Gas Credit Agreement contains certain financial, operational, and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio, excluding the debt of KGSS-I, of no more than 70 percent at the end of any calendar quarter. At December 31, 2025, our total debt-to-capital ratio, excluding KGSS-I, was 47.6 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement. We may reduce the unutilized portion of the ONE Gas Credit Agreement in whole or in part without premium or penalty. The ONE Gas Credit Agreement contains customary events of default. Upon the occurrence of certain events of default, our obligations under the ONE Gas Credit Agreement may be accelerated and the commitments may be terminated.

In December 2025, we increased the capacity of our commercial paper to $1.5 billion from $1.35 billion. Under our commercial paper program, we may issue unsecured commercial paper up to the maximum amount of $1.5 billion to fund short-term borrowing needs. The maturities of the commercial paper vary but may not exceed 270 days from the date of issue. Commercial paper is generally sold at par less a discount representing an interest factor. At December 31, 2025 and December 31, 2024, we had $737.4 million and $914.6 million of commercial paper outstanding with a weighted-average interest rate of 3.94 percent and 4.77 percent, respectively.

5.    LONG-TERM DEBT

The table below presents a summary of our long-term debt outstanding for the periods indicated:

		December 31,
	Interest Rate	2025	2024
		(Thousands of dollars)
Senior Notes due:
April 2029	5.100%	$550,000	$550,000
May 2030	2.000%	300,000	300,000
September 2032	4.250%	300,000	300,000
February 2044	4.658%	600,000	600,000
November 2048	4.500%	400,000	400,000
Total Senior Notes		2,150,000	2,150,000
Unsecured Term Loan (a)	4.960%	250,000	—
KGSS-I Securitized Utility Tariff Bonds	5.486%	257,852	287,345
Unamortized discounts, net of premiums, on long-term debt (b)		(3,830)	(3,624)
Debt issuance costs (b)		(18,955)	(20,691)
Other	8.000%	1,211	1,226
Total long-term debt, net		2,636,278	2,414,256
Less: current maturities of KGSS-I securitized utility tariff bonds, net		30,566	28,956
Less: current maturities of other long-term debt, net		249,674	14
Noncurrent portion of long-term debt, net		$2,356,038	$2,385,286
(a) Bears interest at a variable rate based on Term SOFR, initially set using the 6-month SOFR at closing. The interest rate resets at months six and twelve, each based on the prevailing 6-month Term SOFR and the 1-month Term SOFR, respectively.
(b) Includes issuance costs and discounts for the KGSS-I Securitized Utility Tariff Bonds of $4.3 million and $4.8 million, at December 31, 2025 and December 31, 2024, respectively.

Senior Notes - The indenture governing our Senior Notes includes an event of default upon the acceleration of other indebtedness of $100 million or more. Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding Senior Notes to declare those Senior Notes immediately due and payable in full.

Depending on the series, we may redeem our Senior Notes at par, plus accrued and unpaid interest to the redemption date, starting one month, three months, or six months before their maturity dates. Prior to these dates, we may redeem these Senior Notes, in whole or in part, at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium. The redemption price will never be less than 100 percent of the principal amount of the respective Senior Note plus accrued and unpaid interest to the redemption date. Senior Notes are senior unsecured obligations, ranking equally in right of payment with all of our existing and future unsecured senior indebtedness.

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

6.    LEASES

We have operating leases for office facilities, gas storage facilities, IT equipment, and right-of-way contracts. Our leases have remaining lease terms of less than one year to four years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within specified time frames. We have not entered into any finance leases.
Our right-of-use asset is $13.3 million and $17.5 million as of December 31, 2025 and 2024, respectively, and is reported within other assets in our consolidated balance sheets. Operating lease liabilities are reported within our accounts payable and other liabilities in our consolidated balance sheets. Total operating lease cost including immaterial amounts attributable to short-term operating leases was $7.8 million, $7.7 million, and $7.7 million in 2025, 2024, and 2023, respectively.
In 2025, we reassessed certain operating leases for office facilities, and IT equipment which were extended or modified, resulting in an increase of $2.3 million in our right-of-use asset and operating lease liability.

	Year Ended December 31,
Other information related to operating leases	2025	2024	2023
	(Millions of dollars)
Weighted-average remaining lease term	3 years	4 years	4 years
Weighted-average discount rate	4.25%	4.37%	4.28%
Supplemental cash flows information
Lease payments	$(7.8)	$(7.9)	$(8.3)
Right-of-use assets obtained in exchange for lease obligations	2.3	2.7	3.9

December 31,
Future minimum lease payments under non-cancellable operating leases	2025
(Millions of dollars)
2026	$5.3
2027	3.5
2028	3.0
2029	1.5
2030	—
Thereafter	—
Total future minimum lease payments	13.3
Imputed interest	(0.8)
Total operating lease liability	$12.5

	December 31,
Consolidated balance sheets	2025	2024
	(Millions of dollars)
Current operating lease liability	$4.9	$5.2
Long-term operating lease liability	7.6	11.4
Total operating lease liability	$12.5	$16.6

7.    EQUITY

Preferred Stock - At December 31, 2025, we had 50 million, $0.01 par value, authorized shares of preferred stock available. We have not issued or established any classes or series of shares of preferred stock.

Common Stock - At December 31, 2025, we had approximately 187.3 million shares of authorized common stock available for issuance.

Equity Issuances - On December 29, 2025, we settled forward sale agreements 2,633,700 shares of our common stock for net proceeds of $205.0 million.

In May 2025, we entered into an underwriting agreement and a forward sale agreement for 2,500,000 shares of our common stock and granted the underwriter an option to purchase up to 375,000 additional shares of our common stock, which was not exercised. The forward sale agreement provides for settlement on a date, or dates, to be specified at our discretion, but which will occur no later than December 31, 2026.

In December 2024, we amended the two forward sale agreements we entered into in September 2023 to extend the maturity date of 223,000 and 180,000 shares of our common stock, to December 31, 2025 from December 31, 2024. The amended forward sale agreements provided for settlement on a date, or dates, to be specified at our discretion but which will occur no later than December 31, 2025. The remaining shares under the two forward sale agreements were settled as part of the December 29, 2025, share settlement.

In February 2023, we entered into an at-the-market equity distribution agreement under which we may issue and sell shares of our common stock with an aggregate offering price up to $300 million. Sales of common stock are made by means of ordinary brokers’ transactions on the NYSE and the NYSE Texas, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. At December 31, 2025, we had $225.5 million of equity available for issuance under the program.

The following table summarizes our outstanding forward sale agreement at December 31, 2025:

Maturity	Original Shares	Remaining Shares	Forward Price	Net Proceeds Available
	(Shares)	(Shares)	(Per share)	(Thousands of dollars)
December 31, 2026	2,500,000	269,300	$78.45	$21,127

Dividends Declared - For the years ended December 31, 2025 and 2024, we declared and paid dividends of $2.68 per share ($0.67 per share quarterly) and $2.64 per share ($0.66 per share quarterly), respectively. In January 2026, we declared a dividend of $0.68 per share ($2.72 per share on an annualized basis) for shareholders of record as of February 20, 2026, payable on March 6, 2026.

8.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the balance in accumulated other comprehensive income (loss) for the periods indicated:

Accumulated Other Comprehensive Income (Loss)
(Thousands of dollars)
January 1, 2024	$(1,182)
Pension plan obligation
Other comprehensive income (loss) before reclassification, net of tax of $(281)	961
Amounts reclassified from accumulated other comprehensive loss, net of tax of $—	(1)
Available-for-sale securities
Other comprehensive income (loss) before reclassification, net of tax of $(24)	94
Amounts reclassified from accumulated other comprehensive loss, net of tax of $(1)	2
Other comprehensive income (loss)	1,056
December 31, 2024	(126)
Pension plan obligation
Other comprehensive income (loss) before reclassification, net of tax of $27	(91)
Amounts reclassified from accumulated other comprehensive loss, net of tax of $—	(1)
Available-for-sale securities
Other comprehensive income (loss) before reclassification, net of tax of $(61)	230
Amounts reclassified from accumulated other comprehensive loss, net of tax of $2	(8)
Other comprehensive income (loss)	130
December 31, 2025	$4

The following table sets forth the effect of reclassifications from accumulated other comprehensive income (loss) in our consolidated statements of income for the periods indicated:

				Affected Line Item in the
Details About Accumulated Other	Year Ended December 31,			Consolidated Statements
Comprehensive Income (Loss) Components	2025	2024	2023	of Income
	(Thousands of dollars)
Pension and other postemployment benefit plan obligations (a)
Amortization of net gain (loss)	$(7,335)	$(5,770)	$(1,960)
Amortization of unrecognized prior service credit (cost)	(372)	(372)	(525)
	(7,707)	(6,142)	(2,485)
Regulatory adjustments (b)	7,708	6,143	2,486
Amounts reclassified from accumulated other comprehensive income (loss)	1	1	1	Other income (expense), net
Available-for-sale securities
Amounts reclassified from accumulated other comprehensive income (loss)	10	(3)	—	Other income (expense), net
Total reclassifications before tax	11	(2)	1	Income before income taxes
Tax effect of reclassifications	(2)	1	—	Income tax expense
Net reclassifications for the period	$9	$(1)	$1	Net income
(a) These components of accumulated other comprehensive income (loss) are included in the computation of net periodic benefit cost (credit). See Note 11 for additional detail on our net periodic benefit cost (credit).
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

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Year Ended December 31, 2025
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$264,224	60,161	$4.39
Diluted EPS Calculation
Effect of dilutive securities	—	352
Net income available for common stock and common stock equivalents	$264,224	60,513	$4.37

	Year Ended December 31, 2024
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$222,850	56,826	3.92
Diluted EPS Calculation
Effect of dilutive securities	—	207
Net income available for common stock and common stock equivalents	$222,850	57,033	$3.91

	Year Ended December 31, 2023
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$231,232	55,600	$4.16
Diluted EPS Calculation
Effect of dilutive securities	—	260
Net income available for common stock and common stock equivalents	$231,232	55,860	$4.14

10.    SHARE-BASED PAYMENTS

The ECP provides for the granting of stock-based compensation, including incentive stock options, nonstatutory stock options, stock bonus awards, restricted stock awards, restricted stock unit awards, performance stock awards, and performance unit awards to eligible employees and the granting of stock awards to non-employee directors. At December 31, 2025, we have 4.3 million shares of common stock reserved for issuance under the ECP. At December 31, 2025, we had approximately 1.5 million shares available for issuance under the ECP, which reflect shares issued and estimated shares expected to be issued upon vesting of outstanding awards granted under the plan, less forfeitures. The plan allows for the deferral of awards granted in stock or cash, in accordance with the Code section 409A requirements.

Compensation expense for our ECP share-based payment plans was $9.4 million, net of tax benefits of $3.1 million, for 2025, $8.8 million, net of tax benefits of $2.9 million, for 2024, and $7.8 million, net of tax benefits of $2.6 million, for 2023.

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

Restricted Stock Unit Award Activity

Total unrecognized compensation expense related to the nonvested restricted stock unit awards was $6.6 million and $4.2 million as of December 31, 2025 and 2024, respectively, which is expected to be recognized over a weighted-average period of 1.8 years. The following tables set forth activity and various statistics for restricted stock unit awards outstanding under the respective plans for the period indicated:

	Number of Units	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2024	149,037	$68.79
Granted	105,538	71.56
Vested	(43,094)	68.19
Forfeited	(9,073)	69.34
Nonvested at December 31, 2025	202,408	$70.32

	2025	2024	2023
Weighted-average grant date fair value (per share)	$71.56	$60.74	$81.79
Fair value of shares granted (thousands of dollars)	$7,553	$4,096	$3,995

For the years ended December 31, 2025, 2024, and 2023, the fair value of restricted stock vested was $2.3 million, $3.2 million, and $2.8 million, respectively.

Performance Stock Unit Award Activity

Total unrecognized compensation expenses related to the nonvested performance stock unit awards was $8.3 million and $10.0 million as of December 31, 2025 and 2024, respectively, which is expected to be recognized over a weighted-average period of 1.6 years. The following tables set forth activity and various statistics related to our performance stock unit awards and the assumptions used by us in the valuations of the 2025, 2024, and 2023 grants at the grant date:

	Number of Units	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2024	305,485	$86.00
Granted	88,532	78.60
Vested	(78,840)	95.80
Forfeited	(11,960)	76.38
Nonvested at December 31, 2025	303,217	$81.68

	2025	2024	2023
Volatility (a)	26.13%	26.63%	29.20%
Dividend yield	3.75%	4.35%	3.18%
Risk-free interest rate (b)	4.26%	4.46%	4.37%
(a) - Volatility based on historical volatility over three years using daily stock price observations of our peer utilities.
(b) - Using 3-year treasury rate.

	2025	2024	2023
Weighted-average grant date fair value (per share)	$78.60	$67.83	$105.74
Fair value of shares granted (thousands of dollars)	$6,959	$9,478	$10,095

For the years ended December 31, 2025, 2024, and 2023, the fair value of performance stock vested was $2.2 million, $0, and $3.7 million, respectively.

Employee Stock Purchase Plan

We have reserved a total of 1.25 million shares of common stock for issuance under our ESPP. Employees can choose to have up to 10 percent of their annual base pay withheld to purchase our common stock, subject to terms and limitations of the plan. The purchase price of the stock is 85 percent of the lower of the average market price of our common stock on the grant date or exercise date. Approximately 45 percent, 44 percent, and 45 percent of employees participated in the plan in 2025, 2024, and 2023, respectively. For the years ended December 31, 2025, 2024, and 2023, employees purchased 119,452, 122,906, and 108,875 shares, respectively, at an average price of $60.12, $53.98, and $58.98, respectively.

Compensation expense related to our ESPP, before taxes, was $1.7 million, $1.5 million, and $1.2 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

Other Postemployment Benefit Plans - We sponsor health and welfare plans that provide postemployment medical and life insurance benefits to certain eligible employees who retire with at least five years of service. The postemployment medical plan is contributory based on hire date, age, and years of service, with retiree contributions adjusted periodically, and contains other cost-sharing features such as deductibles and coinsurance.

Actuarial Assumptions - The following table sets forth the weighted-average assumptions used to determine benefit obligations for pension and postemployment benefits for the periods indicated:

	December 31,
	2025	2024
Discount rate - pension plans	5.65%	5.70%
Discount rate - other postemployment plans	5.55%	5.75%
Compensation increase rate - pension plans	3.50% - 4.30%	3.50% - 4.30%

The following table sets forth the weighted-average assumptions used by us to determine the periodic benefit costs for pension and postemployment benefits for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
Discount rate - pension plans	5.70%	5.30%	5.60%
Discount rate - other postemployment plans	5.75%	5.40%	5.70%
Expected long-term return on plan assets - pension plans	5.85%	6.70%	6.75%
Expected long-term return on plan assets - other postemployment plans	5.10%	5.20%	5.55%
Compensation increase rate - pension plans	3.50% - 4.30%	3.50% - 4.30%	3.60% - 5.00%

We determine our discount rates annually. We estimate our discount rate based upon a comparison of the expected cash flows associated with our future payments under our defined benefit pension and other postemployment obligations to a hypothetical bond portfolio created using high-quality bonds that closely match expected cash flows. Bond portfolios are developed by selecting a bond for each of the next 60 years based on the maturity dates of the bonds. Bonds selected to be included in the portfolios are only those rated by Moody’s as AA- or better and exclude callable bonds, bonds with less than a minimum issue size, yield outliers, and other filtering criteria to remove unsuitable bonds.

We determine our overall expected long-term rate of return on plan assets based on our review of historical returns and economic growth models. We update our assumed mortality rates to incorporate new tables issued by the Society of Actuaries as needed.

Regulatory Treatment - The OCC, KCC, and regulatory authorities in Texas have approved the recovery of pension and other postemployment benefits costs through rates for Oklahoma Natural Gas, Kansas Gas Service, and Texas Gas Service, respectively. The costs recovered through rates are based on current funding requirements and the net periodic benefit cost for defined benefit pension and other postemployment costs. Differences, if any, between the net periodic benefit cost (credit), net of deferrals, and the amount recovered through rates are reflected in earnings.

We historically have recovered defined benefit pension and other postemployment benefit costs (credit) through rates. We believe it is probable that regulators will continue to include the net periodic pension and other postemployment benefit costs (credit) in our cost of service.

We capitalize all eligible service cost and non-service credit components pursuant to the accounting requirements of ASC Topic 980 (Regulated Operations) for rate-regulated entities, as these components are authorized by our regulators to be included in capitalized costs. Noncurrent regulatory liabilities in our consolidated balance sheets reflect the capitalized non-service credit components of $6.8 million and $6.7 million as of December 31, 2025 and 2024, respectively. See Note 3 for additional information.

Obligations and Funded Status - The following table sets forth our defined benefit pension and other postemployment benefit plans, benefit obligations, and fair value of plan assets for the periods indicated:

	Pension Benefits		Other Postemployment Benefits
	December 31,		December 31,
	2025	2024	2025	2024
Changes in Benefit Obligation	(Thousands of dollars)
Benefit obligation, beginning of period	$731,117	$803,605	$150,984	$158,535
Service cost	5,350	6,204	493	610
Interest cost	40,168	41,123	8,275	8,179
Plan participants’ contributions	—	—	2,428	2,631
Actuarial loss (gain)	14,685	(27,026)	6,701	(3,267)
Benefits paid	(50,705)	(54,099)	(16,124)	(15,704)
Settlements	(41,091)	(38,690)	—	—
Benefit obligation, end of period	$699,524	$731,117	$152,757	$150,984

Change in Plan Assets
Fair value of plan assets, beginning of period	$725,401	$795,381	$179,489	$181,608
Actual return on plan assets	60,118	22,322	10,844	8,404
Employer contributions	6,355	1,559	—	—
Plan participants’ contributions	—	—	2,428	2,631
Benefits paid	(50,705)	(54,099)	(13,550)	(13,154)
Settlements	(41,111)	(39,762)	—	—
Fair value of assets, end of period	700,058	725,401	179,211	179,489
Benefit asset (obligation), net	$534	$(5,716)	$26,454	$28,505

Noncurrent assets	$20,558	$14,377	$26,454	$28,505
Current liabilities	(1,409)	(1,409)	—	—
Noncurrent liabilities	(18,615)	(18,684)	—	—
Benefit asset (obligation), net	$534	$(5,716)	$26,454	$28,505

The accumulated benefit obligation for our defined benefit pension plans was $670.7 million and $703.4 million at December 31, 2025 and 2024, respectively.

For the years ended December 31, 2025 and 2024, the pension benefit obligations experienced actuarial losses and (gains) of $14.7 million and $(27.0) million, respectively, primarily due to the impact of changes in the discount rates used to calculate the benefit obligations.

In 2026, our contributions are expected to be $12.7 million to our defined benefit pension plans, and no contributions are expected to be made to our other postemployment benefit plans. In August 2025 and October 2024, we purchased group annuity contracts and transferred approximately $41.6 million and $39.0 million, respectively, of the assets and liabilities related to certain participants in our defined benefit pension plan to a third-party insurance company. Also in August 2025, a $5 million contribution was made to the defined benefit pension plan for the 2024 plan year.

The following tables set forth the components of net periodic benefit cost (credit) for our pension, inclusive of our defined benefit pension plan, supplemental executive retirement plan, and other postemployment benefit plans for the periods indicated:

	Pension Benefits
	Year Ended December 31,
	2025	2024	2023
	(Thousands of dollars)
Components of net periodic benefit cost (credit)
Service cost	$5,350	$6,204	$7,242
Interest cost (a)	40,168	41,123	42,428
Expected return on assets (a)	(47,641)	(59,027)	(59,518)
Amortization of unrecognized prior service cost (credit) (a)	372	372	372
Amortization of net loss (gain) (a)	7,459	5,786	2,008
Net periodic benefit cost (credit)	$5,708	$(5,542)	$(7,468)
(a) These amounts, net of any amounts capitalized as a regulatory asset, have been recognized as other (income) expense, net in the consolidated statement of income. See Note 13 for additional detail.

	Other Postemployment Benefits
	Year Ended December 31,
	2025	2024	2023
	(Thousands of dollars)
Components of net periodic benefit cost (credit)
Service cost	$493	$610	$730
Interest cost (a)	8,275	8,179	9,154
Expected return on assets (a)	(8,849)	(9,134)	(9,728)
Amortization of unrecognized prior service cost (credit) (a)	—	—	153
Amortization of net loss (gain) (a)	(124)	(16)	(48)
Net periodic benefit cost (credit)	$(205)	$(361)	$261
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

Other Comprehensive Income (Loss) - The following table sets forth the amounts recognized in other comprehensive income (loss), net of regulatory deferrals, related to our defined benefit pension benefits for the period indicated:

	Pension Benefits
	Year Ended December 31,
	2025	2024	2023
	(Thousands of dollars)
Net gain (loss) arising during the period	$(118)	$1,242	$(619)
Amortization of net loss (gain)	(1)	(1)	1
Deferred income taxes	27	(281)	140
Total recognized in other comprehensive income (loss)	$(92)	$960	$(478)

Due to our regulatory deferrals, there were no amounts recognized in other comprehensive income (loss) related to our other postemployment benefits for the periods presented.

The tables below set forth the amounts in accumulated other comprehensive income (loss) that had not yet been recognized as components of net periodic benefit credit for the periods indicated:

	Pension Benefits
	December 31,
	2025	2024
	(Thousands of dollars)
Prior service credit (cost)	$(1,348)	$(1,720)
Accumulated gain (loss)	(246,720)	(251,952)
Accumulated other comprehensive income (loss) before regulatory asset	(248,068)	(253,672)
Regulatory asset for regulated entities	247,795	253,517
Accumulated other comprehensive income (loss) after regulatory asset	(273)	(155)
Deferred income taxes	(40)	(67)
Accumulated other comprehensive income (loss), net of tax	$(313)	$(222)

	Other Postemployment Benefits
	December 31,
	2025	2024
	(Thousands of dollars)
Prior service credit (cost)	$—	$—
Accumulated gain (loss)	(3,764)	1,065
Accumulated other comprehensive income (loss) before regulatory asset	(3,764)	1,065
Regulatory asset for regulated entities	3,764	(1,065)
Accumulated other comprehensive income (loss) after regulatory asset	$—	$—

Health Care Cost Trend Rates - The following table sets forth the assumed health care cost-trend rates for the periods indicated:

	2025	2024
Health care cost-trend rate assumed for next year	7.50%	7.00%
Rate to which the cost-trend rate is assumed to decline (the ultimate trend rate)	5.00%	4.50%
Year that the rate reaches the ultimate trend rate	2036	2035

Plan Assets - Our investment strategy is to invest plan assets in accordance with sound investment practices that emphasize long-term fundamentals. The goal of this strategy is to maximize investment returns while managing risk in order to meet the plan’s current and projected financial obligations. To achieve this strategy, we have established a liability-driven investment strategy to change the allocations as the funded status of the defined benefit pension plan increases. The plan’s investments include a diverse blend of various domestic and international equities, investment-grade debt securities which mirror the cash flows of our liability, insurance contracts, and alternative investments. The current target allocation for the assets of our defined benefit pension plan is as follows:

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

The following tables set forth our pension and other postemployment benefits plan assets by fair value category as of the measurement date:

	Pension Benefits
	December 31, 2025
Asset Category	Level 1	Level 2	Level 3	Total
	(Thousands of dollars)
Investments:
Equity securities (a)	$82,902	$—	$—	$82,902
Government obligations	175,874	17,814	—	193,688
Corporate obligations (b)	12,641	324,875	—	337,516
Cash and money market funds (c)	18,037	374	—	18,411
Insurance contracts and group annuity contracts	—	—	10,184	10,184
Total investments in fair value hierarchy	289,454	343,063	10,184	642,701
Accrued interest				5,261
Other investments (d)			52,096	52,096
Total investments	$289,454	$343,063	$62,280	$700,058
(a) - This category represents securities of the various market sectors from diverse industries.
(b) - This category represents bonds from diverse industries.
(c) - This category primarily represents money market funds.
(d) - This category represents alternative investments such as hedge funds and other financial instruments which are valued at net asset value.

	Pension Benefits
	December 31, 2024
Asset Category	Level 1	Level 2	Level 3	Total
	(Thousands of dollars)
Investments:
Equity securities (a)	$81,459	$—	$—	$81,459
Government obligations	—	213,572	—	213,572
Corporate obligations (b)	—	328,915	—	328,915
Cash and money market funds (c)	624	24,737	—	25,361
Insurance contracts and group annuity contracts	—	—	11,177	11,177
Total investments in fair value hierarchy	82,083	567,224	11,177	660,484
Accrued interest				5,247
Other investments (d)			59,670	59,670
Total investments	$82,083	$567,224	$70,847	$725,401
(a) - This category represents securities of the various market sectors from diverse industries.
(b) - This category represents bonds from diverse industries.
(c) - This category primarily represents money market funds.
(d) - This category represents alternative investments such as hedge funds and other financial instruments which are valued at net asset value.

	Other Postemployment Benefits
	December 31, 2025
Asset Category	Level 1	Level 2	Level 3	Total
	(Thousands of dollars)
Investments:
Equity securities (a)	$7,510	$—	$—	$7,510
Government obligations	44,212	—	—	44,212
Corporate obligations (b)	3,944	32,793	—	36,737
Cash and money market funds (c)	10,683	—	—	10,683
Insurance contracts (d)	—	79,218	—	79,218
Total investments in fair value hierarchy	66,349	112,011	—	178,360
Accrued interest				851
Total investments	$66,349	$112,011	$—	$179,211
(a) - This category represents securities of the various market sectors from diverse industries.
(b) - This category represents bonds from diverse industries.
(c) - This category primarily represents money market funds.
(d) - This category includes equity securities and bonds held in a captive insurance product.

	Other Postemployment Benefits
	December 31, 2024
Asset Category	Level 1	Level 2	Level 3	Total
	(Thousands of dollars)
Investments:
Equity securities (a)	$7,226	$—	$—	$7,226
Government obligations	—	41,982	—	41,982
Corporate obligations (b)	—	36,411	—	36,411
Cash and money market funds (c)	—	12,167	—	12,167
Insurance contracts (d)	—	80,897	—	80,897
Total investments in fair value hierarchy	7,226	171,457	—	178,683
Accrued interest				806
Total investments	$7,226	$171,457	$—	$179,489
(a) - This category represents securities of the various market sectors from diverse industries.
(b) - This category represents bonds from diverse industries.
(c) - This category primarily represents money market funds.
(d) - This category includes equity securities and bonds held in a captive insurance product.

Insurance contracts and group annuity contracts include investments in the Immediate Participation Guarantee Fund (“IPG Fund”) with John Hancock are valued at fair value. John Hancock invests the IPG Fund in its general fund portfolio. The contract value of the IPG Fund at the end of the year, which approximates fair value, is estimated. The unobservable input used in the fair value measurement of the Plan’s IPG Fund investment contract is the interest rate of the investment contract. Generally, an increase or decrease in the difference between the contractual interest rate and the market interest rate is accompanied by a directionally opposed change in the fair value. The difference between this estimated balance and the actual balance, as subsequently determined by John Hancock, is charged or credited to the net assets of the plans.

Certain investments that are categorized as other investments in Level 3 represent alternative investments such as hedge funds and other financial instruments measured using the net asset value per share (or its equivalent) practical expedient.

The following tables set forth additional information regarding commitments and redemption limitations of these other investments at the periods indicated:

	December 31, 2025
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
	(Thousands of dollars)			(Days)
Grosvenor Registered Multi Limited Partnership	$51,791	$—	quarterly	65
K2 Institutional Investors II Limited Partnership	305	—	quarterly	91
Total other investments	$52,096	$—

	December 31, 2024
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
	(Thousands of dollars)			(Days)
Grosvenor Registered Multi Limited Partnership	$29,642	$—	quarterly	65
K2 Institutional Investors II Limited Partnership	30,028	—	quarterly	91
Total other investments	$59,670	$—

The following table sets forth the reconciliation of Level 3 fair value measurements of our pension plans for the periods indicated:

	Pension Benefits
	Insurance Contracts	Other Investments	Total
	(Thousands of dollars)
January 1, 2024	$12,350	$89,126	$101,476
Unrealized gains	445	—	445
Unrealized losses	—	(2,984)	(2,984)
Expense	(167)	—	(167)
Purchases	—	1,408	1,408
Sales	—	(27,880)	(27,880)
Benefits paid	(1,451)	—	(1,451)
December 31, 2024	$11,177	$59,670	$70,847
Unrealized gains	391	—	391
Unrealized losses	—	(12,024)	(12,024)
Expense	(33)	—	(33)
Purchases	—	23,345	23,345
Sales	—	(18,895)	(18,895)
Benefits paid	(1,351)	—	(1,351)
December 31, 2025	$10,184	$52,096	$62,280

Pension and Other Postemployment Benefit Payments - Benefit payments for our defined benefit pension and other postemployment benefit plans for the year ended December 31, 2025 were $50.7 million and $16.1 million, respectively. The following table sets forth the pension benefits and other postemployment benefits payments expected to be paid in 2026 - 2035:

	Pension Benefits	Other Postemployment Benefits
Benefits to be paid in:	(Thousands of dollars)
2026	$50,375	$14,287
2027	50,552	13,936
2028	51,321	13,544
2029	51,320	13,268
2030	51,658	12,974
2031 through 2035	258,678	60,107

The expected benefits to be paid are based on the same assumptions used to measure our benefit obligations at December 31, 2025, and include estimated future employee service.

Other Employee Benefit Plans

401(k) Plan - We have a 401(k) plan which covers all eligible employees. Employee contributions are discretionary and we match 100 percent of each participant’s eligible contribution up to 6 percent of eligible compensation, subject to certain limits. Our contributions to the plan were $18.8 million, $17.7 million, and $16.7 million in 2025, 2024, and 2023, respectively.

We plan to make a discretionary profit-sharing contribution to the 401(k) Plan each quarter equal to 1 percent of each eligible participant’s eligible compensation during the quarter. Additional discretionary profit-sharing contributions may be made after the end of each year. Our profit-sharing contributions made to the plan were $12.0 million, $10.9 million, and $12.6 million in 2025, 2024, and 2023, respectively.

Nonqualified Deferred Compensation Plan - We have a nonqualified deferred compensation plan with obligations of $21.9 million and $18.9 million at December 31, 2025 and 2024, respectively, which are reported within other deferred credits in our consolidated balance sheets. These obligations represent the amount owed to plan participants and are treated as if invested in specified deemed investment options. A significant portion of the obligation is indirectly funded with key-person corporate-owned life insurance policies to offset costs associated with our nonqualified deferred compensation plan and the supplemental executive retirement plan. These corporate-owned life insurance policies are measured at cash surrender value of $46.2 million and $41.5 million at December 31, 2025 and 2024, respectively, and are reported within other assets in our consolidated balance sheets.

Gains (losses) on the corporate-owned life insurance policies are recognized in other income (expense), net within our consolidated statements of income; see Note 13 for additional detail of our other income (expense), net. Deferred compensation expense (income) associated with the nonqualified deferred compensation plan is recognized in operations and maintenance expense within our consolidated statements of income and was $2.5 million, $2.4 million, and $2.3 million for the years ended December 31, 2025, 2024, and 2023, respectively.

12.    INCOME TAXES

The following table sets forth our provision for income taxes for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
	(Thousands of dollars)
Current income tax provision (benefit)
Federal	$8,484	$(68,660)	$16,551
State	(756)	(1,476)	(829)
Total current income tax provision (benefit)	7,728	(70,136)	15,722
Deferred income tax provision (benefit)
Federal	46,808	110,717	21,905
State	2,699	(4,195)	2,868
Total deferred income tax provision (benefit)	49,507	106,522	24,773
Total provision for income taxes	$57,235	$36,386	$40,495

The following table is a reconciliation of our income tax provision for the periods indicated:

	Year Ended December 31,
	2025		2024		2023
	(Thousands of dollars, except percentages)
Income before income taxes	$321,459		$259,236		$271,727
Federal statutory income tax rate	21.00%		21.00%		21.00%
Provision for federal income taxes	67,506	21.00%	54,439	21.00%	57,063	21.00%
State income taxes, net of federal tax benefit	6,155	1.91%	4,333	1.67%	3,834	1.41%
Tax effect of permanent differences	2,302	0.72%	2,018	0.78%	1,860	0.68%
Tax effect of state income tax deduction	(393)	(0.12)%	(209)	(0.08)%	(443)	(0.16)%
Amortization of excess deferred federal income taxes	(13,382)	(4.16)%	(15,680)	(6.05)%	(20,565)	(7.57)%
Amortization of excess deferred state income taxes	(4,211)	(1.31)%	(10,004)	(3.86)%	(1,795)	(0.66)%
Tax (expense) benefit for employee share-based compensation	(116)	(0.04)%	1,063	0.41%	418	0.15%
Other, net	(626)	(0.19)%	426	0.16%	123	0.05%
Total provision for income taxes and effective income tax rate	$57,235	17.81%	$36,386	14.03%	$40,495	14.90%

As of December 31, 2025, we have no uncertain tax positions. Oklahoma continued to represent more than 50 percent of state income taxes, net of federal tax benefits and effect of state income taxes. Changes in tax laws or tax rates are recognized in the financial reporting period that includes the enactment date. On July 4, 2025, the One Big Beautiful Bill Act was signed into law, introducing several corporate tax changes. After evaluating the legislation, we do not expect it to have a material impact on our income taxes. We will continue to monitor developments and assess future implications as additional guidance becomes available.

Following Revenue Procedure 2024-15, we amended our 2022 federal tax return to request a refund of $55.6 million, which remains pending approval by the Joint Committee of Taxation. Additionally, we filed an amended Oklahoma corporate income tax return in the first quarter of 2025 and received a $1.5 million refund in October 2025.

Income tax expense reflects credits for the amortization of the regulatory liability associated with EDIT, embedded in base rates, of $17.6 million and $25.7 million for the years ending December 31, 2025, and 2024, respectively.

The following table sets forth the tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities for the periods indicated:

	December 31,
	2025	2024
	(Thousands of dollars)
Deferred tax assets
Regulatory adjustments for enacted tax rate changes	$95,721	$100,718
Net operating loss	362,558	405,316
Lease obligation basis	2,773	3,669
Purchased-gas cost adjustment	10,900	—
Other	3,359	—
Total deferred tax assets	475,311	509,703
Deferred tax liabilities
Excess of tax over book depreciation	996,128	930,680
Winter weather event costs	363,988	381,818
Purchased-gas cost adjustment	—	8,654
Other regulatory assets and liabilities, net	69,962	73,904
Employee benefits and other accrued liabilities	6,165	934
Right-of-use asset basis	2,942	3,866
Other	—	1,585
Total deferred tax liabilities	1,439,185	1,401,441
Net deferred tax liabilities	$963,874	$891,738

At December 31, 2025, we had $338.4 million (tax effected) of federal net operating loss carryforwards and $24.1 million (tax effected) of state net operating loss carryforwards available to offset future taxable income.

We have filed our consolidated federal and state income tax returns for years 2022, 2023, and 2024. We are no longer subject to income tax examination for years prior to 2022.

13.    OTHER INCOME AND OTHER EXPENSE

The following table sets forth the components of other income and other expense for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
	(Thousands of dollars)
Net periodic benefit credit other than service cost	$1,236	$3,600	$4,017
Gain (loss) on investments associated with nonqualified deferred compensation plans	4,627	3,653	4,826
Unrealized gain (loss) on marketable equity securities	391	—	—
Other income (expense), net	547	319	633
Total other income, net	$6,801	$7,572	$9,476

14.    PROPERTY, PLANT AND EQUIPMENT

The following table sets forth our property, plant and equipment by property type, for the periods indicated:

	December 31,
	2025	2024
	(Thousands of dollars)
Natural gas distribution pipelines and related equipment	$7,797,444	$7,278,542
Natural gas transmission pipelines and related equipment	771,304	736,229
General plant and other	1,066,476	942,677
Construction work in process	98,926	166,686
Property, plant and equipment	9,734,150	9,124,134
Accumulated depreciation and amortization	(2,611,952)	(2,478,261)
Net property, plant and equipment	$7,122,198	$6,645,873

We compute depreciation expense by applying composite, straight-line rates of approximately 2.7 percent to 3.2 percent as approved by various regulatory authorities.

We recorded capitalized interest of $11.8 million, $8.2 million, and $5.7 million for the years ended December 31, 2025, 2024, and 2023, respectively. We incurred liabilities for construction work in process and asset removal costs that had not been paid at December 31, 2025, 2024, and 2023 of $28.9 million, $33.7 million, and $36.2 million, respectively. Such amounts are not included in capital expenditures or in the change of working capital items on our consolidated statements of cash flows.

The allowance for earnings on shareholders’ investment capitalized for regulatory purposes but not recorded for financial reporting purposes is $24.2 million and $17.4 million at December 31, 2025 and December 31, 2024, respectively.

15.    COMMITMENTS AND CONTINGENCIES

Leases - See Note 6 of the Notes to Consolidated Financial Statements in this Annual Report for discussion of operating leases.

Environmental Matters - We are subject to multiple laws and regulations regarding protection of the environment and natural and cultural resources, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, plant and wildlife protection, hazardous materials use, storage and transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits, and other approvals. Failure to comply with these laws, regulations, licenses, and permits or the discovery of presently unknown environmental conditions may expose us to fines, penalties, and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the CAA and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition, and results of operations. Our expenditures for environmental investigation and remediation compliance to date have not been significant in relation to our financial position, results of operations, or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during 2025, 2024, and 2023.

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

We have an AAO that allows Kansas Gas Service to defer and seek recovery of costs necessary for investigation and remediation at, and nearby, these 12 former MGP sites that are incurred after January 1, 2017. In January 2025, Kansas Gas

Service requested to increase the cap on the AAO to $32.0 million from $15.0 million. The original $15.0 million cap approved in 2017 was the result of a unanimous settlement agreement and contained additional reporting requirements and obligations. In May 2025, Kansas Gas Service, the KCC staff, and the Citizens’ Utility Ratepayer Board filed a unanimous settlement agreement with the KCC agreeing to increase the cap to $32.0 million and to leave all of the other provisions of the 2017 settlement agreement in place. The KCC issued an order approving the settlement agreement in July 2025.

Pursuant to the AAO, costs approved for recovery in a future rate proceeding are to be amortized over a 15-year period. The unamortized amounts are not included in rate base or accumulate carrying charges. Following a determination that future investigation and remediation work approved by the KDHE exceeds $32.0 million, net of any related insurance recoveries, Kansas Gas Service is required to file an application with the KCC for approval to increase the $32.0 million cap. At December 31, 2025 and December 31, 2024, we have deferred $30.1 million and $31.1 million, respectively, for accrued investigation and remediation costs, net of insurance proceeds, pursuant to our AAO.

We also own or retain legal responsibility for certain environmental conditions at a former MGP site in Texas. At the request of the TCEQ, we began investigating the level and extent of contamination associated with the site under their Texas Risk Reduction Program. A preliminary site investigation revealed that this site contains contaminants generally associated with MGP sites and is subject to control or remediation under various environmental laws and regulations. At December 31, 2025, estimated costs associated with expected remediation activities for this site are not material.

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations, or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the years ended December 31, 2025, 2024, and 2023. The reserve for remediation of our MGP sites was $13.7 million and $14.3 million at December 31, 2025 and December 31, 2024, respectively.

Environmental issues may exist with respect to these MGP sites that are unknown to us. Accordingly, future costs are dependent on the final determination and regulatory approval of any remedial actions, the complexity of the site, level of remediation required, changing technology and governmental regulations, and to the extent not recovered by insurance or recoverable in rates from our customers, such costs could be material to our financial condition, results of operations, or cash flows.

We are subject to environmental regulation by federal, state, and local authorities. Due to the inherent uncertainties surrounding the development of federal and state environmental laws and regulations, we cannot determine with specificity the impact such laws and regulations may have on our existing and future facilities. With the trend toward stricter standards, greater regulation, and more extensive permit requirements for the types of assets operated by us, our environmental expenditures could increase in the future. Such expenditures may not be fully recovered by insurance or recoverable in rates from our customers, and those costs may adversely affect our financial condition, results of operations, and cash flows.

Environmental Footprint - We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition, and results of operations. Our expenditures for environmental investigation and remediation compliance to-date have not been significant in relation to our financial position, results of operations, or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows for the years ended December 31, 2025, 2024, and 2023.

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

PHMSA promulgates various regulations related to pipeline safety. As part of the Consolidated Appropriations Act, 2021, the PIPES Act reauthorized PHMSA through 2023 and directed the agency to move forward with several regulatory actions. Outstanding regulatory actions include the “Pipeline Safety: Class Location Change Requirements”, “Pipeline Safety: Safety of Gas Distribution Pipelines,” and “Pipeline Safety: Gas Pipeline Leak Detection” proposed rulemakings. The “Pipeline Safety: Gas Pipeline Leak Detection” proposed rule would require operators of new and existing transmission and distribution pipeline facilities to conduct certain leak detection and repair programs and require facility inspection and maintenance plans to align with those regulations. On January 20, 2025, an executive order began a regulatory freeze on all rulemakings that were not yet effective pending further review. To the extent such rulemakings impose more stringent requirements on our facilities, we may be required to incur expenditures that may be material.

Regulatory - Several regulatory initiatives impacted the earnings and future earnings potential of our business. See additional information regarding our regulatory initiatives in the “Regulatory Activities” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Legal Proceedings - We are a party to various litigation matters and claims that have arisen in the normal course of our operations. While the results of litigation and claims cannot be predicted with certainty, we believe the reasonably possible losses from such matters, individually and in the aggregate, are not material. Additionally, we believe the probable outcome of such matters will not have a material adverse effect on our results of operations, financial position, or cash flows.

16.    DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Instruments - Our derivatives are comprised of over-the-counter natural gas fixed-price swaps and call options.

Swaps - At December 31, 2025, we held over-the-counter natural gas fixed-price swaps for the heating season ending March 2026 with a total notional amount of 5.02 Bcf. At December 31, 2024, we held over-the-counter natural gas fixed-price swaps for the heating season ending March 2025 with a total notional amount of 6.20 Bcf.

Options - At December 31, 2025, we held purchased natural gas call options for the heating season ending March 2026 with total notional amount of 0.50 Bcf, for which we paid premiums of $0.5 million. At December 31, 2024, we held purchased natural gas call options for the heating season ending March 2025 with total notional amount of 0.60 Bcf, for which we paid premiums of $0.6 million.

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

Other Financial Instruments - The approximate fair value of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable is equal to book value, due to the short-term nature of these items. The fair value of our commercial paper was determined using quoted prices in an active market.

The following tables summarize, by level within the fair value hierarchy, our derivative and other assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2025 and 2024:

	December 31, 2025
	Level 1	Level 2	Netting (c)	Total
	(Thousands of dollars)
Assets:
United States treasury notes (b)	$9,329	$—	$—	$9,329
Corporate bonds (b)	—	18,643	—	18,643
Marketable equity securities (d)	2,627	—	—	2,627
Total assets	$11,956	$18,643	$—	$30,599
Liabilities:
Derivative instruments - swaps (a)	$—	$7,309	$—	$7,309
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

The estimated fair value of our long-term debt, including current maturities, was $2.5 billion and $2.2 billion at December 31, 2025 and December 31, 2024, respectively. The estimated fair value of our long-term debt was determined using quoted market prices and is classified as Level 2.

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

The following table summarizes the impact of KGSS-I on our consolidated balance sheets:

	December 31,
	2025	2024
	(Thousands of dollars)
Restricted cash and cash equivalents	$23,107	$20,542
Accounts receivable	4,463	4,659
Securitized intangible asset, net	233,786	265,951
Total assets	$261,356	$291,152
Current maturities of securitized utility tariff bonds, net of issuance costs	30,566	28,956
Accounts payable	136	319
Accrued interest	5,894	6,568
Securitized utility tariff bonds, excluding current maturities, net of discounts and issuance costs $4.3 million and $4.8 million, as of December 31, 2025 and December 31, 2024, respectively	223,020	253,568
Paid-in capital	1,680	1,681
Retained earnings	60	60
Total liabilities and equity	$261,356	$291,152

The following table summarizes the impact of KGSS-I on our consolidated statements of income:

	Year Ended December 31,
	2025	2024	2023
	(Thousands of dollars)
Operating revenues	$47,446	$44,390	$48,677
Operating expense	(442)	(443)	(440)
Amortization expense	(32,164)	(27,668)	(30,219)
Interest income	551	671	696
Interest expense	(15,246)	(16,806)	(18,552)
Income before income taxes	145	144	162
Income taxes	—	(26)	26
Net income	$145	$118	$188

The following table summarizes the amortization expense related to the securitized intangible asset expected to be recognized in our consolidated statements of income:

December 31,
Future amortization expense related to securitized intangible asset	2025
(Thousands of dollars)
2026	$30,271
2027	31,996
2028	33,818
2029	35,740
2030	37,770
Thereafter	64,191
Total amortization expense	$233,786

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein (Item 8).

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

During the quarter ended December 31, 2025, no director or Section 16 officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K).

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Registrant

Information concerning our directors and nominees for directors is set forth in our 2026 definitive Proxy Statement under the heading “Proposal 1 – Election of Directors – Director Nominees” and is incorporated herein by this reference.

Executive Officers of the Registrant

Information concerning our executive officers is included in Part I, Item 1, Business, of this Annual Report.

Compliance with Section 16(a) of the Exchange Act

Information on compliance with Section 16(a) of the Exchange Act is set forth in our 2026 definitive Proxy Statement and is incorporated herein by this reference.

Code of Ethics

Information concerning the code of ethics, or code of business conduct, is set forth in our 2026 definitive Proxy Statement under the headings “Governance of the Company – Corporate Governance Guidelines” and “Governance of the Company – Code of Business Conduct and Ethics” and is incorporated herein by this reference

Nominating Procedures

Information concerning the nominating procedures is set forth in our 2026 definitive Proxy Statement under the heading “Governance of the Company – Director Nominations” and is incorporated herein by this reference.

The Audit Committee

Information concerning the Audit Committee is set forth in our 2026 definitive Proxy Statement under the heading “Governance of the Company – Board and Committee Membership” and is incorporated herein by this reference

The Audit Committee Financial Experts

Information concerning the Audit Committee Financial Experts is set forth in our 2026 definitive Proxy Statement under the heading “Governance of the Company – Board and Committee Membership” and is incorporated herein by this reference.

The Executive Compensation Committee

Information concerning the Executive Compensation Committee is set forth in our 2026 definitive Proxy Statement under the heading “Governance of the Company – Board and Committee Membership” and is incorporated herein by this reference.

The Corporate Governance Committee

Information concerning the Corporate Governance Committee is set forth in our 2026 definitive Proxy Statement under the heading “Governance of the Company – Board and Committee Membership” and is incorporated herein by this reference.

Committee Charters

The full text of our Audit Committee charter, Executive Compensation Committee charter, and Corporate Governance Committee charter are published on and may be printed from our website at www.onegas.com and are also available from our corporate secretary upon request.

Insider Trading Policies

Information concerning Insider Trading Policies is set forth in our 2026 definitive Proxy Statement under the heading “Governance of the Company - Insider Trading Policies” and is incorporated herein by this reference. A copy of the Company's Insider Trading Policy is filed as Exhibit 19.1 to this Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

Information on executive compensation is set forth in our 2026 definitive Proxy Statement under the headings “Compensation Discussion and Analysis” and “Named Executive Officer Compensation” (except for the subsection entitled “Pay Versus Performance”) and is incorporated herein by this reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

Information concerning the ownership of certain beneficial owners is set forth in our 2026 definitive Proxy Statement under the heading “Stock Ownership – Holdings of Major Shareholders” and is incorporated herein by this reference.

Security Ownership of Management

Information on security ownership of directors and officers is set forth in our 2026 definitive Proxy Statement under the heading “Stock Ownership – Holdings of Officers and Directors” and is incorporated herein by this reference.

Equity Compensation Plan Information

Information on equity compensation plans is set forth in our 2026 definitive Proxy Statement under the headings “Named Executive Officer Compensation – Grants of Plan-Based Awards for 2025,” “Named Executive Officer Compensation – Outstanding Equity Awards at Fiscal Year-End for 2025,” “Named Executive Officer Compensation—Option Exercises and Stock Vested for 2025,” and “Named Executive Officer Compensation – Equity Compensation Plan Information” and is incorporated herein by this reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information on certain relationships and related transactions and director independence is set forth in our 2026 definitive Proxy Statement under the heading “Related-Person Transactions” and is incorporated herein by this reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information on the principal accountant’s fees and services is set forth in our 2026 definitive Proxy Statement under the headings “Proposal 2 – Ratify the Selection of PricewaterhouseCoopers LLP as our Independent Registered Public Accounting Firm for the Year ending December 31, 2026 – Audit and Non-Audit Fees” and “Proposal 2 – Ratify the Selection of PricewaterhouseCoopers LLP as our Independent Registered Public Accounting Firm for the Year ending December 31, 2026 – Audit Committee Policy on Services Provided by the Independent Registered Public Accounting Firm” and is incorporated herein by this reference.

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(3) Exhibits

3.1
Amended and Restated Certificate of Incorporation of ONE Gas, Inc., dated May 24, 2018 (incorporated by reference to Exhibit 3.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on May 30, 2018 (File No. 1-36108)).

3.2
Amended and Restated By-Laws of ONE Gas, Inc. dated November 19, 2025 (incorporated by reference to Exhibit 3.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on November 20, 2025 (File No. 1-36108)).

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

4.13
Supplemental Indenture No. 8, dated as of August 12, 2024, between ONE Gas, Inc. and U.S. Bank Trust Company, National Association, as trustee, with respect to the 5.10% Senior Notes due 2029 (incorporated by reference to Exhibit 4.2 to ONE Gas, Inc’s Current Report on Form 8-K filed on August 12, 2024 (File No. 1-36108)).

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

10.8*	Form of 2024 Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.8 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 22, 2024 (File No. 1-36108)).

10.9*	Form of 2024 Performance Unit Award Agreement (incorporated by reference to Exhibit 10.9 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 22, 2024 (File No. 1-36108)).

10.10*	Form of 2023 Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.10 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 23, 2023 (File No. 1-36108)).

10.11*	Form of 2023 Performance Unit Award Agreement (incorporated by reference to Exhibit 10.11 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 23, 2023 (File No. 1-36108)).

10.12*	Form of Commercial Paper Dealer Agreement (incorporated by reference to Exhibit 10.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on September 10, 2014 (File No. 1-36108)).

10.13	Form of 2025 Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.14 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 20, 2025 (File No. 1-36108)).

10.14*	Form of 2025 Performance Unit Award Agreement (incorporated by reference to Exhibit 10.15 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 20, 2025 (File No. 1-36108)).

10.15*
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

10.16
Forward Sale Agreement, dated May 8, 2025, between ONE Gas, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on May 12, 2025 (File No. 1-36108)).

10.17	Form of 2026 Restricted Unit Award Agreement.

10.18*	Form of 2026 Performance Unit Award Agreement.

10.19*
ONE Gas, Inc. Nonqualified Deferred Compensation Plan, as amended and restated effective January 1, 2018 (incorporated by reference to Exhibit 10.28 to ONE Gas, Inc.’s Annual Report on Form 10-K filed February 22, 2018 (File No. 1-36108)).

10.20*
Forward Sale Agreement, dated September 11, 2023, between ONE Gas, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on September 14, 2023 (File No. 1-36108)).

10.21
ONE Gas, Inc. Amended and Restated Equity Compensation Plan (2018) (incorporated by reference to Appendix A to ONE Gas, Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 4, 2018 (File No. 1-36108)).

10.22*
ONE Gas, Inc. Amended and Restated Annual Officer Incentive Plan, effective January 1, 2020 (incorporated by reference to Exhibit 10.31 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 20, 2020 (File No. 1-36108)).

10.23*	2024 ONE Gas, Inc. Amended and Restated Annual Officer Incentive Plan.

10.24*	Form of 2022 Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.28 to ONE Gas, Inc’s Annual Report on Form 10-K filed on February 24, 2022 (File No. 1-36108)).

10.25*	Form of 2022 Performance Unit Award Agreement (incorporated by reference to Exhibit 10.29 to ONE Gas, Inc’s Annual Report on Form 10-K filed on February 24, 2022 (File No. 1-36108)).

10.26*
ONE Gas Inc. Annual Officer Incentive Plan, effective January 1, 2019 (incorporated by reference to Exhibit 10.30 to ONE Gas, Inc.’s Annual Report on Form 10-K filed February 20, 2019 (File No. 1-36108)).

10.27
Additional Forward Sale Agreement, dated September 15, 2023, between ONE Gas, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on September 19, 2023 (File No. 1-36108)).

10.28*
ONE Gas, Inc. Nonqualified Deferred Compensation Plan, as amended and restated effective January 1, 2022 (incorporated by reference to Exhibit 10.1 to ONE Gas, Inc.’s Quarterly Report on Form 10-Q filed on November 2, 2021 (File No. 1-36108)).

10.29*	2023 ONE Gas, Inc. Amended and Restated Employee Stock Purchase Plan.

10.30
Securitization Property Purchase and Sale Agreement dated as of August 25, 2022 by and between the Oklahoma Development Finance Authority, as Issuer, and Oklahoma Natural Gas Company, a division of ONE Gas, Inc., as Seller (incorporated by reference to Exhibit 10.1 of ONE Gas, Inc.’s Current Report on Form 8-K filed on August 26, 2022 (File No. 1-36108)).

10.31
ONE Gas, Inc. Deferred Compensation Plan for Non-Employee Directors, amended and restated effective July 18, 2022 (incorporated by reference to Exhibit 10.3 of ONE Gas, Inc.’s Quarterly Report on Form 10-Q filed on November 1, 2022 (File No. 1-36108)).

10.32
Securitized Utility Tariff Property Servicing Agreement between Kansas Gas Service Securitization I, L.L.C. and Kansas Gas Service, a Division of ONE Gas, Inc., as Servicer, dated as of November 18, 2022 (incorporated by reference to Exhibit 10.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on November 18, 2022 (File No. 1-36108)).

10.33
Securitized Utility Tariff Property Purchase and Sale Agreement between Kansas Gas Service Securitization I, L.L.C. and Kansas Gas Service, a Division of ONE Gas, Inc., as Seller, dated as of November 18, 2022 (incorporated by reference to Exhibit 10.2 to ONE Gas, Inc.’s Current Report on Form 8-K filed on November 18, 2022 (File No. 1-36108)).

10.34
Administration Agreement between Kansas Gas Service Securitization I, L.L.C. and Kansas Gas Service, a Division of ONE Gas, Inc., as Administrator, dated as of November 18, 2022 (incorporated by reference to Exhibit 10.3 to ONE Gas, Inc.’s Current Report on Form 8-K filed on November 18, 2022 (File No. 1-36108)).

10.35
Amendment dated as of December 27, 2024, to Confirmation of Forward Sale Transaction, dated as of September 11, 2023, between ONE Gas, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on December 27, 2024 (File No. 1-36108)).

10.36
Amendment dated as of December 27, 2024, to Confirmation of Forward Sale Transaction, dated as of September 15, 2023, between ONE Gas, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to ONE Gas, Inc.’s Current Report on Form 8-K filed on December 27, 2024 (File No. 1-36108)).

10.37
Credit Agreement, dated as of August 11, 2025, among ONE Gas, Inc., the lenders party thereto from time to time and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on August 11, 2025 (File No. 1-36108)).

10.38
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
* Management contract or compensatory plan or arrangement

Attached as Exhibit 101 to this Annual Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the years ended December 31, 2025, 2024, and 2023; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024, and 2023; (iv) Consolidated Balance Sheets as of December 31, 2025 and 2024; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023; (vi) Consolidated Statements of Equity for the years ended December 31, 2025, 2024, and 2023; and (vii) Notes to Consolidated Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Annual Report.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 19, 2026		ONE Gas, Inc.
Registrant

	By:	/s/ Christopher P. Sighinolfi
Christopher P. Sighinolfi
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 19th day of February 2026.

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