Form 10-Q
period 2026-03-31
ONE Gas, Inc.
filed 2026-05-05
CIK 1587732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026.
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

On April 24, 2026, the Company had 62,762,533 shares of common stock outstanding.

This page intentionally left blank.

ONE Gas, Inc.

As used in this Quarterly Report, references to “we,” “our,” “us,” or the “Company” refer to ONE Gas, Inc., an Oklahoma corporation, and its predecessors and subsidiaries, unless the context indicates otherwise.

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

GLOSSARY - The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

AAO	Accounting Authority Order
ADIT	Accumulated deferred income taxes
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2025
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
At-the-market equity program	ONE Gas’ equity distribution agreement, under which we may issue and sell shares of our common stock, having an aggregate offering price up to $225 million
Bcf	Billion cubic feet
bps	Basis points
CAA	Federal Clean Air Act, as amended
CODM	Chief operating decision maker
EDIT	Excess deferred income taxes resulting from a change in enacted tax rates
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States of America
GRIP	Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
HDD	Heating degree day is a measure designed to reflect the demand for energy needed for heating based on the extent to which the daily average temperature falls below a reference temperature for which no heating is required, usually 65 degrees Fahrenheit
IRS	United States Internal Revenue Service
IT	Information Technology
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
KGSS-I	Kansas Gas Service Securitization I, L.L.C.
MGP	Manufactured gas plant
MMcf	Million cubic feet
Moody’s	Moody’s Investors Service, Inc.
NYSE	New York Stock Exchange
NYSE Texas	NYSE Texas, Inc.
OCC	Oklahoma Corporation Commission
ONE Gas	ONE Gas, Inc.
ONE Gas Credit Agreement	ONE Gas’ $1.5 billion revolving credit agreement, amended and restated on October 30, 2025
PBRC	Performance-Based Rate Change
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
PIPES Act	Protecting Our Infrastructure of Pipelines and Enhancing Safety (PIPES) Act of 2020
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
RRC	Railroad Commission of Texas
S&P	Standard & Poor’s Ratings Services
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Securities Act	Securities Act of 1933, as amended
Securitized Utility Tariff Bonds	Series 2022-A Senior Secured Securitized Utility Tariff Bonds, Tranche A
Senior Notes	ONE Gas’ registered unsecured notes consisting of $550 million of 5.10 percent senior notes due April 2029, $300 million of 2.00 percent senior notes due May 2030, $300 million of 4.25 percent senior notes due September 2032, $600 million of 4.658 percent senior notes due February 2044, and $400 million of 4.50 percent senior notes due November 2048
TCEQ	Texas Commission on Environmental Quality
Term SOFR	The SOFR for a specific loan term
WNA	Weather normalization adjustment(s)
XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended
	March 31,
(Unaudited)	2026	2025
	(Thousands of dollars, except per share amounts)
Total revenues	$831,711	$935,190

Cost of natural gas	393,576	512,462

Operating expenses
Operations and maintenance	146,947	135,295
Depreciation and amortization	76,785	81,704
General taxes	24,811	25,230
Total operating expenses	248,543	242,229
Operating income	189,592	180,499
Other income (expense), net	(2,097)	518
Interest expense, net	(32,358)	(35,697)
Income before income taxes	155,137	145,320
Income taxes	(26,464)	(25,901)
Net income	$128,673	$119,419

Earnings per share
Basic	$2.05	$1.99
Diluted	$2.04	$1.98

Average shares (thousands)
Basic	62,913	60,077
Diluted	63,204	60,266

Dividends declared per share of stock	$0.68	$0.67
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended
	March 31,
(Unaudited)	2026	2025
	(Thousands of dollars)
Net income	$128,673	$119,419
Other comprehensive income, net of tax
Net unrealized holding gain (loss) on available-for-sale securities, net of tax of $49 and $(33), respectively	(183)	124
Total other comprehensive income (loss), net of tax	(183)	124
Comprehensive income	$128,490	$119,543
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Unaudited)	2026	2025
Assets	(Thousands of dollars)
Property, plant and equipment
Property, plant and equipment	$9,852,116	$9,734,150
Accumulated depreciation and amortization	2,640,623	2,611,952
Net property, plant and equipment	7,211,493	7,122,198
Current assets
Cash and cash equivalents	11,354	10,620
Restricted cash and cash equivalents	11,639	23,107
Total cash, cash equivalents and restricted cash and cash equivalents	22,993	33,727
Accounts receivable, net	405,157	461,631
Materials and supplies	92,987	97,595
Income tax receivable	55,552	55,552
Natural gas in storage	123,920	176,451
Regulatory assets	61,487	49,504
Other current assets	34,544	41,424
Total current assets	796,640	915,884
Goodwill and other assets
Regulatory assets	252,048	256,225
Securitized intangible asset, net	226,359	233,786
Goodwill	157,953	157,953
Pension and other postemployment benefits	47,175	47,012
Other assets	133,933	120,026
Total goodwill and other assets	817,468	815,002
Total assets	$8,825,601	$8,853,084
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS
(Continued)
	March 31,	December 31,
(Unaudited)	2026	2025
Equity and Liabilities	(Thousands of dollars)
Equity and long-term debt
Common stock, $0.01 par value: authorized 250,000,000 shares; issued and outstanding 62,761,990 shares at March 31, 2026; issued and outstanding 62,692,392 shares at December 31, 2025	$628	$627
Paid-in capital	2,530,435	2,530,137
Retained earnings	994,838	909,355
Accumulated other comprehensive income (loss)	(179)	4
Total equity	3,525,722	3,440,123
Other long-term debt, excluding current maturities, net of issuance costs	2,133,350	2,133,018
Securitized utility tariff bonds, excluding current maturities, net of issuance costs	206,970	223,020
Total long-term debt, excluding current maturities, net of issuance costs	2,340,320	2,356,038
Total equity and long-term debt	5,866,042	5,796,161
Current liabilities
Current maturities of other long-term debt, net of issuance costs	249,798	249,674
Current maturities of securitized utility tariff bonds, net of issuance costs	31,404	30,566
Notes payable	759,700	737,400
Accounts payable	137,587	222,102
Accrued taxes other than income	71,272	75,568
Regulatory liabilities	21,638	57,277
Customer deposits	54,901	52,871
Other current liabilities	75,980	106,400
Total current liabilities	1,402,280	1,531,858
Deferred credits and other liabilities
Deferred income taxes	999,420	963,874
Regulatory liabilities	441,041	451,620
Other deferred credits	116,818	109,571
Total deferred credits and other liabilities	1,557,279	1,525,065
Commitments and contingencies
Total liabilities and equity	$8,825,601	$8,853,084
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS	Three Months Ended
	March 31,
(Unaudited)	2026	2025
	(Thousands of dollars)
Operating activities
Net income	$128,673	$119,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,785	81,704
Deferred income taxes	23,293	19,146
Share-based compensation expense	3,837	3,656
Provision for doubtful accounts	2,896	2,331
Changes in assets and liabilities:
Accounts receivable	53,578	(40,690)
Materials and supplies	4,608	3,681
Natural gas in storage	52,531	92,498
Asset removal costs	(13,081)	(11,089)
Accounts payable	(78,600)	(72,871)
Accrued taxes other than income	(4,296)	2,245
Customer deposits	2,030	(1,320)
Regulatory assets and liabilities - current	(51,927)	73,872
Regulatory assets and liabilities - noncurrent	5,894	9,425
Other assets and liabilities - current	(26,105)	(11,650)
Other assets and liabilities - noncurrent	(3,803)	7,102
Cash provided by operating activities	176,313	277,459
Investing activities
Capital expenditures	(156,533)	(166,597)
Other investing expenditures	(2,697)	(2,427)
Other investing receipts	5,130	1,179
Cash used in investing activities	(154,100)	(167,845)
Financing activities
Borrowings (repayments) of notes payable, net	22,300	(102,700)
Repayment of other long-term debt	(4)	(4)
Repayment of securitized utility tariff bonds	(15,356)	(14,547)
Dividends paid	(42,678)	(40,153)
Tax withholdings related to net share settlements of stock compensation	(4,050)	(2,559)
Construction advances	6,841	—
Cash used in financing activities	(32,947)	(159,963)
Change in cash, cash equivalents, restricted cash and restricted cash equivalents	(10,734)	(50,349)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	33,727	78,537
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$22,993	$28,188
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$32,628	$36,268
Cash paid (received) for state income taxes	$—	$—
Cash paid (received) for federal income taxes	$—	$—
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)	Common Stock Issued	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity
	(Shares)	(Thousands of dollars)
January 1, 2026	62,692,392	$627	$2,530,137	$909,355	$4	$3,440,123
Net income	—	—	—	128,673	—	128,673
Other comprehensive income	—	—	—	—	(183)	(183)
Common stock issued and other	69,598	1	(214)	—	—	(213)
Common stock dividends - $0.68 per share	—	—	512	(43,190)	—	(42,678)
March 31, 2026	62,761,990	$628	$2,530,435	$994,838	$(179)	$3,525,722

January 1, 2025	59,876,861	$599	$2,294,469	$809,606	$(126)	$3,104,548
Net income	—	—	—	119,419	—	119,419
Other comprehensive income	—	—	—	—	124	124
Common stock issued and other	52,229	—	1,097	—	—	1,097
Common stock dividends - $0.67 per share	—	—	423	(40,576)	—	(40,153)
March 31, 2025	59,929,090	$599	$2,295,989	$888,449	$(2)	$3,185,035
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Our accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. These statements also have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The 2025 year-end consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes in our Annual Report. Our significant accounting policies are described in Note 1 of our Notes to Consolidated Financial Statements in our Annual Report. The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Although management believes these estimates are reasonable, actual results could differ materially from these estimates. Due to the seasonal nature of our business, the results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for a 12-month period.

Organization and Nature of Operations - We provide natural gas distribution services to approximately 2.3 million customers in Oklahoma, Kansas, and Texas through our three divisions, Oklahoma Natural Gas, Kansas Gas Service, and Texas Gas Service, respectively. We primarily serve residential, commercial, and transportation customers in all three states.

Segments - We operate in one reportable business segment: regulated public utilities that deliver natural gas primarily to residential, commercial, and transportation customers. Our CODM assesses our reportable segment’s financial performance by net income and other measures. We define reportable business segments as components of an organization for which discrete financial information is available and operating results are evaluated on a regular basis by the CODM in order to assess performance and allocate resources. Our CODM is our Chief Executive Officer. Characteristics relied upon in making the determination of one reportable segment for our organization include the similar nature of services we provide, the functional alignment of our organizational structure, and the reports that are regularly reviewed by the CODM for the purpose of assessing performance and allocating resources. Our management is functionally aligned and centralized, with performance evaluated based upon results of the entire distribution business. Capital allocation decisions are driven by asset integrity management, operating efficiency, growth opportunities, and government-requested pipeline relocations, not geographic location or regulatory jurisdiction.

Our accounting policies are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report. For the three months ended March 31, 2026 and 2025, we had no single external customer from which we received 10 percent or more of our gross revenues.

Property, Plant and Equipment and Asset Removal Costs - Accounts payable for construction work in progress and asset removal costs decreased by approximately $6.2 million and $12.6 million for the three months ended March 31, 2026 and 2025, respectively. Invoices for capital expenditures or asset removal costs are included in our consolidated statements of cash flows when paid.

Accounts Receivable, Net - Accounts receivable represent valid claims against nonaffiliated customers for natural gas sold or services rendered. We assess the creditworthiness of our customers. Those customers who do not meet minimum standards may be required to provide security, including deposits and other forms of collateral, when appropriate and allowed by our tariffs. With approximately 2.3 million customers across three states, we are not exposed materially to a concentration of credit risk. We maintain an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, consideration of the current environment, and other information. We recover natural gas costs related to accounts written off when they are deemed uncollectible through the purchased-gas cost adjustment mechanisms in each of our jurisdictions. At March 31, 2026 and December 31, 2025, our allowance for doubtful accounts was $14.6 million and $12.7 million, respectively.

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

2.    REVENUE

The following table sets forth our revenues disaggregated by source for the periods indicated:

	Three Months Ended
	March 31,
	2026	2025
	(Thousands of dollars)
Natural gas sales to customers	$758,368	$875,248
Transportation revenues	39,803	43,748
Securitization customer charges (Note 14)	10,977	11,637
Miscellaneous revenues	6,575	6,624
Total revenues from contracts with customers	815,723	937,257
Other revenues - natural gas sales related	11,802	(4,824)
Other revenues	4,186	2,757
Total other revenues	15,988	(2,067)
Total revenues	$831,711	$935,190

Accrued unbilled natural gas sales revenues at March 31, 2026 and December 31, 2025, were $121.0 million and $216.4 million, respectively, and are included in accounts receivable on our consolidated balance sheets.

3.    REGULATORY ASSETS AND LIABILITIES

The tables below present a summary of regulatory assets and liabilities, net of amortization, for the periods indicated:

	March 31, 2026
	Current	Noncurrent	Total
	(Thousands of dollars)
Under-recovered purchased-gas costs	$2,261	$—	$2,261
Pension and postemployment benefit costs, net	10,187	217,257	227,444
Reacquired debt costs	723	1,085	1,808
MGP remediation costs	1,000	29,592	30,592
WNA	25,165	—	25,165
Customer credit deferrals	14,779	1,081	15,860
Other, net	7,372	3,033	10,405
Total regulatory assets	61,487	252,048	313,535
Income tax rate changes	—	(432,690)	(432,690)
Over-recovered purchased-gas costs	(18,378)	—	(18,378)
Ad-valorem tax	(1,553)	—	(1,553)
Other	(1,707)	(8,351)	(10,058)
Total regulatory liabilities	(21,638)	(441,041)	(462,679)
Net regulatory assets and liabilities	$39,849	$(188,993)	$(149,144)

	December 31, 2025
	Current	Noncurrent	Total
	(Thousands of dollars)
Under-recovered purchased-gas costs	$10,692	$—	$10,692
Pension and postemployment benefit costs, net	10,929	221,809	232,738
Reacquired debt costs	723	1,266	1,989
MGP remediation costs	1,000	29,105	30,105
WNA	19,175	—	19,175
Customer credit deferrals	2,953	1,091	4,044
Other, net	4,032	2,954	6,986
Total regulatory assets	49,504	256,225	305,729
Income tax rate changes	—	(444,986)	(444,986)
Over-recovered purchased-gas costs	(56,876)	—	(56,876)
Ad-valorem tax	(165)	—	(165)
Other	(236)	(6,634)	(6,870)
Total regulatory liabilities	(57,277)	(451,620)	(508,897)
Net regulatory assets and liabilities	$(7,773)	$(195,395)	$(203,168)

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

Recovery through rates resulted in amortization of regulatory assets that was immaterial for the three months ended March 31, 2026, and approximately $6.0 million for the three months ended March 31, 2025.

4.    CREDIT FACILITY AND SHORT-TERM DEBT

The ONE Gas Credit Agreement provides for a $1.5 billion revolving unsecured credit facility, which includes a $20 million letter of credit subfacility and a $60 million swingline subfacility. Under the terms of the agreement, the Company may, subject to satisfaction of customary conditions and receipt of commitments from new or existing lenders, request an increase in total commitments of up to an additional $750 million. Proceeds from the agreement may be used for working capital, capital expenditures, acquisitions and mergers, the issuance of letters of credit, and other general corporate purposes.

The ONE Gas Credit Agreement contains certain financial, operational, and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio, excluding the debt of KGSS-I, of no more than 70 percent at the end of any calendar quarter. At March 31, 2026, our total debt-to-capital ratio, excluding KGSS-I, was 47.1 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement. We may reduce the unutilized portion of the ONE Gas Credit Agreement in whole or in part without premium or penalty. The ONE Gas Credit Agreement contains customary events of default. Upon the occurrence of certain events of default, our obligations under the ONE Gas Credit Agreement may be accelerated and the commitments may be terminated.

At March 31, 2026, we had approximately $2.4 million in letters of credit issued and no borrowings under the ONE Gas Credit Agreement, with approximately $1.5 billion of remaining credit, which is available to repay our commercial paper borrowings and for other permitted purposes.

Under our commercial paper program, we may issue unsecured commercial paper up to the maximum amount of $1.5 billion to fund short-term borrowing needs. The maturities of the commercial paper vary but may not exceed 270 days from the date of issue. Commercial paper is generally sold at par less a discount representing an interest factor. At March 31, 2026 and December 31, 2025, we had $759.7 million and $737.4 million of commercial paper outstanding with a weighted-average interest rate of 4.14 percent and 3.94 percent, respectively.

5.    LONG-TERM DEBT

The table below presents a summary of our long-term debt outstanding for the periods indicated:

		March 31,	December 31,
	Interest Rate	2026	2025
		(Thousands of dollars)
Senior Notes due:
April 2029	5.100%	$550,000	$550,000
May 2030	2.000%	300,000	300,000
September 2032	4.250%	300,000	300,000
February 2044	4.658%	600,000	600,000
November 2048	4.500%	400,000	400,000
Total Senior Notes		2,150,000	2,150,000
Unsecured Term Loan (a)	4.480%	250,000	250,000
KGSS-I Securitized Utility Tariff Bonds	5.486%	242,496	257,852
Unamortized discounts, net of premiums, on long-term debt (b)		(3,883)	(3,830)
Debt issuance costs (b)		(18,298)	(18,955)
Other	8.000%	1,207	1,211
Total long-term debt, net		2,621,522	2,636,278
Less: current maturities of KGSS-I securitized utility tariff bonds, net		31,404	30,566
Less: current maturities of other long-term debt, net		249,798	249,674
Noncurrent portion of long-term debt, net		$2,340,320	$2,356,038
(a) Bears interest at a variable rate based on Term SOFR, initially set using the 6-month Term SOFR at closing. The interest rate resets at months six and twelve, each based on the prevailing 6-month Term SOFR and the 1-month Term SOFR, respectively.
(b) Includes issuance costs and discounts for the KGSS-I Securitized Utility Tariff Bonds of $4.1 million and $4.3 million, at March 31, 2026 and December 31, 2025, respectively.

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

On February 11, 2026, the variable interest rate on our unsecured term loan reset for the new six‑month interest period to 6‑month Term SOFR of 3.58 percent plus a 90 bps spread, resulting in a 4.48 percent all‑in interest rate, a decrease from the prior rate of 4.96 percent.

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

6.    EQUITY

At-the-Market Equity Program - In February 2026, we entered into an at-the-market equity distribution agreement under which we may issue and sell shares of our common stock with an aggregate offering price up to $225 million. Sales of common stock are made by means of ordinary brokers’ transactions on the NYSE and the NYSE Texas, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. At March 31, 2026, we had $204.4 million of equity available for issuance under the program.

For the three months ended March 31, 2026, we executed forward sale agreements under our current at-the-market equity program for 237,307 shares of our common stock. Had we fully settled all 506,607 shares sold under our forward sale agreements, as of March 31, 2026, we would have generated net proceeds of approximately $41.5 million.

The following table summarizes our outstanding forward sale agreements at March 31, 2026:

Maturity	Original Shares	Remaining Shares	Forward Price	Net Proceeds Available
	(Shares)	(Shares)	(Per share)	(Thousands of dollars)
At-the-market equity program
December 31, 2026	237,307	237,307	$86.16	$20,447
Equity forward agreements
December 31, 2026	2,500,000	269,300	78.33	21,094
Total forward sale agreements	2,737,307	506,607	$82.00	$41,541

Dividends Declared - In May 2026, we declared a dividend of $0.68 per share ($2.72 per share on an annualized basis) for shareholders of record as of May 18, 2026, payable on June 2, 2026.

7.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the effect of reclassifications from accumulated other comprehensive income (loss) in our consolidated statements of income for the periods indicated:

	Three Months Ended		Affected Line Item in the
Details About Accumulated Other	March 31,		Consolidated Statements
Comprehensive Income (Loss) Components	2026	2025	of Income
	(Thousands of dollars)
Pension and other postemployment benefit plan obligations (a)
Amortization of net gain (loss)	$(4,212)	$(1,834)
Amortization of unrecognized prior service credit (cost)	(93)	(93)
	(4,305)	(1,927)
Regulatory adjustments (b)	4,305	1,927
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	Other income (expense), net
Available-for-sale securities
Amounts reclassified from accumulated other comprehensive income (loss)	32	3	Other income (expense), net
Total reclassifications before tax	32	3	Income before income taxes
Tax effect of reclassifications	(7)	(1)	Income tax expense
Net reclassifications for the period	$25	$2	Net income
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

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Three Months Ended March 31, 2026
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$128,673	62,913	$2.05
Diluted EPS Calculation
Effect of dilutive securities	—	291
Net income available for common stock and common stock equivalents	$128,673	63,204	$2.04

	Three Months Ended March 31, 2025
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$119,419	60,077	$1.99
Diluted EPS Calculation
Effect of dilutive securities	—	189
Net income available for common stock and common stock equivalents	$119,419	60,266	$1.98

9.    EMPLOYEE BENEFIT PLANS

The following tables set forth the components of net periodic benefit cost (credit) for our pension, inclusive of our defined benefit pension plan, supplemental executive retirement plan, and other postemployment benefit plans for the periods indicated:

	Pension Benefits
	Three Months Ended
	March 31,
	2026	2025
	(Thousands of dollars)
Components of net periodic benefit cost (credit)
Service cost	$1,291	$1,337
Interest cost (a)	9,525	10,042
Expected return on assets (a)	(10,490)	(11,910)
Amortization of unrecognized prior service cost (credit) (a)	93	93
Amortization of net loss (gain) (a)	4,220	1,865
Net periodic benefit cost (credit)	$4,639	$1,427
(a) These amounts, net of any amounts capitalized as a regulatory asset, have been recognized as other (income) expense, net in the consolidated statement of income. See Note 11 for additional detail.

	Other Postemployment Benefits
	Three Months Ended
	March 31,
	2026	2025
	(Thousands of dollars)
Components of net periodic benefit cost (credit)
Service cost	$110	$123
Interest cost (a)	2,020	2,069
Expected return on assets (a)	(2,194)	(2,212)
Amortization of unrecognized prior service cost (credit) (a)	—	—
Amortization of net loss (gain) (a)	(8)	(31)
Net periodic benefit cost (credit)	$(72)	$(51)
(a) These amounts, net of any amounts capitalized as a regulatory asset, have been recognized as other (income) expense, net in the consolidated statement of income. See Note 11 for additional detail.

We recover qualified pension benefit plan and other postemployment benefit plan costs through rates charged to our customers. Certain regulatory authorities require that the recovery of these costs be based on specific guidelines. The difference between these regulatory-based amounts and the periodic benefit cost calculated pursuant to GAAP is deferred as a regulatory asset or liability and amortized to expense over periods in which this difference will be recovered in rates, as authorized by the applicable regulatory authorities. For the three months ended March 31, 2026 and 2025, regulatory deferrals related to net periodic benefit cost (credit) were $(1.1) million and $(0.3) million, respectively.

We capitalize all eligible service cost and non-service (credit) components under the accounting requirements of ASC Topic 980 (Regulated Operations) for rate-regulated entities. Capitalized non-service (credits) reflected in pension and other postemployment benefit costs, net within regulatory assets in our consolidated balance sheets were $(6.0) million and $(6.8) million at March 31, 2026 and December 31, 2025, respectively. See Note 3 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information.

Nonqualified Deferred Compensation Plan - We have a nonqualified deferred compensation plan with obligations of $21.9 million both at March 31, 2026 and December 31, 2025, which are reported within other deferred credits in our consolidated balance sheets. These obligations represent the amount owed to plan participants and are treated as if invested in specified deemed investment options. A significant portion of the obligation is indirectly funded with key-person corporate-owned life insurance policies to offset costs associated with our nonqualified deferred compensation plan and the supplemental executive retirement plan. These corporate-owned life insurance policies are measured at cash surrender value of $45.4 million and $46.2 million at March 31, 2026, and December 31, 2025, respectively, and are reported within other assets in our consolidated balance sheets.

Gains (losses) on the corporate-owned life insurance policies are recognized in other income (expense), net within our consolidated statements of income; see Note 11 for additional detail of our other income (expense), net. Deferred compensation expense (income) associated with the nonqualified deferred compensation plan is recognized in operations and maintenance expense within our consolidated statements of income were $(0.5) million and $(0.3) million for the three months ended March 31, 2026 and 2025, respectively.

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

At March 31, 2026, we had no uncertain tax positions. We are no longer subject to income tax examination for years prior to 2022. Changes in tax laws or tax rates are recognized in the financial reporting period that includes the enactment date.

Income tax expense reflects credits for the amortization of the regulatory liability associated with EDIT that were returned to customers of $9.5 million and $8.1 million for the three months ended March 31, 2026 and 2025, respectively.

In April 2026, we received $64.3 million from the IRS, consisting of a $55.6 million federal income tax refund and $8.7 million of interest. The refund relates to the amendment of our 2022 federal income tax return following the issuance of Revenue Procedure 2024‑15 in 2024, which allows for the deferral of income taxes on securitization bond proceeds received from a qualifying state financing entity.

11.    OTHER INCOME AND OTHER EXPENSE

The following table sets forth the components of other income and other expense for the periods indicated:

	Three Months Ended
	March 31,
	2026	2025
	(Thousands of dollars)
Net periodic benefit (cost) credit other than service cost	$(1,153)	$332
Gain (loss) on investments associated with nonqualified deferred compensation plans	(738)	147
Unrealized gain (loss) on marketable equity securities	(122)	—
Other income (expense), net	(84)	39
Total other income (expense), net	$(2,097)	$518

12.    COMMITMENTS AND CONTINGENCIES

Environmental Matters - We are subject to multiple laws and regulations regarding protection of the environment and natural and cultural resources, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, plant and wildlife protection, hazardous materials use, storage and transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits, and other approvals. Failure to comply with these laws, regulations, licenses, and permits or the discovery of presently unknown environmental conditions may expose us to fines, penalties, and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the CAA and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition, and results of operations. Our expenditures for environmental investigation and remediation compliance to date have not been significant in relation to our financial position, results of operations, or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three months ended March 31, 2026 and 2025.

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

Pursuant to the AAO, costs approved for recovery in a future rate proceeding are to be amortized over a 15-year period. The unamortized amounts are not included in rate base or accumulate carrying charges. Following a determination that future investigation and remediation work approved by the KDHE exceeds $32.0 million, net of any related insurance recoveries, Kansas Gas Service is required to file an application with the KCC for approval to increase the $32.0 million cap. At March 31, 2026 and December 31, 2025, we have deferred $30.6 million and $30.1 million, respectively, for accrued investigation and remediation costs, net of insurance proceeds, pursuant to our AAO.

We also own or retain legal responsibility for certain environmental conditions at a former MGP site in Texas. At the request of the TCEQ, we began investigating the level and extent of contamination associated with the site under their Texas Risk Reduction Program. A preliminary site investigation revealed that this site contains contaminants generally associated with MGP sites and is subject to control or remediation under various environmental laws and regulations. At March 31, 2026, estimated costs associated with expected remediation activities for this site are not material.

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations, or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three months ended March 31, 2026 and 2025. The reserve for remediation of our MGP sites was $13.2 million and $13.7 million at March 31, 2026 and December 31, 2025, respectively.

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

Environmental Footprint - We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition, and results of operations. Our expenditures for environmental investigation and remediation compliance to-date have not been significant in relation to our financial position, results of operations, or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows for the three months ended March 31, 2026 and 2025.

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

PHMSA promulgates various regulations related to pipeline safety. As part of the Consolidated Appropriations Act, 2021, the PIPES Act reauthorized PHMSA through 2023 and directed the agency to move forward with several regulatory actions. Outstanding regulatory actions include the “Pipeline Safety: Safety of Gas Distribution Pipelines” and “Pipeline Safety: Gas Pipeline Leak Detection” proposed rulemakings. The “Pipeline Safety: Gas Pipeline Leak Detection” proposed rule would require operators of new and existing transmission and distribution pipeline facilities to conduct certain leak detection and repair programs and require facility inspection and maintenance plans to align with those regulations. On January 20, 2025, an executive order began a regulatory freeze on all rulemakings that were not yet effective pending further review. To the extent such rulemakings impose more stringent requirements on our facilities, we may be required to incur expenditures that may be material.

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

Swaps - At March 31, 2026, we did not hold any swaps. At December 31, 2025, we held over-the-counter natural gas fixed-price swaps for the heating season ending March 2026 with a total notional amount of 5.02 Bcf.

Options - At March 31, 2026, we did not hold any natural gas call options. At December 31, 2025, we held purchased natural gas call options for the heating season ending March 2026 with total notional amount of 0.50 Bcf, for which we paid premiums of $0.5 million.

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

The following tables summarize, by level within the fair value hierarchy, our derivative and other assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2026 and December 31, 2025:

	March 31, 2026
	Level 1	Level 2	Netting (c)	Total
	(Thousands of dollars)
Assets:
United States treasury notes (b)	$7,381	$—	$—	$7,381
Corporate bonds (b)	—	17,971	—	17,971
Marketable equity securities (d)	2,506	—	—	2,506
Total assets	$9,887	$17,971	$—	$27,858
Liabilities:
Derivative instruments - swaps (a)	$—	$—	$—	$—
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

The estimated fair value of our long-term debt, including current maturities, was $2.5 billion at both March 31, 2026 and December 31, 2025. The estimated fair value of our long-term debt was determined using quoted market prices and is classified as Level 2.

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

The following table summarizes the impact of KGSS-I on our consolidated balance sheets:

	March 31,	December 31,
	2026	2025
	(Thousands of dollars)
Restricted cash and cash equivalents	$11,639	$23,107
Accounts receivable	4,403	4,463
Securitized intangible asset, net	226,359	233,786
Total assets	$242,401	$261,356
Current maturities of securitized utility tariff bonds, net of issuance costs	31,404	30,566
Accounts payable	106	136
Accrued interest	2,217	5,894
Securitized utility tariff bonds, excluding current maturities, net of discounts and issuance costs $4.1 million and $4.3 million, as of March 31, 2026 and December 31, 2025, respectively	206,970	223,020
Paid-in capital	1,680	1,680
Retained earnings	24	60
Total liabilities and equity	$242,401	$261,356

The following table summarizes the impact of KGSS-I on our consolidated statements of income:

	Three Months Ended
	March 31,
	2026	2025
	(Thousands of dollars)
Operating revenues	$10,977	$11,637
Operating expense	(111)	(110)
Amortization expense	(7,427)	(7,694)
Interest income	137	148
Interest expense	(3,540)	(3,944)
Income before income taxes	36	37
Income taxes	—	6
Net income	$36	$43

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

RECENT DEVELOPMENTS

Dividend - In May 2026, we declared a dividend of $0.68 per share ($2.72 per share on an annualized basis) for shareholders of record as of May 18, 2026, payable on June 2, 2026.

Income Tax Refund - In April 2026, we received $64.3 million from the IRS, consisting of a $55.6 million federal income tax refund and $8.7 million of interest. The refund relates to the amendment of our 2022 federal income tax return following the issuance of Revenue Procedure 2024‑15 in 2024, which allows for the deferral of income taxes on securitization bond proceeds received from a qualifying state financing entity.

Kansas House Bill 2435 - In April 2026, Kansas House Bill 2435 was signed into law, amending the GSRS statute effective July 1, 2026. The amendment expands the qualifying infrastructure investments eligible for recovery using GSRS to include all utility plant investments, excluding allocated corporate costs other than cyber-security related investments, and increases the maximum monthly residential surcharge to $1.35 from $0.80.

At-the-Market Equity Program - In February 2026, we entered into an at-the-market equity distribution agreement under which we may issue and sell shares of our common stock with an aggregate offering price up to $225 million. Sales of common stock are made by means of ordinary brokers’ transactions on the NYSE and the NYSE Texas, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. At March 31, 2026, we had $204.4 million of equity available for issuance under the program.

Texas House Bill 4384 - In June 2025, Texas House Bill 4384 was signed into law, allowing gas utilities in Texas to defer, and later recover, specific costs related to property, plant and equipment placed in service, but not yet reflected in rates, including depreciation, ad valorem taxes, and a carrying cost. The RRC formally approved and adopted a rule implementing Texas House Bill 4384 into the Texas Administrative Code on February 24, 2026. Texas Gas Service began applying the new provisions to property, plant and equipment placed in service but not yet reflected in rates in the third quarter of 2025.

REGULATORY ACTIVITIES

Oklahoma - On February 26, 2026, Oklahoma Natural Gas filed its required PBRC application for the year ended December 31, 2025. The filed request included a $28.7 million base rate revenue increase, $2.6 million energy efficiency incentive, and $14.4 million of estimated EDIT to be credited to customers in 2027. A hearing before the administrative law judge is scheduled for June 11, 2026. Rates may be implemented subject to refund on June 26, 2026.

Texas - In March 2026, Texas Gas Service made a GRIP filing for all customers requesting a $36.9 million increase to be effective in July 2026.

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

Selected Financial Results - For the three months ended March 31, 2026, net income was $128.7 million, or $2.04 per diluted share, compared with $119.4 million, or $1.98 per diluted share in the same period last year. Adjusted net income was $133.4 million, or $2.11 adjusted net income per share, compared with adjusted net income of $120.1 million, or $1.99 adjusted net income per share, in the same period last year. See the “Non‑GAAP Financial Measures” section for a reconciliation of the Company’s GAAP net income and GAAP EPS to adjusted net income and adjusted net income per share.

The following table sets forth certain selected financial results for our operations for the periods indicated:

	Three Months Ended		Three Months Ended
	March 31,		2026 vs. 2025
Financial Results	2026	2025	Increase (Decrease)
	(Millions of dollars, except percentages)
Natural gas sales	$769.9	$870.4	$(100.5)	(12)%
Transportation revenues	40.1	43.8	(3.7)	(8)%
Securitization customer charges	11.0	11.6	(0.6)	(5)%
Other revenues	10.7	9.4	1.3	14%
Total revenues	$831.7	$935.2	$(103.5)	(11)%
Cost of natural gas	393.5	512.5	(119.0)	(23)%
Operating costs	171.8	160.5	11.3	7%
Depreciation and amortization	76.8	81.7	(4.9)	(6)%
Operating income	$189.6	$180.5	$9.1	5%
Capital expenditures and asset removal costs	$169.6	$177.7	$(8.1)	(5)%

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

Operating income increased $9.1 million for the three months ended March 31, 2026, compared with the same period last year, due primarily to an increase of $27.3 million in revenue from new rates.

This increase was offset partially by:

•an increase of $6.8 million in employee-related costs due, in part, to planned investments in the Company’s workforce;
•an increase of $1.3 million in outside services; and
•a decrease of $8.9 million in revenue due to lower sales and transport volumes, net of the impact of weather normalization mechanisms.

Weather across our service territories for the first quarter of 2026 was 24.6 percent warmer than the prior year. The impact on operating income was tempered by our weather normalization mechanisms.

Other Factors Affecting Net Income - Other factors that affected net income for the three months ended March 31, 2026, compared to the same period last year, include a decrease of $2.6 million in other income (expense), net due primarily to a $1.5 million decrease in net periodic benefit credit other than service costs and a $0.9 million decrease in the market value of investments associated with our nonqualified deferred compensation plans.

Additionally, net income for the three months ended March 31, 2026, compared with the same period last year, includes a decrease in interest expense, net of $3.3 million due primarily to a lower weighted average interest rate on commercial paper borrowings and the implementation of Texas Rule House Bill 4384.

EDIT - Income tax expense reflects credits for the amortization of the regulatory liability associated with EDIT that were returned to customers of $9.5 million and $8.1 million for the three months ended March 31, 2026 and 2025, respectively.

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

Capital expenditures and asset removal costs were $8.1 million lower for the three months ended March 31, 2026, compared with the same period last year. Our full-year capital expenditures and asset removal costs are expected to be approximately $800 million for 2026.

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

The following table contains a reconciliation of the Company’s GAAP net income and GAAP EPS to adjusted net income and adjusted net income per share:

	Three Months Ended March 31,
	2026	2025
	(Thousands, except per share amounts)
Net income - GAAP	$128,673	$119,419
Other income - deferred carrying cost (a)	4,725	648
Income taxes (a)	—	—
Adjusted net income - non-GAAP	$133,398	$120,067

Earnings per share - GAAP
Basic	$2.05	$1.99
Diluted	$2.04	$1.98

Adjusted net income per share - non-GAAP
Basic	$2.12	$2.00
Diluted	$2.11	$1.99

Average shares (thousands)
Basic	62,913	60,077
Diluted	63,204	60,266
(a) The allowance for earnings on shareholders’ investment capitalized for regulatory purposes but not for financial reporting purposes applied to property, plant and equipment placed in service, but not yet reflected in rates as authorized by our regulators or state law. This increases book income but is non-taxable, creating a permanent tax difference.

Selected Operating Information - The following tables set forth certain selected operating information for the periods indicated:

	Three Months Ended								Variances
	March 31,								2026 vs. 2025
(in thousands)	2026				2025				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	857	604	677	2,138	851	602	672	2,125	6	2	5	13
Commercial and industrial	77	51	35	163	78	51	36	165	(1)	—	(1)	(2)
Other	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	5	1	11	5	6	1	12	—	(1)	—	(1)
Total customers	939	660	716	2,315	934	659	712	2,305	5	1	4	10

The increase in the average number of customers for the periods presented is due primarily to the connection of new customers resulting from the extension and expansion of our system in our service areas. For the three months ended March 31, 2026, our average customer count includes approximately 4,800 new customer connections during the period. For the year ended December 31, 2025, our average customer count included approximately 23,000 new customer connections.

The following table reflects total volumes delivered, excluding the effects of WNA mechanisms on sales volumes:

	Three Months Ended
	March 31,
Volumes (MMcf)	2026	2025
Natural gas sales
Residential	43,994	58,921
Commercial and industrial	15,046	19,226
Other	873	1,137
Total sales volumes delivered	59,913	79,284
Transportation	59,105	65,342
Total volumes delivered	119,018	144,626

The impact of weather on residential and commercial natural gas sales is mitigated by WNA mechanisms in all jurisdictions.

The following table sets forth the HDDs by state for the periods indicated:

	Three Months Ended
	March 31,
	2026		2025		2026 vs. 2025	2026	2025
HDDs	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	1,411	1,798	1,916	1,797	(26)%	78%	107%
Kansas	2,070	2,486	2,610	2,486	(21)%	83%	105%
Texas	678	948	987	948	(31)%	72%	104%

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

Short-term Debt - The ONE Gas Credit Agreement provides for a $1.5 billion revolving unsecured credit facility, which includes a $20 million letter of credit subfacility and a $60 million swingline subfacility. Under the terms of the agreement, the Company may, subject to satisfaction of customary conditions and receipt of commitments from new or existing lenders, request an increase in total commitments of up to an additional $750 million. Proceeds from the agreement may be used for working capital, capital expenditures, acquisitions and mergers, the issuance of letters of credit, and other general corporate purposes.

The ONE Gas Credit Agreement contains certain financial, operational, and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio, excluding the debt of KGSS-I, of no more than 70 percent at the end of any calendar quarter. At March 31, 2026, our total debt-to-capital ratio, excluding KGSS-I, was 47.1 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement. We may reduce the unutilized portion of the ONE Gas Credit Agreement in whole or in part without premium or penalty. The ONE Gas Credit Agreement contains customary events of default. Upon the occurrence of certain events of default, the obligations under the ONE Gas Credit Agreement may be accelerated and the commitments may be terminated.

At March 31, 2026, we had approximately $2.4 million in letters of credit issued and no borrowings under the ONE Gas Credit Agreement, with approximately $1.5 billion of remaining credit, which is available to repay our commercial paper borrowings and for other permitted purposes.

Under our commercial paper program, we may issue unsecured commercial paper up to the maximum amount of $1.5 billion to fund short-term borrowing needs. The maturities of the commercial paper vary but may not exceed 270 days from the date of issue. Commercial paper is generally sold at par less a discount representing an interest factor. At March 31, 2026 and December 31, 2025, we had $759.7 million and $737.4 million of commercial paper outstanding with a weighted-average interest rate of 4.14 percent and 3.94 percent, respectively.

Senior Notes - At March 31, 2026, our long-term debt-to-capital ratio was 40.3 percent, exclusive of KGSS-I debt.

At March 31, 2026, we had outstanding $2.2 billion of Senior Notes with none due within the next year. The indenture governing our Senior Notes includes an event of default upon the acceleration of other indebtedness of $100 million or more. Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding Senior Notes to declare those Senior Notes immediately due and payable in full.

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

On February 11, 2026, the variable interest rate on our unsecured term loan reset for the new six‑month interest period to 6‑month Term SOFR of 3.58 percent plus a 90 bps spread, resulting in a 4.48 percent all‑in interest rate, a decrease from the prior rate of 4.96 percent.

Credit Ratings - Our credit ratings at March 31, 2026, were:

Rating Agency	Long-term Rating	Short-term Rating	Outlook
Moody’s	A3	Prime-2	Stable
S&P	A-	A-2	Stable

We intend to maintain credit metrics at a level that supports our balanced approach to capital investment and a return of capital to shareholders via a dividend that we believe will be competitive with our peer group.

Securitized Utility Tariff Bonds - At March 31, 2026, we had outstanding $242.5 million of 5.486 percent KGSS-I Securitized Utility Tariff Bonds with $31.4 million due within the next year. The bonds are governed by an indenture between KGSS-I and the indenture trustee. The indenture contains certain covenants that restrict KGSS-I’s ability to sell, transfer, convey, exchange, or otherwise dispose of its assets.
At-the-Market Equity Program - In February 2026, we entered into an at-the-market equity distribution agreement under which we may issue and sell shares of our common stock with an aggregate offering price up to $225 million. Sales of common stock are made by means of ordinary brokers’ transactions on the NYSE and the NYSE Texas, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. At March 31, 2026, we had $204.4 million of equity available for issuance under the program.

For the three months ended March 31, 2026, we executed forward sale agreements under our current at-the-market equity program for 237,307 shares of our common stock. Had we fully settled all 506,607 shares sold under our forward sale agreements, as of March 31, 2026, we would have generated net proceeds of approximately $41.5 million.

Pension and Other Postemployment Benefit Plans - In 2026, our contributions are expected to be approximately $12.7 million to our defined benefit pension plans, and no contributions are expected to be made to our other postemployment benefit plans. We use a December 31 measurement date for our plans.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Three Months Ended
	March 31,		Variance
	2026	2025	2026 vs. 2025
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$176.3	$277.5	$(101.2)
Investing activities	(154.1)	(167.8)	13.7
Financing activities	(32.9)	(160.0)	127.1
Change in cash, cash equivalents, restricted cash and restricted cash equivalents	(10.7)	(50.3)	39.6
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	33.7	78.5	(44.8)
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$23.0	$28.2	$(5.2)

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

Operating cash flows were lower for the three months ended March 31, 2026, compared with the prior period, due primarily to working capital changes related to an increase in regulatory assets.

Investing Cash Flows - Cash used in investing activities decreased for the three months ended March 31, 2026, compared with the prior period, due primarily to the timing of capital expenditures for system integrity and extension of service to new areas.

Financing Cash Flows - Cash used in financing activities decreased for the three months ended March 31, 2026, compared with the prior period, due primarily to higher net commercial paper repayments in 2025.

ENVIRONMENTAL, SAFETY, AND REGULATORY MATTERS

Environmental Matters - We are subject to multiple laws and regulations regarding protection of the environment and natural and cultural resources, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, plant and wildlife protection, hazardous materials use, storage, and transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits, and other approvals. Failure to comply with these laws, regulations, licenses, and permits or the discovery of presently unknown environmental conditions may expose us to fines, penalties, and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the CAA and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition, and results of operations. Our expenditures for environmental investigation and remediation compliance to date have not been significant in relation to our financial position, results of operations, or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three months ended March 31, 2026 and 2025.

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

Pursuant to the AAO, costs approved for recovery in a future rate proceeding are to be amortized over a 15-year period. The unamortized amounts are not included in rate base or accumulate carrying charges. Following a determination that future investigation and remediation work approved by the KDHE exceeds $32.0 million, net of any related insurance recoveries, Kansas Gas Service is required to file an application with the KCC for approval to increase the $32.0 million cap. At March 31, 2026 and December 31, 2025, we have deferred $30.6 million and $30.1 million, respectively, for accrued investigation and remediation costs, net of insurance proceeds, pursuant to our AAO.

We also own or retain legal responsibility for certain environmental conditions at a former MGP site in Texas. At the request of the TCEQ, we began investigating the level and extent of contamination associated with the site under their Texas Risk Reduction Program. A preliminary site investigation revealed that this site contains contaminants generally associated with MGP sites and is subject to control or remediation under various environmental laws and regulations. At March 31, 2026, estimated costs associated with expected remediation activities for this site are not material.

Our expenditures for environmental evaluation, mitigation, remediation, and compliance to date have not been significant in relation to our financial position, results of operations, or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three months ended March 31, 2026 and 2025. The reserve for remediation of our MGP sites was $13.2 million and $13.7 million at March 31, 2026 and December 31, 2025, respectively.

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

Environmental Footprint - We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition, and results of operations. Our expenditures for environmental investigation and remediation compliance to date have not been significant in relation to our financial position, results of operations, or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows for the three months ended March 31, 2026 and 2025.

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

PHMSA promulgates various regulations related to pipeline safety. As part of the Consolidated Appropriations Act, 2021, the PIPES Act reauthorized PHMSA through 2023 and directed the agency to move forward with several regulatory actions. Outstanding regulatory actions include the “Pipeline Safety: Safety of Gas Distribution Pipelines” and “Pipeline Safety: Gas Pipeline Leak Detection” proposed rulemakings. The “Pipeline Safety: Gas Pipeline Leak Detection” proposed rule would require operators of new and existing transmission and distribution pipeline facilities to conduct certain leak detection and repair programs and require facility inspection and maintenance plans to align with those regulations. On January 20, 2025, an executive order began a regulatory freeze on all rulemakings that were not yet effective pending further review. To the extent such rulemakings impose more stringent requirements on our facilities, we may be required to incur expenditures that may be material.

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

Forward-looking and other statements in this Quarterly Report regarding our environmental, social, and other sustainability plans and goals are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking environmental, social, and sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future.

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

Commodity Price Risk - Our commodity price risk, driven primarily by fluctuations in the price of natural gas, is mitigated by our purchased-gas cost adjustment mechanisms through which we pass-through natural gas costs to our customers without profit. We may use fixed-price natural gas contracts or derivative instruments to hedge the cost of a portion of our anticipated natural gas purchases during the winter heating months to reduce the impact on our customers of upward market price volatility of natural gas. Additionally, we inject natural gas into storage during the warmer months, when natural gas prices are typically lower, and withdraw the natural gas during the colder months of the year. Gains or losses associated with these derivative instruments and the costs of our fixed-price natural gas contracts and storage activities are included in, and recoverable through our purchased-gas cost adjustment mechanisms, which are subject to review by regulatory authorities.

Interest-Rate Risk - We are exposed to interest-rate risk primarily associated with commercial paper borrowings, borrowings under our short-and long-term credit agreements, and new debt financing needed to fund capital requirements, including future contractual obligations and maturities of long-term and short-term debt. We may manage interest-rate risk on future borrowings through the use of fixed-rate debt, floating-rate debt and, at times, interest-rate swaps. Fixed-rate swaps may be used to reduce our risk of increased interest costs during periods of rising interest rates. Floating-rate swaps may be used to convert the fixed rates of long-term borrowings into short-term variable rates.

Counterparty Credit Risk - We assess the creditworthiness of our customers. Those customers who do not meet minimum standards are required to provide security, including deposits or other forms of collateral, when appropriate and allowed by tariff. With approximately 2.3 million customers across three states, we are not exposed materially to a concentration of credit risk. We maintain a provision for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, consideration of the current credit environment, and other information. We recover the fuel-related portion of bad debts through our purchased-gas cost adjustment mechanisms.

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

During the quarter ended March 31, 2026, no director or Section 16 officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in the Exchange Act).

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

10.1	Form of 2026 Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.17 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 19, 2026 (File No. 1-36108)).

10.2	Form of 2026 Performance Unit Award Agreement (incorporated by reference to Exhibit 10.18 to ONE Gas, Inc.’s Annual Report on Form 10-K filed on February 19, 2026 (File No. 1-36108)).

10.3
Equity Distribution Agreement, dated as of February 23, 2026, among ONE Gas, Inc. and BofA Securities, Inc., BTIG, LLC, Huntington Securities, Inc., J.P. Morgan Securities LLC, Mizuho Securities USA LLC, RBC Capital Markets, LLC and Truist Securities, Inc., acting as managers; Bank of America, N.A., Nomura Global Financial Products, Inc., Huntington Securities, Inc., JPMorgan Chase Bank, National Association, Mizuho Markets Americas LLC, Royal Bank of Canada and Truist Bank, acting as forward purchasers; and BofA Securities, Inc., Nomura Securities International, Inc. (acting through BTIG, LLC as agent), Huntington Securities, Inc., J.P. Morgan Securities LLC, Mizuho Securities USA LLC, RBC Capital Markets, LLC and Truist Securities, Inc., acting as forward sellers (incorporated by reference to Exhibit 1.1 to ONE Gas, Inc’s Current Report on Form 8-K filed on February 24, 2026 (File No. 1-36108)).

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

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three months ended March 31, 2026 and 2025; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026 and 2025; (iv) Consolidated Balance Sheets at March 31, 2026 and December 31, 2025; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025; (vi) Consolidated Statements of Equity for the three months ended March 31, 2026 and 2025; and (vii) Notes to Consolidated Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 5, 2026		ONE Gas, Inc.
Registrant

	By:	/s/ Christopher P. Sighinolfi
Christopher P. Sighinolfi
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)