Form 10-Q
period 2026-06-30
ONE Gas, Inc.
filed 2026-08-05
CIK 1587732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026.
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

On July 24, 2026, the Company had 62,856,270 shares of common stock outstanding.

This page intentionally left blank.

ONE Gas, Inc.

As used in this Quarterly Report, references to “we,” “our,” “us,” or the “Company” refer to ONE Gas, Inc., an Oklahoma corporation, and its predecessors and subsidiaries, unless the context indicates otherwise.

The statements in this Quarterly Report that are not historical information, including statements concerning plans and objectives of management for future operations, economic performance or related assumptions, are forward-looking statements. Forward-looking statements may include words such as “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “should,” “goal,” “forecast,” “guidance,” “could,” “may,” “continue,” “might,” “potential,” “scheduled,” “likely,” and other words and terms of similar meaning. Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that such expectations and assumptions will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Forward-Looking Statements,” and Part II, Item 1A, “Risk Factors” in this Quarterly Report and under Part I, Item 1A, “Risk Factors,” in our Annual Report.

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

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2026	2025	2026	2025
	(Thousands of dollars, except per share amounts)
Total revenues	$411,639	$423,741	$1,243,350	$1,358,931

Cost of natural gas	90,287	117,942	483,863	630,404

Operating expenses
Operations and maintenance	139,628	130,987	286,575	266,282
Depreciation and amortization	76,240	79,314	153,025	161,018
General taxes	22,813	23,643	47,624	48,873
Total operating expenses	238,681	233,944	487,224	476,173
Operating income	82,671	71,855	272,263	252,354
Other income, net	5,220	2,572	3,123	3,090
Interest expense, net	(31,101)	(35,279)	(63,459)	(70,976)
Income before income taxes	56,790	39,148	211,927	184,468
Income taxes	(9,982)	(7,115)	(36,446)	(33,016)
Net income	$46,808	$32,033	$175,481	$151,452

Earnings per share
Basic	$0.74	$0.53	$2.79	$2.52
Diluted	$0.74	$0.53	$2.78	$2.51

Average shares (thousands)
Basic	62,959	60,113	62,936	60,095
Diluted	63,153	60,455	63,178	60,361

Dividends declared per share of stock	$0.68	$0.67	$1.36	$1.34
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2026	2025	2026	2025
	(Thousands of dollars)
Net income	$46,808	$32,033	$175,481	$151,452
Other comprehensive income, net of tax
Change in pension and other postemployment benefit plan liability, net of tax	(1)	(1)	(1)	(1)
Net unrealized holding gain (loss) on available-for-sale securities, net of tax of $22, $(12), $71 and $(45), respectively	(85)	47	(268)	171
Total other comprehensive income (loss), net of tax	(86)	46	(269)	170
Comprehensive income	$46,722	$32,079	$175,212	$151,622
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
(Unaudited)	2026	2025
Assets	(Thousands of dollars)
Property, plant and equipment
Property, plant and equipment	$9,998,502	$9,734,150
Accumulated depreciation and amortization	2,678,316	2,611,952
Net property, plant and equipment	7,320,186	7,122,198
Current assets
Cash and cash equivalents	7,858	10,620
Restricted cash and cash equivalents	22,711	23,107
Total cash, cash equivalents and restricted cash and cash equivalents	30,569	33,727
Accounts receivable, net	250,861	461,631
Materials and supplies	96,672	97,595
Income tax receivable	—	55,552
Natural gas in storage	158,219	176,451
Regulatory assets	83,367	49,504
Prepaid expenses	33,823	34,224
Other current assets	8,326	7,200
Total current assets	661,837	915,884
Goodwill and other assets
Regulatory assets	250,704	256,225
Securitized intangible asset, net	218,991	233,786
Goodwill	157,953	157,953
Pension and other postemployment benefits	47,326	47,012
Other assets	155,206	120,026
Total goodwill and other assets	830,180	815,002
Total assets	$8,812,203	$8,853,084
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS
(Continued)
	June 30,	December 31,
(Unaudited)	2026	2025
Equity and Liabilities	(Thousands of dollars)
Equity and long-term debt
Common stock, $0.01 par value: authorized 250,000,000 shares; issued and outstanding 62,797,154 shares at June 30, 2026; issued and outstanding 62,692,392 shares at December 31, 2025	$629	$627
Paid-in capital	2,539,068	2,530,137
Retained earnings	998,454	909,355
Accumulated other comprehensive income (loss)	(265)	4
Total equity	3,537,886	3,440,123
Other long-term debt, excluding current maturities, net of issuance costs	2,133,688	2,133,018
Securitized utility tariff bonds, excluding current maturities, net of issuance costs	207,115	223,020
Total long-term debt, excluding current maturities, net of issuance costs	2,340,803	2,356,038
Total equity and long-term debt	5,878,689	5,796,161
Current liabilities
Current maturities of other long-term debt, net of issuance costs	249,918	249,674
Current maturities of securitized utility tariff bonds, net of issuance costs	31,404	30,566
Notes payable	770,800	737,400
Accounts payable	110,952	222,102
Accrued taxes other than income	57,395	75,568
Regulatory liabilities	24,702	57,277
Customer deposits	53,373	52,871
Other current liabilities	77,911	106,400
Total current liabilities	1,376,455	1,531,858
Deferred credits and other liabilities
Deferred income taxes	1,012,944	963,874
Regulatory liabilities	433,135	451,620
Other deferred credits	110,980	109,571
Total deferred credits and other liabilities	1,557,059	1,525,065
Commitments and contingencies
Total liabilities and equity	$8,812,203	$8,853,084
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended June 30,
(Unaudited)	2026	2025
	(Thousands of dollars)
Operating activities
Net income	$175,481	$151,452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	153,025	161,018
Deferred income taxes	32,478	23,684
Share-based compensation expense	8,174	7,524
Provision for doubtful accounts	5,026	4,085
Changes in assets and liabilities:
Accounts receivable	205,744	141,290
Materials and supplies	923	(3,886)
Income tax receivable	55,552	—
Natural gas in storage	18,232	26,736
Asset removal costs	(27,861)	(20,718)
Accounts payable	(108,977)	(121,593)
Accrued taxes other than income	(18,173)	(16,159)
Customer deposits	502	(2,235)
Regulatory assets and liabilities - current	(74,156)	78,329
Regulatory assets and liabilities - noncurrent	3,691	21,198
Other assets and liabilities - current	(28,437)	(12,271)
Other assets and liabilities - noncurrent	(13,893)	10,355
Cash provided by operating activities	387,331	448,809
Investing activities
Capital expenditures	(330,035)	(347,065)
Other investing expenditures	(6,691)	(4,075)
Other investing receipts	6,982	2,629
Cash used in investing activities	(329,744)	(348,511)
Financing activities
Borrowings (repayments) of notes payable, net	33,400	(42,200)
Issuance of common stock	3,894	3,561
Repayment of other long-term debt	(7)	(8)
Repayment of securitized utility tariff bonds	(15,356)	(14,547)
Dividends paid	(85,356)	(80,306)
Tax withholdings related to net share settlements of stock compensation	(4,161)	(2,614)
Construction advances	6,841	—
Cash used in financing activities	(60,745)	(136,114)
Change in cash, cash equivalents, restricted cash and restricted cash equivalents	(3,158)	(35,816)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	33,727	78,537
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$30,569	$42,721
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$62,407	$69,972
Cash paid (received) for state income taxes	$1,150	$715
Cash paid (received) for federal income taxes	$(50,302)	$7,013
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)	Common Stock Issued	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity
	(Shares)	(Thousands of dollars)
January 1, 2026	62,692,392	$627	$2,530,137	$909,355	$4	$3,440,123
Net income	—	—	—	128,673	—	128,673
Other comprehensive income	—	—	—	—	(183)	(183)
Common stock issued and other	69,598	1	(214)	—	—	(213)
Common stock dividends - $0.68 per share	—	—	512	(43,190)	—	(42,678)
March 31, 2026	62,761,990	$628	$2,530,435	$994,838	$(179)	$3,525,722
Net income	—	—	—	46,808	—	46,808
Other comprehensive income	—	—	—	—	(86)	(86)
Common stock issued and other	35,164	1	8,119	—	—	8,120
Common stock dividends - $0.68 per share	—	—	514	(43,192)	—	(42,678)
June 30, 2026	62,797,154	$629	$2,539,068	$998,454	$(265)	$3,537,886

January 1, 2025	59,876,861	$599	$2,294,469	$809,606	$(126)	$3,104,548
Net income	—	—	—	119,419	—	119,419
Other comprehensive income	—	—	—	—	124	124
Common stock issued and other	52,229	—	1,097	—	—	1,097
Common stock dividends - $0.67 per share	—	—	423	(40,576)	—	(40,153)
March 31, 2025	59,929,090	$599	$2,295,989	$888,449	$(2)	$3,185,035
Net income	—	—	—	32,033	—	32,033
Other comprehensive income	—	—	—	—	46	46
Common stock issued and other	69,144	1	7,373	—	—	7,374
Common stock dividends - $0.67 per share	—	—	463	(40,616)	—	(40,153)
June 30, 2025	59,998,234	$600	$2,303,825	$879,866	$44	$3,184,335
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Our accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. These statements also have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The 2025 year-end consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes in our Annual Report. Our significant accounting policies are described in Note 1 of our Notes to Consolidated Financial Statements in our Annual Report. The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Although management believes these estimates are reasonable, actual results could differ materially from these estimates. Due to the seasonal nature of our business, the results of operations for the six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for a 12-month period.

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

Our accounting policies are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report. For the three and six months ended June 30, 2026, and 2025, we had no single external customer from which we received 10 percent or more of our gross revenues.

Property, Plant and Equipment and Asset Removal Costs - Accounts payable for construction work in progress and asset removal costs decreased by approximately $2.8 million and $9.1 million for the six months ended June 30, 2026 and 2025, respectively. Invoices for capital expenditures or asset removal costs are included in our consolidated statements of cash flows when paid.

Accounts Receivable, Net - Accounts receivable represent valid claims against nonaffiliated customers for natural gas sold or services rendered. We assess the creditworthiness of our customers. Those customers who do not meet minimum standards may be required to provide security, including deposits and other forms of collateral, when appropriate and allowed by our tariffs. With approximately 2.3 million customers across three states, we are not exposed materially to a concentration of credit risk. We maintain an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, consideration of the current environment, and other information. We recover natural gas costs related to accounts written off when they are deemed uncollectible through the purchased-gas cost adjustment mechanisms in each of our jurisdictions. At June 30, 2026 and December 31, 2025, our allowance for doubtful accounts was $13.0 million and $12.7 million, respectively.

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

2.    REVENUE

The following table sets forth our revenues disaggregated by source for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(Thousands of dollars)
Natural gas sales to customers	$349,530	$364,187	$1,107,898	$1,239,435
Transportation revenues	30,660	30,717	70,463	74,465
Securitization customer charges (Note 14)	10,876	13,205	21,853	24,842
Miscellaneous revenues	6,380	6,693	12,955	13,317
Total revenues from contracts with customers	397,446	414,802	1,213,169	1,352,059
Other revenues - natural gas sales related	9,452	5,553	21,254	729
Other revenues	4,741	3,386	8,927	6,143
Total other revenues	14,193	8,939	30,181	6,872
Total revenues	$411,639	$423,741	$1,243,350	$1,358,931

Accrued unbilled natural gas sales revenues at June 30, 2026 and December 31, 2025, were $89.5 million and $216.4 million, respectively, and are included in accounts receivable on our consolidated balance sheets.

3.    REGULATORY ASSETS AND LIABILITIES

The tables below present a summary of regulatory assets and liabilities, net of amortization, for the periods indicated:

	June 30, 2026
	Current	Noncurrent	Total
	(Thousands of dollars)
Under-recovered purchased-gas costs	$19,830	$—	$19,830
Pension and postemployment benefit costs, net	10,187	216,408	226,595
Reacquired debt costs	723	904	1,627
MGP remediation costs	1,000	29,342	30,342
WNA	32,835	—	32,835
Customer credit deferrals	12,385	1,075	13,460
Other, net	6,407	2,975	9,382
Total regulatory assets	83,367	250,704	334,071
Income tax rate changes	—	(428,331)	(428,331)
Over-recovered purchased-gas costs	(22,384)	—	(22,384)
Ad-valorem tax	(2,060)	—	(2,060)
Other	(258)	(4,804)	(5,062)
Total regulatory liabilities	(24,702)	(433,135)	(457,837)
Net regulatory assets and liabilities	$58,665	$(182,431)	$(123,766)

	December 31, 2025
	Current	Noncurrent	Total
	(Thousands of dollars)
Under-recovered purchased-gas costs	$10,692	$—	$10,692
Pension and postemployment benefit costs, net	10,929	221,809	232,738
Reacquired debt costs	723	1,266	1,989
MGP remediation costs	1,000	29,105	30,105
WNA	19,175	—	19,175
Customer credit deferrals	2,953	1,091	4,044
Other, net	4,032	2,954	6,986
Total regulatory assets	49,504	256,225	305,729
Income tax rate changes	—	(444,986)	(444,986)
Over-recovered purchased-gas costs	(56,876)	—	(56,876)
Ad-valorem tax	(165)	—	(165)
Other	(236)	(6,634)	(6,870)
Total regulatory liabilities	(57,277)	(451,620)	(508,897)
Net regulatory assets and liabilities	$(7,773)	$(195,395)	$(203,168)

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

The amortization of regulatory assets and liabilities resulted in recovery (return) through rates of approximately $(0.9) million and $1.4 million for the three months ended June 30, 2026 and 2025, respectively, and approximately $(0.9) million and $7.4 million for the six months ended June 30, 2026 and 2025, respectively.

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

The ONE Gas Credit Agreement contains certain financial, operational, and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio, excluding the debt of KGSS-I, of no more than 70 percent at the end of any calendar quarter. At June 30, 2026, our total debt-to-capital ratio, excluding KGSS-I, was 47.1 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement. We may reduce the unutilized portion of the ONE Gas Credit Agreement in whole or in part without premium or penalty. The ONE Gas Credit Agreement contains customary events of default. Upon the occurrence of certain events of default, our obligations under the ONE Gas Credit Agreement may be accelerated and the commitments may be terminated.

At June 30, 2026, we had approximately $2.4 million in letters of credit issued and no borrowings under the ONE Gas Credit Agreement, with approximately $1.5 billion of remaining credit, which is available to repay our commercial paper borrowings and for other permitted purposes.

Under our commercial paper program, we may issue unsecured commercial paper up to the maximum amount of $1.5 billion to fund short-term borrowing needs. The maturities of the commercial paper vary but may not exceed 270 days from the date of issue. Commercial paper is generally sold at par less a discount representing an interest factor. At June 30, 2026 and December 31, 2025, we had $770.8 million and $737.4 million of commercial paper outstanding with a weighted-average interest rate of 4.09 percent and 3.94 percent, respectively.

5.    LONG-TERM DEBT

The table below presents a summary of our long-term debt outstanding for the periods indicated:

		June 30,	December 31,
	Interest Rate	2026	2025
		(Thousands of dollars)
Senior Notes due:
April 2029	5.100%	$550,000	$550,000
May 2030	2.000%	300,000	300,000
September 2032	4.250%	300,000	300,000
February 2044	4.658%	600,000	600,000
November 2048	4.500%	400,000	400,000
Total Senior Notes		2,150,000	2,150,000
Unsecured Term Loan (a)	4.480%	250,000	250,000
KGSS-I Securitized Utility Tariff Bonds	5.486%	242,496	257,852
Unamortized discounts, net of premiums, on long-term debt (b)		(3,939)	(3,830)
Debt issuance costs (b)		(17,636)	(18,955)
Other	8.000%	1,204	1,211
Total long-term debt, net		2,622,125	2,636,278
Less: current maturities of KGSS-I securitized utility tariff bonds, net		31,404	30,566
Less: current maturities of other long-term debt, net		249,918	249,674
Noncurrent portion of long-term debt, net		$2,340,803	$2,356,038
(a) Bears interest at a variable rate based on Term SOFR, initially set using the 6-month Term SOFR at closing. The interest rate resets at months six and twelve, each based on the prevailing 6-month Term SOFR and the 1-month Term SOFR, respectively.
(b) Includes issuance costs and discounts for the KGSS-I Securitized Utility Tariff Bonds of $4.0 million and $4.3 million, at June 30, 2026 and December 31, 2025, respectively.

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

6.    EQUITY

At-the-Market Equity Program - In February 2026, we entered into an at-the-market equity distribution agreement under which we may issue and sell shares of our common stock with an aggregate offering price up to $225 million. Sales of common stock are made by means of ordinary brokers’ transactions on the NYSE and the NYSE Texas, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. At June 30, 2026, we had $204.4 million of equity available for issuance under the program. Had we fully settled all 506,607 shares sold under our forward sale agreements, as of June 30, 2026, we would have generated net proceeds of approximately $41.5 million.

The following table summarizes our outstanding forward sale agreement at June 30, 2026:

Maturity	Original Shares	Remaining Shares	Forward Price	Net Proceeds Available
	(Shares)	(Shares)	(Per share)	(Thousands of dollars)
At-the-market equity program
December 31, 2026	237,307	237,307	$86.09	$20,430
Equity forward agreements
December 31, 2026	2,500,000	269,300	78.21	21,062
Total forward sale agreements	2,737,307	506,607	$81.90	$41,492

Dividends Declared - In August 2026, we declared a dividend of $0.68 per share ($2.72 per share on an annualized basis) for shareholders of record as of August 17, 2026, payable on August 31, 2026.

7.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the effect of reclassifications from accumulated other comprehensive income (loss) in our consolidated statements of income for the periods indicated:

	Three Months Ended		Six Months Ended		Affected Line Item in the Consolidated Statements of Income
Details About Accumulated Other	June 30,		June 30,
Comprehensive Income (Loss) Components	2026	2025	2026	2025
	(Thousands of dollars)
Pension and other postemployment benefit plan obligations (a)
Amortization of net gain (loss)	$(4,212)	$(1,834)	$(8,424)	$(3,668)
Amortization of unrecognized prior service credit (cost)	(93)	(93)	(186)	(186)
	(4,305)	(1,927)	(8,610)	(3,854)
Regulatory adjustments (b)	4,306	1,928	8,611	3,855
Amounts reclassified from accumulated other comprehensive income (loss)	1	1	1	1	Other income (expense), net
Available-for-sale securities
Amounts reclassified from accumulated other comprehensive income (loss)	3	4	35	7	Other income (expense), net
Total reclassifications before tax	4	5	36	8	Income before income taxes
Tax effect of reclassifications	(1)	(1)	(8)	(2)	Income tax expense
Net reclassifications for the period	$3	$4	$28	$6	Net income
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

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Three Months Ended June 30, 2026
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$46,808	62,959	$0.74
Diluted EPS Calculation
Effect of dilutive securities	—	194
Net income available for common stock and common stock equivalents	$46,808	63,153	$0.74

	Three Months Ended June 30, 2025
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$32,033	60,113	$0.53
Diluted EPS Calculation
Effect of dilutive securities	—	342
Net income available for common stock and common stock equivalents	$32,033	60,455	$0.53

	Six Months Ended June 30, 2026
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$175,481	62,936	$2.79
Diluted EPS Calculation
Effect of dilutive securities	—	242
Net income available for common stock and common stock equivalents	$175,481	63,178	$2.78

	Six Months Ended June 30, 2025
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$151,452	60,095	2.52
Diluted EPS Calculation
Effect of dilutive securities	—	266
Net income available for common stock and common stock equivalents	$151,452	60,361	$2.51

9.    EMPLOYEE BENEFIT PLANS

The following tables set forth the components of net periodic benefit cost (credit) for our pension, inclusive of our defined benefit pension plan, supplemental executive retirement plan, and other postemployment benefit plans for the periods indicated:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(Thousands of dollars)
Components of net periodic benefit cost (credit)
Service cost	$1,291	$1,337	$2,582	$2,674
Interest cost (a)	9,525	10,042	19,050	20,084
Expected return on assets (a)	(10,489)	(11,910)	(20,979)	(23,820)
Amortization of unrecognized prior service cost (credit) (a)	93	93	186	186
Amortization of net loss (gain) (a)	4,220	1,865	8,440	3,730
Net periodic benefit cost (credit)	$4,640	$1,427	$9,279	$2,854
(a) These amounts, net of any amounts capitalized as a regulatory asset, have been recognized as other (income) expense, net in the consolidated statement of income. See Note 11 for additional detail.

	Other Postemployment Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(Thousands of dollars)
Components of net periodic benefit cost (credit)
Service cost	$112	$123	$222	$246
Interest cost (a)	2,020	2,069	4,040	4,138
Expected return on assets (a)	(2,194)	(2,212)	(4,388)	(4,424)
Amortization of net loss (gain) (a)	(8)	(31)	(16)	(62)
Net periodic benefit cost (credit)	$(70)	$(51)	$(142)	$(102)
(a) These amounts, net of any amounts capitalized as a regulatory asset, have been recognized as other (income) expense, net in the consolidated statement of income. See Note 11 for additional detail.

We recover qualified pension benefit plan and other postemployment benefit plan costs through rates charged to our customers. Certain regulatory authorities require that the recovery of these costs be based on specific guidelines. The difference between these regulatory-based amounts and the periodic benefit cost calculated pursuant to GAAP is deferred as a regulatory asset or liability and amortized to expense over periods in which this difference will be recovered in rates, as authorized by the applicable regulatory authorities. For the six months ended June 30, 2026 and 2025, regulatory deferrals related to net periodic benefit cost (credit) were $(2.2) million and $(0.5) million, respectively.

We capitalize all eligible service cost and non-service (credit) components under the accounting requirements of ASC Topic 980 (Regulated Operations) for rate-regulated entities. Capitalized non-service (credits) reflected in pension and other postemployment benefit costs, net within regulatory assets in our consolidated balance sheets were $(5.1) million and $(6.8) million at June 30, 2026 and December 31, 2025, respectively. See Note 3 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information.

Nonqualified Deferred Compensation Plan - We have a nonqualified deferred compensation plan with obligations of $24.6 million and $21.9 million at June 30, 2026 and December 31, 2025, respectively, which are reported within other deferred credits in our consolidated balance sheets. These obligations represent the amount owed to plan participants and are treated as if invested in specified deemed investment options. A significant portion of the obligation is indirectly funded with key-person corporate-owned life insurance policies to offset costs associated with our nonqualified deferred compensation plan and the supplemental executive retirement plan. These corporate-owned life insurance policies are measured at cash surrender value of $49.2 million and $46.2 million at June 30, 2026 and December 31, 2025, respectively, and are reported within other assets in our consolidated balance sheets.

Gains (losses) on the corporate-owned life insurance policies are recognized in other income (expense), net within our consolidated statements of income; see Note 11 for additional detail of our other income (expense), net. Deferred compensation expense (income) associated with the nonqualified deferred compensation plan which is recognized in operations and maintenance expense within our consolidated statements of income were $2.1 million and $1.1 million for the six months ended June 30, 2026 and 2025, respectively.

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

At June 30, 2026, we had no uncertain tax positions. We are no longer subject to income tax examination for years prior to 2022. Changes in tax laws or tax rates are recognized in the financial reporting period that includes the enactment date.

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

Income tax expense reflects credits for the amortization of the regulatory liability associated with EDIT that was returned to customers of $3.3 million and $2.1 million for the three months ended June 30, 2026 and 2025, respectively, and $12.8 million and $10.2 million for the six months ended June 30, 2026 and 2025, respectively.

11.    OTHER INCOME AND OTHER EXPENSE

The following table sets forth the components of other income and other expense for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(Thousands of dollars)
Net periodic benefit (cost) credit other than service cost	$(972)	$356	$(2,125)	$688
Gain (loss) on investments associated with nonqualified deferred compensation plans	3,739	2,062	3,001	2,209
Unrealized gain (loss) on marketable equity securities	372	184	250	184
Credit due to change in federal tax regulation for securitization (a)	2,390	—	2,390	—
Other income (expense), net	(309)	(30)	(393)	9
Total other income (expense), net	$5,220	$2,572	$3,123	$3,090
(a) See Note 10 for additional detail.

12.    COMMITMENTS AND CONTINGENCIES

Environmental Matters - We are subject to multiple laws and regulations regarding protection of the environment and natural and cultural resources, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, plant and wildlife protection, hazardous materials use, storage and transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits, and other approvals. Failure to comply with these laws, regulations, licenses, and permits or the discovery of presently unknown environmental conditions may expose us to fines, penalties, and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the CAA and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition, and results of operations. Our expenditures for environmental investigation and remediation compliance to date have not been significant in relation to our financial position, results of operations, or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and six months ended June 30, 2026, and 2025.

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

Pursuant to the AAO, costs approved for recovery in a future rate proceeding are to be amortized over a 15-year period. The unamortized amounts are not included in rate base or accumulate carrying charges. Following a determination that future investigation and remediation work approved by the KDHE exceeds $32.0 million, net of any related insurance recoveries, Kansas Gas Service is required to file an application with the KCC for approval to increase the $32.0 million cap. At June 30, 2026 and December 31, 2025, we have deferred $30.3 million and $30.1 million, respectively, for accrued investigation and remediation costs, net of insurance proceeds, pursuant to our AAO.

We also own or retain legal responsibility for certain environmental conditions at a former MGP site in Texas. At the request of the TCEQ, we began investigating the level and extent of contamination associated with the site under their Texas Risk Reduction Program. A preliminary site investigation revealed that this site contains contaminants generally associated with MGP sites and is subject to control or remediation under various environmental laws and regulations. At June 30, 2026, estimated costs associated with expected remediation activities for this site are not material.

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations, or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and six months ended June 30, 2026, and 2025. The reserve for remediation of our MGP sites was $13.0 million and $13.7 million at June 30, 2026 and December 31, 2025, respectively.

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

Environmental Footprint - We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition, and results of operations. Our expenditures for environmental investigation and remediation compliance have not been significant in relation to our financial position, results of operations, or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows for the three and six months ended June 30, 2026, and 2025.

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

PHMSA promulgates various regulations related to pipeline safety. As part of the Consolidated Appropriations Act, 2021, the PIPES Act reauthorized PHMSA through 2023 and directed the agency to move forward with several regulatory actions. Outstanding regulatory actions include the “Pipeline Safety: Safety of Gas Distribution Pipelines” and “Pipeline Safety: Gas Pipeline Leak Detection” proposed rulemakings. On May 28, 2026, PHMSA hosted a meeting of the Gas Pipeline Advisory Committee to cover the proposed “Pipeline Safety: Safety of Gas Distribution Pipelines” rule. PHMSA is anticipating publishing the final rule to the Federal Register in December of 2026. The “Pipeline Safety: Gas Pipeline Leak Detection” proposed rule would require operators of new and existing transmission and distribution pipeline facilities to conduct certain leak detection and repair programs and require facility inspection and maintenance plans to align with those regulations. On January 20, 2025, an executive order began a regulatory freeze on all rulemakings that were not yet effective pending further review. On July 8, 2026, PHMSA published the NPRM for Gas Transmission Pipelines Repair Criteria in the Federal Register. This rule proposes to modernize and clarify anomaly response criteria. To the extent such rulemakings impose more stringent requirements on our facilities, we may be required to incur expenditures that may be material.

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

Purchase Commitment - During the second quarter of 2026, the Company entered into a commitment to purchase approximately $24.8 million of materials related to the construction of a natural gas pipeline. Delivery of the materials is expected to occur in 2027. At June 30, 2026, the Company had outstanding contractual commitments of approximately $19.8 million related to this agreement and made a prepayment of $5.0 million under the agreement, which is reported in current prepaid expenses on our consolidated balance sheets.

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

Swaps - At June 30, 2026, we held over-the-counter natural gas fixed-price swaps for the heating season ending March 2027 with a total notional amount of 11.70 Bcf. At December 31, 2025, we held over-the-counter natural gas fixed-price swaps for the heating season ending March 2026 with a total notional amount of 5.02 Bcf.

Options - At June 30, 2026, we did not hold any natural gas call options. At December 31, 2025, we held purchased natural gas call options for the heating season ending March 2026 with total notional amount of 0.50 Bcf, for which we paid premiums of $0.5 million.

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

The following tables summarize, by level within the fair value hierarchy, our derivative and other assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2026 and December 31, 2025:

	June 30, 2026
	Level 1	Level 2	Netting (c)	Total
	(Thousands of dollars)
Assets:
United States treasury notes (b)	$8,267	$—	$—	$8,267
Corporate bonds (b)	—	19,103	—	19,103
Marketable equity securities (d)	2,877	—	—	2,877
Total assets	$11,144	$19,103	$—	$30,247
Liabilities:
Derivative instruments - swaps (a)	$—	$624	$(24)	$600
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

The estimated fair value of our long-term debt, including current maturities, was $2.5 billion and $2.5 billion at June 30, 2026 and December 31, 2025, respectively. The estimated fair value of our long-term debt was determined using quoted market prices and is classified as Level 2.

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

The following table summarizes the impact of KGSS-I on our consolidated balance sheets:

	June 30,	December 31,
	2026	2025
	(Thousands of dollars)
Restricted cash and cash equivalents	$22,711	$23,107
Accounts receivable	4,317	4,463
Securitized intangible asset, net	218,991	233,786
Total assets	$246,019	$261,356
Current maturities of securitized utility tariff bonds, net of issuance costs	31,404	30,566
Accounts payable	217	136
Accrued interest	5,543	5,894
Securitized utility tariff bonds, excluding current maturities, net of discounts and issuance costs $4.0 million and $4.3 million, as of June 30, 2026, and December 31, 2025, respectively	207,115	223,020
Paid-in capital	1,680	1,680
Retained earnings	60	60
Total liabilities and equity	$246,019	$261,356

The following table summarizes the impact of KGSS-I on our consolidated statements of income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(Thousands of dollars)
Operating revenues	$10,876	$13,205	$21,853	$24,842
Operating expense	(110)	(111)	(221)	(221)
Amortization expense	(7,368)	(9,292)	(14,795)	(16,986)
Interest income	109	112	246	260
Interest expense	(3,471)	(3,879)	(7,011)	(7,823)
Income before income taxes	36	35	72	72
Income taxes	—	(6)	—	—
Net income	$36	$29	$72	$72

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

RECENT DEVELOPMENTS

Dividend - In August 2026, we declared a dividend of $0.68 per share ($2.72 per share on an annualized basis) for shareholders of record as of August 17, 2026, payable on August 31, 2026.

REGULATORY ACTIVITIES

Oklahoma - On February 26, 2026, Oklahoma Natural Gas filed its required PBRC application for the year ended December 31, 2025. The filed request included a $28.7 million base rate revenue increase, $2.6 million energy efficiency incentive, and $14.4 million of estimated EDIT to be credited to customers in 2027. At the hearing on June 11, 2026, the administrative law judge recommended approval of the application as filed. Subsequent to the hearing, exceptions to the administrative law judge’s oral ruling were filed at the OCC as well as an appeal to the Oklahoma Supreme Court. Interim rates subject to refund were implemented on June 26, 2026, in compliance with the PBRC tariff.

Kansas - In July 2026, Kansas Gas Service submitted an application to the KCC requesting an increase of approximately $14.3 million related to its GSRS to be effective October 2026. The filing includes expanded infrastructure investments as defined by Kansas House Bill 2435.

Texas - In March 2026, Texas Gas Service made a GRIP filing for all customers requesting a $36.9 million increase to be effective in July 2026. In June 2026, the RRC approved an increase of $36.9 million, and new rates became effective in July 2026.

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

Selected Financial Results - For the three months ended June 30, 2026, net income was $46.8 million, or $0.74 per diluted share, compared with $32.0 million, or $0.53 per diluted share, in the same period last year. Adjusted net income was $52.1 million, or $0.82 adjusted net income per diluted share, for the three months ended June 30, 2026 compared with adjusted net income of $32.7 million, or $0.54 adjusted net income per diluted share, in the same period last year. For the six months ended June 30, 2026, net income was $175.5 million, or $2.78 per diluted share, compared with $151.5 million, or $2.51 per diluted share, in the same period last year. Adjusted net income was $185.5 million, or $2.94 adjusted net income per diluted share, for the six months ended June 30, 2026 compared with adjusted net income of $152.8 million, or $2.53 adjusted net income per diluted share, in the same period last year. See the “Non-GAAP Financial Measures” section for a reconciliation of the Company’s GAAP net income and GAAP EPS to adjusted net income and adjusted net income per share.

The following table sets forth certain selected financial results for our operations for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2026 vs. 2025		2026 vs. 2025
Financial Results	2026	2025	2026	2025	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars, except percentages)
Natural gas sales	$357.8	$369.5	$1,127.7	$1,239.9	$(11.7)	(3)%	$(112.2)	(9)%
Transportation revenues	31.8	31.0	71.9	74.8	0.8	3%	(2.9)	(4)%
Securitization customer charges	10.9	13.2	21.9	24.8	(2.3)	(17)%	(2.9)	(12)%
Other revenues	11.1	10.0	21.8	19.5	1.1	11%	2.3	12%
Total revenues	$411.6	$423.7	$1,243.3	$1,359.0	$(12.1)	(3)%	$(115.7)	(9)%
Cost of natural gas	90.4	117.9	483.9	630.4	(27.5)	(23)%	(146.5)	(23)%
Operating costs	162.4	154.6	334.2	315.2	7.8	5%	19.0	6%
Depreciation and amortization	76.2	79.3	153.0	161.0	(3.1)	(4)%	(8.0)	(5)%
Operating income	$82.6	$71.9	$272.2	$252.4	$10.7	15%	$19.8	8%
Capital expenditures and asset removal costs	$188.3	$190.1	$357.9	$367.8	$(1.8)	(1)%	$(9.9)	(3)%

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

Operating income increased $10.7 million for the three months ended June 30, 2026, compared with the same period last year, due primarily to the following:

•an increase of $16.4 million in revenue from new rates;
•an increase of $1.4 million in residential sales due primarily to net customer growth in Oklahoma and Texas; and
•an increase of $1.3 million in line extension revenue in Oklahoma.

These increases were partially offset by:

•an increase of $7.4 million in employee-related costs;
•an increase of $1.1 million in outside services; and
•an increase of $1.1 million in fleet expense.

Operating income increased $19.8 million for the six months ended June 30, 2026, compared with the same period last year, due primarily to the following:

•an increase of $43.7 million from new rates;
•an increase of $3.2 million in residential sales due primarily to net customer growth in Oklahoma and Texas; and
•an increase of $1.8 million from released transportation capacity to other shippers in Kansas.

These increases were partially offset by:

•an increase of $13.2 million in employee-related costs;
•an increase of $3.4 million in outside services;
•an increase of $1.3 million in fleet expense; and
•a decrease of $10.6 million in revenue due to lower sales and transport volumes, net of the impact of weather normalization mechanisms.

Weather across our service territories was 28 percent warmer than the prior year for the three months ended June 30, 2026 and 25 percent warmer than the prior year for the six months ended June 30, 2026. The impact on operating income was mitigated by our weather normalization mechanisms.

Other Factors Affecting Net Income - Other factors that affected net income for the three months ended June 30, 2026, compared to the same period last year, include an increase of $2.6 million in other income (expense), net due primarily to a credit of $2.4 million due to the change in federal tax regulation for securitization, a $1.7 million increase in the market value of investments associated with our nonqualified deferred compensation plan, partially offset by a $1.3 million decrease in net periodic benefit credit other than service costs.

Other income (expense), net for the six months ended June 30, 2026, compared to the same period last year, increased $33 thousand due primarily to a credit of $2.4 million due to the change in federal tax regulation for securitization, a $0.8 million increase in the market value of investments associated with our nonqualified deferred compensation plan, partially offset by a $2.8 million decrease in net periodic benefit credit other than service costs.

Additionally, net income for the three and six months ended June 30, 2026, compared with the same periods last year, includes decreases in interest expense, net of $4.2 million and $7.5 million, respectively, due primarily to a lower weighted-average interest rate on commercial paper borrowings and the implementation of Texas House Bill 4384.

EDIT - Income tax expense reflects credits for the amortization of the regulatory liability associated with EDIT that were returned to customers of $3.3 million and $2.1 million for the three months ended June 30, 2026 and 2025, respectively, and credits of $12.8 million and $10.2 million for the six months ended June 30, 2026 and 2025, respectively.

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

Capital expenditures and asset removal costs were $1.8 million and $9.9 million lower for the three and six months ended June 30, 2026, compared with the same periods last year. Our full-year capital expenditures and asset removal costs are expected to be approximately $800 million for 2026.

Non-GAAP Financial Measures - Adjusted net income and adjusted net income per share are calculated as GAAP net income plus the deferral of an equity portion of a carrying cost attributable to shareholders’ investment capitalized for regulatory purposes but not for financial reporting purposes. These carrying costs relate to property, plant and equipment that has been placed in service, but not yet reflected in Texas rates. Property, plant and equipment placed in service may vary by quarter based on the timing and complexity of projects, weather impacts, construction completion schedules, contractor activities, and other operational factors. During the three months ended June 30, 2026, we placed $53.8 million of property, plant and equipment in service eligible for this treatment, compared with $62.6 million in the same period last year. For the six months ended June 30, 2026, we placed $125.3 million of property, plant and equipment in service eligible for this treatment, compared with $125.5 million in the same period last year. Adjusted net income and adjusted net income per share should not be considered in isolation or as a substitute for GAAP net income or GAAP EPS.

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

The following table contains a reconciliation of the Company’s GAAP net income and GAAP EPS to adjusted net income and adjusted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(Thousands of dollars, except per share amounts)
Net income - GAAP	$46,808	$32,033	$175,481	$151,452
Other income - deferred carrying cost (a)	5,257	653	9,982	1,301
Income taxes (b)	—	—	—	—
Adjusted net income - non-GAAP	$52,065	$32,686	$185,463	$152,753

Earnings per share - GAAP
Basic	$0.74	$0.53	$2.79	$2.52
Diluted	$0.74	$0.53	$2.78	$2.51

Adjusted net income per share - non-GAAP
Basic	$0.83	$0.54	$2.95	$2.54
Diluted	$0.82	$0.54	$2.94	$2.53

Average shares (thousands)
Basic	62,959	60,113	62,936	60,095
Diluted	63,153	60,455	63,178	60,361
(a) The allowance for earnings on shareholders’ investment capitalized for regulatory purposes but not for financial reporting purposes applied to property, plant and equipment placed in service, but not yet reflected in Texas rates, as authorized by our regulators or state law. Property, plant and equipment placed in service may vary by quarter based on the timing and complexity of projects, weather impacts, construction completion schedules, contractor activities, and other operational factors. During the three months ended June 30, 2026, we placed $53.8 million of property, plant and equipment in service eligible for this treatment, compared with $62.6 million in the same period last year. For the six months ended June 30, 2026, we placed $125.3 million of property, plant and equipment in service eligible for this treatment, compared with $125.5 million in the same period last year.
(b) This deferred carrying cost increases book income but is non-taxable, creating a permanent tax difference.

Selected Operating Information - The following tables set forth certain selected operating information for the periods indicated:

	Three Months Ended								Variances
	June 30,								2026 vs. 2025
(in thousands)	2026				2025				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	855	599	679	2,133	850	600	674	2,124	5	(1)	5	9
Commercial and industrial	76	51	34	161	78	51	35	164	(2)	—	(1)	(3)
Other	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	5	1	11	5	5	1	11	—	—	—	—
Total customers	936	655	717	2,308	933	656	713	2,302	3	(1)	4	6

	Six Months Ended								Variances
	June 30,								2026 vs. 2025
(in thousands)	2026				2025				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	856	601	678	2,135	851	601	673	2,125	5	—	5	10
Commercial and industrial	76	51	35	162	78	51	35	164	(2)	—	—	(2)
Other	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	5	1	11	5	5	1	11	—	—	—	—
Total customers	937	657	717	2,311	934	657	712	2,303	3	—	5	8

The increase in the average number of customers for the periods presented is due primarily to the connection of new customers resulting from the extension and expansion of our system in our service areas. For the three months ended June 30, 2026, our average customer count includes approximately 4,800 new customer connections in the period. For the six months ended June 30, 2026, our average customer count includes approximately 9,600 new customer connections in the period. For the year ended December 31, 2025, our average customer count included approximately 23,000 new customer connections.

The following table reflects total volumes delivered, excluding the effects of WNA mechanisms on sales volumes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Volumes (MMcf)	2026	2025	2026	2025
Natural gas sales
Residential	10,373	12,589	54,367	71,510
Commercial and industrial	5,007	5,761	20,053	24,987
Other	490	518	1,363	1,655
Total sales volumes delivered	15,870	18,868	75,783	98,152
Transportation	50,689	48,731	109,794	114,073
Total volumes delivered	66,559	67,599	185,577	212,225

The impact of weather on residential and commercial natural gas sales is mitigated by WNA mechanisms in all jurisdictions.

The following table sets forth the HDDs by state for the periods indicated:

	Three Months Ended
	June 30,
	2026			2025			2026 vs. 2025	2026	2025
HDDs	Actual		Normal	Actual		Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	126	5h	230	164	5h	230	(23)%	55%	71%
Kansas	234	5j	397	319	5j	397	(27)%	59%	80%
Texas	32	5l	51	64	5l	46	(50)%	63%	139%

	Six Months Ended
	June 30,
	2026			2025			2026 vs. 2025	2026	2025
HDDs	Actual		Normal	Actual		Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	1,537	5b	2,028	2,080		2,027	(26)%	76%	103%
Kansas	2,304	5d	2,883	2,929		2,883	(21)%	80%	102%
Texas	710	5f	999	1,051		994	(32)%	71%	106%

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

Actual HDDs are based on the quarter weighted average of:

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

The ONE Gas Credit Agreement contains certain financial, operational, and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio, excluding the debt of KGSS-I, of no more than 70 percent at the end of any calendar quarter. At June 30, 2026, our total debt-to-capital ratio, excluding KGSS-I, was 47.1 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement. We may reduce the unutilized portion of the ONE Gas Credit Agreement in whole or in part without premium or penalty. The ONE Gas Credit Agreement contains customary events of default. Upon the occurrence of certain events of default, our obligations under the ONE Gas Credit Agreement may be accelerated and the commitments may be terminated.

At June 30, 2026, we had approximately $2.4 million in letters of credit issued and no borrowings under the ONE Gas Credit Agreement, with approximately $1.5 billion of remaining credit, which is available to repay our commercial paper borrowings and for other permitted purposes.

Under our commercial paper program, we may issue unsecured commercial paper up to the maximum amount of $1.5 billion to fund short-term borrowing needs. The maturities of the commercial paper vary but may not exceed 270 days from the date of issue. Commercial paper is generally sold at par less a discount representing an interest factor. At June 30, 2026 and December 31, 2025, we had $770.8 million and $737.4 million of commercial paper outstanding with a weighted-average interest rate of 4.09 percent and 3.94 percent, respectively.

Senior Notes - At June 30, 2026, our long-term debt-to-capital ratio was 40.3 percent, exclusive of KGSS-I debt.

At June 30, 2026, we had outstanding $2.2 billion of Senior Notes with none due within the next year. The indenture governing our Senior Notes includes an event of default upon the acceleration of other indebtedness of $100 million or more. Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding Senior Notes to declare those Senior Notes immediately due and payable in full.

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

Credit Ratings - Our credit ratings at June 30, 2026, were:

Rating Agency	Long-term Rating	Short-term Rating	Outlook
Moody’s	A3	Prime-2	Stable
S&P	A-	A-2	Stable

We intend to maintain credit metrics at a level that supports our balanced approach to capital investment and a return of capital to shareholders via a dividend that we believe will be competitive with our peer group.

Securitized Utility Tariff Bonds - At June 30, 2026, we had outstanding $242.5 million of 5.486 percent KGSS-I Securitized Utility Tariff Bonds with $31.4 million due within the next year. The bonds are governed by an indenture between KGSS-I and the indenture trustee. The indenture contains certain covenants that restrict KGSS-I’s ability to sell, transfer, convey, exchange, or otherwise dispose of its assets.
At-the-Market Equity Program - In February 2026, we entered into an at-the-market equity distribution agreement under which we may issue and sell shares of our common stock with an aggregate offering price up to $225 million. Sales of common stock are made by means of ordinary brokers’ transactions on the NYSE and the NYSE Texas, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. At June 30, 2026, we had $204.4 million of equity available for issuance under the program. Had we fully settled all 506,607 shares sold under our forward sale agreements, as of June 30, 2026, we would have generated net proceeds of approximately $41.5 million.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Six Months Ended
	June 30,		Variance
	2026	2025	2026 vs. 2025
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$387.3	$448.8	$(61.5)
Investing activities	(329.7)	(348.5)	18.8
Financing activities	(60.7)	(136.1)	75.4
Change in cash, cash equivalents, restricted cash and restricted cash equivalents	(3.1)	(35.8)	32.7
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	33.7	78.5	(44.8)
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$30.6	$42.7	$(12.1)

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

Operating cash flows were lower for the six months ended June 30, 2026, compared with the prior period, due primarily to working capital changes related to the recovery of regulatory assets, net.

Investing Cash Flows - Cash used in investing activities decreased for the six months ended June 30, 2026, compared with the prior period, due primarily to the timing of capital expenditures for system integrity and extension of service to new areas.

Financing Cash Flows - Cash used in financing activities decreased for the six months ended June 30, 2026, compared with the prior period, due primarily to higher net commercial paper repayments in 2025.

ENVIRONMENTAL, SAFETY, AND REGULATORY MATTERS

Environmental Matters - We are subject to multiple laws and regulations regarding protection of the environment and natural and cultural resources, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, plant and wildlife protection, hazardous materials use, storage, and transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits, and other approvals. Failure to comply with these laws, regulations, licenses, and permits or the discovery of presently unknown environmental conditions may expose us to fines, penalties, and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the CAA and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition, and results of operations. Our expenditures for environmental investigation and remediation compliance to date have not been significant in relation to our financial position, results of operations, or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and six months ended June 30, 2026, and 2025.

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

Pursuant to the AAO, costs approved for recovery in a future rate proceeding are to be amortized over a 15-year period. The unamortized amounts are not included in rate base or accumulate carrying charges. Following a determination that future investigation and remediation work approved by the KDHE exceeds $32.0 million, net of any related insurance recoveries, Kansas Gas Service is required to file an application with the KCC for approval to increase the $32.0 million cap. At June 30, 2026 and December 31, 2025, we have deferred $30.3 million and $30.1 million, respectively, for accrued investigation and remediation costs, net of insurance proceeds, pursuant to our AAO.

We also own or retain legal responsibility for certain environmental conditions at a former MGP site in Texas. At the request of the TCEQ, we began investigating the level and extent of contamination associated with the site under their Texas Risk Reduction Program. A preliminary site investigation revealed that this site contains contaminants generally associated with

MGP sites and is subject to control or remediation under various environmental laws and regulations. At June 30, 2026, estimated costs associated with expected remediation activities for this site are not material.

Our expenditures for environmental evaluation, mitigation, remediation, and compliance to date have not been significant in relation to our financial position, results of operations, or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and six months ended June 30, 2026, and 2025. The reserve for remediation of our MGP sites was $13.0 million and $13.7 million at June 30, 2026 and December 31, 2025, respectively.

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

Environmental Footprint - We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition, and results of operations. Our expenditures for environmental investigation and remediation compliance to date have not been significant in relation to our financial position, results of operations, or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows for the three and six months ended June 30, 2026, and 2025.

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

PHMSA promulgates various regulations related to pipeline safety. As part of the Consolidated Appropriations Act, 2021, the PIPES Act reauthorized PHMSA through 2023 and directed the agency to move forward with several regulatory actions. Outstanding regulatory actions include the “Pipeline Safety: Safety of Gas Distribution Pipelines” and “Pipeline Safety: Gas Pipeline Leak Detection” proposed rulemakings. On May 28, 2026, PHMSA hosted a meeting of the Gas Pipeline Advisory Committee to cover the proposed “Pipeline Safety: Safety of Gas Distribution Pipelines” rule. PHMSA is anticipating publishing the final rule to the Federal Register in December of 2026. The “Pipeline Safety: Gas Pipeline Leak Detection” proposed rule would require operators of new and existing transmission and distribution pipeline facilities to conduct certain leak detection and repair programs and require facility inspection and maintenance plans to align with those regulations. On January 20, 2025, an executive order began a regulatory freeze on all rulemakings that were not yet effective pending further review. On July 8, 2026, PHMSA published the NPRM for Gas Transmission Pipelines Repair Criteria in the Federal Register. This rule proposes to modernize and clarify anomaly response criteria. To the extent such rulemakings impose more stringent requirements on our facilities, we may be required to incur expenditures that may be material.

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
•cyber-attacks, which continue to increase in volume and sophistication, or breaches of technology systems that could disrupt our operations or result in the loss or exposure of confidential or sensitive customer, employee, vendor, counterparty, or Company information; further, increased remote working arrangements have required enhancements and modifications to our IT infrastructure (e.g. Internet, Virtual Private Network, remote collaboration systems, etc.), and any failures of the technologies, including those provided by third-party service providers, that facilitate working remotely could limit our ability to conduct ordinary operations or expose us to increased risk or effect of an attack;
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
•indebtedness, which could make us more vulnerable to general adverse economic and industry conditions, limit our ability to borrow additional funds and/or place us at a competitive disadvantage compared with competitors;
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

Counterparty Credit Risk - We assess the creditworthiness of our customers. Those customers who do not meet minimum standards are required to provide security, including deposits or other forms of collateral, when appropriate and allowed by tariffs. With approximately 2.3 million customers across three states, we are not exposed materially to a concentration of credit risk. We maintain a provision for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, consideration of the current credit environment, and other information. We recover the fuel-related portion of bad debts through our purchased-gas cost adjustment mechanisms.

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

During the quarter ended June 30, 2026, no director or Section 16 officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in the Exchange Act).

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

3.2	Amended and Restated By-Laws of ONE Gas, Inc. dated August 4, 2026 (incorporated by reference to Exhibit 3.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on August 4, 2026 (File No. 1-36108)).

10.1
ONE Gas, Inc. Amended and Restated Employee Stock Purchase Plan, effective May 21, 2026 (incorporated by reference to Appendix B to ONE Gas, Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 1, 2026 (File No. 1-36108)).

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

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2026, and 2025; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2026, and 2025; (iv) Consolidated Balance Sheets at June 30, 2026 and December 31, 2025; (v) Consolidated Statements of Cash Flows for the three and six months ended June 30, 2026, and 2025; (vi) Consolidated Statements of Equity for the three and six months ended June 30, 2026, and 2025; and (vii) Notes to Consolidated Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2026		ONE Gas, Inc.
Registrant

	By:	/s/ Christopher P. Sighinolfi
Christopher P. Sighinolfi
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)