Form 10-Q
period 2026-09-30
ONE Gas, Inc.
filed 2026-11-03
CIK 1587732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026.
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

On October 23, 2026, the Company had 62,857,151 shares of common stock outstanding.

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

GLOSSARY - The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:
AAO	Accounting Authority Order
ADIT	Accumulated deferred income taxes
AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2025
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
At-the-market equity program	ONE Gas’ equity distribution agreement, under which we may issue and sell shares of our common stock, having an aggregate offering price up to $225 million
Bcf	Billion cubic feet
CAA	Federal Clean Air Act, as amended
CODM	Chief operating decision maker
EDIT	Excess deferred income taxes resulting from a change in enacted tax rates
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States of America
GRIP	Gas Reliability Infrastructure Program
GSRS	Gas System Reliability Surcharge
HDD	Heating degree day is a measure designed to reflect the demand for energy needed for heating based on the extent to which the daily average temperature falls below a reference temperature for which no heating is required, usually 65 degrees Fahrenheit
IRS	United States Internal Revenue Service
IT	Information Technology
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
KGSS-I	Kansas Gas Service Securitization I, L.L.C.
MGP	Manufactured gas plant
MMcf	Million cubic feet
Moody’s	Moody’s Investors Service, Inc.
NPRM	Notice of proposed rulemaking
NYSE	New York Stock Exchange
NYSE Texas	NYSE Texas, Inc.
OCC	Oklahoma Corporation Commission
ONE Gas	ONE Gas, Inc.
ONE Gas Credit Agreement	ONE Gas’ $1.5 billion revolving credit agreement, amended and restated on October 30, 2025
PBRC	Performance-Based Rate Change
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
PIPES Act	Protecting Our Infrastructure of Pipelines and Enhancing Safety (PIPES) Act of 2020
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
RRC	Railroad Commission of Texas
S&P	Standard & Poor’s Ratings Services
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Securitized Utility Tariff Bonds	Series 2022-A Senior Secured Securitized Utility Tariff Bonds, Tranche A
Senior Notes	ONE Gas’ registered unsecured notes consisting of $550 million of 5.10 percent senior notes due April 2029, $300 million of 2.00 percent senior notes due May 2030, $300 million of 4.25 percent senior notes due September 2032, $375 million of 5.45 percent senior notes due September 2036, $600 million of 4.658 percent senior notes due February 2044, and $400 million of 4.50 percent senior notes due November 2048
TCEQ	Texas Commission on Environmental Quality
WNA	Weather normalization adjustment(s)
XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2026	2025	2026	2025
	(Thousands of dollars, except per share amounts)
Total revenues	$391,313	$379,125	$1,634,663	$1,738,056

Cost of natural gas	73,827	76,614	557,690	707,018

Operating expenses
Operations and maintenance	137,104	137,198	423,679	403,480
Depreciation and amortization	79,627	76,933	232,652	237,951
General taxes	23,374	22,999	70,998	71,872
Total operating expenses	240,105	237,130	727,329	713,303
Operating income	77,381	65,381	349,644	317,735
Other income (expense), net	(2,761)	2,363	362	5,453
Interest expense, net	(36,596)	(35,373)	(100,055)	(106,349)
Income before income taxes	38,024	32,371	249,951	216,839
Income taxes	(6,801)	(5,905)	(43,247)	(38,921)
Net income	$31,223	$26,466	$206,704	$177,918

Earnings per share
Basic	$0.50	$0.44	$3.28	$2.96
Diluted	$0.49	$0.44	$3.27	$2.94

Average shares (thousands)
Basic	63,030	60,183	62,967	60,125
Diluted	63,183	60,554	63,180	60,425

Dividends declared per share of stock	$0.68	$0.67	$2.04	$2.01
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2026	2025	2026	2025
	(Thousands of dollars)
Net income	$31,223	$26,466	$206,704	$177,918
Other comprehensive income, net of tax
Change in pension and other postemployment benefit plan liability, net of tax	—	—	(1)	(1)
Net unrealized holding gain (loss) on available-for-sale securities, net of tax of $73, $(10), $144 and $(55), respectively	(274)	34	(542)	205
Total other comprehensive income (loss), net of tax	(274)	34	(543)	204
Comprehensive income	$30,949	$26,500	$206,161	$178,122
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
(Unaudited)	2026	2025
Assets	(Thousands of dollars)
Property, plant and equipment
Property, plant and equipment	$10,188,569	$9,734,150
Accumulated depreciation and amortization	2,718,810	2,611,952
Net property, plant and equipment	7,469,759	7,122,198
Current assets
Cash and cash equivalents	7,269	10,620
Restricted cash and cash equivalents	11,734	23,107
Total cash, cash equivalents and restricted cash and cash equivalents	19,003	33,727
Accounts receivable, net	215,889	461,631
Materials and supplies	95,756	97,595
Income tax receivable	—	55,552
Natural gas in storage	211,570	176,451
Regulatory assets	114,384	49,504
Prepaid expenses	25,484	34,224
Other current assets	11,549	7,200
Total current assets	693,635	915,884
Goodwill and other assets
Regulatory assets	269,988	256,225
Securitized intangible asset, net	210,854	233,786
Goodwill	157,953	157,953
Pension and other postemployment benefits	51,474	47,012
Other assets	131,298	120,026
Total goodwill and other assets	821,567	815,002
Total assets	$8,984,961	$8,853,084
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED BALANCE SHEETS
(Continued)
	September 30,	December 31,
(Unaudited)	2026	2025
Equity and Liabilities	(Thousands of dollars)
Equity and long-term debt
Common stock, $0.01 par value: authorized 250,000,000 shares; issued and outstanding 62,856,769 shares at September 30, 2026; issued and outstanding 62,692,392 shares at December 31, 2025	$629	$627
Paid-in capital	2,543,213	2,530,137
Retained earnings	986,438	909,355
Accumulated other comprehensive income (loss)	(539)	4
Total equity	3,529,741	3,440,123
Other long-term debt, excluding current maturities, net of issuance costs	2,504,497	2,133,018
Securitized utility tariff bonds, excluding current maturities, net of issuance costs	190,625	223,020
Total long-term debt, excluding current maturities, net of issuance costs	2,695,122	2,356,038
Total equity and long-term debt	6,224,863	5,796,161
Current liabilities
Current maturities of other long-term debt, net of issuance costs	16	249,674
Current maturities of securitized utility tariff bonds, net of issuance costs	32,266	30,566
Notes payable	789,800	737,400
Accounts payable	126,645	222,102
Accrued taxes other than income	75,287	75,568
Regulatory liabilities	21,733	57,277
Customer deposits	60,203	52,871
Other current liabilities	89,957	106,400
Total current liabilities	1,195,907	1,531,858
Deferred credits and other liabilities
Deferred income taxes	1,022,459	963,874
Regulatory liabilities	431,160	451,620
Other deferred credits	110,572	109,571
Total deferred credits and other liabilities	1,564,191	1,525,065
Commitments and contingencies
Total liabilities and equity	$8,984,961	$8,853,084
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended September 30,
(Unaudited)	2026	2025
	(Thousands of dollars)
Operating activities
Net income	$206,704	$177,918
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	232,652	237,951
Deferred income taxes	39,297	30,742
Share-based compensation expense	11,846	11,305
Provision for doubtful accounts	9,169	5,843
Changes in assets and liabilities:
Accounts receivable	236,573	192,432
Materials and supplies	1,839	(5,791)
Income tax receivable	55,552	—
Natural gas in storage	(35,119)	(36,861)
Asset removal costs	(44,426)	(35,987)
Accounts payable	(95,293)	(130,571)
Accrued taxes other than income	(281)	(1,920)
Customer deposits	7,332	419
Regulatory assets and liabilities - current	(111,460)	55,334
Regulatory assets and liabilities - noncurrent	(4,261)	23,620
Other assets and liabilities - current	(10,976)	3,339
Other assets and liabilities - noncurrent	8,640	8,045
Cash provided by operating activities	507,788	535,818
Investing activities
Capital expenditures	(542,468)	(539,433)
Other investing expenditures	(7,910)	(8,053)
Other investing receipts	7,732	3,629
Cash used in investing activities	(542,646)	(543,857)
Financing activities
Borrowings (repayments) of notes payable, net	52,400	(150,200)
Issuance of other long-term debt, net of discounts and premiums	373,781	250,000
Long-term debt financing costs	(3,356)	(432)
Issuance of common stock	3,895	3,561
Repayment of other long-term debt	(250,010)	(10)
Repayment of securitized utility tariff bonds	(31,133)	(29,493)
Dividends paid	(128,098)	(120,505)
Tax withholdings related to net share settlements of stock compensation	(4,186)	(2,634)
Construction advances	6,841	—
Cash provided by (used in) financing activities	20,134	(49,713)
Change in cash, cash equivalents, restricted cash and restricted cash equivalents	(14,724)	(57,752)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	33,727	78,537
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$19,003	$20,785
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized including AFUDC at September 30, 2026 and 2025 of $3.0 million and $4.6 million, respectively	$97,430	$103,926
Cash paid (received) for state income taxes	$1,150	$(768)
Cash paid (received) for federal income taxes	$(48,802)	$7,763
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)	Common Stock Issued	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity
	(Shares)	(Thousands of dollars)
January 1, 2026	62,692,392	$627	$2,530,137	$909,355	$4	$3,440,123
Net income	—	—	—	128,673	—	128,673
Other comprehensive income	—	—	—	—	(183)	(183)
Common stock issued and other	69,598	1	(214)	—	—	(213)
Common stock dividends - $0.68 per share	—	—	512	(43,190)	—	(42,678)
March 31, 2026	62,761,990	$628	$2,530,435	$994,838	$(179)	$3,525,722
Net income	—	—	—	46,808	—	46,808
Other comprehensive income	—	—	—	—	(86)	(86)
Common stock issued and other	35,164	1	8,119	—	—	8,120
Common stock dividends - $0.68 per share	—	—	514	(43,192)	—	(42,678)
June 30, 2026	62,797,154	$629	$2,539,068	$998,454	$(265)	$3,537,886
Net income	—	—	—	31,223	—	31,223
Other comprehensive income	—	—	—	—	(274)	(274)
Common stock issued and other	59,615	—	3,648	—	—	3,648
Common stock dividends - $0.68 per share	—	—	497	(43,239)	—	(42,742)
September 30, 2026	62,856,769	$629	$2,543,213	$986,438	$(539)	$3,529,741

January 1, 2025	59,876,861	$599	$2,294,469	$809,606	$(126)	$3,104,548
Net income	—	—	—	119,419	—	119,419
Other comprehensive income	—	—	—	—	124	124
Common stock issued and other	52,229	—	1,097	—	—	1,097
Common stock dividends - $0.67 per share	—	—	423	(40,576)	—	(40,153)
March 31, 2025	59,929,090	$599	$2,295,989	$888,449	$(2)	$3,185,035
Net income	—	—	—	32,033	—	32,033
Other comprehensive income	—	—	—	—	46	46
Common stock issued and other	69,144	1	7,373	—	—	7,374
Common stock dividends - $0.67 per share	—	—	463	(40,616)	—	(40,153)
June 30, 2025	59,998,234	$600	$2,303,825	$879,866	$44	$3,184,335
Net income	—	—	—	26,466	—	26,466
Other comprehensive income	—	—	—	—	34	34
Common stock issued and other	807	—	11,740	—	—	11,740
Common stock dividends - $0.67 per share	—	—	2,356	(42,555)	—	(40,199)
September 30, 2025	59,999,041	$600	$2,317,921	$863,777	$78	$3,182,376
See accompanying Notes to Consolidated Financial Statements.

ONE Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Our accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. These statements also have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The 2025 year-end consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes in our Annual Report. Our significant accounting policies are described in Note 1 of our Notes to Consolidated Financial Statements in our Annual Report. The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Although management believes these estimates are reasonable, actual results could differ materially from these estimates. Due to the seasonal nature of our business, the results of operations for the nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for a 12-month period.

Organization and Nature of Operations - We provide natural gas distribution services to approximately 2.3 million customers in Oklahoma, Kansas, and Texas through our three divisions, Oklahoma Natural Gas, Kansas Gas Service, and Texas Gas Service, respectively. We primarily serve residential, commercial, and transportation customers in all three states.

Segments - We operate in one reportable business segment: regulated public utilities that deliver natural gas primarily to residential, commercial, and transportation customers. Our CODM assesses our reportable segment’s financial performance by net income and other measures. We define reportable business segments as components of an organization for which discrete financial information is available and operating results are evaluated on a regular basis by the CODM in order to assess performance and allocate resources. Our CODM is our Chief Executive Officer. Characteristics relied upon in making the determination of one reportable segment for our organization include the similar nature of services we provide, the functional alignment of our organizational structure, and the reports that are regularly reviewed by the CODM for the purpose of assessing performance and allocating resources. Our management is functionally aligned and centralized, with performance evaluated based upon results of the entire distribution business. Capital allocation decisions are driven by asset integrity management, operating efficiency, growth opportunities, and government-mandated pipeline relocations, not geographic location or regulatory jurisdiction.

Our accounting policies are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report. For the three and nine months ended September 30, 2026, and 2025, we had no single external customer from which we received 10 percent or more of our gross revenues.

Property, Plant and Equipment and Asset Removal Costs - Accounts payable for construction work in progress and asset removal costs decreased by approximately $1.7 million and $10.9 million for the nine months ended September 30, 2026 and 2025, respectively. Invoices for capital expenditures or asset removal costs are included in our consolidated statements of cash flows when paid.

Accounts Receivable, Net - Accounts receivable represent valid claims against nonaffiliated customers for natural gas sold or services rendered. We assess the creditworthiness of our customers. Those customers who do not meet minimum standards may be required to provide security, including deposits and other forms of collateral, when appropriate and allowed by our tariffs. With approximately 2.3 million customers across three states, we are not exposed materially to a concentration of credit risk. We maintain an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, consideration of the current environment, and other information. We recover natural gas costs related to accounts written off when they are deemed uncollectible through the purchased-gas cost adjustment mechanisms in each of our jurisdictions. At September 30, 2026 and December 31, 2025, our allowance for doubtful accounts was $12.2 million and $12.7 million, respectively.

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

2.    REVENUE

The following table sets forth our revenues disaggregated by source for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(Thousands of dollars)
Natural gas sales to customers	$337,776	$326,975	$1,445,674	$1,566,410
Transportation revenues	31,836	30,957	102,299	105,422
Securitization customer charges (Note 14)	11,479	11,216	33,332	36,058
Miscellaneous revenues	5,897	5,915	18,852	19,232
Total revenues from contracts with customers	386,988	375,063	1,600,157	1,727,122
Other revenues - natural gas sales related	615	375	21,869	1,104
Other revenues	3,710	3,687	12,637	9,830
Total other revenues	4,325	4,062	34,506	10,934
Total revenues	$391,313	$379,125	$1,634,663	$1,738,056

Accrued unbilled natural gas sales revenues at September 30, 2026 and December 31, 2025, were $94.9 million and $216.4 million, respectively, and are included in accounts receivable on our consolidated balance sheets.

3.    REGULATORY ASSETS AND LIABILITIES

The tables below present a summary of regulatory assets and liabilities, net of amortization, for the periods indicated:

	September 30, 2026
	Current	Noncurrent	Total
	(Thousands of dollars)
Under-recovered purchased-gas costs	$54,260	$—	$54,260
Pension and postemployment benefit costs, net	10,187	215,539	225,726
Reacquired debt costs	723	723	1,446
MGP remediation costs	1,000	29,092	30,092
WNA	31,627	—	31,627
Customer credit deferrals	10,813	1,062	11,875
Other, net	5,774	23,572	29,346
Total regulatory assets	114,384	269,988	384,372
Income tax rate changes	—	(425,564)	(425,564)
Over-recovered purchased-gas costs	(19,672)	—	(19,672)
Ad-valorem tax	(1,804)	—	(1,804)
Other	(257)	(5,596)	(5,853)
Total regulatory liabilities	(21,733)	(431,160)	(452,893)
Net regulatory assets and liabilities	$92,651	$(161,172)	$(68,521)

	December 31, 2025
	Current	Noncurrent	Total
	(Thousands of dollars)
Under-recovered purchased-gas costs	$10,692	$—	$10,692
Pension and postemployment benefit costs, net	10,929	221,809	232,738
Reacquired debt costs	723	1,266	1,989
MGP remediation costs	1,000	29,105	30,105
WNA	19,175	—	19,175
Customer credit deferrals	2,953	1,091	4,044
Other, net	4,032	2,954	6,986
Total regulatory assets	49,504	256,225	305,729
Income tax rate changes	—	(444,986)	(444,986)
Over-recovered purchased-gas costs	(56,876)	—	(56,876)
Ad-valorem tax	(165)	—	(165)
Other	(236)	(6,634)	(6,870)
Total regulatory liabilities	(57,277)	(451,620)	(508,897)
Net regulatory assets and liabilities	$(7,773)	$(195,395)	$(203,168)

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

The amortization of regulatory assets and liabilities resulted in recovery (return) through rates of approximately $(1.0) million and $0.8 million for the three months ended September 30, 2026 and 2025, respectively, and approximately $(1.9) million and $8.2 million for the nine months ended September 30, 2026 and 2025, respectively.

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

The ONE Gas Credit Agreement contains certain financial, operational, and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio, excluding the debt of KGSS-I, of no more than 70 percent at the end of any calendar quarter. At September 30, 2026, our total debt-to-capital ratio, excluding KGSS-I, was 48.3 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement. We may reduce the unutilized portion of the ONE Gas Credit Agreement in whole or in part without premium or penalty. The ONE Gas Credit Agreement contains customary events of default. Upon the occurrence of certain events of default, our obligations under the ONE Gas Credit Agreement may be accelerated and the commitments may be terminated.

At September 30, 2026, we had approximately $2.4 million in letters of credit issued and no borrowings under the ONE Gas Credit Agreement, with approximately $1.5 billion of remaining credit, which is available to repay our commercial paper borrowings and for other permitted purposes.

Under our commercial paper program, we may issue unsecured commercial paper up to the maximum amount of $1.5 billion to fund short-term borrowing needs. The maturities of the commercial paper vary but may not exceed 270 days from the date of issue. Commercial paper is generally sold at par less a discount representing an interest factor. At September 30, 2026 and December 31, 2025, we had $789.8 million and $737.4 million of commercial paper outstanding with a weighted-average interest rate of 4.18 percent and 3.94 percent, respectively.

5.    LONG-TERM DEBT

The table below presents a summary of our long-term debt outstanding for the periods indicated:

		September 30,	December 31,
	Interest Rate	2026	2025
		(Thousands of dollars)
Senior Notes due:
April 2029	5.100%	$550,000	$550,000
May 2030	2.000%	300,000	300,000
September 2032	4.250%	300,000	300,000
September 2036	5.450%	375,000	—
February 2044	4.658%	600,000	600,000
November 2048	4.500%	400,000	400,000
Total Senior Notes		2,525,000	2,150,000
Unsecured Term Loan	4.540%	—	250,000
KGSS-I Securitized Utility Tariff Bonds	5.486%	226,719	257,852
Unamortized discounts, net of premiums, on long-term debt (a)		(5,201)	(3,830)
Debt issuance costs (a)		(20,315)	(18,955)
Other	8.000%	1,201	1,211
Total long-term debt, net		2,727,404	2,636,278
Less: current maturities of KGSS-I securitized utility tariff bonds, net		32,266	30,566
Less: current maturities of other long-term debt, net		16	249,674
Noncurrent portion of long-term debt, net		$2,695,122	$2,356,038
(a) Includes issuance costs and discounts for the KGSS-I Securitized Utility Tariff Bonds of $3.8 million and $4.3 million, at September 30, 2026 and December 31, 2025, respectively.

Senior Notes - In August 2026, we issued $375 million of 5.45 percent senior notes due September 2036. The proceeds from this issuance were used to repay our $250 million unsecured term loan and amounts outstanding under our commercial paper program and for general corporate purposes.

The indentures governing our Senior Notes include an event of default upon the acceleration of other indebtedness of $100 million or more. Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding Senior Notes to declare those Senior Notes immediately due and payable in full.

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

Unsecured Term Loan - The 13-month unsecured term loan agreement entered into in August 2025 totaling $250 million was paid in full in September 2026.

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

6.    EQUITY

At-the-Market Equity Program - In February 2026, we entered into an at-the-market equity distribution agreement under which we may issue and sell shares of our common stock with an aggregate offering price up to $225 million. Sales of common stock are made by means of ordinary brokers’ transactions on the NYSE and the NYSE Texas, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. At September 30, 2026, we had $204.4 million of equity available for issuance under the program. Had we fully settled all 506,607 shares sold under our forward sale agreements, as of September 30, 2026, we would have generated net proceeds of approximately $41.5 million.

The following table summarizes our outstanding forward sale agreements at September 30, 2026:

Maturity	Original Shares	Remaining Shares	Forward Price	Net Proceeds Available
	(Shares)	(Shares)	(Per share)	(Thousands of dollars)
At-the-market equity program
December 31, 2026	237,307	237,307	$86.05	$20,419
Equity forward agreements
December 31, 2026	2,500,000	269,300	78.10	21,033
Total forward sale agreements	2,737,307	506,607	$81.82	$41,452

Dividends Declared - In November 2026, we declared a dividend of $0.68 per share ($2.72 per share on an annualized basis) for shareholders of record as of November 16, 2026, payable on December 3, 2026.

7.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the effect of reclassifications from accumulated other comprehensive income (loss) in our consolidated statements of income for the periods indicated:

	Three Months Ended		Nine Months Ended		Affected Line Item in the Consolidated Statements of Income
Details About Accumulated Other	September 30,		September 30,
Comprehensive Income (Loss) Components	2026	2025	2026	2025
	(Thousands of dollars)
Pension and other postemployment benefit plan obligations (a)
Amortization of net gain (loss)	$(4,212)	$(1,834)	$(12,636)	$(5,502)
Amortization of unrecognized prior service credit (cost)	(93)	(93)	(279)	(279)
	(4,305)	(1,927)	(12,915)	(5,781)
Regulatory adjustments (b)	4,305	1,928	12,916	5,783
Amounts reclassified from accumulated other comprehensive income (loss)	—	1	1	2	Other income (expense), net
Available-for-sale securities
Amounts reclassified from accumulated other comprehensive income (loss)	1	—	36	7	Other income (expense), net
Total reclassifications before tax	1	1	37	9	Income before income taxes
Tax effect of reclassifications	—	—	(8)	(2)	Income tax expense
Net reclassifications for the period	$1	$1	$29	$7	Net income
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

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Three Months Ended September 30, 2026
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$31,223	63,030	$0.50
Diluted EPS Calculation
Effect of dilutive securities	—	153
Net income available for common stock and common stock equivalents	$31,223	63,183	$0.49

	Three Months Ended September 30, 2025
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$26,466	60,183	$0.44
Diluted EPS Calculation
Effect of dilutive securities	—	371
Net income available for common stock and common stock equivalents	$26,466	60,554	$0.44

	Nine Months Ended September 30, 2026
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$206,704	62,967	$3.28
Diluted EPS Calculation
Effect of dilutive securities	—	213
Net income available for common stock and common stock equivalents	$206,704	63,180	$3.27

	Nine Months Ended September 30, 2025
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS Calculation
Net income available for common stock	$177,918	60,125	$2.96
Diluted EPS Calculation
Effect of dilutive securities	—	300
Net income available for common stock and common stock equivalents	$177,918	60,425	$2.94

9.    EMPLOYEE BENEFIT PLANS

The following tables set forth the components of net periodic benefit cost (credit) for our pension, inclusive of our defined benefit pension plan, supplemental executive retirement plan, and other postemployment benefit plans for the periods indicated:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(Thousands of dollars)
Components of net periodic benefit cost (credit)
Service cost	$1,291	$1,337	$3,873	$4,011
Interest cost (a)	9,525	10,042	28,575	30,126
Expected return on assets (a)	(10,491)	(11,910)	(31,470)	(35,730)
Amortization of unrecognized prior service cost (credit) (a)	93	93	279	279
Amortization of net loss (gain) (a)	4,220	1,865	12,660	5,595
Net periodic benefit cost (credit)	$4,638	$1,427	$13,917	$4,281
(a) These amounts, net of any amounts capitalized as a regulatory asset, have been recognized as other (income) expense, net in the consolidated statement of income. See Note 11 for additional detail.

	Other Postemployment Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(Thousands of dollars)
Components of net periodic benefit cost (credit)
Service cost	$111	$123	$333	$369
Interest cost (a)	2,020	2,069	6,060	6,207
Expected return on assets (a)	(2,194)	(2,212)	(6,582)	(6,636)
Amortization of net loss (gain) (a)	(8)	(31)	(24)	(93)
Net periodic benefit cost (credit)	$(71)	$(51)	$(213)	$(153)
(a) These amounts, net of any amounts capitalized as a regulatory asset, have been recognized as other (income) expense, net in the consolidated statement of income. See Note 11 for additional detail.

We recover qualified pension benefit plan and other postemployment benefit plan costs through rates charged to our customers. Certain regulatory authorities require that the recovery of these costs be based on specific guidelines. The difference between these regulatory-based amounts and the periodic benefit cost calculated pursuant to GAAP is deferred as a regulatory asset or liability and amortized to expense over periods in which this difference will be recovered in rates, as authorized by the applicable regulatory authorities. For the nine months ended September 30, 2026 and 2025, regulatory deferrals related to net periodic benefit cost (credit) were $(3.3) million and $(0.7) million, respectively.

We capitalize all eligible service cost and non-service (credit) components under the accounting requirements of ASC Topic 980 (Regulated Operations) for rate-regulated entities. Capitalized non-service (credits) reflected in pension and other postemployment benefit costs, net within regulatory assets in our consolidated balance sheets were $(4.2) million and $(6.8) million at September 30, 2026 and December 31, 2025, respectively. See Note 3 of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information.

In August 2026, we purchased a group annuity contract and transferred approximately $35.5 million of the assets and $36.4 million of the liabilities related to certain participants in our defined benefit pension plan to a third-party insurance company.

Nonqualified Deferred Compensation Plan - We have a nonqualified deferred compensation plan with obligations of $18.7 million and $21.9 million at September 30, 2026 and December 31, 2025, respectively, which are reported within other deferred credits in our consolidated balance sheets. These obligations represent the amount owed to plan participants and are treated as if invested in specified deemed investment options. The nonqualified deferred compensation plan and the supplemental executive retirement plan are funded with key-person corporate-owned life insurance policies. These corporate-

owned life insurance policies are measured at cash surrender value of $47.5 million and $46.2 million at September 30, 2026 and December 31, 2025, respectively, and are reported within other assets in our consolidated balance sheets.

Gains (losses) on the corporate-owned life insurance policies are recognized in other income (expense), net within our consolidated statements of income; see Note 11 for additional detail of our other income (expense), net. Deferred compensation expense (income) associated with the nonqualified deferred compensation plan which is recognized in operations and maintenance expense within our consolidated statements of income was $1.8 million and $2.1 million for the nine months ended September 30, 2026 and 2025, respectively.

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

At September 30, 2026, we had no uncertain tax positions. We are no longer subject to income tax examination for years prior to 2022. Changes in tax laws or tax rates are recognized in the financial reporting period that includes the enactment date.

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

Income tax expense reflects credits for the amortization of the regulatory liability associated with EDIT that was returned to customers of $2.2 million and $1.7 million for the three months ended September 30, 2026 and 2025, respectively, and $15.0 million and $11.9 million for the nine months ended September 30, 2026 and 2025, respectively.

11.    OTHER INCOME AND OTHER EXPENSE

The following table sets forth the components of other income and other expense for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(Thousands of dollars)
Net periodic benefit (cost) credit other than service cost	$(983)	$289	$(3,108)	$977
Gain (loss) on investments associated with nonqualified deferred compensation plans	(1,719)	1,859	1,282	4,068
Unrealized gain (loss) on marketable equity securities	57	146	307	330
Credit due to change in federal tax regulation for securitization (a)	(3)	—	2,387	—
Other income (expense), net	(113)	69	(506)	78
Total other income (expense), net	$(2,761)	$2,363	$362	$5,453
(a) See Note 10 for additional detail.

12.    COMMITMENTS AND CONTINGENCIES

Environmental Matters - We are subject to multiple laws and regulations regarding protection of the environment and natural and cultural resources, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, plant and wildlife protection, hazardous materials use, storage and transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits, and other approvals. Failure to comply with these laws, regulations, licenses, and permits or the discovery of presently unknown environmental conditions may expose us to fines, penalties, and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the CAA and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition, and results of operations. Our expenditures for environmental investigation and remediation compliance to date have not been significant in relation to our financial position, results of operations, or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and nine months ended September 30, 2026, and 2025.

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

Pursuant to the AAO, costs approved for recovery in a future rate proceeding are to be amortized over a 15-year period. The unamortized amounts are not included in rate base or accumulate carrying charges. Following a determination that future investigation and remediation work approved by the KDHE exceeds $32.0 million, net of any related insurance recoveries, Kansas Gas Service is required to file an application with the KCC for approval to increase the $32.0 million cap. We have deferred $30.1 million for accrued investigation and remediation costs, net of insurance proceeds, pursuant to our AAO at both September 30, 2026 and December 31, 2025.

We also own or retain legal responsibility for certain environmental conditions at a former MGP site in Texas. At the request of the TCEQ, we began investigating the level and extent of contamination associated with the site under their Texas Risk Reduction Program. A preliminary site investigation revealed that this site contains contaminants generally associated with MGP sites and is subject to control or remediation under various environmental laws and regulations. At September 30, 2026, estimated costs associated with expected remediation activities for this site are not material.

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations, or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and nine months ended September 30, 2026, and 2025. The reserve for remediation of our MGP sites was $12.8 million and $13.7 million at September 30, 2026 and December 31, 2025, respectively.

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

Environmental Footprint - We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition, and results of operations. Our expenditures for environmental investigation and remediation compliance have not been significant in relation to our financial position, results of operations, or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows for the three and nine months ended September 30, 2026, and 2025.

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

Purchase Commitment - During the second quarter of 2026, the Company entered into a commitment to purchase approximately $24.8 million of materials related to the construction of a natural gas pipeline. Delivery of the materials is expected to occur in 2027. At September 30, 2026, the Company had outstanding contractual commitments of approximately $19.8 million related to this agreement and made a prepayment of $5.0 million under the agreement, which is reported in current prepaid expenses on our consolidated balance sheets.

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

Swaps - At September 30, 2026, we held over-the-counter natural gas fixed-price swaps for the heating season ending March 2027 with a total notional amount of 11.70 Bcf. At December 31, 2025, we held over-the-counter natural gas fixed-price swaps for the heating season ending March 2026 with a total notional amount of 5.02 Bcf.

Options - At September 30, 2026, we did not hold any natural gas call options. At December 31, 2025, we held purchased natural gas call options for the heating season ending March 2026 with total notional amount of 0.50 Bcf, for which we paid premiums of $0.5 million.

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

The following tables summarize, by level within the fair value hierarchy, our derivative and other assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2026 and December 31, 2025:

	September 30, 2026
	Level 1	Level 2	Netting (c)	Total
	(Thousands of dollars)
Assets:
Derivative instruments - swaps (a)	$—	$1,338	$(1,338)	$—
United States treasury notes (b)	8,192	—	—	8,192
Corporate bonds (b)	—	18,484	—	18,484
Marketable equity securities (d)	3,734	—	—	3,734
Total assets	$11,926	$19,822	$(1,338)	$30,410
Liabilities:
Derivative instruments - swaps (a)	$—	$5,141	$(1,338)	$3,803
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

The estimated fair value of our long-term debt, including current maturities, was $2.5 billion at both September 30, 2026 and December 31, 2025. The estimated fair value of our long-term debt was determined using quoted market prices and is classified as Level 2.

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

The following table summarizes the impact of KGSS-I on our consolidated balance sheets:

	September 30,	December 31,
	2026	2025
	(Thousands of dollars)
Restricted cash and cash equivalents	$11,734	$23,107
Accounts receivable	4,266	4,463
Securitized intangible asset, net	210,854	233,786
Total assets	$226,854	$261,356
Current maturities of securitized utility tariff bonds, net of issuance costs	32,266	30,566
Accounts payable	186	136
Accrued interest	2,073	5,894
Securitized utility tariff bonds, excluding current maturities, net of discounts and issuance costs $3.8 million and $4.3 million, as of September 30, 2026, and December 31, 2025, respectively	190,625	223,020
Paid-in capital	1,680	1,680
Retained earnings	24	60
Total liabilities and equity	$226,854	$261,356

The following table summarizes the impact of KGSS-I on our consolidated statements of income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(Thousands of dollars)
Operating revenues	$11,479	$11,216	$33,332	$36,058
Operating expense	(110)	(110)	(331)	(331)
Amortization expense	(8,138)	(7,490)	(22,933)	(24,476)
Interest income	135	165	381	425
Interest expense	(3,330)	(3,745)	(10,341)	(11,568)
Income before income taxes	36	36	108	108
Income taxes	—	—	—	—
Net income	$36	$36	$108	$108

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

RECENT DEVELOPMENTS

Dividend - In November 2026, we declared a dividend of $0.68 per share ($2.72 per share on an annualized basis) for shareholders of record as of November 16, 2026, payable on December 3, 2026.

Senior Notes - In August 2026, we issued $375 million of 5.45 percent senior notes due September 2036. The proceeds from this issuance were used to repay our $250 million unsecured term loan and amounts outstanding under our commercial paper program and for general corporate purposes.

Unsecured Term Loan - The 13-month unsecured term loan agreement entered into in August 2025 totaling $250 million was paid in full in September 2026.

REGULATORY ACTIVITIES

Oklahoma - On February 26, 2026, Oklahoma Natural Gas filed its required PBRC application for the year ended December 31, 2025. The filed request included a $28.7 million base rate revenue increase, $2.6 million energy efficiency incentive, and $14.4 million of estimated EDIT to be credited to customers in 2027. At the hearing on June 11, 2026, the administrative law judge recommended approval of the application as filed. Interim rates subject to refund were implemented on June 26, 2026, in compliance with the PBRC tariff. The OCC issued an order approving the application on October 14, 2026. That order has since been appealed to the Oklahoma Supreme Court.

Kansas - In July 2026, Kansas Gas Service submitted an application to the KCC requesting an increase of approximately $14.3 million related to its GSRS to be effective October 2026. The filing included expanded infrastructure investments as defined by Kansas House Bill 2435. On September 22, 2026, the KCC approved the application, and the new rates became effective in October 2026.

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

Selected Financial Results - For the three months ended September 30, 2026, net income was $31.2 million, or $0.49 per diluted share, compared with $26.5 million, or $0.44 per diluted share, in the same period last year. Adjusted net income was $33.5 million, or $0.53 adjusted net income per diluted share, for the three months ended September 30, 2026 compared with adjusted net income of $28.6 million, or $0.47 adjusted net income per diluted share, in the same period last year. For the nine months ended September 30, 2026, net income was $206.7 million, or $3.27 per diluted share, compared with $177.9 million, or $2.94 per diluted share, in the same period last year. Adjusted net income was $218.9 million, or $3.47 adjusted net income per diluted share, for the nine months ended September 30, 2026 compared with adjusted net income of $181.3 million, or $3.00 adjusted net income per diluted share, in the same period last year. See the “Non-GAAP Financial Measures” section for a reconciliation of the Company’s GAAP net income and GAAP EPS to adjusted net income and adjusted net income per share.

The following table sets forth certain selected financial results for our operations for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2026 vs. 2025		2026 vs. 2025
Financial Results	2026	2025	2026	2025	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars, except percentages)
Natural gas sales	$338.4	$327.3	$1,466.1	$1,567.2	$11.1	3%	$(101.1)	(6)%
Transportation revenues	31.8	31.0	103.7	105.8	0.8	3%	(2.1)	(2)%
Securitization customer charges	11.4	11.2	33.3	36.0	0.2	2%	(2.7)	(8)%
Other revenues	9.8	9.6	31.6	29.1	0.2	2%	2.5	9%
Total revenues	$391.4	$379.1	$1,634.7	$1,738.1	$12.3	3%	$(103.4)	(6)%
Cost of natural gas	73.8	76.6	557.7	707.0	(2.8)	(4)%	(149.3)	(21)%
Operating costs	160.5	160.2	494.7	475.4	0.3	—%	19.3	4%
Depreciation and amortization	79.7	76.9	232.7	238.0	2.8	4%	(5.3)	(2)%
Operating income	$77.4	$65.4	$349.6	$317.7	$12.0	18%	$31.9	10%
Capital expenditures and asset removal costs	$229.0	$207.6	$586.9	$575.4	$21.4	10%	$11.5	2%

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

Operating income increased $12.0 million for the three months ended September 30, 2026, compared with the same period last year, due primarily to the following:

•an increase of $13.5 million in revenue from new rates; and
•an increase of $3.3 million in residential sales due primarily to net customer growth in Oklahoma and Texas.

These increases were partially offset by:

•an increase of $1.0 million in employee-related costs; and
•an increase of $2.8 million in depreciation and amortization expense.

Operating income increased $31.9 million for the nine months ended September 30, 2026, compared with the same period last year, due primarily to the following:

•an increase of $57.2 million from new rates;
•an increase of $6.5 million in residential sales due primarily to net customer growth in Oklahoma and Texas; and
•an increase of $2.0 million from released transportation capacity to other shippers in Kansas.

These increases were partially offset by:

•a decrease of $11.3 million in revenue due to lower sales and transport volumes, net of the impact of weather normalization mechanisms;
•an increase of $13.4 million in employee-related cost;
•an increase of $3.3 million in outside services;
•an increase of $2.3 million in fleet expense; and
•an increase of $3.3 million in bad debt expense.

Weather across our service territories was 93 percent warmer than the prior year for the three months ended September 30, 2026 and 25 percent warmer than the prior year for the nine months ended September 30, 2026. The impact on operating income was mitigated by our weather normalization mechanisms.

Other Factors Affecting Net Income - Other factors that affected net income for the three months ended September 30, 2026, compared to the same period last year, include a decrease of $5.1 million in other income (expense), net due primarily to a $3.6 million decrease in the market value of investments associated with our nonqualified deferred compensation plan and a $1.3 million decrease in net periodic benefit credit other than service costs.

Other income (expense), net for the nine months ended September 30, 2026, compared to the same period last year, decreased $5.1 million due primarily to a $4.1 million decrease in net periodic benefit credit other than service costs, a $2.8 million decrease in the market value of investments associated with our nonqualified deferred compensation plan, partially offset by a credit of $2.4 million due to the change in federal tax regulation for securitization.

Additionally, net income for the three months ended September 30, 2026, compared with the same period last year, includes an increase in interest expense, net of $1.2 million due primarily to interest on the 13-month unsecured term loan that matured in September 2026 and the issuance of $375 million of 5.45 percent senior notes due September 2036. Net income for the nine months ended September 30, 2026, compared to the same period last year, includes a decrease in interest expense, net of $6.3 million due primarily to lower weighted-average interest rate on commercial paper borrowings and the implementation of Texas House Bill 4384.

EDIT - Income tax expense reflects credits for the amortization of the regulatory liability associated with EDIT that were returned to customers of $2.2 million and $1.7 million for the three months ended September 30, 2026 and 2025, respectively, and credits of $15.0 million and $11.9 million for the nine months ended September 30, 2026 and 2025, respectively.

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

Capital expenditures and asset removal costs were $21.4 million and $11.5 million higher for the three and nine months ended September 30, 2026, compared with the same periods last year. Our full-year capital expenditures and asset removal costs are expected to be approximately $800 million for 2026.

Non-GAAP Financial Measures - Adjusted net income and adjusted net income per share are calculated as GAAP net income plus the deferral of an equity portion of a carrying cost attributable to shareholders’ investment capitalized for regulatory purposes but not for financial reporting purposes. These carrying costs relate to property, plant and equipment that has been placed in service, but not yet reflected in Texas rates. Property, plant and equipment placed in service may vary by quarter based on the timing and complexity of projects, weather impacts, construction completion schedules, contractor activities, and other operational factors. During the three months ended September 30, 2026, we placed $89.8 million of property, plant and equipment in service eligible for this treatment, compared with $116.9 million in the same period last year. For the nine months ended September 30, 2026, we placed $215.1 million of property, plant and equipment in service eligible for this treatment, compared with $242.5 million in the same period last year. Adjusted net income and adjusted net income per share should not be considered in isolation or as a substitute for GAAP net income or GAAP EPS.

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

The following table contains a reconciliation of the Company’s GAAP net income and GAAP EPS to adjusted net income and adjusted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(Thousands of dollars, except per share amounts)
Net income - GAAP	$31,223	$26,466	$206,704	$177,918
Other income - deferred carrying cost (a)	2,250	2,085	12,232	3,386
Income taxes (b)	—	—	—	—
Adjusted net income - non-GAAP	$33,473	$28,551	$218,936	$181,304

Earnings per share - GAAP
Basic	$0.50	$0.44	$3.28	$2.96
Diluted	$0.49	$0.44	$3.27	$2.94

Adjusted net income per share - non-GAAP
Basic	$0.53	$0.47	$3.48	$3.02
Diluted	$0.53	$0.47	$3.47	$3.00

Average shares (thousands)
Basic	63,030	60,183	62,967	60,125
Diluted	63,183	60,554	63,180	60,425
(a) The allowance for earnings on shareholders’ investment capitalized for regulatory purposes but not for financial reporting purposes applied to property, plant and equipment placed in service, but not yet reflected in Texas rates, as authorized by our regulators or state law. Property, plant and equipment placed in service may vary by quarter based on the timing and complexity of projects, weather impacts, construction completion schedules, contractor activities, and other operational factors. During the three months ended September 30, 2026, we placed $89.8 million of property, plant and equipment in service eligible for this treatment, compared with $116.9 million in the same period last year. For the nine months ended September 30, 2026, we placed $215.1 million of property, plant and equipment in service eligible for this treatment, compared with $242.5 million in the same period last year.
(b) This deferred carrying cost increases book income but is non-taxable, creating a permanent tax difference.

Selected Operating Information - The following tables set forth certain selected operating information for the periods indicated:

	Three Months Ended								Variances
	September 30,								2026 vs. 2025
(in thousands)	2026				2025				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	850	594	678	2,122	846	591	672	2,109	4	3	6	13
Commercial and industrial	75	50	34	159	77	50	34	161	(2)	—	—	(2)
Other	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	5	1	11	5	5	1	11	—	—	—	—
Total customers	930	649	716	2,295	928	646	710	2,284	2	3	6	11

	Nine Months Ended								Variances
	September 30,								2026 vs. 2025
(in thousands)	2026				2025				Increase (Decrease)
Average Number of Customers	OK	KS	TX	Total	OK	KS	TX	Total	OK	KS	TX	Total
Residential	854	599	678	2,131	849	597	673	2,119	5	2	5	12
Commercial and industrial	76	51	34	161	77	51	35	163	(1)	—	(1)	(2)
Other	—	—	3	3	—	—	3	3	—	—	—	—
Transportation	5	5	1	11	5	5	1	11	—	—	—	—
Total customers	935	655	716	2,306	931	653	712	2,296	4	2	4	10

The increase in the average number of customers for the periods presented is due primarily to the connection of new customers resulting from the extension and expansion of our system in our service areas. For the three months ended September 30, 2026, our average customer count includes approximately 5,100 new customer connections in the period. For the nine months ended September 30, 2026, our average customer count includes approximately 14,700 new customer connections in the period. For the year ended December 31, 2025, our average customer count included approximately 23,000 new customer connections.

The following table reflects total volumes delivered, excluding the effects of WNA mechanisms on sales volumes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Volumes (MMcf)	2026	2025	2026	2025
Natural gas sales
Residential	7,351	7,652	61,718	79,162
Commercial and industrial	3,902	4,094	23,955	29,081
Other	407	555	1,770	2,210
Total sales volumes delivered	11,660	12,301	87,443	110,453
Transportation	47,626	46,088	157,420	160,161
Total volumes delivered	59,286	58,389	244,863	270,614

The impact of weather on residential and commercial natural gas sales is mitigated by WNA mechanisms in all jurisdictions.

The following table sets forth the HDDs by state for the periods indicated:

	Three Months Ended
	September 30,
	2026		2025		2026 vs. 2025	2026	2025
HDDs	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	—	—	—	9	0%	—%	—%
Kansas	1	38	14	38	(93)%	3%	37%
Texas	—	—	—	2	0%	—%	—%

	Nine Months Ended
	September 30,
	2026		2025		2026 vs. 2025	2026	2025
HDDs	Actual	Normal	Actual	Normal	Actual Variance	Actual as a percent of Normal
Oklahoma	1,537	2,028	2,080	2,036	(26)%	76%	102%
Kansas	2,305	2,921	2,943	2,921	(22)%	79%	101%
Texas	710	994	1,051	996	(32)%	71%	106%

Normal HDDs are established through rate proceedings in each of our jurisdictions for use primarily in weather normalization billing calculations. See further discussion on weather normalization in our Regulatory Overview section in Part I, Item 1, “Business,” of our Annual Report. Normal HDDs disclosed above are based on:

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

Actual HDDs are based on the quarter-weighted average of:

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

The ONE Gas Credit Agreement contains certain financial, operational, and legal covenants. Among other things, these covenants include maintaining ONE Gas’ total debt-to-capital ratio, excluding the debt of KGSS-I, of no more than 70 percent at the end of any calendar quarter. At September 30, 2026, our total debt-to-capital ratio, excluding KGSS-I, was 48.3 percent and we were in compliance with all covenants under the ONE Gas Credit Agreement. We may reduce the unutilized portion of the ONE Gas Credit Agreement in whole or in part without premium or penalty. The ONE Gas Credit Agreement contains customary events of default. Upon the occurrence of certain events of default, our obligations under the ONE Gas Credit Agreement may be accelerated and the commitments may be terminated.

At September 30, 2026, we had approximately $2.4 million in letters of credit issued and no borrowings under the ONE Gas Credit Agreement, with approximately $1.5 billion of remaining credit, which is available to repay our commercial paper borrowings and for other permitted purposes.

Under our commercial paper program, we may issue unsecured commercial paper up to the maximum amount of $1.5 billion to fund short-term borrowing needs. The maturities of the commercial paper vary but may not exceed 270 days from the date of issue. Commercial paper is generally sold at par less a discount representing an interest factor. At September 30, 2026 and December 31, 2025, we had $789.8 million and $737.4 million of commercial paper outstanding with a weighted-average interest rate of 4.18 percent and 3.94 percent, respectively.

Senior Notes - In August 2026, we issued $375 million of 5.45 percent senior notes due September 2036. The proceeds from this issuance were used to repay our $250 million unsecured term loan and amounts outstanding under our commercial paper program and for general corporate purposes.

At September 30, 2026, our long-term debt-to-capital ratio was 41.5 percent, exclusive of KGSS-I debt.

The indentures governing our Senior Notes include an event of default upon the acceleration of other indebtedness of $100 million or more. Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding Senior Notes to declare those Senior Notes immediately due and payable in full.

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

Unsecured Term Loan - The 13-month unsecured term loan agreement entered into in August 2025 totaling $250 million was paid in full in September 2026.

Credit Ratings - Our credit ratings at September 30, 2026, were:

Rating Agency	Long-term Rating	Short-term Rating	Outlook
Moody’s	A3	Prime-2	Stable
S&P	A-	A-2	Stable

We intend to maintain credit metrics at a level that supports our balanced approach to capital investment and a return of capital to shareholders via a dividend that we believe will be competitive with our peer group.

Securitized Utility Tariff Bonds - At September 30, 2026, we had outstanding $226.7 million of 5.486 percent KGSS-I Securitized Utility Tariff Bonds with $32.3 million due within the next year. The bonds are governed by an indenture between KGSS-I and the indenture trustee. The indenture contains certain covenants that restrict KGSS-I’s ability to sell, transfer, convey, exchange, or otherwise dispose of its assets.
At-the-Market Equity Program - In February 2026, we entered into an at-the-market equity distribution agreement under which we may issue and sell shares of our common stock with an aggregate offering price up to $225 million. Sales of common stock are made by means of ordinary brokers’ transactions on the NYSE and the NYSE Texas, in block transactions or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program. At September 30, 2026, we had $204.4 million of equity available for issuance under the program. Had we fully settled all 506,607 shares sold under our forward sale agreements, as of September 30, 2026, we would have generated net proceeds of approximately $41.5 million.

Pension and Other Postemployment Benefit Plans - In 2026, our contributions are expected to be approximately $4.0 million to our defined benefit pension plans, and no contributions are expected to be made to our other postemployment benefit plans. We use a December 31 measurement date for our plans.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Nine Months Ended
	September 30,		Variance
	2026	2025	2026 vs. 2025
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$507.8	$535.8	$(28.0)
Investing activities	(542.6)	(543.8)	1.2
Financing activities	20.1	(49.7)	69.8
Change in cash, cash equivalents, restricted cash and restricted cash equivalents	(14.7)	(57.7)	43.0
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	33.7	78.5	(44.8)
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$19.0	$20.8	$(1.8)

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

Operating cash flows were lower for the nine months ended September 30, 2026, compared with the prior period, due primarily to working capital changes related to the recovery of regulatory assets, net.

Investing Cash Flows - Cash used in investing activities decreased for the nine months ended September 30, 2026, compared with the prior period, due primarily to the timing of capital expenditures for system integrity and extension of service to new areas.

Financing Cash Flows - Cash used in financing activities decreased for the nine months ended September 30, 2026, compared with the prior period, due primarily to higher issuances of long-term debt.

ENVIRONMENTAL, SAFETY, AND REGULATORY MATTERS

Environmental Matters - We are subject to multiple laws and regulations regarding protection of the environment and natural and cultural resources, which affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, plant and wildlife protection, hazardous materials use, storage, and transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits, and other approvals. Failure to comply with these laws, regulations, licenses, and permits or the discovery of presently unknown environmental conditions may expose us to fines, penalties, and/or interruptions in our operations that could be material to our results of operations. In addition, emission controls and/or other regulatory or permitting mandates under the CAA and other similar federal and state laws could require unexpected capital expenditures. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition, and results of operations. Our expenditures for environmental investigation and remediation compliance to date have not been significant in relation to our financial position, results of operations, or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and nine months ended September 30, 2026, and 2025.

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

Pursuant to the AAO, costs approved for recovery in a future rate proceeding are to be amortized over a 15-year period. The unamortized amounts are not included in rate base or accumulate carrying charges. Following a determination that future investigation and remediation work approved by the KDHE exceeds $32.0 million, net of any related insurance recoveries, Kansas Gas Service is required to file an application with the KCC for approval to increase the $32.0 million cap. We have deferred $30.1 million for accrued investigation and remediation costs, net of insurance proceeds, pursuant to our AAO at both September 30, 2026 and December 31, 2025.

We also own or retain legal responsibility for certain environmental conditions at a former MGP site in Texas. At the request of the TCEQ, we began investigating the level and extent of contamination associated with the site under their Texas Risk Reduction Program. A preliminary site investigation revealed that this site contains contaminants generally associated with MGP sites and is subject to control or remediation under various environmental laws and regulations. At September 30, 2026, estimated costs associated with expected remediation activities for this site are not material.

Our expenditures for environmental evaluation, mitigation, remediation, and compliance to date have not been significant in relation to our financial position, results of operations, or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and nine months ended September 30, 2026, and 2025. The reserve for remediation of our MGP sites was $12.8 million and $13.7 million at September 30, 2026 and December 31, 2025, respectively.

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

Environmental Footprint - We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition, and results of operations. Our expenditures for environmental investigation and remediation compliance to date have not been significant in relation to our financial position, results of operations, or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows for the three and nine months ended September 30, 2026, and 2025.

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

Commodity Price Risk - Our commodity price risk, driven primarily by fluctuations in the price of natural gas, is mitigated by our purchased-gas cost adjustment mechanisms through which we pass through natural gas costs to our customers without profit. We may use fixed-price natural gas contracts or derivative instruments to hedge the cost of a portion of our anticipated natural gas purchases during the winter heating months to reduce the impact on our customers of upward market price volatility of natural gas. Additionally, we inject natural gas into storage during the warmer months, when natural gas prices are typically lower, and withdraw the natural gas during the colder months of the year. Gains or losses associated with these derivative instruments and the costs of our fixed-price natural gas contracts and storage activities are included in, and recoverable through our purchased-gas cost adjustment mechanisms, which are subject to review by regulatory authorities.

Interest-Rate Risk - We are exposed to interest-rate risk primarily associated with commercial paper borrowings, borrowings under our short- and long-term credit agreements, and new debt financing needed to fund capital requirements, including future contractual obligations and maturities of long-term and short-term debt. We may manage interest-rate risk on future borrowings through the use of fixed-rate debt, floating-rate debt and, at times, interest-rate swaps. Fixed-rate swaps may be used to reduce our risk of increased interest costs during periods of rising interest rates. Floating-rate swaps may be used to convert the fixed rates of long-term borrowings into short-term variable rates.

Counterparty Credit Risk - We assess the creditworthiness of our customers. Those customers who do not meet minimum standards may be required to provide security, including deposits or other forms of collateral, when appropriate and allowed by tariffs. With approximately 2.3 million customers across three states, we are not exposed materially to a concentration of credit risk. We maintain a provision for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, consideration of the current credit environment, and other information. We recover the fuel-related portion of bad debts through our purchased-gas cost adjustment mechanisms.

ITEM 4.CONTROLS AND PROCEDURES

Quarterly Evaluation of Disclosure Controls and Procedures - Our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report based on the evaluation of the disclosure controls and procedures (as defined by Rule 13a-15(b) of the Exchange Act).

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

During the quarter ended September 30, 2026, no director or Section 16 officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

ITEM 6.    EXHIBITS

Readers of this report should not rely on or assume the accuracy of any representation or warranty or the validity of any opinion contained in any agreement filed as an exhibit to this Quarterly Report, because such representation, warranty or opinion may be subject to exceptions and qualifications contained in separate disclosure schedules, may represent an allocation of risk between parties in the particular transaction, may be qualified by materiality standards that differ from what may be viewed as material for securities law purposes, or may no longer continue to be true as of any given date. All exhibits attached to this Quarterly Report are included for the purpose of complying with requirements of the SEC. Other than the certifications made by our officers pursuant to the Sarbanes-Oxley Act of 2002 included as exhibits to this Quarterly Report, all exhibits are included only to provide information to investors regarding their respective terms.

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

4.1
Indenture, dated as of August 13, 2026, between ONE Gas, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on August 13, 2026 (File No. 1-36108)).

4.2
First Supplemental Indenture, dated as of August 13, 2026, between ONE Gas, Inc. and U.S. Bank National Association, as trustee, with respect to the 5.45% Senior Notes due 2036 (incorporated by reference to Exhibit 4.2 to ONE Gas, Inc.’s Current Report on Form 8-K filed on August 13, 2026 (File No. 1-36108)).

10.1
Underwriting Agreement dated August 11, 2026, between ONE Gas, Inc. and BofA Securities, Inc., RBC Capital Markets, LLC and Truist Securities, Inc., as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to ONE Gas, Inc.’s Current Report on Form 8-K filed on August 13, 2026 (File No. 1-36108)).

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

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2026, and 2025; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2026, and 2025; (iv) Consolidated Balance Sheets at September 30, 2026 and December 31, 2025; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025; (vi) Consolidated Statements of Equity for the three and nine months ended September 30, 2026, and 2025; and (vii) Notes to Consolidated Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 3, 2026		ONE Gas, Inc.
Registrant

	By:	/s/ Christopher P. Sighinolfi
Christopher P. Sighinolfi
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)